Form 10-K
period 2016-12-31
Invitation Homes Inc.
filed 2017-03-30
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-38004

Invitation Homes Inc. (Exact name of registrant as specified in governing instruments)

Maryland (State or other jurisdiction of incorporation or organization)	90-0939055 (I.R.S. Employer Identification No.)
1717 Main Street, Suite 2000 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)
(972) 421-3600 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common stock, par value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2016, the last day of the registrant’s most recently completed second quarter, the registrant’s common stock was not publicly traded. The registrant's common stock, $0.01 par value per share, began trading on the New York Stock Exchange on February 1, 2017. As of March 29, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,920.6 million (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on March 30, 2017 was 310,376,634.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	6
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	40
Item	2.	Properties	41
Item	3.	Legal Proceedings	42
Item	4.	Mine Safety Disclosures	42

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	43
Item	6.	Selected Financial Data	45
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	71
Item	8.	Financial Statements and Supplementary Data	72
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item	9A.	Controls and Procedures	72
Item	9B.	Other Information	73

PART III
Item	10.	Directors, Executive Officers and Corporate Governance	75
Item	11.	Executive Compensation	82
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97
Item	13.	Certain Relationships and Related Transactions, and Director Independence	99
Item	14.	Principal Accountant Fees and Services	102

PART IV
Item	15.	Exhibits and Financial Statement Schedules	103
Item	16.	Form 10-K Summary	106

Signatures
Exhibits

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under Part I. Item 1A. “Risk Factors," as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this in this Annual Report and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Prior to the completion of our initial public offering, our business was owned by six holding entities: Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P. We refer to these six holding entities collectively as the “IH Holding Entities.” Unless the context suggests otherwise, references to “IH1,” “IH2,” “IH3,” “IH4,” “IH5” and “IH6” refer to Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P., respectively, in each case including any wholly owned subsidiaries, if applicable. The IH Holding Entities were under the common control of Blackstone Real Estate Partners VII L.P., an investment fund sponsored by The Blackstone Group L.P., and its general partner and certain affiliated funds and investment vehicles. Investment funds and vehicles associated with or designated by The Blackstone Group L.P. are referred to herein as “Blackstone” or “our Sponsor.” We refer to Blackstone, together with our management and other equity holders, collectively as our “pre-IPO owners.” Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Invitation Homes,” the “Company,” “we,” “our” and “us” refer (1) prior to the consummation of the reorganization transactions described in Part I. Item 1. “Business” (the “Pre-IPO Transactions”), to the combined IH Holding Entities and their consolidated subsidiaries (including Invitation Homes Operating Partnership LP (our “Operating Partnership”)) and (2) after the consummation of the Pre-IPO Transactions, to Invitation Homes Inc. and its consolidated subsidiaries (including the Operating Partnership and the IH Holding Entities).
In this Annual Report on Form 10-K:

•
“average monthly rent” represents the average of the contracted monthly rent for occupied properties in an identified population of homes for the relevant period and reflects rent concessions amortized over the life of the related lease;

•
“average occupancy” for an identified population of homes represents (i) the number of days that the homes available for lease in such population were occupied, divided by (ii) the total number of available days in the measurement period for the homes in that population;

•
“days to re-resident” for an individual home represents the number of days a home is unoccupied between residents, calculated as the number of days between (i) the date the prior resident moves out of a home, and (ii) the date the next resident is granted access to the same home, which is deemed to be the earlier of (x) the next resident’s contractual lease start date and (y) the next resident’s move-in date;

•
“in-fill” refers to markets, MSAs, submarkets, neighborhoods or other geographic areas that are typified by significant population densities and low availability of land suitable for being developed into competitive properties, resulting in limited opportunities for new construction;

•
“Metropolitan Statistical Area” or “MSA” is defined by the U.S. Office of Management and Budget as a region associated with at least one urbanized area that has a population of at least 50,000 and comprises the central county or counties containing the core, plus adjacent outlying counties having a high degree of social and economic integration with the central county or counties as measured through commuting;

•
“net effective rental rate growth” for any home represents the difference between the monthly rent from an expiring lease and the monthly rent from the next lease, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident chooses to stay for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home;

•
“Northern California” includes Modesto, CA, Napa, CA, Oakland-Fremont-Hayward, CA, Sacramento-Arden-Arcade-Roseville, CA, San Jose-Sunnyvale-Santa Clara, CA, Stockton-Lodi, CA, Vallejo-Fairfield, CA and Yuba City, CA;

•	“PSF” means per square foot;

•
“Same Store” or “Same Store portfolio” includes, for a given reporting period, homes that have been stabilized (defined as homes that have (i) completed an upfront renovation and (ii) entered into at least one post-renovation Invitation Homes lease) for at least 90 days prior to the first day of the prior-year measurement period and excludes homes that have been sold and homes that have been designated for sale but have not yet entered into a written sale agreement during such reporting period. Same Store portfolios are established as of January 1st of each calendar year. Therefore, any home included in the Same Store portfolio will have satisfied the conditions described in clauses (i)

and (ii) above prior to October 3rd of the year prior to the first year of the comparison period. We believe presenting information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides investors with meaningful information about the performance of our comparable homes across periods and about trends in our organic business;

•	“South Florida” includes Fort Lauderdale-Pompano Beach-Deerfield Beach, FL, Key West, FL, Miami-Miami Beach-Kendall, FL and West Palm Beach-Boca Raton-Delray Beach, FL;

•
“Southern California” includes Anaheim-Santa Ana-Irvine, CA, Los Angeles-Long Beach-Glendale, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA and San Diego-Carlsbad-San Marcos, CA;

•
“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless the context otherwise requires, all measures in this prospectus are presented on a total portfolio basis;

•
“turnover rate” represents the number of instances that homes in an identified population become unoccupied in a given period, divided by the number of homes in such population. To the extent the measurement period shown is less than 12 months, the turnover rate will be reflected on an annualized basis; and

•	“Western United States” includes our Southern California, Northern California, Seattle, Phoenix and Las Vegas markets.

PART I
ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in desirable neighborhoods across America. With nearly 50,000 homes for lease in 13 markets across the country, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We have selected locations with strong demand drivers, high barriers to entry and high rent-growth potential, primarily in the Western United States and Florida. Through disciplined market and asset selection, we designed our portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain and manage our homes.
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth and superior NOI growth relative to the broader U.S. housing and rental market. Within our 13 markets, we target attractive neighborhoods in in-fill locations with multiple demand generators, such as proximity to major employment centers, desirable schools and transportation corridors. Our homes average approximately 1,850 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We have made approximately $1.2 billion of upfront renovation investment in the homes in our portfolio, representing approximately $25,000 per home, in order to address capital needs, reduce ongoing maintenance costs and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well positioned to drive strong rent growth, attractive margins and predictable cash flows.
Our Platform
Our vertically integrated, scalable platform allows greater influence over the experience of our residents while enabling us to better control operating costs and continuously share best practices across functional areas of the business. Our differentiated platform is built upon:

•
Resident-centric focus. Our high-touch business model enables us to continuously solicit and integrate resident feedback into our operations and tailor our approach to address their preferences, providing a superior living experience and fostering customer loyalty. We believe this, in turn, drives rent growth, occupancy and low turnover rates and will enable us to develop significant brand equity in the longer term.

•
Local presence and expertise. We employ a differentiated “Community Model” whereby in-market managers oversee the operations of local leasing management, property management and maintenance teams, enabling us to provide outstanding resident service, leverage local expertise in managing rental, occupancy rates and turnover rates, and improve cost and oversight over renovations and ongoing maintenance. As a result of our concentrated footprint within our markets, our regional managers and in-market teams are able to realize local-operator advantages, while still benefiting from significant economies of scale.

•
Scalable, centralized infrastructure. We support local market operations with national strategy, infrastructure and standards to drive efficiency, consistency and cost savings. We utilize our extensive scale to ensure the consistent quality of our resident experience and maximize cost efficiencies and purchasing power. On a national level we are also able to standardize resident leases, employ a consistent approach to resident screening and leasing operations, and utilize dynamic, rules-based pricing tools informed by local market conditions.

Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology. Through the integration of investment and asset management and property management functions, our platform enables our teams to incorporate real time information regarding leasing activity, property operations, maintenance and capital spending into asset selection. We believe the advantages of our integrated acquisition platform and local market expertise have driven the quality of our existing portfolio of 48,298 homes as of December 31, 2016, over 94% of which were acquired in single-asset transactions. We believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
Our Business Activities
Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain and manage our homes. Our differentiated approach, which combines a resident-centric focus, local market presence and expertise, and national strategy, infrastructure and standards, informs all areas of our operations.
Investment and Asset Management
Acquisition Strategy
We have a disciplined acquisition platform that assembled our current portfolio and is capable of deploying capital across multiple acquisition channels and markets simultaneously. We selected our 13 current markets based on a robust market selection process utilizing an analysis of housing and rental market supply and demand fundamentals, macroeconomic and demographic trends and risk-adjusted total return potential. Specifically, the process we use to select our markets ranks these markets based on relative weightings of factors that include, but are not limited to, forecast population and employment growth, household formation, historical and forecast deliveries of new residential housing supply, discounts to replacement cost for single-family residential housing, size of the addressable market, volume of new and existing home sales, potential yields implied by the relationship between market rental rates and the price of single-family residential housing, forecast home price appreciation and forecast rental rate growth.
We have amassed significant scale within our 13 markets. In these markets, our acquisition strategy has been and will continue to be focused on buying, renovating and operating high quality single-family homes for lease that we believe will appeal to and attract a high quality resident base, experience robust long-term demand and benefit from capital appreciation. In evaluating acquisitions, we analyze 64 factors, including neighborhood desirability, proximity to employment centers, schools, transportation corridors, community amenities, construction type and required ongoing capital needs, among others.
We target submarkets and neighborhoods in undersupplied high-growth markets, and leverage our in-house acquisition and operations teams’ local market expertise to acquire homes in in-fill locations that we believe will experience above average rental rate growth and home price appreciation. Our in-house acquisition teams comprise dedicated professionals located in our 13 markets and professionals located at our corporate headquarters in Dallas, Texas, who provide strategic direction and overall oversight. Our acquisition teams have significant local market experience and expertise in single-family investments and sales, which enables us to target specific submarkets, neighborhoods, individual streets and homes that meet our selection and underwriting criteria. To date, we have underwritten over one million individual homes which gives us a substantial, proprietary database on which we can draw as we evaluate future acquisition opportunities in our markets. The number of homes underwritten represents the total number of acquisition opportunities that we have considered and conducted preliminary analysis of, including acquisition opportunities that were ultimately not pursued or completed. As a result of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition. We also collaborate with local real estate brokers and others, and leverage these relationships to source off-market acquisition opportunities. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinate with our in-house renovation, maintenance and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.
Property Renovations
We have an in-house team of dedicated personnel located in our markets who oversee our upfront property renovation process and the ongoing maintenance of our homes. This team works in collaboration with our in-house investment and property management teams to maximize the total return of our upfront investment and minimize ongoing maintenance costs. To this end, our professionals evaluate: the structural needs of a property (e.g., examining roofs, HVAC systems and siding); other maintenance-reducing improvements and repairs (e.g., installing durable hard-surface flooring, removing carpet from high-traffic areas, and testing plumbing and pipes both in the home and out to the street); and the level of fit and finish required to maintain consistency with our brand standards and maximize rental demand (e.g., selecting cabinet and countertop finishes and appliances designed to improve resident demand).
In general, before a home is acquired or when an acquired home first becomes vacant, our in-house teams begin the renovation process by preparing a detailed renovation budget and scope of work based on an assessment of each property’s major systems and structural features. These include HVAC, roofs, pools, and plumbing and electrical systems. In addition, we also evaluate other features of our homes’ fit and finish, including appliances, landscaping, decks and/or patios and fixtures. During our initial assessment we also determine the potential for, and potential return on, any value-additive upgrades that may reduce future operating costs or enhance rental demand and, by extension, our ability to realize more attractive rental rates, occupancy or turnover rates.
Through local oversight by in-house personnel of the entire process of renovating our homes, we are able to drive cost efficiencies. Each property’s detailed budget and scope of work prepared by our in-house team of renovation professionals is reviewed and vetted by our in-house asset management and operations teams, and in the case of work we contract directly, presented for bid to one or more of our pre-approved vendor partners in each of our markets. In the case of work for which we rely upon general contractors, we set prices based on the scope of work involved. By establishing and enforcing best practices and quality consistency, and through a constant process of evaluating and grading our vendor partners, we believe that we are able to reduce the costs of both materials and labor. For example, we have negotiated discounts and extended warranties for products that we regularly use during the renovation process, including appliances, HVAC systems and components, carpet and flooring, and paint, among others. We are also able to reduce general contractor fees by working directly with vendors. We believe this approach results in both a larger proportion of our upfront renovation expenditures going toward actual investment in our homes as well as lower overall expenditures than if we were to outsource all elements of vendor selection and oversight to third party general contractors.
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives. We believe we have a proven ability to optimize sales prices while reducing time to sale and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our new “Resident First Look” program, which facilitates home sales to our current residents, direct-to-market sales and MLS. We believe the significant local density of our portfolio, which averages over 3,715 homes per market as of December 31, 2016, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Property Operations
Property operations encompasses the in-house local market management and execution of marketing, leasing, resident relations, and maintenance functions. We have developed and employ a highly scalable, vertically integrated, resident-centric property management platform. All of our property management functions have been internally managed since our founding in 2012, and we have developed an extensive property management infrastructure, including systems, dedicated in-market personnel and local offices in each of our markets. All of our local market personnel are supported by our centralized national infrastructure, which allows us to deploy best practices and standardization where appropriate. The combination of our local market presence and national infrastructure enables us to exercise greater control over our property management platform, allowing us to enhance the experience of our residents, better manage operating costs and share best practices across various functional areas of our business.

We have organized our in-house property management personnel and operating structure according to a “Community Model” whereby Vice Presidents of Operations in each of our markets are responsible for the operations of local leasing management, property management and maintenance teams. We believe our “Community Model” differentiates our approach to local market operations and enables us to provide superior, high-touch resident service, maximize the effectiveness of our in-market personnel in managing rental rates, occupancy and turnover rates, and improve our cost management and oversight over both upfront renovations and ongoing maintenance.
Marketing and Leasing
Our in-house personnel are responsible for establishing rental rates, marketing and leasing properties and collecting and processing rent. We establish rental rates based on a dynamic, rules-based pricing tool that is informed by local market conditions, including a competitive analysis of market rents for institutional single-family rental properties, growth in single-family and multifamily market rents since a specific home’s last lease commenced, the size, fit and finish, and location of the home, the number of applications received and/or showings a property has experienced since becoming available and the number of days a home has been available on the market, as well as qualitative factors, such as neighborhood characteristics, community amenities and proximity to employment centers, desirable schools, transportation corridors and local services.
We typically begin pre-marketing properties 30 to 60 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including our website, RENTCafé, internet listing services (such as Zillow, Trulia and HotPads) syndicated through RENTCafé, MLS, yard signs, social media and local brokers. We own internal brokerages to serve each state in which we operate and utilize leasing agents who work with us to lease our homes. In some markets, we also utilize a network of local real estate agents to show homes to prospective residents and offer those agents limited co-broker fees.
Prospective residents may submit an application through our website, the RENTCafé platform or in person. In order to maintain brand consistency and better track compliance with leasing requirements, we utilize a standardized online application, national lease agreement, move-in and move-out documents, resident communications and other ancillary documents. We evaluate prospective residents in a standardized manner through the use of a third party resident screening vendor partner. Our resident screening process includes obtaining appropriate identification, a thorough evaluation of credit history and household income, a review of the applicant’s rental history, and a background check for criminal activity. Although we require a minimum income to rent ratio, many additional factors are also taken into consideration during the resident evaluation process, including eviction history, criminal history and rental and other payment history.
Our disciplined investment strategy and local, in-market approach have given us scale and density of homes in desirable neighborhoods, enabling us to execute demographic and geo-targeted digital advertising. We believe this will increase our likelihood of capturing and retaining qualified residents whose lifestyle and purchasing power enhance our opportunity to develop and market other programs and services.
Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog and social media accounts with articles, home maintenance advice, contests and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, incentivize them to pay their rent online and encourage them to submit photos of their family events and pets.
Resident Relations and Property Maintenance
Our in-house personnel in each of our markets are also responsible for property repairs and maintenance and resident relations. We offer a 24/7 emergency line to handle after hours maintenance issues on an expedited basis as needed, and our residents can also contact us through our online resident portal, our call centers or our local property management office. As part of our ongoing property management process, we seek to conduct routine repairs and maintenance in a timely manner as appropriate by appointment at the resident’s convenience. We seek to utilize quality materials to minimize the recurrence of maintenance requests and maximize long-term rental income and cash flows from our portfolio.
We typically utilize our in-house maintenance personnel in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, HVAC, and plumbing and electrical work to vetted, pre-approved third party vendor partners. A majority of our maintenance calls are addressed by our in-house maintenance technicians, but in cases where we outsource more complex or extensive repairs, our in-house maintenance personnel provide oversight to ensure quality control and cost effectiveness. In addition, our in-house property management personnel conduct periodic visits to our properties to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, conduct preventative maintenance, and ensure compliance with lease terms, local laws, and HOA rules and regulations.
We have developed a number of policies and programs designed to improve the efficiency of our property maintenance practices and maximize resident satisfaction with our service model. When a new resident moves into one of our homes, our in-house personnel conduct a resident orientation, during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation and inform the resident that we will be conducting a 45-day post move-in maintenance visit. During the move-in orientation each resident is provided with a “refrigerator list” and encouraged to keep a record of any non-emergency service items noted after moving into the home. At the time of the 45-day post move-in maintenance visit, our in-house property maintenance personnel will address any service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a 45-day post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance personnel. Finally, the 45-day post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
Following the regularly scheduled 45-day post move-in maintenance visit described above, our in-house property maintenance personnel in each of our markets also conduct preventative maintenance visits, which are scheduled approximately every six months. During preventative maintenance visits, our in-house property maintenance personnel inspect the home’s systems, paying particular attention to potential safety hazards as well as potential causes of damage that could cause us to incur significant maintenance costs if left unaddressed. Examples of areas of focus for preventative maintenance visits include smoke and radon detectors, air filters, hot water heaters, toilet valves, under-sink plumbing and garbage disposals, among others.
We also conduct pre move-out inspections 15 to 30 days prior to scheduled resident move-outs. These inspections allow us to notify residents of any repairs they may need to undertake prior to moving out of the property, such as carpet cleaning or landscaping maintenance, in order to avoid forfeiture of part or all of their security deposit. In addition, these inspections allow our in-house property maintenance personnel to begin preparing a scope of work and budget for the turnover work we undertake between residents to prepare our homes to be re-leased to a new resident. These inspections also increase our ability to pre-market our homes.
Regardless of the purpose or timing of the visit, our in-house property maintenance personnel are required to conduct a general property condition assessment (“GPCA”) every time they visit one of our homes. The GPCA requires our in-house property maintenance personnel to assess and document interior and exterior condition, whether the resident is adhering to the terms of their lease, as well as any potential safety hazards or potential causes of damage that could cause us to incur significant maintenance costs if left unaddressed.
Corporate Responsibility
Our mission statement is, “Together with you, we make a house a home.” We recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. To date, we have invested over $1.2 billion in the upfront renovation of our properties, or an average of $25,000 per home. We believe that the investments we make and the high standards to which we renovate and maintain our homes benefit our communities, creating jobs and improving the overall quality of life for our residents and their neighbors. We believe such investments improve our relationships with local communities and HOAs and enhance our brand recognition and loyalty. By offering quality homes in attractive neighborhoods, we believe we give residents the choice to rent a home in a community that may not have otherwise been attainable.

We believe in doing business with a purpose. Since our beginning, we have operated to benefit our residents, our employees, and our communities by deeply embedding our values, ethics and integrity into all that we do. The way we think, act, partner, and execute is guided by our values. Our Code of Business Conduct and Ethics is posted on our corporate website and explains how we integrate our purpose, mission and values into our daily decisions. It demonstrates our commitment to our stakeholders to be a responsible corporate citizen and a good business partner.
We support social and environmental initiatives, particularly in our operations and communities. We strive to manage and minimize negative impacts throughout the value chain where possible and work on developing sustainable business practices through our organization. We believe that we can respond to local and global environmental challenges by combining our strengths in sustainability, innovation, and partnership.
Pre-IPO Transactions
On January 31, 2017, we and our pre-IPO owners effected certain transactions (the “Pre-IPO Transactions”) that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our combined and consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, the Operating Partnership is wholly owned by Invitation Homes Inc. directly and through its wholly owned subsidiary, Invitation Homes OP GP LLC, which serves as the Operating Partnership’s sole general partner.
The Pre-IPO Transactions will be accounted for as a reorganization of entities under common control utilizing historical cost basis in our 2017 financial statements. Accordingly after January 31, 2017, the consolidated financial statements of Invitation Homes Inc. will recognize the assets and liabilities received in conjunction with the Pre-IPO Transactions at their historical carrying amounts, as reflected in the combined and consolidated financial statements of the IH Holding Entities.
On February 6, 2017, Invitation Homes Inc. changed its jurisdiction of incorporation to Maryland. The Pre-IPO Transactions also included amendments to the Invitation Homes Inc. charter which provide for the issuance of up to 9,000,000,000 shares of common stock.
On February 6, 2017, Invitation Homes Inc. completed an initial public offering of 88,550,000 shares of common stock at a price to the public of $20.00 per share (the “IPO”). An additional 225,116,760 shares of common stock were issued to the Pre-IPO Owners, including shares held by directors, officers, and employees as part of the Pre-IPO Transactions.
Risk Management
We face various forms of risk in our business ranging from broad economic, housing market and interest rate risks, to more specific factors, such as credit risk related to our residents, re-leasing of properties and competition for properties. We believe that the systems and processes developed by our experienced executive team since commencing our operations allow us to monitor, manage and ultimately navigate these risks. For example, we seek to minimize bad debt expense through our robust, standardized resident screening process (which includes credit checks, evaluations of household income and criminal background checks), as well as by utilizing Automated Clearing House, which includes an auto-pay feature, to facilitate the collection of the majority of our rental payments. In addition, we track resident delinquency on a daily basis and assess any late fees promptly in accordance with the terms of our lease (typically between the third and fifth calendar day of the month).
Insurance
We maintain property, liability and corporate-level insurance coverage related to our business, including crime and fidelity, directors’ and officers’ liability and fiduciary liability, cyber liability, employment practice liability and workers’ compensation insurance. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to deductibles and carve-outs, and we are self-insured up to the amount of such deductibles and carve-outs. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business and Industry—We may suffer losses that are not covered by insurance.”

Systems and Technology
Effective systems and technology are essential components of our business. We have made significant investments in our lease management, property and corporate accounting and asset management systems. These systems have been designed to be scalable to accommodate continued growth in our portfolio of single-family homes for lease. Our website is fully integrated into our resident accounting and leasing system. From our website, which is accessible from mobile devices, prospective residents can browse homes available for rent, request additional information and apply to rent a specific home. Through our online resident portal, existing residents can set up automatic payments. Our system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system also interfaces with our third party resident screening vendor partner to expedite evaluations of prospective resident rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine lists and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.
Competition
We face competition from different sources in each of our two primary activities: acquiring properties and renting our properties. We believe our competitors in acquiring properties are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs and other sizable private institutional investors. These same competitors may also compete with us for residents. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive total returns. However, we believe that our acquisition platform, our extensive in-market property operations infrastructure and local expertise in our markets provide us with competitive advantages.
Regulation
General
Our properties are subject to various covenants, laws and ordinances. We believe that we are in material compliance with such covenants, laws, ordinances and rules, and we also require that our residents agree to comply with such covenants, laws, ordinances and rules in their leases with us.
Fair Housing Act
The Fair Housing Act (“FHA”) and its state law counterparts, and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We train our associates on a regular basis regarding such laws and regulations and we believe that our properties are in compliance with the FHA and other such regulations.
Homeowners’ Associations
Certain of our properties are subject to the rules of the various HOAs where such properties are located. HOA rules and regulations are commonly referred to as “covenants, conditions and restrictions,” or CC&Rs, and typically consist of various restrictions or guidelines regarding use and maintenance of the property, including, among others, noise restrictions or guidelines as to how many cars may be parked on the property.
Broker Licensure
We own internal brokerages to serve each state in which we operate, and utilize leasing agents who work with us to lease our homes. Our internal brokerages are subject to numerous federal, state and local laws and regulations that govern the licensure of real estate brokers and affiliate brokers and set forth standards for and prohibitions on the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our internal brokerages.
Environmental Matters
As a current or prior owner of real estate, we are subject to various federal, state and local environmental laws, regulations and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. We are not aware of any environmental matters that would have a material adverse effect on our financial position. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business and Industry—Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results.”
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties, including single-family homes in planned unit developments. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes net operating income as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level.
Employees
As of December 31, 2016, we had 884 dedicated full-time personnel, which we supplement with temporary and contract resources. None of our personnel are covered by a collective bargaining agreement.
REIT Qualification
We have elected to qualify as a REIT for U.S. federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.
History
Invitation Homes Inc., a Maryland corporation, was incorporated in Delaware on October 4, 2016, and changed its jurisdiction of incorporation to Maryland on February 6, 2017. Through certain of the IH Holding Entities, we commenced operations in 2012. Our principal executive offices are located at 1717 Main Street, Suite 2000, Dallas, Texas 75201 and our telephone number is (972) 421-3600.
Website and Availability of SEC filings
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public over the Internet at the SEC's website at http:/www.sec.gov.

Our SEC filings are also available on our website at http://www.InvitationHomes.com as soon as reasonably practicable after they are filed with or furnished to the SEC. You may also read and copy any filed document at the SEC's public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.
We maintain an internet site at http://www.InvitationHomes.com. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K. We use our website IR.InvitationHomes.com as a channel of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at www.InvitationHomes.com. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Invitation Homes when you enroll your email address by visiting the Email Notification section at IR.InvitationHomes.com under the Investor Resources tab. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

ITEM 1A. RISK FACTORS
The risk factors noted in this section and other factors noted throughout this Annual Report, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement and should be considered carefully in evaluating our company and our business.
Risks Related to Our Business and Industry
Our operating results are subject to general economic conditions and risks associated with our real estate assets.
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, many of which are beyond our control, including, without limitation:

•	changes in national, regional or local economic, demographic or real estate market conditions;

•	changes in job markets and employment levels on a national, regional and local basis;

•	declines in the value of residential real estate;

•	overall conditions in the housing market, including:

•	macroeconomic shifts in demand for rental homes;

•	inability to lease or re-lease homes to residents on a timely basis, on attractive terms or at all;

•	failure of residents to pay rent when due or otherwise perform their lease obligations;

•	unanticipated repairs, capital expenditures or other costs;

•	uninsured damages; and

•	increases in property taxes, HOA fees and insurance costs;

•	level of competition for suitable rental homes;

•	terms and conditions of purchase contracts;

•	costs and time period required to convert acquisitions to rental homes;

•	changes in interest rates and availability of financing that may render the acquisition of any homes difficult or unattractive;
•the liquidity of real estate investments, generally;
•the short-term nature of most residential leases and the costs and potential delays in re-leasing;
•changes in laws, including those that increase operating expenses or limit our ability to increase rental rates;

•	the impact of potential reforms relating to government-sponsored enterprises involved in the home finance and mortgage markets;

•
rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;

•	disputes and potential negative publicity in connection with eviction proceedings;

•	construction of new supply;

•	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

•	casualty or condemnation losses;

•	the geographic mix of our properties;

•	the cost, quality and condition of the properties we are able to acquire; and

•	our ability to provide adequate management, maintenance and insurance.
Any one or more of these factors could adversely affect our business, financial condition and results of operations.
We are employing a business model with a limited track record, which may make our business difficult to evaluate.
Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our share price to decline significantly.
We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to make or sustain distributions to our stockholders.
We have a limited operating history. As a result, an investment in our common stock may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and you could lose all or a portion of the value of your ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	our ability to effectively manage renovation, maintenance, marketing and other operating costs for our properties;

•	economic conditions in our markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;

•	our ability to maintain high occupancy rates and target rent levels;

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;

•	our ability to compete with other investors entering the sector for single-family properties;

•	costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, real estate taxes, HOA fees and insurance;

•	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rental rates;

•	reversal of population, employment or homeownership trends in our markets; and

•	interest rate levels and volatility, such as the accessibility of short-term and long-term financing on desirable terms.
In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of the properties that we acquire may decline substantially after we purchase them.
We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of nearly 50,000 homes as of December 31, 2016. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:

•
stabilize and manage an increasing number of properties and resident relationships across our geographically dispersed portfolio while maintaining a high level of resident satisfaction, and building and enhancing our brand;

•	identify and supervise a number of suitable third parties on which we rely to provide certain services outside of property management to our properties;

•	attract, integrate and retain new management and operations personnel; and

•	continue to improve our operational and financial controls and reporting procedures and systems.
We can provide no assurance that we will be able to manage our properties or grow our business efficiently or effectively, or without incurring significant additional expenses. Any failure to do so may have an adverse effect on our business and operating results.
A significant portion of our costs and expenses are fixed and we may not be able to adapt our cost structure to offset declines in our revenue.
Many of the expenses associated with our business, such as real estate taxes, HOA fees, personal and property taxes, insurance, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases and certain of our cost increases may exceed the rate of inflation in any given period or market. By contrast, our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.
Increasing property taxes, HOA fees and insurance costs may negatively affect our financial results.
As a result of our substantial real estate holdings, the cost of property taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.
In addition, a significant portion of our properties are located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments or insurance rise significantly and we are unable to increase rental rates due to rent control laws or other regulations to offset such increases, our results of operations would be negatively affected.
We have recorded net losses in the past and we may experience net losses in the future.
We have recorded combined and consolidated net losses in the years ended December 31, 2016, 2015 and 2014. These net losses were inclusive in each period of significant non-cash charges, consisting primarily of depreciation and amortization expense. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may likely continue to record net losses in future periods.
We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us. We also face intense competition for the employment of highly skilled managerial, investment, financial and operational personnel.
We rely on a small number of persons to carry out our business and investment strategies, and the loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

In addition, the implementation of our business plan may require that we employ additional qualified personnel. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As additional large real estate investors enter into and expand their scale within the single-family rental business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.
Our investments are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry, which exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the single-family properties sector.
Our investments in real estate assets are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results.
In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders.
We may not be able to effectively control the timing and costs relating to the renovation and maintenance of our properties, which may adversely affect our operating results and ability to make distributions to our stockholders.
Nearly all of our properties require some level of renovation either immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to extensively renovate. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises, and we will pay the costs of renovating. In addition, from time to time, we may perform ongoing maintenance or make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover. Because our portfolio consists of geographically dispersed properties, our ability to adequately monitor or manage any such renovations or maintenance may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.
Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.
We face significant competition in the leasing market for quality residents, which may limit our ability to lease our single-family homes on favorable terms.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single- family properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.
In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. We could also be adversely affected by overbuilding or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents.
In addition, improving economic conditions, along with the availability of low residential mortgage interest rates and government sponsored programs to promote home ownership, have made home ownership more accessible for potential renters who have strong credit. These factors may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.
No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common stock could decline.
We intend to continue to acquire properties from time to time consistent with our investment strategy even if the rental and housing markets are not as favorable as they have been in the recent past, which could adversely impact anticipated yields.
We intend to continue to acquire properties from time to time consistent with our investment strategy, even if the rental and housing markets are not as favorable as they have been in the recent past. Future acquisitions of properties may be more costly than those we have acquired previously. The following factors, among others, may make acquisitions more expensive:

•	improvements in the overall economy and employment levels;

•	greater availability of consumer credit;

•	improvements in the pricing and terms of mortgages;

•	the emergence of increased competition for single-family properties from private investors and entities with similar investment objectives to ours; and

•	tax or other government incentives that encourage homeownership.
We plan to continue acquiring properties as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities and, if such future acquisitions are funded through equity issuances, the yield and distributable cash per share will be reduced, and the value of our common stock may decline.
Competition in identifying and acquiring our properties could adversely affect our ability to implement our business and growth strategies, which could materially and adversely affect us.
In acquiring our properties, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities. We also compete with individual private home buyers and small scale investors.
Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments. Competition may result in fewer investments, higher prices, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments that are consistent with our investment objectives or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common stock to decline.
Compliance with governmental laws, regulations and covenants that are applicable to our properties or that may be passed in the future, including permit, license and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays, and adversely affect our growth strategy.
Rental homes are subject to various covenants and local laws and regulatory requirements, including permitting, licensing and zoning requirements. Local regulations, including municipal or local ordinances, restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup or hazardous material abatement requirements. Additionally, such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses and approvals could have a material adverse effect on us and cause the value of our common stock to decline.
Tenant relief laws, including laws regulating evictions, rent control laws and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.
As the landlord of numerous properties, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws, and need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or actions by state or local law enforcement and our reputation and financial results may suffer. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.
Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can acquire significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.
We may become a target of legal demands, litigation (including class actions) and negative publicity by tenant and consumer rights organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.
Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek.

Additionally, such organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
Our evaluation of properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire and/or overvaluing our properties or our properties failing to perform as we expect.
We are authorized to follow a broad investment policy established by our board of directors and subject to implementation by our management. Our board of directors periodically reviews and updates the investment policy and also reviews our portfolio of residential real estate, but it generally does not review or approve specific property acquisitions. Our success depends on our ability to acquire properties that can be quickly renovated, repaired, upgraded and rented with minimal expense and maintained in quality condition. In determining whether a particular property meets our investment criteria, we make a number of assumptions, including, among other things, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate, particularly since the properties that we acquire vary materially in terms of renovation, quality and type of construction, geographic location and hazards. As a result, we may pay too much for properties we acquire and/or overvalue our properties, or our properties may fail to perform as anticipated. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria, including assumptions related to our ability to lease properties we have purchased.
Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.
Though we are internally managed, we use local and national third party vendors and service providers to provide certain services for our properties. For example, we typically engage third party home improvement professionals with respect to certain maintenance and specialty services, such as heating, ventilation and air conditioning systems (“HVAC”), roofing, painting and floor installations. Selecting, managing and supervising these third party service providers requires significant resources and expertise, and because our portfolio consists of geographically dispersed properties, our ability to adequately select, manage and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated. We generally do not have exclusive or long-term contractual relationships with these third party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage and supervise appropriate third parties to provide these services, our reputation and financial results may suffer. Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, misconduct, incompetence or theft by our third party service providers. In addition, any removal or termination of third party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third party service providers will reflect poorly on us and could significantly damage our reputation among desirable residents. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines or penalties and our reputation may suffer.
We have in the past and may from time to time in the future acquire some of our homes through the auction process, which could subject us to significant risks that could adversely affect us.
We have in the past and may from time to time in the future acquire some of our homes through the auction process, including auctions of homes that have been foreclosed upon by third party lenders. Of the 48,298 homes in our portfolio as of December 31, 2016, approximately 29% were acquired at auction on an “as is” basis. Such auctions may occur simultaneously in a number of markets, including monthly auctions on the same day of the month in certain markets. As a result, we may only be able to visually inspect properties from the street and will purchase these homes without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. Upon acquiring a new home, we may have to evict residents who are in unlawful possession before we can secure possession and control of the home. The holdover occupants may be the former owners or residents of a property, or they may be squatters or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming or generate negative publicity for our business and harm our reputation.
Allegations of deficiencies in auction practices could result in claims challenging the validity of some auctions, potentially placing our claim of ownership to the properties at risk. Since we do not obtain title insurance policies for properties we acquire through the auction process until we place the property into a securitization facility in connection with a mortgage loan financing, such instances or such proceedings may result in a complete loss without compensation.
Title defects could lead to material losses on our investments in our properties.
Our title to a property may be challenged for a variety of reasons, and in such instances title insurance may not prove adequate. For example, while we do not lend to homeowners and accordingly do not foreclose on a home, our title to properties we acquire at foreclosure auctions may be subject to challenge based on allegations of defects in the foreclosure process undertaken by other parties. In addition, we have in the past, and may from time to time in the future, acquire a number of our properties on an “as is” basis, at auctions or otherwise. Of the 48,298 homes in our portfolio as of December 31, 2016 approximately 29% were acquired at auction on an “as is” basis. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing, or purchasing the wrong residence without the benefit of title insurance prior to closing. Although we use various policies, procedures, and practices to assess the state of title prior to purchase and obtain title insurance once an acquired property is placed into a securitization facility in connection with a mortgage loan financing, there can be no assurance that these policies and procedures will be effective, which could lead to a material if not complete loss on our investment in such properties.
For properties we acquire at auction, we similarly do not obtain title insurance prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and no title insurance protection will be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased.
Increased scrutiny of title matters could lead to legal challenges with respect to the validity of the sale. In the absence of title insurance, the sale may be rescinded and we may be unable to recover our purchase price, resulting in a complete loss. Title insurance obtained subsequent to purchase offers little protection against discoverable defects because they are typically excluded from such policies. In addition, any title insurance on a property, even if acquired, may not cover all defects or the significant legal costs associated with obtaining clear title.
Any of these risks could adversely affect our operating results, cash flows, and ability to make distributions to our stockholders.
We are subject to certain risks associated with bulk portfolio acquisitions and dispositions.
We have acquired and disposed of, and may continue to acquire and dispose of, properties we acquire or sell in bulk from or to other owners of single-family homes, banks and loan servicers. When we purchase properties in this manner, we often do not have the opportunity to conduct interior inspections or conduct more than cursory exterior inspections on a portion of the properties. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. Moreover, to the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain individual properties purchased in bulk portfolio sales do not fit our target investment criteria, we may decide to sell, rather than renovate and rent, such properties, which could take an extended period of time and may not result in a sale at an attractive price.
From time to time we engage in bulk portfolio dispositions of properties consistent with our business and investment strategy. With respect to any such disposition, the purchaser may default on payment or otherwise breach the terms of the relevant purchase agreement, and it may be difficult for us to pursue remedies against such purchaser or retain or resume possession of the relevant properties. To the extent we pursue such remedies, we may not be able to successfully prevail against the purchaser.
Contingent or unknown liabilities could adversely affect our financial condition, cash flows and operating results.
Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for or with respect to liens attached to properties, unpaid real estate tax, utilities, or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors, or other persons dealing with the acquired entities, and tax liabilities. Purchases of single-family properties acquired at auction, in short sales, from lenders, or in portfolio purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility, and HOA liabilities for which we may be obligated but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition. Additionally, such properties may be subject to covenants, conditions, or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.
In particular, under a Florida statutory framework implemented by certain Florida jurisdictions, a violation of the relevant building codes, zoning codes or other similar regulations applicable to a property may result in a lien on that property and all other properties owned by the same violator and located in the same county as the property with the code violation, even though the other properties might not be in violation of any code. Until a municipal inspector verifies that the violation has been remedied and any applicable fines have been paid, additional fines accrue on the amount of the lien and lien may not be released, in each case even at those properties that are not in violation. As a practical matter, it might be possible to obtain a release of these liens without remedying the property in violation through other methods, such as payment of an amount to the relevant county, although no assurance can be given that this will necessarily be an available option or how long such a process would take.
A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules and regulations of such HOAs, which are subject to change and which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.
A significant number of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. The HOAs in which we own our properties may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to restore, market, lease or operate our properties in accordance with our investment strategy or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Some HOAs impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, we may have residents who violate HOA rules and incur fines for which we may be liable as the property owner and for which we may not be able to obtain reimbursement from the resident. Additionally, the governing bodies of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties.

Environmentally hazardous conditions may adversely affect us.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially and adversely affect us.
Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by the activities of residents, existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.
Vacant properties could be difficult to lease, which could adversely affect our revenues.
The properties we acquire may often be vacant at the time of closing and we may not be successful in locating residents to lease the individual properties that we acquire as quickly as we had expected or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those properties without longer-than-assumed delays, which may result in increased renovation and maintenance costs. In addition, the value of a vacant property could be substantially impaired. As a result, if vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, which may have a material adverse effect on us.
We rely on information supplied by prospective residents in managing our business.
We make leasing decisions based on our review of rental applications completed by the prospective resident. While we may seek to confirm or build on information provided in such rental applications through our own due diligence, including by conducting background checks, we rely on the information supplied to us by prospective residents to make leasing decisions, and we cannot be certain that this information is accurate. These applications are submitted to us at the time we evaluate a prospective resident and we do not require residents to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. For example, increases in unemployment levels or adverse economic conditions in certain of our markets may adversely affect the creditworthiness of our residents in such markets. Even though this information is not updated, we will use it to evaluate the characteristics of our portfolio over time. If resident-supplied information is inaccurate or our residents’ creditworthiness declines over time, we may make poor or imperfect leasing decisions and our portfolio may contain more risk than we believe.
We depend on our residents and their willingness to meet their lease obligations and renew their leases for substantially all of our revenues. Poor resident selection and defaults and nonrenewals by our residents may adversely affect our reputation, financial performance and ability to make distributions to our stockholders.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them.
Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.
Our leases are relatively short-term, exposing us to the risk that we may have to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all.
Substantially all of our new leases have a duration of one to two years. As such leases permit the residents to leave at the end of the lease term, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected.
Declining real estate valuations and impairment charges could adversely affect our financial condition and operating results.
We periodically review the value of our properties to determine whether their value, based on market factors, projected income and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. The reduction of net income from impairment losses could lead to a reduction in our dividends, both in the relevant accounting period and in future periods. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.
We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common stock.
Our operations are dependent upon our resident portal and property management platforms, including Yardi and Salesforce, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third party service providers and a significant portion of our business operations are conducted over the Internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet or operations at our third party service providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet or at our third party service providers could negatively impact our operations.
Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, employees and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, any of which could adversely affect our results of operations, reputation and competitive position.
Future joint venture investments may limit our ability to invest in certain markets and may be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and disputes between us and our joint venture partners.
Although we currently wholly own and manage our properties, we may decide to co-invest in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. As a result, if we decide to make any such joint venture investments in the future, we may be subject to restrictions that prohibit us from making other investments in certain markets until all of the funds in such partnership, joint venture or other entity are invested or committed, and we would not be in a position to exercise sole decision- making authority regarding the property, partnership, joint venture or other entity which may, among other things, impact our ability to satisfy the REIT requirements. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/ or trustees from focusing their time and effort on our business. Consequently, actions by, or disputes with, any of our future partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of any of our future third party partners or co-venturers.
We are involved in a variety of litigation.
We are involved in a range of legal actions in the ordinary course of business. These actions may include, among others, eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights, disputes arising over potential violations of HOA rules and regulations, issues with local housing officials arising from the condition or maintenance of the property, outside vendor disputes and trademark infringement and other intellectual property claims. These actions can be time-consuming and expensive, and may adversely affect our reputation. For example, eviction proceedings by owners and operators of single-family homes for lease have recently been the focus of negative media attention. Although we are not involved in any legal or regulatory proceedings that we expect would have a material adverse effect on our business, results of operations or financial condition, such proceedings may arise in the future.
We may suffer losses that are not covered by insurance.
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, pollution, acts of war, acts of terrorism or riots, for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity or wind and/or flood risk. Properties located in active seismic areas include properties throughout California and Seattle. A number of our properties are also located in Florida and Charlotte, which are areas known to be subject to wind and/or flood risk. While we have multi-year policies for earthquakes and hurricane and/or flood risk, our properties may nonetheless incur a casualty loss that is not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.
We are subject to risks from natural disasters such as earthquakes and severe weather.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area.
When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in California) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. Our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather.
Eminent domain could lead to material losses on our investments in our properties.
Governmental authorities may exercise eminent domain to acquire the land on which our properties are built in order to build roads and other infrastructure. Any such exercise of eminent domain would allow us to recover only the fair value of the affected properties. In addition, “fair value” could be substantially less than the real market value of the property for a number of years, and we could effectively have no profit potential from properties acquired by the government through eminent domain.
We may have difficulty selling our real estate investments and our ability to distribute all or a portion of the net proceeds from any such sale to our stockholders may be limited.
Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our properties, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders. Instead, we may use such proceeds for other purposes, including:
•purchasing additional properties;
•repaying debt or buying back shares;
•creating working capital reserves; or
•making repairs, maintenance or other capital improvements or expenditures to our remaining properties.
Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. For example, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Internal Revenue Code of 1986, as amended (the “Code”), or dispose of our properties through a taxable REIT subsidiary (“TRS”), in which case we will incur corporate level tax on any net gains from such dispositions.
Risks Related to Our Indebtedness
Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of the refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and (6) the risk that necessary capital expenditures cannot be financed on favorable terms. If a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.
We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2016, we had approximately $7,570.3 million aggregate principal amount of indebtedness outstanding, including $5,254.7 million of non-recourse asset-backed mortgage loans. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
If any of the foregoing occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected, and the trading price of our common stock could decline significantly.
We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations.
We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. Our inability to obtain financing could have negative effects on our business. Among other things, we could have great difficulty acquiring, re-developing or maintaining our properties, which would materially and adversely affect our business strategy and portfolio, and may result in our: (1) liquidity being adversely affected; (2) inability to repay or refinance our indebtedness on or before its maturity; (3) making higher interest and principal payments or selling some of our assets on terms unfavorable to us to service our indebtedness; or (4) issuing additional capital stock, which could further dilute the ownership of our existing stockholders.
Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our rental homes.
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our rental homes because defaults thereunder, and the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure of any of our rental homes would be treated as a sale of the home for a purchase price equal to the outstanding balance of the indebtedness secured by such rental home. If the outstanding balance of the indebtedness secured by such rental home exceeds our tax basis in the rental home, we would recognize taxable income on foreclosure without receiving any cash proceeds.
Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
Our existing debt agreements contain and future debt agreements may contain, financial and/or operating covenants, including, among other things, certain coverage ratios, as well as limitations on the ability to incur secured and unsecured debt. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations.
For example, our mortgage loans require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
We have and expect to continue to utilize non-recourse long-term mortgage loans, and such structures may expose us to certain risks not prevalent in other debt financings, which could affect the availability and attractiveness of this financing option or otherwise result in losses to us.
We have and expect to continue to utilize non-recourse long-term mortgage loans relating to pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification, in order to generate cash for funding new investments. Mortgage loans may expose us to certain risks not prevalent in other debt financings. For example, accounting rules for mortgage loans are complex and involve significant judgment and assumptions. These complexities and possible changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The global economy recently experienced a significant recession and recent events in the real estate and securitization markets, as well as the debt markets and the economy generally, have caused significant dislocations, illiquidity and volatility in the market for asset-backed securities and mortgage- backed securities, as well as a severe, ongoing disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions of the securitization market could preclude our ability to use mortgage loans as a financing source or could render it an inefficient source of financing, making us more dependent on alternative sourcing of financing that might not be as favorable as mortgage loans in otherwise favorable markets. In addition, in the United States and elsewhere, there is now increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in a raft of measures for increased regulation which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these factors could limit our access to mortgage loans as a source of financing. The inability to consummate mortgage loans to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
Offerings of additional debt securities or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.
If we decide to issue additional debt securities or equity securities that rank senior to our common stock in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any additional debt or equity securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and, if such securities are convertible or exchangeable, the issuance of such securities may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stockholdings in us.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.
Borrowings under our debt instruments bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease. After giving effect to (i) the debt repayments made in connection with the completion of the IPO, (ii) borrowings under the New Credit Facility and (iii) interest rate swap agreements that we entered into in December 2016 and January 2017 (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information about each), each 100 basis point change in interest rates on our floating rate indebtedness would result in a $22.8 million change in annual interest expense.

In connection with our debt instruments, we have obtained interest rate caps and swaps, and subject to complying with the requirements for REIT qualification, we may obtain in the future one or more additional forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements—to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.
The REIT provisions of the Code may also limit our ability to hedge effectively. See “—Risks Related to our REIT Status and Certain Other Tax Items—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”
Risks Related to Our Organization and Structure
We are controlled by our Sponsor and its interests may conflict with ours or yours in the future.
Affiliates of our Sponsor beneficially own approximately 71% of our common stock. Moreover, under our bylaws and the stockholders’ agreement with our Sponsor and its affiliates, so long as our pre-IPO owners and their affiliates together continue to beneficially own at least 5% of the shares of our common stock entitled to vote generally in the election of directors, we will nominate individuals designated by our Sponsor, whom we refer to as the “Sponsor Directors,” for election to our board of directors as specified in our stockholders’ agreement and our Sponsor must consent to any change to the number of our directors. Even when our Sponsor and its affiliates cease to own shares of our stock representing a majority of the total voting power, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, during such time, our Sponsor will have significant influence with respect to our management, business plans and policies, including the election and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the single-family rental sector in particular. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our charter provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”) and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Affiliates of our Sponsor control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

•	we have a board that is comprised of a majority of “independent directors,” as defined under the rules of such exchange;

•	we have a compensation committee that is comprised entirely of independent directors; and

•	we have a nominating and corporate governance committee that is comprised entirely of independent directors.
We do not have a majority of independent directors on our board. In addition, although we have a fully independent audit committee and have independent director representation on our compensation and nominating and corporate governance committees, our compensation and nominating and corporate governance committees do not consist entirely of independent directors. We intend to continue to utilize these “controlled company” exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.
As a public company, we incur additional legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and related rules implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second annual report on Form 10-K under the Securities Act, we will be required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing, and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer an emerging growth company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of:

•	the last day of the fiscal year during which our total annual revenue equals or exceeds $1 billion (subject to adjustment for inflation);

•	the last day of the fiscal year following the fifth anniversary of the IPO;

•	the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities; or

•	the date on which we are deemed to be a “large accelerated filer” under the Exchange Act.
We take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our per share trading price may be adversely affected and more volatile.
Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of directors or stockholders to approve proposals to acquire our company or effect a change in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:

•
“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock; and

•
“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also directors of our company.

We have opted out of the business combination provisions of the MGCL and provide that any business combination between us and any other person is exempt from the business combination provisions of the MGCL. In addition, pursuant to a provision in our bylaws, we opted out of the control share provisions of the MGCL. Provisions of our bylaws will prohibit our board of directors from revoking, altering or amending its resolution exempting any business combination from the business combination provisions of the MGCL or amending our bylaws to opt in to the control share provisions of the MGCL, in each case, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors.

In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then- current market price. Our charter provides that, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors, we may not elect to be subject to certain provisions of Subtitle 8, including the provisions relating to adopting a classified board or increasing the vote required to remove a director.
Our board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
Our charter permits our board of directors, without any action by our stockholders, to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and set or change the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, our board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares over the then current market price of our common stock.
Our board of directors may change significant corporate policies without stockholder approval.
Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our charter also provides that our board of directors may revoke or otherwise terminate our REIT election without approval of our stockholders if it determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of our REIT election could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers do not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.
Our charter authorizes us and our bylaws obligate us to indemnify each of our directors or officers who is or is threatened to be made a party to or witness in a proceeding by reason of his or her service in those or certain other capacities, to the maximum extent permitted by Maryland law, from and against any claim or liability to which such person may become subject or which such person may incur by reason of his or her status as a present or former director or officer of us or serving in such other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights to recover money damages from our directors and officers than might otherwise exist absent these provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions that are not in our best interests.

Our charter contains a provision that expressly permits our Sponsor, our non-employee directors and certain of our pre-IPO owners, and their affiliates, to compete with us.
Our Sponsor may compete with us for investments in properties and for residents. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor. Moreover, our Sponsor is in the business of making investments in companies and acquires and holds interests in businesses that compete directly or indirectly with us. Our charter provides that, to the maximum extent permitted from time to time by Maryland law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as our director, and none of our Sponsor, pre-IPO owners, or any of their respective affiliates, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, our Sponsor and each of our non-employee directors (including those designated by our Sponsor), and any of their affiliates, may:

•
acquire, hold and dispose of interests in us and/or our subsidiaries, including shares of our stock or common units of partnership interest (“OP Units”) in our Operating Partnership for his, her or its own account or for the account of others, and exercise all of the rights of a stockholder of Invitation Homes Inc., or a limited partner of our Operating Partnership, to the same extent and in the same manner as if he, she or it were not our director or stockholder; and

•
in his, her or its personal capacity or in his, her or its capacity, as applicable, as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.

Our charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that our Sponsor, any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.
We are required to disclose in our periodic reports filed with the SEC specified activities engaged in by our “affiliates.”
In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of U.S. sanctions against Iran. More specifically, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving
Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they would otherwise be permissible under U.S. law. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees.

The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Under ITRSHRA, we would be required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we may be deemed to be a controlled affiliate of our Sponsor, affiliates of our Sponsor may also be considered our affiliates. Affiliates of our Sponsor have in the past and may in the future be required to make disclosures pursuant to ITRSHRA. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.
Risks Related to our REIT Status and Certain Other Tax Items
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including income, franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our expansion opportunities.
In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 25% (20% for any taxable year beginning after December 31, 2017) of the value of our total assets. In addition, no more than 5% of the value of our assets (other than qualified real estate assets and government securities) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable U.S. Treasury (“Treasury”) regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to qualify and to maintain our qualification as a REIT. This exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or, subject to the limitations on the value of and income from our TRSs, implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Complying with REIT requirements may force us to borrow to make distributions to stockholders.
From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce our equity.
Even if we qualify to be subject to U.S. federal income tax as a REIT, we could be subject to tax on any unrealized net built-in gains in certain assets.
As part of our Pre-IPO Transactions, we acquired certain appreciated assets that are held (directly or indirectly) in part by one or more C corporations in transactions in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted basis of such assets in the hands of such C corporations. If we dispose of any such appreciated assets during the five-year period following the date we acquired those assets, we will be subject to U.S. federal income tax on the portion of such gain attributable to such C corporations at the highest corporate tax rates to the extent of the excess of the fair market value of such assets on the date that we acquired those assets over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built- in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we acquired those assets and the portion of such assets which were held by C corporations prior to their contribution to us.
Our charter does not permit any person to own more than 9.8% of our outstanding common stock or of our outstanding stock of all classes or series, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of the outstanding shares of our stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our board of directors will result either in the shares in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). In addition, our board of directors granted an exemption from the ownership limit to our Sponsor and its affiliates, which may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.
We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. holders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the Internal Revenue Service (“IRS”). No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends payable by REITs do not generally qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
We are dependent on external sources of capital to finance our growth.
As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our stockholders 90% of our REIT taxable income in order to qualify as a REIT, including taxable income where we do not receive corresponding cash. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders.
According to publicly released statements, a top legislative priority of the Trump administration and the next Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and the impact of any potential tax reform on an investment in us.
Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Our ownership of and relationship with any TRS will be restricted, and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (and, for taxable years beginning after December 31, 2017, no more than 20%) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Any TRS we own, as a domestic corporation, will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us cannot exceed 25% (and, for taxable years beginning after December 31, 2017, 20%) of the value of our total assets (including the TRS stock and securities). Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 25% (or 20%, as applicable) limitation discussed above or to avoid application of the 100% excise tax discussed above.
Risks Related to Ownership of Our Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
We have elected to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any REIT taxable income retained by a REIT, including capital gains. We anticipate making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets or reduce such distributions. If such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions. All distributions will be made at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for U.S. federal income tax purposes to the extent of the holder’s adjusted tax basis in their shares. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s shares, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
Our share price may decline due to the large number of our shares eligible for future sale.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of our common stock in the future at a time and at a price that we deem appropriate. We had a total of 313,666,760 shares of our common stock outstanding as of March 30, 2017, including shares underlying 3,290,126 restricted stock units issued at the time of the IPO. All of the 88,550,000 shares of our common stock sold in the IPO, are freely tradable without restriction or further registration under the Securities Act, by persons other than our “affiliates.”
The remaining 225,116,760 shares of our common stock outstanding held by our pre-IPO owners, other than shares underlying restricted stock units that were granted to directors, officers and employees at the time of the IPO issued under our Omnibus Incentive Plan, are “restricted securities” within the meaning of Rule 144 under the Securities Act and may not be sold in the absence of registration under the Securities Act unless an exemption from registration is available, including the exemptions contained in Rule 144. At the time of the IPO, we made certain awards to executives, employees and directors in an amount of $65.8 million, as awards under our Omnibus Incentive Plan. The shares underlying such grants are registered under the Securities Act and are not restricted securities.

We filed a registration statement on Form S-8 under the Securities Act to register 16,000,000 shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our Omnibus Incentive Plan, which automatically became effective upon filing. Accordingly, shares registered under such registration statement will be available for sale in the open market.
Our charter provides that we may issue up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, $0.01 par value per share. Moreover, under Maryland law and as provided in our charter, our board of directors has the power to amend our charter to increase the aggregate number of shares of stock or the number of shares of stock of any class or series that we are authorized to issue without stockholder approval. Future issuances of shares of our common stock or securities convertible or exchangeable into common stock may dilute the ownership interest of our common stockholders. Because our decision to issue additional equity or convertible or exchangeable securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. In addition, we are not required to offer any such securities to existing stockholders on a preemptive basis. Therefore, it may not be possible for existing stockholders to participate in such future issuances, which may dilute the existing stockholders’ interests in us. Similarly, the agreement of limited partnership of our Operating Partnership authorizes us to issue an unlimited number of OP Units of our Operating Partnership, which may be exchangeable for shares of our common stock.
The market price of our common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of cash dividends.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is possible that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our shares could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock and, in such instances, you may be unable to resell your shares at or above the IPO price.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The following table provides summary information regarding our total and Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 3, 2014) as of and for the periods ended December 31, 2016 as noted below.

Market	Number of homes(1)	Average Occupancy(2)	Average monthly rent(3)	Average monthly rent PSF(3)	% of Revenue(4)
Western United States
Southern California	4,630	94.9%	$2,176	$1.28	12.5%
Northern California	2,879	96.4%	1,708	1.08	6.7%
Seattle	3,184	94.3%	1,875	0.99	8.0%
Phoenix	5,649	94.7%	1,128	0.72	8.3%
Las Vegas	944	95.2%	1,425	0.74	1.7%
Western United States Subtotal	17,286	95.0%	1,662	0.99	37.2%

Florida
South Florida	5,582	94.6%	2,145	1.12	14.6%
Tampa	4,952	94.7%	1,557	0.80	9.8%
Orlando	3,719	95.2%	1,478	0.77	7.0%
Jacksonville	1,984	94.0%	1,544	0.77	3.8%
Florida Subtotal	16,237	94.7%	1,738	0.90	35.2%

Southeast United States
Atlanta	7,517	94.2%	1,353	0.66	12.7%
Charlotte	3,119	94.0%	1,360	0.68	5.2%
Southeast United States Subtotal	10,636	94.2%	1,355	0.67	17.9%

Midwest United States
Chicago	2,956	92.0%	2,010	1.19	7.0%
Minneapolis	1,183	94.2%	1,749	0.88	2.7%
Midwest United States Subtotal	4,139	92.6%	1,934	1.09	9.7%
Total/Average	48,298	94.5%	$1,643	$0.89	100.0%

Same Store Portfolio Total / Average	36,469	95.9%	$1,642	$0.88	76.3%

(1)	As of December 31, 2016.

(2)	Represents average occupancy for the year ended December 31, 2016.

(3)	Represents average rent, net of rental concessions, for the three months ended December 31, 2016.

(4)	Represents the percentage of total revenue generated in each market for the three months ended December 31, 2016.

ITEM 3. LEGAL PROCEEDINGS
The Company currently is not subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
Market Information
On February 6, 2017, we closed an initial public offering of our common stock at price to the public of $20.00 per share. Prior to that time, there was no public market for our stock. Our common stock is traded on the NYSE under the symbol “INVH.”
Holders
As of March 30, 2017, the number of holders of record of our common stock was 30.  This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.
Dividends
We have elected to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any REIT taxable income retained by a REIT, including capital gains. To satisfy the requirements to qualify as a REIT and to avoid paying tax on our income, we intend to make quarterly distributions of all, or substantially all, of our REIT taxable income (excluding net capital gains) to our stockholders.
Although we anticipate initially making quarterly distributions to our stockholders, the timing, form and amount of distributions, if any, to our stockholders, will be at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, sell assets or reduce such distributions. Our board of directors reviews the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating expenses, interest expense and unanticipated expenditures, among others. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Part I. Item IA. “Risk Factors.”
There were no cash distributions to holders of our common equity during the year ended December 31, 2016.
Recent Sale of Unregistered Securities
On October 4, 2016, Invitation Homes Inc. issued 100 shares of its common stock, par value $0.01 per share, to Invitation Homes 2-A L.P. for $1.00 in cash. The issuance of such shares of common stock was not registered under the Securities Act, because the shares were offered and sold in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.
In connection with the IPO, on January 31, 2017, we and our pre-IPO owners, including our Sponsor, effected certain transactions that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities and operations reflected in our combined and consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. Upon consummation of these transactions, our pre-IPO owners acquired an aggregate of 225,116,760 shares of common stock of Invitation Homes Inc., including underlying restricted stock units that were granted to directors, officers and employees. Such securities were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as transactions by issuers not involving a public offering. No general solicitation or underwriters was involved in such issuances.

Use of Proceeds
On February 6, 2017, we completed the IPO in which we sold 88,550,000 shares of common stock (including 11,550,000 shares of common stock that were subject to the underwriters’ option to purchase additional shares) at an initial public offering price of $20.00 per share. The shares offered and sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-11 (File No. 333-215452), which was declared effective by the SEC on January 31, 2017. The offering did not terminate until after the sale of all 88,550,000 shares of common stock registered on the registration statement. The aggregate offering price for the shares registered and sold by us was approximately $1,771.0 million. The underwriters of the offering were led by Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Wells Fargo Securities, LLC, Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC.
The IPO generated net proceeds of approximately $1,667.0 million to us after net underwriting discounts and commissions of approximately $78.9 million and other offering expenses of approximately $25.5 million. Blackstone Advisory Partners L.P., an underwriter in the offering, is an affiliate of our Sponsor and received underwriting fees of approximately $4.0 million. No other offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning 10 percent or more of our common stock or any other affiliates. We used a portion of the net proceeds from the IPO, together with the borrowings under the term loan facility (the “Term Loan Facility”) of our New Credit Facility, to repay our existing credit facilities and our mortgage loan relating to the IH1 2013-1 securitization and a portion of the mortgage loan relating to the IH1 2014-1 securitization transaction and to pay fees and expenses related to the offering.
In March 2017, we used the remaining IPO proceeds, together with cash on hand, to voluntarily prepay approximately $260.0 million of additional borrowings outstanding under the mortgage loan relating to the IH1 2014-1 securitization transaction, reducing the outstanding principal balance to approximately $421.0 million.

ITEM 6. SELECTED FINANCIAL INFORMATION
The selected condensed combined and consolidated financial and operating data set forth below as of and for the years ended December 31, 2016, 2015, and 2014 has been derived from our audited combined and consolidated financial statements included elsewhere in this Annual Report on Form 10-K and may not be indicative of our future results. The selected condensed combined and consolidated financial data should be read in conjunction with Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical combined and consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K.

($ in thousands)	For the Years Ended December 31,
Selected Statement of Operations Data:	2016	2015	2014
Total revenues	$922,587	$836,049	$658,722
Total operating expenses	731,810	721,672	690,545
Operating income (loss)	190,777	114,377	(31,823)
Total other income (expenses)	(287,606)	(276,857)	(237,803)
Loss from continuing operations	(96,829)	(162,480)	(269,626)
Gain (loss) on sale of property	18,590	2,272	(235)
Net loss	$(78,239)	$(160,208)	$(269,861)

($ in thousands)	As of December 31,
Summary Balance Sheet Data:	2016	2015	2014
Investments in single-family residential properties, net	$9,002,515	$9,052,701	$8,488,553
Cash and cash equivalents	198,119	274,818	285,596
Other assets, net	531,717	469,459	425,504
Total assets	$9,732,351	$9,796,978	$9,199,653

Total debt	$7,570,279	$7,725,957	$6,564,643
Other liabilities	204,649	183,990	178,409
Total liabilities	7,774,928	7,909,947	6,743,052
Total equity	1,957,423	1,887,031	2,456,601
Total liabilities and equity	$9,732,351	$9,796,978	$9,199,653

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with Part I. Item 6. “Selected Financial Data,” Part I. Item. “Business,” and the combined and consolidated financial statements, including the notes thereto, that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors,” “Forward-Looking Statements,” or in other parts of this report.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading owner and operator of single-family homes for lease in the United States. Our portfolio of nearly 50,000 high quality homes is wholly owned and is concentrated in attractive in-fill submarkets of major MSAs. We have selected locations with strong demand drivers, high barriers to entry and high rent-growth potential, primarily in the Western United States and Florida. Through disciplined market and asset selection, we designed our portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain and manage our homes.
In April 2012, we began purchasing single-family rental homes, and by December 31, 2012, we owned over 11,000 homes in 12 markets. Our rapid acquisition pace continued, and by December 31, 2013 and 2014, our portfolio included approximately 39,000 and 46,000 homes, respectively, and had expanded to 13 markets across 10 states. Since inception, we have invested approximately $1,300.0 million of additional capital in the form of improvements into our homes that we still own as part of the initial renovation of acquired homes, as well as ongoing general maintenance and upkeep.
As of December 31, 2016, we owned 48,298 single-family rental homes and had an additional 63 homes in escrow that we expected to acquire, subject to customary closing conditions. As of December 31, 2016, we had 36,469 homes in our Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 3, 2014). References to our Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease 90 days prior to the first day of the first year of the comparison period) for the years ended December 31, 2016 and 2015 are for these 36,469 homes. References to our Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease 90 days prior to the first day of the first year of the comparison period) for the years ended December 31, 2015 and 2014 are to a Same Store portfolio of 18,762 homes.
We have historically funded the purchase and renovation of our single-family rental homes with a combination of equity capital, warehouse loans from our Sponsor, and borrowings under credit facilities of up to 75% of the acquisition and renovation costs of our single-family homes. In November 2013, we were the first single-family residential rental home owner and operator to securitize a loan on certain of our homes through the creation of a new type of residential real estate asset-backed securitization class that combines characteristics of traditional residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”).  Like RMBS, the underlying assets of this new type of residential real estate asset-backed securitization are single-family homes.  Like CMBS, the underlying borrower for this new type of residential real estate asset-backed securitization is a business, not an individual homeowner, and the cash flow comes from rental, rather than mortgage, payments.  We refer to these securitized loans as our “mortgage loans.” This initial mortgage loan financing totaled $479.1 million, and to date we have executed a total of $5,334.0 million of mortgage loan financings to refinance certain of our credit facility balances.
The historical combined and consolidated financial information discussed below reflects the financial position and results of operations for the IH Holding Entities and is presented on a historical cost basis. Such historical information does not reflect the impact of certain transactions and arrangements that occurred as a result of the Pre-IPO Transactions (as discussed in Part I. Item 1. “Business”) and our IPO which was completed on February 6, 2017, including certain financing transactions and changes to our compensation plans.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 3, 2014) as of and for the periods ended December 31, 2016 as noted below.

Market	Number of homes(1)	Average Occupancy(2)	Average monthly rent(3)	Average monthly rent PSF(3)	% of Revenue(4)
Western United States
Southern California	4,630	94.9%	$2,176	$1.28	12.5%
Northern California	2,879	96.4%	1,708	1.08	6.7%
Seattle	3,184	94.3%	1,875	0.99	8.0%
Phoenix	5,649	94.7%	1,128	0.72	8.3%
Las Vegas	944	95.2%	1,425	0.74	1.7%
Western United States Subtotal	17,286	95.0%	1,662	0.99	37.2%

Florida
South Florida	5,582	94.6%	2,145	1.12	14.6%
Tampa	4,952	94.7%	1,557	0.80	9.8%
Orlando	3,719	95.2%	1,478	0.77	7.0%
Jacksonville	1,984	94.0%	1,544	0.77	3.8%
Florida Subtotal	16,237	94.7%	1,738	0.90	35.2%

Southeast United States
Atlanta	7,517	94.2%	1,353	0.66	12.7%
Charlotte	3,119	94.0%	1,360	0.68	5.2%
Southeast United States Subtotal	10,636	94.2%	1,355	0.67	17.9%

Midwest United States
Chicago	2,956	92.0%	2,010	1.19	7.0%
Minneapolis	1,183	94.2%	1,749	0.88	2.7%
Midwest United States Subtotal	4,139	92.6%	1,934	1.09	9.7%
Total/Average	48,298	94.5%	$1,643	$0.89	100.0%

Same Store Portfolio Total / Average	36,469	95.9%	$1,642	$0.88	76.3%

(1)	As of December 31, 2016.

(2)	Represents average occupancy for the year ended December 31, 2016.

(3)	Represents average rent, net of rental concessions, for the three months ended December 31, 2016.

(4)	Represents the percentage of total revenue generated in each market for the three months ended December 31, 2016.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. Key factors that impact our results of operations and financial condition include market fundamentals, property acquisitions and renovations, rental rates and occupancy levels, turnover and days to re-resident homes, property improvements and maintenance, and financing arrangements.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.4% of our revenues during the three months ended December 31, 2016. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth and household formation rates that have exceeded the U.S. averages, while exhibiting a greater decline in the rate of new supply deliveries (measured by total housing permits as a percentage of households) from their long-term averages than the United States on the whole. We believe these favorable supply and demand fundamentals have driven strong rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods compared to the U.S. average, and we expect these trends to continue in the near to intermediate term.
Property Acquisitions and Renovations: Future growth in rental revenues and operating income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. Renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, and whether the property was vacant when acquired. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices.
Rental Rates and Occupancy Levels: Rental rates and occupancy levels are primary drivers of rental revenues and other property income. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality, resident defaults, and the amount of time it takes to prepare a home for its next resident and re-lease homes when residents vacate. An important driver of rental rate growth is our ability to increase monthly rents from expiring leases, which typically have a term of one to two years.
Turnover and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include increasing the length of stay of our residents, minimizing resident turnover rates, and reducing the number of days a home is unoccupied between residents. Our operating results also are impacted by the amount of time it takes to market and lease a property. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, and economic conditions and outlook. Increases in turnover rates and the average number of days to re-resident increase property operating and maintenance expenses and reduce rental revenues as the homes are not generating income during this period.
Property Improvements and Maintenance: Property improvements and maintenance impact capital expenditures, property operating and maintenance expense, and rental revenues. We actively manage our homes on a total portfolio basis to determine what capital and maintenance needs may be required, and what opportunities we may have to generate additional revenues or expense savings from such expenditures. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices.
Financing Arrangements: Financing arrangements directly impact interest expense, credit facilities, mortgage loans, and warehouse loans, as well as our ability to acquire and renovate homes. We have historically utilized credit facilities and warehouse loans to acquire and renovate new homes. In certain instances we have refinanced our credit facilities and warehouse loans utilizing mortgage loans. Our current financing arrangements contain variable interest rate terms, along with certain financial covenants. Interest rates are impacted by the characteristics of our homes, market conditions, and the terms of the underlying financing arrangements. See “—Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Recent Events
Initial Public Offering
On February 6, 2017, we completed our IPO in which we sold 88,550,000 shares of common stock at an initial public offering price of $20.00 per share. The shares offered and sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11, which was declared effective by the SEC on January 31, 2017. The common stock is listed on the NYSE under the symbol "INVH" and began trading publicly on February 1, 2017. The offering generated net proceeds of approximately $1,667.0 million to us after underwriting discounts, expenses and transaction costs. We used a portion of the net proceeds, together with the borrowings under the Term Loan Facility of our New Credit Facility (described below), to repay all of our existing credit facilities and our mortgage loan relating to the IH1 2013-1 securitization and a portion of the mortgage loan relating to the IH1 2014-1 securitization transaction, and to pay fees and expenses related to the offering.
In March 2017, we used the remaining IPO proceeds, together with cash on hand, to voluntarily prepay approximately $260.0 million of additional borrowings outstanding under the mortgage loan relating to the IH1 2014-1 securitization transaction, reducing the outstanding principal balance to approximately $421.0 million.
New Credit Facility
On February 6, 2017, the Operating Partnership entered into a new credit agreement with the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto. The new credit agreement provides for senior secured credit facilities (together, collectively, the “New Credit Facility”) consisting of (i) a $1,000.0 million revolving credit facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option subject to certain conditions and (ii) a $1,500.0 million Term Loan Facility, which will mature on February 6, 2022. See “—Liquidity and Capital Resources.”
Fannie Mae Commitment
On January 12, 2017, we entered into a commitment letter with Wells Fargo Bank, National Association and Fannie Mae pursuant to which they have made, subject to the satisfaction or waiver of certain conditions, a binding commitment to enter into a securitization transaction with us to fund a new ten-year fixed rate mortgage loan in a principal amount of up to $1,000.0 million, collateralized by certain of our homes. See “—Liquidity and Capital Resources.”
Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses:
Revenues
Rental Revenues
Rental revenues, net of any concessions and uncollectible amounts, consist of rents collected under lease agreements related to our single-family rental homes. These include leases that we enter into directly with our residents, which typically have a term of one to two years.
Other Property Income
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; and (iii) various other fees including application and lease termination fees.

Expenses
Property Operating and Maintenance
Once a property is available for its initial lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs and marketing. Prior to a property being “rent-ready,” certain of these expenses are capitalized as building and improvements. Once a property is “rent-ready,” expenditures for ordinary maintenance and repairs thereafter are expensed as incurred and we capitalize expenditures that improve or extend the life of a home.
Property Management Expense
Property management expense represents personnel and other costs associated with the oversight and management of our portfolio of homes. All of our homes are managed through our internal property manager.
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day to day activities. We expect to incur additional legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. As a result, general and administrative expense in the historical periods discussed in “—Results of Operations” may not be comparable to general and administrative expense in periods following the IPO.
Noncash Incentive Compensation Expense
Certain current and former employees, as well as certain of our founders, were granted Class B incentive units in certain of the IH Holding Entities or their parent entities. We have recognized noncash incentive compensation expense related to the value of those units in our results of operations as a component of general and administrative expense and property management expense. In connection with the IPO, we modified certain of our incentive awards and issued new awards in order to align our employees’ interests with those of our investors. Such adjustments may impact noncash incentive compensation expense in periods following the IPO.
Depreciation and Amortization
We recognize depreciation and amortization expense associated primarily with our homes and other capital expenditures over their expected useful lives.
Impairment and Other
Impairment and other represents provisions for impairment when the carrying amount of our single-family residential properties is not recoverable and casualty losses, net of any insurance recoveries.
Interest Expense
Interest expense includes interest expense as well as amortization of discounts and deferred financing costs from our financing arrangements and unrealized gains (losses) on non-designated hedging instruments. Interest expense in the historical periods discussed in “—Results of Operations” does not reflect the impact of the following: (i) certain financing transactions that we completed concurrently with the completion of the IPO; (ii) certain hedging instruments that were entered into prior to and subsequent to December 31, 2016; (iii) any additional financing transactions currently contemplated (e.g., the FNMA Loan as defined in “—Liquidity and Capital Resources”); or (iv) the repayment of certain indebtedness with a portion of the net proceeds from the IPO and the New Credit Facility.
Other
Other includes acquisition costs, interest income, and other miscellaneous income and expenses.

Gain (Loss) on Sale of Property
Gain (loss) on sale of property consists of gains and losses resulting from sales of our homes.
Results of Operations
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table sets forth a comparison of the results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Revenues:
Rental revenues	$877,991	$800,210	$77,781	9.7%
Other property income	44,596	35,839	8,757	24.4%
Total revenues	922,587	836,049	86,538	10.4%

Operating expenses:
Property operating and maintenance	360,327	347,962	12,365	3.6%
Property management expense	30,493	39,459	(8,966)	(22.7)%
General and administrative	69,102	79,428	(10,326)	(13.0)%
Depreciation and amortization	267,681	250,239	17,442	7.0%
Impairment and other	4,207	4,584	(377)	(8.2)%
Total operating expenses	731,810	721,672	10,138	1.4%
Operating income	190,777	114,377	76,400	66.8%

Other income (expenses):
Interest expense	(286,048)	(273,736)	12,312	4.5%
Other	(1,558)	(3,121)	(1,563)	(50.1)%
Total other income (expenses)	(287,606)	(276,857)	10,749	3.9%

Loss from continuing operations	$(96,829)	$(162,480)	$65,651	40.4%
Rental Revenues
As of December 31, 2016 and 2015, we owned 48,298 and 48,138 single-family rental homes, respectively, generating rental revenue of $878.0 million and $800.2 million, respectively, for the years then ended. Rental revenues increased 9.7% due to an increase in both average occupancy and average monthly rent per occupied home, as well as the increase in number of homes owned. During the years ended December 31, 2016 and 2015 we acquired 1,253 and 3,576 homes, respectively, and sold 1,093 and 1,481 homes, respectively.
Average occupancy for the total portfolio was 94.5% and 93.4% for the years ended December 31, 2016 and 2015, respectively. The increase in average occupancy correlates with the decrease in the number of homes acquired during 2016 compared to 2015 as homes are unoccupied for a longer period of time during initial renovations than during a re-resident period. Average rent per occupied home in actual dollars for the year ended December 31, 2016 was $1,611, compared to $1,515 for the year ended December 31, 2015, a 6.3% increase.
For our Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 3, 2014), our average occupancy was 95.9% and 96.1% for the years ended December 31, 2016 and 2015, respectively, and our average rent per occupied home in actual dollars for the year ended December 31, 2016, was $1,613, compared to $1,545 for the year ended December 31, 2015, a 4.4% increase.

To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to our total portfolio. For the years ended December 31, 2016 and 2015, renewal lease net effective rental rate growth for the total portfolio averaged 5.5% and 5.1%, respectively. For the years ended December 31, 2016 and 2015, new lease net effective rental rate growth for the total portfolio averaged 5.5% and 4.3%, respectively.
For the years ended December 31, 2016 and 2015, the turnover rate for our Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 3, 2014) was 35.2% and 34.3%, respectively. For our total portfolio, an average home remained unoccupied for 42 days between residents for each of the years ended December 31, 2016 and 2015.
Other Property Income
For the years ended December 31, 2016 and 2015, other property income was $44.6 million and $35.8 million, respectively, a 24.4% increase. The primary drivers of the increase were utility recoveries and miscellaneous revenues associated with the ongoing implementation of our national lease, which standardized resident fees across the portfolio.
Operating Expenses
Operating expenses were $731.8 million and $721.7 million for the years ended December 31, 2016 and 2015, respectively, a 1.4% increase. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $360.3 million for the year ended December 31, 2016 from $348.0 million for the year ended December 31, 2015 due to the increase in the number of homes owned in 2016 and increases in property taxes for homes owned in both periods, partially offset by reduced market-level personnel expense.
Property management expense and general and administrative expense decreased to $99.6 million for the year ended December 31, 2016 from $118.9 million for the year ended December 31, 2015 due to efficiencies from lower headcount, a decrease in noncash incentive compensation expense of $17.7 million, and a reduction in severance expense of $5.2 million. These reductions were partially offset by $13.0 million of expenses incurred in 2016 in preparation for the IPO. Noncash incentive compensation expense decreased due to an overall reduction in the number of vesting Class B units and in the weighted average fair value per unit of previously issued non-employee Class B units. This decrease was partially offset by an increase in the number of new Class B units issued during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
Depreciation and amortization expense increased due to the increase in the number of homes owned and placed into service.
Interest Expense
Interest expense was $286.0 million and $273.7 million for the years ended December 31, 2016 and 2015, respectively, a 4.5% increase. The increase in interest expense was due to an increase in the average monthly LIBOR rates of 30 basis points from 0.20% to 0.50% during the years ended December 31, 2015 and 2016, respectively, and the recognition of $8.7 million of unrealized losses related to non-designated interest rate hedges, partially offset by a reduction in amortization of deferred financing costs of $18.4 million and a reduction in average debt balances outstanding. As of December 31, 2016, we had $7,570.3 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,726.0 million as of December 31, 2015, a 2.0% decrease. The decrease in debt outstanding was attributable to the payoff of our warehouse loans, as well as $219.0 million of repayments on our credit facilities. Credit facility borrowings totaled $184.7 million and were utilized to fund acquisitions and improvements.
Gain on Sale of Property
Gain on sale of property was $18.6 million and $2.3 million for the years ended December 31, 2016 and 2015, respectively. Of the 1,093 homes sold during the year ended December 31, 2016, 590 were sold in bulk sales for a gain of $9.4 million. Of the 1,481 homes sold during the year ended December 31, 2015, 1,314 homes were sold in bulk sales for a gain of $1.5 million. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table sets forth a comparison of the results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Revenues:
Rental revenues	$800,210	$631,115	$169,095	26.8%
Other property income	35,839	27,607	8,232	29.8%
Total revenues	836,049	658,722	177,327	26.9%

Operating expenses:
Property operating and maintenance	347,962	320,658	27,304	8.5%
Property management expense	39,459	62,506	(23,047)	(36.9)%
General and administrative	79,428	88,177	(8,749)	(9.9)%
Depreciation and amortization	250,239	215,808	34,431	16.0%
Impairment and other	4,584	3,396	1,188	35.0%
Total operating expenses	721,672	690,545	31,127	4.5%
Operating income (loss)	114,377	(31,823)	146,200	459.4%

Other income (expenses):
Interest expense	(273,736)	(235,812)	37,924	16.1%
Other	(3,121)	(1,991)	1,130	56.8%
Total other income (expenses)	(276,857)	(237,803)	39,054	16.4%

Loss from continuing operations	$(162,480)	$(269,626)	$107,146	39.7%
Rental Revenues
As of December 31, 2015 and 2014, we owned 48,138 and 46,043 single-family rental homes, respectively, generating rental revenue of $800.2 million and $631.1 million, respectively, for the years then ended. Rental revenues increased 26.8% due to an increase in both average occupancy and average monthly rent per occupied home, as well as the increase in number of homes owned. During the year ended December 31, 2015 and 2014 we acquired 3,576 and 7,183 homes, respectively, and sold 1,481 and 100 homes, respectively.
Average occupancy for the total portfolio was 93.4% and 85.9% for the years ended December 31, 2015 and 2014, respectively. The increase in average occupancy correlates with the decrease in the number of homes acquired during 2015 compared to 2014 as homes are unoccupied for a longer period of time during initial renovations than during a re-resident period. Average rent per occupied home in actual dollars for the year ended December 31, 2015 was $1,515, compared to $1,424 for the year ended December 31, 2014, a 6.4% increase.
For our Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 3, 2013), our average occupancy was 96.2% and 95.6% for the years ended December 31, 2015 and 2014, respectively, and our average rent per occupied home in actual dollars for the year ended December 31, 2015, was $1,502, compared to $1,451 for the year ended December 31, 2014, a 3.5% increase.
For the years ended December 31, 2015 and 2014, renewal lease net effective rental rate growth for the total portfolio averaged 5.1% and 4.7%, respectively. For the years ended December 31, 2015 and 2014, new lease net effective rental rate growth for the total portfolio averaged 4.3% and 3.6%, respectively.

For the years ended December 31, 2015 and 2014, the turnover rate for our Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 3, 2013) was 34.4% and 32.8%, respectively. For our total portfolio, the number of days an average home remained unoccupied between residents was 42 and 47 days for the years ended December 31, 2015 and 2014, respectively.
Other Property Income
For the years ended December 31, 2015 and 2014, other property income was $35.8 million and $27.6 million, respectively, a 29.8% increase. The primary drivers for the increase were utility recoveries and miscellaneous revenues.
Operating Expenses
Operating expenses were $721.7 million and $690.5 million for the years ended December 31, 2015 and 2014, respectively, a 4.5% increase. The net increase in operating expenses was driven by the following:
Property operating and maintenance expense increased to $348.0 million for the year ended December 31, 2015 from $320.7 million for the year ended December 31, 2014 due to the increase in the number of homes owned in 2015 and increases in property taxes for homes owned in both periods, partially offset by reduced market-level personnel expense.
Property management expense and general and administrative expense decreased to $118.9 million for the year ended December 31, 2015 from $150.7 million for the year ended December 31, 2014 due to efficiencies from lower headcount and a reduction in severance expense of $8.0 million. These reductions were partially offset by an increase in noncash incentive compensation expense of $3.6 million due to the issuance of additional Class B units, which was partially offset by an overall decrease in the weighted average fair value per unit of Class B units previously issued to non-employees.
Depreciation and amortization expense increased due to the increase in the number of homes owned during the year ended December 31, 2015.
Interest Expense
Interest expense was $273.7 million and $235.8 million for the years ended December 31, 2015 and 2014, respectively, a 16.1% increase. The increase in interest expense was due to the increase in debt outstanding during the two years. As of December 31, 2015, we had $7,726.0 million of debt outstanding, net of deferred financing costs, compared to $6,564.6 million as of December 31, 2014, a 17.7% increase. The increase in debt outstanding was attributable to increased leverage from mortgage loans of $2,370.9 million, which were used to repay $1,955.0 million of our credit facilities. Additional credit facility borrowings totaled $901.6 million and were utilized to fund acquisitions and improvements.
Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2016 and 2015 included unrestricted cash and cash equivalents of $198.1 million and $274.8 million, respectively, a 27.9% decrease due primarily to repayments of certain of our indebtedness which is discussed in further detail in “—Cash Flows.”
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions and dividend payments to our equity investors and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive and other factors beyond our control. Our near-term liquidity requirements consist primarily of: (i) renovating newly-acquired homes; (ii) funding HOA fees (as applicable), real estate taxes, insurance premiums and the ongoing maintenance for our homes; (iii) interest expense; and (iv) payment of dividends to our equity investors. Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of and non-recurring capital expenditures for our homes and principal payments on our indebtedness.
We will seek to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We have financed our operations and acquisitions to date through cash provided by operations, capital contributions from our equity investors, and financing arrangements. We believe our rental income net of operating expenses will generally provide cash flow sufficient to fund our operations and distributions and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility in the amount of $1,000.0 million that we entered into on February 6, 2017.
As a REIT, Invitation Homes Inc. will be required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
We have historically utilized credit facilities, mortgage loans and warehouse loans from our Sponsor to fund acquisitions and renovation improvements. As of December 31, 2016, we have repaid all outstanding borrowings under the warehouse loans and do not expect to obtain warehouse loans from our Sponsor in the future. Subsequent to December 31, 2016, we repaid all obligations outstanding under the existing credit facilities and the IH1 2013-1 mortgage loan, and made repayments totaling $551.5 million on the IH1 2014-1 mortgage loan. As further described and defined below, we entered into a New Credit Facility on February 6, 2017 which includes a $1,000.0 million revolving line of credit component that is currently undrawn and a fully drawn $1,500.0 million term loan component.
The following describes the key terms and conditions of our current credit facilities, mortgage loans and warehouse loans.
Credit Facilities
Our credit facilities were comprised of the following as of December 31, 2016 and 2015:

($ in thousands)				Outstanding Principal Balance(3)
Credit Facility	Origination Date	Maturity Date(1)	Interest Rate(2)	December 31, 2016	December 31, 2015
IH1 2015(4)	April 3, 2015	October 3, 2017	4.02%	$85,492	$161,105
IH2 2015(5)	September 29, 2015	March 29, 2017	3.52%	43,859	116,109
IH3 2013(6)	December 19, 2013	June 30, 2017	3.77%	932,583	958,622
IH4 2014(7)	May 5, 2014	May 5, 2017	3.77%	529,866	556,987
IH5 2014(8)	December 5, 2014	June 5, 2017	3.94%	564,348	563,125
IH6 2016(9)	April 13, 2016	April 13, 2018	3.28%	165,437	—
Total				2,321,585	2,355,948
Less deferred financing costs, net				(6,044)	(8,207)
Total				$2,315,541	$2,347,741

(1)
The maturity dates above are reflective of all extensions that have been exercised. On February 6, 2017, the credit facilities were repaid in full in connection with the completion of our IPO and the initial funding of the New Credit Facility.

(2)	Interest rates are based on a spread to LIBOR; as of December 31, 2016, LIBOR was 0.77%.

(3)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.

(4)	As of December 31, 2016, we had the right to borrow up to $85,492, bearing interest of LIBOR + 325 basis points, and an unused commitment fee of 50 basis points per year.

(5)	As of December 31, 2016, we had the right to borrow up to $105,800; bearing interest at LIBOR + 275 basis points, and an unused commitment fee of 50 basis points per year.

(6)
As of December 31, 2016, we had the right to borrow up to $932,583, bearing interest at either LIBOR + 300 or 425 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points per year.

(7)
As of December 31, 2016, we had the right to borrow up to $529,866, bearing interest at either LIBOR + 300 or 425 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points.

(8)
As of December 31, 2016, we had the right to borrow up to $564,348, bearing interest at either LIBOR + 275 or + 400 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points per year.

(9)
As of December 31, 2016, we had the right to borrow up to $550,000, bearing interest at either LIBOR + 250 or 375 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points per year.

Our credit facilities are subject to certain terms and conditions that must be satisfied to obtain additional draws. These terms and conditions are specific to each credit facility agreement and include the following range of provisions which are detailed in the respective credit facility agreements: (i) the aggregate loan principal balance may not exceed 55.00%-90.00% of the total cost basis associated with financed properties; (ii) the aggregate loan principal balance may not exceed 55.00%-75.00% of the value associated with financed properties; (iii) the aggregate debt yield may not be less than 5.75%-7.00%; and (iv) the aggregate debt service coverage ratio may not be less than 1.35 to 1.00.
All of our credit facilities also require us to maintain compliance with certain affirmative, negative, and financial covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) use of proceeds requirements specified in the credit facility agreement, (ii) licensing, permitting and legal requirements specified in the respective credit facility agreement, (iii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iv) federal and state tax laws, and (v) books and records requirements specified in the credit facility agreement. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the operation of our properties, (ii) the amount of our indebtedness and the nature of our investments, (iii) the execution of transactions with affiliates, and (iv) the nature of our business activities. Financial covenants are specific to each credit facility agreement and include (i) a maximum loan to value ratio of 65.00%-80.00%, (ii) maximum loan to cost ratio of 65.00%-90.00%, (iii) a debt service coverage ratio of not less than 1.10 to 1.00, and (iv) a debt yield of not less than 5.75%-7.00%. Our IH3 2015, IH4 2015, IH5 2014, and IH6 2016 credit facilities have an additional financial covenant related to an adjusted debt service coverage ratio of not less than 0.70 to 1.00 or 1.00 to 1.00. At December 31, 2016, and through the date our financial statements were issued, we believe we were in compliance with all affirmative, negative, and financial covenants related to the aforementioned credit facilities.
Mortgage Loans
As of December 31, 2016, we have completed seven securitization transactions, which we refer to as the “Securitizations” or the “mortgage loans,” collateralized by homes owned by certain subsidiaries of the IH Holding Entities. The proceeds from the mortgage loans were used to fund (i) partial repayments of the then-outstanding IH1 and IH2 credit facilities, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to IH1 and IH2 equity investors.

 The following table sets forth a summary of the mortgage loan indebtedness as of December 31, 2016 and 2015:

					Outstanding Principal Balance(4)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Rate(3)	Range of Spreads	December 31, 2016(5)	December 31, 2015
IH1 2013-1(6)	December 9, 2017	December 9, 2018	2.45%	115-365 bps	$462,431	$469,554
IH1 2014-1(7)	June 9, 2017	June 9, 2019	2.61%	100-375 bps	978,231	993,738
IH1 2014-2, net(8)	September 9, 2017	September 9, 2019	2.67%	110-400 bps	710,664	718,610
IH1 2014-3, net(9)	December 9, 2017	December 9, 2019	3.08%	120-500 bps	766,753	766,043
IH2 2015-1, net(10)	March 9, 2018	March 9, 2020	3.13%	145-430 bps	531,318	536,174
IH2 2015-2(11)	June 9, 2017	June 9, 2020	2.72%	135-370 bps	630,283	631,097
IH2 2015-3	August 9, 2017	August 7, 2020	2.94%	130-475 bps	1,184,314	1,190,695
Total Securitizations					5,263,994	5,305,911
Less deferred financing costs, net					(9,256)	(41,718)
Total					$5,254,738	$5,264,193

(1)
Each mortgage loan’s initial maturity term is two years, individually subject to three, one-year extension options at the borrower’s discretion (provided that there is no event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH1 2014-1, IH1 2014-2, IH1 2014-3, and IH2 2015-1 mortgage loans have exercised the first extension options, and IH1 2013-1 has exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(3)	Interest rates are based on a weighted average spread to LIBOR; as of December 31, 2016, LIBOR was 0.77%.

(4)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(5)	From January 1, 2017 to March 24, 2017, we made repayments of $16.4 million on our mortgage loans related to the disposition of properties.

(6)	On February 6, 2017, the outstanding balance of IH1 2013-1 was repaid in full.

(7)	On February 6, 2017 and March 9, 2017, we made voluntary repayments of $291,500 and $260,000, respectively.

(8)	Net of unamortized discount of $0 and $1.3 million as of December 31, 2016 and 2015, respectively.

(9)	Net of unamortized discount of $0 and $3.3 million as of December 31, 2016 and 2015, respectively.

(10)
Net of unamortized discount of $0.1 million and $0.4 million as of December 31, 2016 and 2015, respectively. On February 9, 2017, we exercised our first one-year extension option on IH2 2015-1, extending the maturity from March 9, 2017 to March 9, 2018.

(11)	On March 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-2 mortgage loan from June 9, 2017 to June 9, 2018 upon approval.
Securitization Transactions
IH1 2013-1: In November 2013, we completed our first securitization transaction (“IH1 2013-1”), in which 2013-1 IH Borrower L.P. (“S1 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a six component term loan to S1 Borrower in the amount of $479.1 million. All six components of the loan were sold at par. We are obligated to make monthly payments of interest and principal with the first payment being due upon the closing of the loan, and subsequent payments beginning January 9, 2014 and continuing monthly thereafter. On February 6, 2017, the outstanding balance of IH1 2013-1 was repaid in full.
IH1 2014-1: In May 2014, we completed our second securitization transaction (“IH1 2014-1”), in which 2014-1 IH Borrower L.P. (“S2 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third party lender made a six component term loan to S2 Borrower in the amount of

$993.7 million. All six components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning July 9, 2014 and continuing monthly thereafter. On February 6, 2017 and March 9, 2017, we made voluntary repayments of $291.5 million and $260.0 million, respectively.
IH1 2014-2: In August 2014, we completed our third securitization transaction (“IH1 2014-2”), in which 2014-2 IH Borrower L.P. (“S3 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S3 Borrower in the amount of $719.9 million. Of the seven loan components, the Class A, B, C, D and G certificates were sold at par; however, the Class E and F certificates were sold at a total discount of $4.0 million. The unamortized balance of this discount is included in mortgage loans, net on our combined and consolidated balance sheets as of December 31, 2016 and 2015. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning October 9, 2014 and continuing monthly thereafter.
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769.3 million. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7.2 million. The unamortized balance of this discount is included in mortgage loans, net on our combined and consolidated balance sheets as of December 31, 2016 and 2015. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter.
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540.9 million. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $0.6 million. The unamortized balance of this discount is included in mortgage loans, net on our combined and consolidated balance sheets as of December 31, 2016 and 2015. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
IH2 2015-2: In April 2015, we completed our sixth securitization transaction (“IH2 2015-2”), in which 2015-2 IH2 Borrower L.P. (“S6 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S6 Borrower in the amount of $636.7 million. All of the components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning June 9, 2015 and continuing monthly thereafter.
IH2 2015-3: In June 2015, we completed our seventh securitization transaction (“IH2 2015-3”), in which 2015-3 IH2 Borrower L.P. (“S7 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S7 Borrower in the amount of $1,194.0 million. All of the components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning August 7, 2015 and continuing monthly thereafter.
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated with us to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities associated with the IH1 2014-2 and IH1 2014-3 securitizations are wholly owned subsidiaries of IH1, the Depositor Entities associated with the IH2 2015-1, IH2 2015-2, and IH2 2015-3 securitizations are wholly owned subsidiaries of IH2, and the Depositor Entities associated with the IH1 2013-1 and IH1 2014-1 securitizations are wholly owned by unaffiliated third parties.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our combined and consolidated financial statements other than with respect to the Class G certificates purchased by IH1 and IH2.
For IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3, the Trusts made the Class A through Class F certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, IH1 and IH2, as sponsors of the respective loans, are required to retain a portion of the risk that represents a material net economic interest in each loan. The Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 are equal to 5% of the original principal amount of the loans in accordance with the agreements. Per the terms of the Securitization agreements, the Class G certificates are restricted certificates and were made available exclusively to IH1 and IH2, as applicable. The Class G certificates are principal only and bear a stated annual interest rate of 0.0005%. The Class G certificates are classified as held to maturity investments and are recorded in other assets, net in the combined and consolidated balance sheets.
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At December 31, 2016, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of the mortgage loans. For the years ended December 31, 2016 and 2015, mandatory prepayments of $42.1 million and $13.2 million, respectively, were made under the terms of the loan agreements.
Other Information
We used the net proceeds from our IPO, together with borrowings under the Term Loan Facility, to repay the IH1 2013-1 mortgage loan and $551.5 million of the IH1 2014-1 mortgage loan. In addition, we intend to enter into the FNMA Loan (as defined in “—Fannie Mae Securitization Transaction”) and use the net proceeds to repay all remaining amounts under the IH1 2014-1 mortgage loan and approximately $529.0 million of the IH1 2014-2 mortgage loan.
Warehouse Loans
From time to time certain of the IH Holding Entities entered into unsecured warehouse loan agreements with our Sponsor. Interest accrued at rates based on a spread to LIBOR, and any unpaid interest amounts were compounded into the remaining unpaid principal balance on a monthly basis. All of the warehouse loans were repaid in full during the year ended December 31, 2016 and we do not expect to obtain warehouse loans from our Sponsor in the future.

The following table sets forth a summary of the outstanding principal amounts under such loans as of December 31, 2016 and 2015:

($ in thousands)	Origination Date	Maturity Date	December 31, 2016	December 31, 2015
IH3 warehouse loan(1)	March 26, 2014	December 31, 2017	$—	$38,137
IH4 warehouse loan(1)	May 7, 2014	May 6, 2015	—	4,740
IH5 warehouse loan(2)	April 27, 2015	April 26, 2016	—	71,146
Total warehouse loans			$—	$114,023

(1)	This loan bore interest at LIBOR + 275 basis points. The loan was repaid in full during the year ended December 31, 2016.

(2)	This loan bore interest at LIBOR + 250 basis points. The loan was repaid in full during the year ended December 31, 2016.
New Credit Facility
On February 6, 2017, concurrently with the completion of the IPO, our Operating Partnership entered into the New Credit Facility with Bank of America, N.A., as administrative agent, and a syndicate of banks, financial institutions and institutional lenders from time to time party thereto.
The New Credit Facility provides $2,500.0 million of borrowing capacity and consists of:

•
a new $1,000.0 million Revolving Facility, which will mature four years from the closing date of the New Credit Facility (the “Closing Date”), with a one-year extension option subject to certain conditions; and

•	a new $1,500.0 million Term Loan Facility, which will mature five years from the Closing Date.
Our Operating Partnership, which is referred to in this section as the “Borrower,” is the borrower under the New Credit Facility. The Revolving Facility component also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The New Credit Facility also provides the Borrower with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides the Borrower with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations.
Interest Rate and Fees. Borrowings under the New Credit Facility bear interest, at the Borrower’s option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30%, in the case of base rate loans, and 1.75% to 2.30%, in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30%, in the case of base rate loans, and 1.70% to 2.30%, in the case of LIBOR rate loans. In addition, the New Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), the Borrower may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the New Credit Facility, the Borrower is required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily-unused amount of the Revolving Facility and is either 0.350% or 0.200% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply and the Borrower will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.

Prepayments. No prepayment is required under the New Credit Facility. The Borrower is permitted to voluntarily repay amounts outstanding under the Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. Once repaid, no further borrowings are permitted under the Term Loan Facility.
Amortization. The New Credit Facility has no amortization payments.
Guarantees and Security. The obligations under the New Credit Facility are guaranteed on a joint and several basis by each direct and indirect domestic wholly owned subsidiary of the Borrower that owns, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee to be provided by any Subsidiary Guarantor is automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the New Credit Facility. In addition, we may be required to provide a guarantee of the New Credit Facility under certain circumstances, including if we do not maintain our qualification as a REIT.
The New Credit Facility is collateralized by first priority or equivalent security interests in all the capital stock of, or other equity interests in any Subsidiary Guarantor, held by the Borrower and each of the Subsidiary Guarantors. The security interests to be granted under the New Credit Facility will be automatically released upon the occurrence of certain events, including upon an Investment Grade Rating Event or if the total net leverage ratio is less than or equal to 8.00:1.00 for four consecutive fiscal quarters.
Certain Covenants and Events of Default. The New Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, the ability of the Borrower, the Subsidiary Guarantors and their respective subsidiaries to:

•	engage in certain mergers, consolidations or liquidations;

•	sell, lease or transfer all or substantially all of their respective assets;

•	engage in certain transactions with affiliates;

•	make changes to the Borrower’s fiscal year;

•	make changes in the nature of the business of the Borrower and its subsidiaries; and

•	incur additional indebtedness that is secured on a pari passu basis with the New Credit Facility.
The New Credit Facility also requires the Borrower, on a consolidated basis with its subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio and (vi) minimum tangible net worth.
If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor.
Certain Hedging Arrangements
On December 21, 2016, the Operating Partnership entered into forward interest rate swap agreements with two financial institutions for an aggregate notional amount of $1,500.0 million to hedge the risk arising from changes in one-month LIBOR. The interest rate swaps began February 28, 2017, mature January 31, 2022, and will effectively convert one-month LIBOR interest payments to a fixed rate of 1.97%. Certain of the IH Holding Entities and/or their subsidiaries have guaranteed the Operating Partnership’s obligations under the interest rate swaps.
On January 12, 2017, the Operating Partnership entered into a forward interest rate swap agreement for a notional amount of $1,100.0 million to hedge the interest rate risk related to changes in one-month LIBOR. The interest rate swap began February 28, 2017, matures August 7, 2020, and will effectively convert our variable base rate of one-month LIBOR interest payments to a fixed rate of 1.59%. Certain of the Invitation Homes Partnerships and certain Borrower Entities have guaranteed the Operating Partnership’s obligations under the interest rate swap.

On January 13, 2017, the Operating Partnership entered into a forward interest rate swap agreement for a notional amount of $595.0 million to hedge the interest rate risk related to changes in one-month LIBOR. The interest rate swap began February 28, 2017, matures June 9, 2020, and will effectively convert our variable base rate of one-month LIBOR interest payments to a fixed rate of 1.63%. Certain of the Invitation Homes Partnerships and certain Borrower Entities have guaranteed the Operating Partnership’s obligations under the interest rate swap.
On January 20, 2017, the Operating Partnership entered into a forward interest rate swap agreement for a notional amount of $325.0 million to hedge the interest rate risk related to changes in one-month LIBOR. The interest rate swap began February 28, 2017, matures March 9, 2020, and will effectively convert our variable base rate of one-month LIBOR interest payments to a fixed rate of 1.60%. Certain of the Invitation Homes Partnerships and certain Borrower Entities have guaranteed the Operating Partnership’s obligations under the interest rate swap.
These interest rate swap agreements were accounted for as non-designated hedges until January 31, 2017 when they began qualifying for hedge accounting as a result of the Pre-IPO Transactions described in Part I. Item. 1, “Business.” At that time, we designated these swaps for hedge accounting purposes; and the effective portion thereof will be recorded in other comprehensive income as of January 31, 2017.
Concurrent with entering into the mortgage loan agreements, we entered into and now maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices equal to approximately 3.46% for IH1 2013-1, 3.82% for IH1 2014-1, 3.09% for IH1 2014-2, 2.59% for IH1 2014-3, 2.07% for IH2 2015-1, 2.71% for IH2 2015-2, and 2.52% for IH2 2015-3 (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights have been pledged as additional collateral for the loans. We may enter into additional swap or other hedging arrangements from time to time in the future.
Fannie Mae Securitization Transaction
Pursuant to a commitment letter dated January 12, 2017, Wells Fargo Bank, National Association (“Wells Fargo”) and Fannie Mae have made, subject to the satisfaction or waiver of certain conditions, a binding commitment to enter into a securitization transaction with us whereby an entity to be designated by Wells Fargo (the “FNMA Loan Originator”) will fund to a special purpose entity and wholly owned subsidiary of IH1 (the “FNMA Loan Borrower”) a new ten-year fixed rate mortgage loan in a principal amount of up to $1,000.0 million (the “FNMA Loan”), collateralized by certain of our homes. The commitment letter contemplates that the FNMA Loan will be funded through the issuance and sale of (i) mortgage-backed certificates (the “Guaranteed Certificates”) that carry Fannie Mae’s guaranty of timely payment of principal and interest and (ii) certain mortgage-backed certificates that will represent a beneficial interest in the most subordinate component of the FNMA Loan (the “Subordinate Non-Guaranteed Certificates”). The FNMA Loan would bear interest at a fixed rate per annum equal to the market determined pass-through rate payable on the Guaranteed Certificates plus applicable Fannie Mae guaranty and servicing fees and include certain customary affirmative and negative covenants and events of default. The FNMA Loan would generally be non-recourse to the FNMA Loan Borrower, subject to certain customary carve-outs in respect of which the Operating Partnership or IH1 will provide a guarantee or indemnity. In order to satisfy applicable rules imposing credit risk retention requirements, we would purchase and retain the Subordinate Non-Guaranteed Certificates which will be equal to 5% (or such other percentage necessary to ensure that such risk retention requirements are met) of the initial certificate balance of the mortgage-backed certificates that represent the beneficial interests in the FNMA Loan.
We intend to enter into the FNMA Loan during the second quarter of 2017 and use the net proceeds to repay all remaining amounts outstanding under our mortgage loan relating to the IH1 2014-1 securitization and approximately $529.0 million of our mortgage loan relating to the IH1 2014-2 securitization. The commitment letter and the obligations of Fannie Mae and the FNMA Loan Lender to consummate the transaction are subject to certain conditions, including the satisfaction of all risk retention requirements in a manner acceptable to all parties to the transaction; clearance by the FNMA Loan Borrower, IH1, the Operating Partnership and all other principals of the transaction under all prohibited person searches and all other compliance checks; confirmation that the final loan amount complies with certain loan-to-value and debt service coverage ratios pursuant to underwriting standards approved by Fannie Mae methodology; the taking of such additional action by the FNMA Borrower, IH1 and the Operating Partnership as is required by Fannie Mae or Wells Fargo; provided that such additional actions shall be consistent with the terms contemplated by the commitment letter; the provision of such other information as Fannie Mae or Wells Fargo may require; confirmation from Fannie Mae and/or Wells Fargo as to the acceptability of the homes that will collateralize the FNMA Loan; and the origination of the FNMA Loan on documents in form and substance acceptable to Wells Fargo and Fannie Mae. In addition, the commitment letter is terminable if any material adverse changes shall occur at any time prior to the closing of the FNMA Loan with respect to the credit of the applicable loan parties. There can be no assurances that we will be able to complete this transaction on the terms described above or at all.
Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we and our equity investors, including our Sponsor, its affiliates, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancelation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table summarizes our cash flows for the year ended December 31, 2016 and the year ended December 31, 2015:

	Year Ended December 31,
($ in thousands)	2016	2015	$ Change	% Change
Net cash provided by operating activities	$250,126	$197,474	$52,652	26.7%
Net cash used in investing activities	(255,037)	(859,833)	604,796	70.3%
Net cash (used in) provided by financing activities	(71,788)	651,581	(723,369)	(111.0)%
Change in cash and cash equivalents	$(76,699)	$(10,778)	$(65,921)	(611.6)%
Operating Activities
Net cash provided by operating activities was $250.1 million and $197.5 million for the years ended December 31, 2016 and 2015, respectively, an increase of 26.7%. The increase was primarily driven by our net loss decreasing from $(160.2) million for the year ended December 31, 2015 to $(78.2) million for the year ended December 31, 2016, partially offset by a $37.4 million decrease in noncash expenses. Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses.
Investing Activities
Net cash used in investing activities primarily consists of the acquisition costs of homes, capital improvements, changes in restricted cash, and proceeds from property sales. Net cash used in investing activities was $255.0 million and $859.8 million for the years ended December 31, 2016 and 2015, respectively, a decrease in use of cash of 70.3%. The decrease in use of funds was primarily due to (i) a decrease in homes acquired during 2016, from 3,576 homes during the year ended December 31, 2015 to 1,253 homes during the year ended December 31, 2016 and by (ii) a decrease in purchases of investments in debt securities from $118.6 million during the year ended December 31, 2015 to $16.0 million during the year ended December 31, 2016.
Financing Activities
Net cash used in financing activities was $71.8 million at December 31, 2016 and net cash provided by financing activities was $651.6 million at December 31, 2015, a 111.0% decrease. Equity investors contributed $138.0 million and $246.8 million of capital for the years ended December 31, 2016 and 2015, respectively, a 44.1% decrease. Equity investors received $682.5 million of distributions and dividends for the year ended December 31, 2015. We received $184.7 million and $3,417.1 million of debt proceeds for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, we repaid $381.1 million of debt, compared to $2,278.1 million for the year ended December 31, 2015. The equity and debt proceeds received were primarily utilized for the purchase and renovation of acquired single-family rental homes, and to repay then-outstanding IH1 and IH2 credit facilities. Remaining proceeds from the 2015 mortgage loan financings were the primary source of the distributions and dividends paid during the year ended December 31, 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
The following table summarizes our cash flows for the year ended December 31, 2015 and the year ended December 31, 2014:

	Year Ended December 31,
($ in thousands)	2015	2014	$ Change	% Change
Net cash provided by operating activities	$197,474	$48,451	$149,023	307.6%
Net cash used in investing activities	(859,833)	(1,899,697)	1,039,864	54.7%
Net cash provided by financing activities	651,581	1,705,277	(1,053,696)	(61.8)%
Change in cash and cash equivalents	$(10,778)	$(145,969)	$135,191	92.6%
Operating Activities
For the years ended December 31, 2015 and 2014, net cash provided by operating activities was $197.5 million and $48.5 million, respectively, a 307.6% increase. The increase was primarily driven by our net loss decreasing from $(269.9) million for the year ended December 31, 2014 to $(160.2) million for the year ended December 31, 2015. Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses.
Investing Activities
For the years ended December 31, 2015 and 2014, net cash used in investing activities was $859.8 million and $1,899.7 million, respectively, a decrease of 54.7%. The decrease in use of funds was primarily due to (i) a decrease in homes acquired during 2015, from 7,183 homes during the year ended December 31, 2014 to 3,576 homes during the year ended December 31, 2015 and partially offset by (ii) an increase in homes sold during 2015, from 100 homes sold during the year ended December 31, 2014 to 1,481 homes sold during the year ended December 31, 2015. The pace of our acquisitions slowed during the year ended December 31, 2015, because fewer homes met our selection criteria.
Financing Activities
For the years ended December 31, 2015 and 2014, net cash provided by financing activities was $651.6 million and $1,705.3 million, respectively, a 61.8% decrease. Equity investors contributed $246.8 million and $557.4 million of capital for the years ended December 31, 2015 and 2014, respectively, a 55.7% decrease. Equity investors received $682.5 million and $787.5 million of distributions and dividends for the years ended December 31, 2015 and 2014, respectively, a 13.3% decrease. We received $3,417.1 million and $4,105.5 million of debt proceeds for the years ended December 31, 2015 and 2014, respectively, a decrease of 16.8%. For the year ended December 31, 2015, we repaid $2,278.1 million of debt, compared to $2,093.8 million for the year ended December 31, 2014, an 8.8% increase. The equity and debt proceeds received were primarily utilized for the purchase and renovation of acquired single-family rental homes, and to repay then-

outstanding IH1 and IH2 credit facilities. Remaining proceeds from the 2015 and 2014 mortgage loan financings were the primary source of the distributions and dividends paid during the years ended December 31, 2015 and 2014.
Off-Balance Sheet Arrangements
We have no obligations, assets, or liabilities that would be considered off-balance sheet arrangements.
Contractual Obligations
Our contractual obligations as of December 31, 2016, consisted of the following:

($ in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Credit facilities(1)	$2,365,292	$2,198,324	$166,968	$—	$—
Mortgage loans(1)	5,368,481	4,834,065	534,416	—	—
Interest rate swap(2)	88,408	14,984	35,963	35,963	1,498
Purchase commitments(3)	14,258	14,258	—	—	—
Operating lease obligations	7,234	1,875	2,632	2,488	239
Capital lease obligations	499	289	147	63	—
Total	$7,844,172	$7,063,795	$740,126	$38,514	$1,737

(1)
Includes estimated interest payments on the respective debt based on amounts outstanding as of December 31, 2016 at rates in effect as of such date. On February 6, 2017, the outstanding balances for all six credit facilities were repaid in full. Additionally, we repaid the entire balance of the IH1 2013-1 mortgage loan as well as $551.5 million on the IH1 2014-1 mortgage loan subsequent to December 31, 2016.

(2)	Net obligation calculated using rates in effect as of December 31, 2016.

(3)	Commitments to acquire 63 single-family rental homes.

Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations is based upon our combined and consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of combined and consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the combined and consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see “Notes to Combined and Consolidated Financial Statements, Note 2—Significant Accounting Policies.”
As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act.
Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. In general, acquisitions of single-family residential properties with an in-place lease are treated as a business combination under ASC 805, Business Combinations.

Substantially all of our transactions are asset acquisitions recorded at their purchase price, and the purchase price is allocated between land and building and improvements based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA fees (when applicable), and other mechanic’s and miscellaneous liens, as well as other closing costs.
Transactions determined to be business combinations are recorded at the purchase price (which approximates fair value), and the purchase price is allocated to land, building and improvements, and the in-place lease intangibles based upon their fair values at the date of acquisition. Acquisition costs are expensed in the period in which they are incurred and are reflected in other expenses in our combined and consolidated statements of operations. The fair values of acquired in-place lease intangibles are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our combined and consolidated balance sheets.
Cost Capitalization
We incur costs to acquire, stabilize and prepare our single-family residential properties to be rented. We capitalize these costs as a component of our investment in each single-family residential property, using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing our properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities, HOA fees (when applicable), and the salaries and benefits of the Manager’s employees who are directly responsible for the execution of our stabilization activities. The capitalization period associated with our stabilization activities begins at such time that activities commence and concludes at the time that a single-family residential property is available to be leased.
Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for certain furniture and fixtures additions. The determination of which costs to capitalize requires significant judgment. Accordingly, many factors are considered as part of our evaluation processes with no one factor necessarily determinative.
Provisions for Impairment
We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. Examples of such events and changes in circumstances that we consider include significant and persistent declines in an individual property’s net operating income, regional changes in home price appreciation as measured by certain independently developed indices, change in expected use of the property, significant adverse legal factors, substantive damage to the individual property as a result of natural disasters and other risks inherent in our business not covered by insurance proceeds, or a current expectation that a property will be disposed of prior to the end of its estimated useful life.
To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. Cash flow projections are prepared using internal analyses based on current rental, renewal, and occupancy rates, operating expenses, and inputs from our annual planning process that give consideration to each property’s historical results, current operating trends, and current market conditions. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. To determine the estimated fair value, we primarily consider local broker price opinions (“BPOs”). In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, Fair Value Measurements. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion.
The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative.
Revenue Recognition and Resident Receivables
Rental revenue, net of any concessions, is recognized monthly as it is earned on a straight-line basis over the term of the lease. Other property income is recognized when earned and realized or realizable.
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of residents to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, and overall delinquencies. The provision for doubtful accounts is recorded as a reduction of rental revenues and other property income in our combined and consolidated statements of operations.
Noncash Incentive Compensation Expense
We recognize noncash incentive compensation expense based on the estimated fair value of the incentive compensation units and vesting conditions of the related incentive unit agreements. IH1’s incentive units were granted to employees of the Manager, our wholly owned subsidiary. Therefore, the noncash incentive compensation expense is based on the grant-date fair value of the units and recognized in expense over the service period. Additional compensation expense is recognized if modifications to existing incentive unit agreements result in an increase in the post-modification fair value of the units that exceeds their pre-modification fair value. Because units in the IH2 Promote Partnerships (as defined in “Part III. Item 11. “Executive Compensation”), IH3, IH4, and IH5 were granted to non-employees of those respective partnerships, fair value is re-measured for unvested units at the end of each reporting period. The fair value of all incentive units is determined based on a valuation model that takes into account discounted cash flows and a market approach based on comparable companies and transactions. Noncash incentive compensation expense is presented as a component of general and administrative expense and property management expense in our combined and consolidated statements of operations.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties, including single-family homes in planned unit developments. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes net operating income as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level.
Non-GAAP Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss (computed in accordance with GAAP) before the following items: interest expense; income tax expense; and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before the following items: noncash incentive compensation expense; offering related expenses, impairment and other; acquisition costs; gain (loss) on sale of property; and interest income and other miscellaneous income and expenses. EBITDA and Adjusted EBITDA are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA and Adjusted EBITDA as measures of performance.
Our management uses EBITDA and Adjusted EBITDA in a number of ways to assess our combined and consolidated financial and operating performance, and we believe these measures are helpful to management and external users in identifying trends in our performance. EBITDA and Adjusted EBITDA help management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of capital structure on results. Accordingly, we believe these metrics measure our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.
We believe that the presentation of EBITDA and Adjusted EBITDA provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA and Adjusted EBITDA is net income or loss. EBITDA and Adjusted EBITDA are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our EBITDA and Adjusted EBITDA may not be comparable to the EBITDA and Adjusted EBITDA of other companies due to the fact that not all companies use the same definitions of EBITDA and Adjusted EBITDA. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other companies.
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Net loss	$(78,239)	$(160,208)	$(269,861)
Interest expense	286,048	273,736	235,812
Depreciation and amortization	267,681	250,239	215,808
EBITDA	475,490	363,767	181,759
Noncash incentive compensation expense(1)	10,210	27,924	24,335
Offering related expenses	12,979	—	—
Impairment and other	4,207	4,584	3,396
Acquisition costs	50	275	1,384
(Gain) loss on sale of property	(18,590)	(2,272)	235
Other(2)	1,508	2,846	607
Adjusted EBITDA	$485,854	$397,124	$211,716

(1)
For the years ended December 31, 2016, 2015, and 2014, $10,014, $23,758, and $19,318 was recorded in general and administrative expense, respectively, and $196, $4,166, and $5,017 was recorded in property management expense, respectively.

(2)	Includes interest income and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs and marketing). NOI excludes: interest expense; depreciation and amortization; general and administrative expense; property management expense; impairment and other; acquisition costs; (gain) loss on sale of property; and interest income and other miscellaneous income and expenses.
We consider NOI to be a meaningful supplemental financial measure of our performance when considered with the financial statements determined in accordance with GAAP. We believe NOI is helpful to investors in understanding the core performance of our real estate operations. The GAAP measure most directly comparable to NOI is net income or loss. NOI is not used as a measure of liquidity and should not be considered as an alternative to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our NOI may not be comparable to the NOI of other companies due to the fact that not all companies use the same definition of NOI. Accordingly, there can be no assurance that our basis for computing this non-GAAP measure is comparable with that of other companies.
We believe that Same Store NOI is also a meaningful supplemental measure of our operating performance for the same reasons as NOI and is further helpful to investors as it provides a more consistent measurement of our performance across reporting periods by reflecting NOI for homes in our Same Store portfolio.
The following table presents a reconciliation of net loss to NOI for our total portfolio and NOI for our Same Store portfolio as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Net loss	$(78,239)	$(160,208)	$(269,861)
Interest expense	286,048	273,736	235,812
Depreciation and amortization	267,681	250,239	215,808
General and administrative(1)	69,102	79,428	88,177
Property management expense(2)	30,493	39,459	62,506
Impairment and other	4,207	4,584	3,396
Acquisition costs	50	275	1,384
(Gain) loss on sale of property	(18,590)	(2,272)	235
Other(3)	1,508	2,846	607
NOI (total portfolio)	562,260	488,087	338,064
Non-Same Store NOI	(125,132)	(83,515)	(157,127)
NOI (Same Store portfolio)(4)	$437,128	$404,572	$180,937

(1)	Includes $10,014, $23,758, and $19,318 of noncash incentive compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)	Includes $196, $4,166, and $5,017 of noncash incentive compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively.

(3)	Includes interest income and other miscellaneous income and expenses.

(4)
Same Store (consisting of homes which had commenced their initial post-renovation lease prior to October 3rd of the year prior to the first year of the comparison period) homes are 36,469 for the years ended December 31, 2016 and 2015 and 18,762 for the year ended December 31, 2014.

Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
FFO, Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization and impairment of real estate assets, and adjustments for unconsolidated partnerships and joint ventures.
We believe that FFO is a meaningful supplemental measure of the operating performance of our business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure as it excludes historical cost depreciation and amortization, impairment on depreciated real estate investments, as well as gains or losses related to sales of previously depreciated homes, from GAAP net income or loss. By excluding depreciation and amortization and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in homes. However, FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially affect our results from operations, the utility of FFO as a measure of our performance is limited.
Management also believes that FFO, combined with the required GAAP presentations, is useful to investors in providing more meaningful comparisons of the operating performance of a company’s real estate between periods or as compared to other companies. The GAAP measure most directly comparable to FFO is net income or loss. FFO is not used as a measure of our liquidity and should not be considered an alternative to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our FFO may not be comparable to the FFO of other companies due to the fact that not all companies use the same definition of FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for noncash interest expense related to amortization of deferred financing costs and discounts related to our financing arrangements, noncash interest expense for derivatives, noncash incentive compensation expense, offering related expenses, severance expenses, casualty losses, net, and acquisition costs, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value of and maintain functionality of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net loss to FFO, Core FFO, and Adjusted FFO as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2016	2015	2014
Net loss	$(78,239)	$(160,208)	$(269,861)
Add (deduct) adjustments from net loss to derive FFO:
Depreciation and amortization on real estate assets	263,093	245,666	212,434
Impairment on depreciated real estate investments	2,282	1,448	423
(Gain) loss on sale of previously depreciated investments in real estate	(18,590)	(2,272)	235
FFO	168,546	84,634	(56,769)
Noncash interest expense related to amortization of deferred financing costs, mortgage loan discounts and noncash interest expense from derivatives	59,402	69,849	64,566
Noncash incentive compensation expense(1)	10,210	27,924	24,335
Offering related expenses	12,979	—	—
Severance expense	2,363	7,547	15,558
Casualty losses, net	1,925	3,136	2,973
Acquisition costs	50	275	1,384
Core FFO	255,475	193,365	52,047
Recurring capital expenditures	(47,877)	(49,773)	(56,952)
Adjusted FFO	$207,598	$143,592	$(4,905)

(1)
For the years ended December 31, 2016, 2015, and 2014, $10,014, $23,758, and $19,318 was recorded in general and administrative expense, respectively, and $196, $4,166, and $5,017 was recorded in property management expense, respectively.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in interest rates, seasonality, market prices, commodity prices, and inflation. The primary market risks to which we are exposed are interest rate risk and seasonality. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We may enter into such contracts only with major financial institutions based on their credit ratings and other factors.
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our credit facilities. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

As of December 31, 2016 and 2015, the total outstanding balance of our variable-rate debt was comprised of borrowings on our credit facilities of $2,321.6 and $2,355.9 million, respectively, our mortgage loans of $5,264.0 and $5,305.9 million, respectively, and our warehouse loans from our Sponsor of $0.0 million and $114.0 million, respectively. Total outstanding variable-rate debt decreased 2.4% from December 31, 2015 to December 31, 2016. All borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing variable rate debt, the following table illustrates the projected effect of a 100 basis point increase or decrease in the LIBOR rate on our annual interest expense as of December 31, 2016 and 2015:

	Change in Interest Expense(1)
Impact to future earnings due to variable rate debt ($ in thousands):	As of December 31, 2016	As of December 31, 2015
Rate increase of 1%(2)	$75,856	$77,759
Rate decrease of 1%(3)	$(52,323)	$(28,473)

(1)	The impact of the interest rate swap agreements that were in place as of December 31, 2016 is not factored into the above table as the forward looking swaps do not begin until February 28, 2017.

(2)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase considers the potential impact of our interest rate cap agreements as of December 31, 2016.

(3)
Calculation of projected decrease in annual interest expense as a result of a 100 basis point decrease is reflective of any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.

This analysis does not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, we may consider taking actions to further mitigate our exposure to the change. However, because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in our capital structure.
Seasonality
Our business and related operating results have been, and we believe that they will continue to be, impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of resident move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets by increases in expenses such as HVAC repairs, costs to re-resident, and landscaping expenses during the summer season.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included as a separate section in this Annual Report on Form 10-K. See Part IV. Item15. “Exhibits and Financial Statement Schedules," which is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management's Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.
Attestation of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies and companies that qualify as an "emerging growth company" under the Jobs Act.
Changes in Internal Control
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
2016 Annual Cash Incentive Compensation
On January 6, 2017, we filed with the SEC a Registration Statement on Form S-11 (File No. 333-215452), which was subsequently amended (as amended, the “Registration Statement”). Pursuant to Instruction 1 to Item 402(c)(2)(iv) of Regulation S-K, we omitted from the Summary Compensation Table included in the Registration Statement annual cash incentive compensation earned by and payable to our named executive officers for their fiscal 2016 service, because such compensation had not been determined and was not determinable at the time the Registration Statement was filed.
On March 29, 2017, the compensation committee certified performance under, and approved the amounts of the cash awards payable to our named executive officers pursuant to, our previously disclosed 2016 annual cash incentive compensation plan (the “2016 AIP”). In addition, the compensation committee also determined to award our named executive officers an additional cash bonus in recognition of their efforts during 2016 leading up to our IPO. Pursuant to Instruction 1 to Item 402(c)(2)(iv) of Regulation S-K, and in lieu of filing an 8-K Item 5.02(f), we are reporting in this Annual Report on Form 10-K the amount of such annual cash incentive compensation earned by our named executive officers in respect of their 2016 service and have updated the information reported in the Summary Compensation Table and narrative thereto in Part III. Item 11. “Executive Compensation.” Amounts earned under the 2016 AIP and amounts awarded as discretionary bonuses are reflected, respectively, under the “Non-Equity Incentive Plan Compensation” and “Bonus” columns of the Summary Compensation Table, and details about the actual achievement under the 2016 AIP are included in the narrative that follows the Summary Compensation Table.
Iran Threat Reduction and Syria Human Rights Acts of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Acts of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.2 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Worldwide Limited and NCR Corporation, which may be considered our affiliates.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the names, ages and positions of our directors and officers as of March 30, 2017.

Name	Age	Position(s)
John B. Bartling Jr.	59	President, Chief Executive Officer and Director
Bryce Blair	58	Executive Chairman and Director
Nicholas C. Gould	58	Vice Chairman and Director
Kenneth A. Caplan	43	Director
Jonathan D. Gray	47	Director
Robert G. Harper	38	Director
John B. Rhea	51	Director
David A. Roth	50	Director
John G. Schreiber	70	Director
Janice L. Sears	56	Director
William J. Stein	54	Director
Ernest M. Freedman	46	Executive Vice President and Chief Financial Officer
G. Irwin Gordon	66	Executive Vice President and Chief Revenue Officer
Bruce A. Lavine	61	Executive Vice President, Operations and Chief Operations Officer
Mark A. Solls	60	Executive Vice President and Chief Legal Officer
Dallas B. Tanner	36	Executive Vice President and Chief Investment Officer
John B. Bartling Jr. has served as our President and Chief Executive Officer and on the boards of directors of the IH Holding Entities since November 2014 and on the board of directors of Invitation Homes Inc. since its formation. Prior to joining Invitation Homes, Mr. Bartling served as Senior Partner and as a member of the Management Committee of Ares Management LLC (“Ares”), a global alternative asset and private equity manager from September 2010 to October 2014. Prior to his role with Ares, Mr. Bartling was the Managing Partner of AllBridge Investments, LLC (“AllBridge”), a portfolio company of Ares Capital Corporation, owner of WMC Management Company, LLC (“WMC”), a privately held real estate operating company, and President and CEO of Walden Residential. Prior to WMC, Mr. Bartling served as President and CEO of Lexford Residential Trust, Inc. (“Lexford”), a publicly-held multifamily REIT and, before Lexford, Mr. Bartling served as Director of the Real Estate Products Group of Credit Suisse First Boston. Prior to Credit Suisse First Boston, Mr. Bartling served as an Executive Vice President of NHP Incorporated and also held positions at Trammell Crow Residential and Mellon Bank, NA. Mr. Bartling is the current President of the National Rental Home Council (the “NRHC”) and former Finance Chair of the National Multi Housing Council (NMHC). He served on the Board of Governors of Commercial Real Estate (CRE) Finance Council, and has served as a director for Lexford, Walden Residential, Arnold Palmer Golf Management (APGM), as well as the Chairman of the Board of Ares Commercial Real Estate. Mr. Bartling has also served on philanthropic boards, including the Children’s Hospital Research for Ohio State University, and the Harvard Joint Center for Housing Studies: Leadership Forum on Pension Fund and Endowment Investments in Domestic Emerging Markets.
Bryce Blair has served on the boards of directors of IH Holding Entities since September 2013 and as Executive Chairman thereof since November 2014, and joined the board of directors of Invitation Homes Inc. in January 2017. Mr. Blair also serves on the board of Pulte Homes, one of the largest home builders in the U.S., where he chairs the Finance and Investment Committee. Additionally, he serves on the board of Regency Centers, one of the largest owners of shopping centers in the U.S., where he chairs the Nominating and Governance Committee. Mr. Blair also serves on the Advisory Board of the MIT Center for Real Estate, the Advisory Board of the Boston College Center for Real Estate and Urban Action and the Advisory Board of Home Start, a non-profit focused on ending homelessness in the greater Boston area. Mr. Blair is the former Chairman and CEO of AvalonBay Communities, a REIT focused on the development, acquisition and management of multifamily apartments throughout the United States, where he served as Chief Executive Officer from 2001 to 2012 and

Chairman from 2002 through 2013. Prior to his role as Chief Executive Officer and Chairman, he had previously served as President, Chief Operating Officer, Chief Investment Officer and Senior Vice President of Development, Acquisitions and Construction. He has overseen the development, construction, acquisition and management of over $15 billion of multifamily assets. Prior to the formation of Avalon Properties in 1993, Mr. Blair was a Partner with Trammell Crow Residential. Mr. Blair also previously served as a Senior Advisor to McKinsey and Co. and previously served as a part time faculty member at Boston College. Mr. Blair is the past chairman of NAREIT, where he also served on the Executive Committee and on the Board of Governors. He is a past member of the Urban Land Institute (ULI), where he served as a Trustee and was past chairman of the Multi-Family Council. Mr. Blair is a past member of the Young Presidents Organization (YPO) and a former member of the World Presidents Organization (WPO).
Nicholas C. Gould has served on the boards of directors of IH Holding Entities since October 2012 and joined the board of directors of Invitation Homes Inc. as Vice Chairman and Director in January 2017. Mr. Gould was a founding member of our business. He served as Chief Executive Officer of Invitation Homes from October 2012 to November 2014. Mr. Gould has over thirty years’ experience in residential real estate investment in both the United States and United Kingdom, building and investing in large institutional platforms. For over twenty years he has been the owner and executive chairman of Regis Group Plc, one of the largest private owners of residential freehold properties in the United Kingdom. He served as founder and joint chairman of Riverstone Residential Group from June 2006 to May 2014, growing it to the second largest third party multifamily manager in the United States, with over 170,000 units under management. In May 2014 he led its successful merger with Greystar, creating the largest third party multifamily manager in the United States. He is and remains the founder of R4 Capital, a major LIHTC (Low Income Housing Tax-Credit) syndication business headquartered in New York, which has deployed over $1 billion of equity since its launch. Mr. Gould is also the Chairman and founder of B2R Finance, a Blackstone-owned business that provides real estate loans for investors in the United States.
Kenneth A. Caplan joined our board of directors in January 2017. Mr. Caplan joined The Blackstone Group in 1997 and is a Senior Managing Director and Global Chief Investment Officer of Blackstone’s Real Estate Group. Previously, Mr. Caplan served as the Head of Real Estate Europe at Blackstone. Before joining Blackstone, Mr. Caplan worked for Lazard Frères & Co. Mr. Caplan currently serves as a Director for Hilton Grand Vacations Inc. and on the Board of Trustees of Prep for Prep.
Jonathan D. Gray has served on the boards of directors of IH Holding Entities since October 2012 and joined the board of directors of Invitation Homes Inc. in January 2017. Mr. Gray has served as global head of real estate for Blackstone since January 2012 and a member of the board of directors of Blackstone since February 2012. He also sits on Blackstone’s management committee. Prior to being named global head of real estate at Blackstone, Mr. Gray served as a senior managing director and co-head of real estate from January 2005 to December 2011. Since joining Blackstone in 1992, Mr. Gray has helped build the largest private equity real estate platform in the world with $102 billion in investor capital under management as of December 31, 2016. He currently serves as chairman of the board and director of Hilton Worldwide Holdings Inc. and as a director of Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), where he serves on the audit committee, Trinity School and is Chairman of the Board of Harlem Village Academies. He previously served as a board member of Brixmor Property Group Inc. and La Quinta Holdings Inc. Mr. Gray and his wife, Mindy, have established the Basser Research Center at the University of Pennsylvania School of Medicine, which focuses on the prevention and treatment of certain genetically caused breast and ovarian cancers.
Robert G. Harper joined our board of directors in January 2017. Mr. Harper currently serves as the head of U.S. asset management for the Blackstone real estate group. Since joining Blackstone in 2002, Mr. Harper has been involved in analyzing Blackstone’s real estate equity and debt investments in all property types. Mr. Harper has previously worked for Blackstone in Los Angeles and London, where he served as Head of Europe for the Blackstone Real Estate Debt Strategies business. Mr. Harper also currently serves as a director of ESH Hospitality, Inc., where he serves on the compensation committee, and as a director of Park Hotels & Resorts Inc. following its spin-off from Hilton Worldwide Holdings Inc. Prior to joining Blackstone, Mr. Harper worked for Morgan Stanley’s real estate private equity group in Los Angeles and San Francisco.
John B. Rhea has served on the boards of directors of IH Holding Entities since October 2015 and joined the board of directors of Invitation Homes Inc. in January 2017. Mr. Rhea is Managing Partner of RHEAL Capital Management, LLC, a real estate development and investment firm he founded in March 2014, specializing in multifamily rental housing and mixed-use projects. Mr. Rhea has served as a Senior Advisor to The Boston Consulting Group, a worldwide management consulting firm, since July 2014. From May 2009 to January 2014, Mr. Rhea was a senior appointee of Michael R.

Bloomberg, Mayor of the City of New York, where he served as Chairman and Chief Executive Officer of the New York City Housing Authority. Prior to the Bloomberg Administration, Mr. Rhea was Managing Director and Co-Head of Consumer and Retail investment banking at Barclays Capital (and its predecessor firm Lehman Brothers) from May 2005 to April 2009. Previously, Mr. Rhea served as Managing Director at JPMorgan Chase & Co. from May 1997 to April 2005. Earlier in his career, Mr. Rhea worked at PepsiCo, Inc. and The Boston Consulting Group. Mr. Rhea has served on and chaired several non-profit boards and is currently a director of Red Cross Greater New York and University of Detroit Jesuit High School.
David A. Roth has served on the boards of directors of IH Holding Entities since October 2012 and joined the board of directors of Invitation Homes Inc. in January 2017. Mr. Roth currently serves as senior managing director of Blackstone’s real estate group. Since joining Blackstone in 2006, Mr. Roth has been involved in sourcing and analyzing Blackstone’s real estate investments in several markets and types of property. Before joining Blackstone, Mr. Roth was a principal in the acquisitions group at Walton Street Capital, where he was involved in numerous real estate transactions. Mr. Roth is also a Certified Financial Analyst Charterholder.
John G. Schreiber has served on the boards of directors of IH Holding Entities since October 2012 and joined the board of directors of Invitation Homes Inc. in January 2017. Mr. Schreiber is the President of Centaur Capital Partners, his family investment office. Mr. Schreiber was a Partner and Co-Founder of Blackstone Real Estate Advisors (“BREA”) from 1992 until his retirement in 2015. Prior to his retirement, Mr. Schreiber oversaw all Blackstone real estate investments for 23 years as Co-Chairman of the BREA Investment Committee, during which time Blackstone invested over $75 billion of equity in a wide variety of real estate transactions. Previously, Mr. Schreiber served as Chairman and CEO of JMB Urban Development Co. and Executive Vice President of JMB Realty Corp. During his twenty-year career at JMB, Mr. Schreiber was responsible for over $10 billion of firm and client real estate investments and had overall responsibility for the firm’s shopping center development activities. Mr. Schreiber is a past board member of Urban Shopping Centers, Inc., Host Hotels & Resorts, Inc., The Rouse Company, AMLI Residential Properties Trust and General Growth Properties and he currently serves on the board of JMB Realty Corp., Brixmor Property Group and Hilton Worldwide, Inc., and is currently a director/trustee of the mutual funds managed by T. Rowe Price Associates and a Trustee of Loyola University of Chicago.
Janice L. Sears joined our board of directors in January 2017. Ms. Sears serves as a Director and Audit Committee Chair of Essex Property Trust Inc., a fully integrated REIT, and as the Board Chair of The Swig Company, a corporate owner of office properties nationwide. Previously, Ms. Sears served as a Director and as the Audit Committee Chair of Biomed Realty Trust, Inc. and held the position of Managing Director, Western Region Head in the Real Estate, Gaming & Lodging Investment Banking Group at Banc of America Securities. She was concurrently the San Francisco Market President for Bank of America. Prior to 1999, Ms. Sears was Head of Client Management for Bank of America’s Commercial Real Estate Group in California, where she oversaw client relationships with REITs, homebuilders and opportunity funds. Prior to 1988, Ms. Sears was a Real Estate Economist at both Chemical Bank and Citicorp in New York. Her professional activities have included NAREIT, Urban Land Institute (ULI) and the National Association of Corporate Directors. Ms. Sears is the Past President and Past Treasurer of the San Francisco Chapter of the National Charity League and most recently sat on the boards of the San Francisco Chamber of Commerce, the San Francisco Economic Development Council and Leadership San Francisco. She acts as an advisor to the Audit Committee of the San Francisco Art Institute.
William J. Stein has served on the boards of directors of IH Holding Entities since October 2012 and joined the board of directors of Invitation Homes Inc. in January 2017. Mr. Stein has been a senior managing director of Blackstone since January 2006 and serves as global co-head of asset management in Blackstone’s real estate group. Since joining Blackstone in 1997, Mr. Stein has been involved in the direct asset management and asset management oversight of Blackstone’s global real estate assets. Mr. Stein also serves as a director of Hilton Worldwide Holdings Inc., Nevada Property 1 LLC (The Cosmopolitan of Las Vegas), where he serves on the audit committee, and Extended Stay America, Inc., where he serves on the nominating and corporate governance committee. He previously served as a board member of La Quinta Holdings Inc. and Brixmor Property Group Inc. Before joining Blackstone, Mr. Stein was a Vice President at Heitman Real Estate Advisors and JMB Realty Corp.
Ernest M. Freedman has served as our Executive President and Chief Financial Officer since October 2015. Mr. Freedman previously served as Executive Vice President and Chief Financial Officer of the Apartment Investment and Management Company, or Aimco, from 2009 to 2015. Mr. Freedman joined Aimco in 2007 as Senior Vice President of Financial Planning and Analysis and served as Senior Vice President of Finance from February 2009 to November 2009, where he was responsible for financial planning, tax, accounting and related areas. From 2004 to 2007, Mr. Freedman served as Chief Financial Officer of HEI Hotels and Resorts. From 2000 to 2004, Mr. Freedman was at GE Real Estate in a number of capacities, including operations controller and finance manager for investments and acquisitions. From 1993 to 2000, Mr. Freedman was with Ernst & Young, LLP, including one year as a senior manager in the real estate practice. Mr. Freedman is a certified public accountant.
G. Irwin Gordon has served as our Executive Vice President and Chief Revenue Officer since July 2016. Mr. Gordon commenced his Invitation Homes career as Chief Marketing Officer in December 2015. Mr. Gordon is a founder and the Managing Director of The Trion Group LLC, which has provided marketing and strategic management consulting services since 2001. Prior to joining Invitation Homes, from September 2012 to July 2015, Mr. Gordon served as the Chief Executive Officer of Landes Foods LLC, a co-pack manufacturer and distributor of tortilla and tortilla products. Prior to that, from July 2000 to August 2001 Mr. Gordon served as President and Chief Executive Officer at Gruma Corporation, the global leader in corn and flour tortilla products under the brand Mission Foods. Previously, he served as President and Chief Operating Officer of Suiza Foods (now Dean Foods) and also as Suiza Foods’ Chief Marketing officer. Earlier in his career, Mr. Gordon served as President and General Manager of several international Frito-Lay companies before becoming Senior Vice President of marketing, sales and technology for Frito-Lay. Before joining PepsiCo’s Frito-Lay, he served in various capacities at the Kellogg Company. He served on the board of Horizon Organic until it was acquired, and currently serves as a director of Heska Corporation, where he chairs the compensation committee.
Bruce A. Lavine has served as our Executive Vice President, Operations and Chief Operations Officer since February 2016. In addition to his current role, Mr. Lavine was previously a Divisional President from January 2014 to February 2016, where he directly oversaw multiple markets. Mr. Lavine comes to Invitation Homes with more than 30 years of property management experience in the multifamily industry. Prior to joining Invitation Homes, from November 1995 to September 2013, he served as Senior Vice President at Equity Residential, a real estate investment trust with a portfolio of high-quality properties in the U.S. growth markets, where he was responsible for the Northwest Region.
Mark A. Solls has served as our Executive President and Chief Legal Officer since August 2015. Mr. Solls previously served as Senior Vice President and General Counsel of DentalOne Partners, Inc., a dental service management organization, from August 2012 to July 2015. From April 2011 to July 2012, Mr. Solls served as a Legal Consultant to Susan G. Komen for the Cure Breast Cancer Foundation. Mr. Solls served as Executive Vice President and General Counsel of Concentra Inc., a healthcare management company, from August 2006 to January 2011. From September 2002 to May 2006, Mr. Solls served as Executive Vice President and General Counsel for Wyndham International, Inc., a leading hotel company. From 1998 to 2002, Mr. Solls served as Vice President and General Counsel of DalTile International Inc., a leading manufacturer and distributor of ceramic tile.
Dallas B. Tanner was a founding member of our business and has served as our Executive Vice President and Chief Investment Officer and on our board of directors since April 2012. Mr. Tanner stepped down from our board of directors following completion of the IPO. He has over 15 years of real estate experience through the establishment of numerous real estate platforms prior to Invitation Homes. In 2005, he founded Treehouse Group, for which he privately sourced funds for platform investments, including single-family homes, multifamily properties, manufactured housing, residential land, bridge financing and property management. In addition, Mr. Tanner was a partner in a successful acquisition of First Scottsdale Bank of Arizona. He continues to serve on the board of Treehouse Group’s Pathfinder Ventures, a Southwest-focused commercial real estate fund established in 2011. Mr. Tanner served on the Maricopa County Flood Control board in Phoenix, Arizona and on the advisory board of First Scottsdale Bank. He is actively involved in American Indian Services and served as a missionary in the Netherlands and Belgium.
Controlled Company Exception
As of the date of this Annual Report on Form 10-K, affiliates of our Sponsor who are party to the stockholders agreement beneficially owned shares representing more than 50% of the voting power of our shares eligible to vote in the election of directors. As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of our board of directors consist of independent directors, (2) that our board of directors have a compensation committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that our board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. In the event that we cease to be a “controlled company” and our shares of common stock continue to be listed on the NYSE, we will be required to comply with these provisions within the applicable transition periods.
Our Corporate Governance
We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance include:

•
our Sponsor has advised us that, when it ceases to own a majority of the shares of common stock of Invitation Homes Inc. entitled to vote generally in the election of our directors, it will ensure that Blackstone employees will no longer constitute a majority of our board of directors;

•
our board of directors is not classified and each of our directors is subject to re-election annually, and we cannot classify our board of directors in the future without the approval of the stockholders of Invitation Homes Inc.;

•
we have a fully independent audit committee and independent director representation on our compensation and nominating and governance committees, and our independent directors meet regularly in executive sessions without the presence of our corporate officers or non-independent directors;

•	two of our directors, Mr. John B. Rhea and Ms. Janice L. Sears, qualify as “audit committee financial experts” as defined by the SEC;

•	we have opted out of the Maryland business combination and control share acquisition statutes and cannot opt in without stockholder approval; and

•	we do not have a stockholder rights plan, and we will not adopt a stockholder rights plan in the future without stockholder approval.
Composition of the Board of Directors
Our charter and bylaws provide that our board of directors consists of such number of directors as may from time to time be fixed by our board of directors, but may not be more than 15 or fewer than the minimum number permitted by Maryland law, which is one. So long as our pre-IPO owners and their affiliates together continue to beneficially own at least 5% of the shares of our common stock entitled to vote generally in the election of directors, we will agree to nominate individuals designated by our Sponsor for election as our directors as specified in our stockholders agreement and our Sponsor must consent to any change to the number of our directors. Each director will serve until our next annual meeting of stockholders and until his or her successor is duly elected and qualifies or until the director’s earlier death, resignation or removal.
Our board of directors has affirmatively determined that each of Messrs. Rhea and Schreiber and Ms. Sears is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our board also has determined that each of Messrs. Rhea and Schreiber and Ms. Sears is “independent” for purposes of Section 10A(m)(3) of the Exchange Act.
Background and Experience of Directors
When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the members of our board of directors considered the following important characteristics, among others:

•
Mr. Bartling—our board of directors considered Mr. Bartling’s extensive familiarity with our business and portfolio and his thorough knowledge of our industry as a result of his over 30 years of experience in the real estate sector, serving in various senior and executive capabilities, including his role as President of the NRHC and his public company experience at Ares and Lexford.

•
Mr. Blair—our board of directors considered Mr. Blair’s experience in real estate development and investment, including his having spent over 10 years as chairman and chief executive officer of a public real estate investment trust, experience managing day to day operations and preparation and review of complex financial reporting statements as chief executive officer of AvalonBay Communities, Inc., his experience as the Chairman of NAREIT and his prior director positions.

•
Mr. Gould—our board of directors considered Mr. Gould’s extensive familiarity with our portfolio and business as one of its founding members and his thorough knowledge of our industry as a result of his over 30 years of experience in the real estate sector, serving in various senior and executive capabilities.

•
Mr. Caplan—our board of directors considered Mr. Caplan’s affiliation with Blackstone, experience as the Global Chief Investment Officer of Blackstone’s Real Estate Group and in working with companies controlled by private equity sponsors, particularly in the real estate industry, and global work experience and perspective.

•
Mr. Gray—our board of directors considered Mr. Gray’s affiliation with Blackstone, significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, experience in working with the management of various other companies owned by Blackstone’s funds, and experience with real estate investing and extensive financial background.

•
Mr. Harper—our board of directors considered Mr. Harper’s affiliation with Blackstone, significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, experience with real estate investing and extensive financial background.

•
Mr. Rhea—our board of directors considered Mr. Rhea’s significant experience in our industry, including in development and regulation and his prior senior positions at real estate companies and regulatory bodies, including as Chairman and CEO of the New York City Housing Authority, and other companies.

•
Mr. Roth—our board of directors considered Mr. Roth’s affiliation with Blackstone, significant experience in working with companies controlled by private equity sponsors, particularly in the real estate and hospitality industry, experience in working with the management of various other companies owned by Blackstone’s funds, and experience with real estate investing and extensive financial background.

•
Mr. Schreiber—our board of directors considered Mr. Schreiber’s past affiliation with Blackstone, significant experience in working with companies controlled by private equity sponsors, particularly in the real estate industry, experience in working with the management of various other companies owned by Blackstone’s funds, experience with real estate investing and extensive financial background.

•
Ms. Sears—our board of directors considered Ms. Sears’ knowledge of capital markets and accounting methods and principles, as well as her extensive financial background and experience working in the commercial real estate and REIT industry.

•
Mr. Stein—our board of directors considered Mr. Stein’s tenure with Blackstone involving the direct asset management and asset management oversight of Blackstone’s global real estate assets, extensive financial background and experience as an asset manager focusing on real estate investments.

Committees of the Board of Directors
Our board of directors has established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Investment and Finance Committee.
Each of the standing committees of the board of directors discussed below operate under written charters, which are available on our website at www.invitationhomes.com under About Us: Investors: Corporate Governance: Governance Documents. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.
Audit Committee
Our Audit Committee consists of Messrs. Rhea and Schreiber and Ms. Sears. The board has affirmatively determined that each of the members of the audit committee is “financially literate” within the meaning of the NYSE corporate governance standards. In addition, the board has determined that each of Mr. Rhea and Ms. Sears qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations. Audit Committee is responsible for, among other things, assisting our board of directors in overseeing and monitoring (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the selection of our independent registered public accounting firm, (4) the independent registered public accounting firm’s qualifications and independence and (5) the performance of the independent registered public accounting firm.
Compensation Committee
Our Compensation Committee consists of Messrs. Blair, Harper, Rhea and Stein. The Compensation Committee is responsible for, among other things, approving, administering and interpreting our compensation and benefit policies, including our executive officer incentive programs. In addition, it is responsible for reviewing and making recommendations to our board of directors aimed to ensure that our compensation and benefit policies are consistent with our compensation philosophy and for establishing compensation of our executive officers.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Messrs. Blair, Gould, Harper and Stein and Ms. Sears. The Nominating and Corporate Governance Committee is responsible for, among other things, overseeing our governance policies, nominating directors (other than Sponsor Directors) for election by stockholders, recommending committee chairpersons and, in consultation with the committee chairpersons, recommending directors for membership on the committees of the board. In addition, the Nominating and Corporate Governance Committee assists our board of directors with the development of our Corporate Governance Guidelines.
Investment and Finance Committee
Our Investment and Finance Committee consists of Messrs. Bartling, Blair, Gould, Caplan, Roth and Schreiber. The Investment and Finance Committee is responsible for, among other things, assisting the board of directors with fulfilling its oversight responsibilities with respect to: investments in real estate assets proposed by our management; the performance of our assets; our capital raising and other financing activities; and periodic review of our investment policies and procedures.
Code of Business Conduct and Ethics
We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions and is posted on our website at www.invitationhomes.com under About Us: Investors: Corporate Governance: Governance Documents. Our Code of Conduct sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws, use of our assets and business conduct and fair dealing. Our Code of Conduct is a “code of ethics,” as defined by Item 406 of Regulation S-K promulgated by the SEC. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Form 8-K. The information contained on, or accessible from, our website is not part of this Annual Report on Form 10-K by reference or otherwise.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires a company’s executive officers, directors, principal accounting officer and persons who beneficially own more than 10% of the company’s common stock (the “Reporting Persons”), to file with the SEC and the NYSE initial reports of ownership and reports of changes in beneficial ownership. Such Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
Due to the timing of our IPO and when the Reporting Persons became subject to the reporting requirements of Section 16(a) in February 2017, none of the Reporting Persons was subject to Section 16(a) during the year ended December 31, 2016.

Item 11. Executive Compensation.
Executive Compensation
Introduction
This section provides an overview of the compensation for our principal executive officer and the two other most highly compensated persons serving as executive officers as of December 31, 2016. We refer to these individuals as our named executive officers (our “NEOs”) for fiscal 2016. These NEOs included: John B. Bartling Jr., President and Chief Executive Officer; Ernest M. Freedman, Executive Vice President and Chief Financial Officer; and Dallas B. Tanner, Executive Vice President and Chief Investment Officer.
Summary Compensation Table
The following table sets forth all compensation paid to or accrued by our NEOs for services rendered to us during the fiscal year presented. Based on the compensation he earned during 2015 following his commencement of service with the Company in October 2015, Mr. Freedman was not an NEO for fiscal 2015 and, accordingly, his compensation for that period is not included in the table below.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Option		Non-Equity Incentive Plan Compensation ($)(4)	Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
				Awards ($)(3)	Awards ($)
John B. Bartling Jr. (President and Chief Executive Officer)	2016	$875,000	$30,188	$795,414	—	$779,489	—	$10,600	$2,490,691
	2015	$875,000	$17,500	$4,235,336	—	$857,500	—	$9,865	$5,995,201
Ernest M. Freedman (Executive Vice President and Chief Financial Officer)	2016	$558,846	$28,920	$906,453	—	$809,383	—	$160,749	$2,464,351
Dallas B. Tanner (Executive Vice President and Chief Investment Officer)	2016	$450,000	$450,000	$563,419	—	$585,047	—	$47,833	$2,096,299
	2015	$387,156	$147,941	$3,970,869	—	$302,059	—	$54,248	$4,862,273

(1)	Represents the salary earned during the fiscal year presented. Effective June 1, 2016, Mr. Freedman’s salary was increased from $500,000 to $600,000.

(2)	For 2016, amounts reported represents discretionary cash bonuses awarded to Messrs. Bartling, Freedman, and Tanner in respect of their 2016 service and efforts leading up to the IPO, as applicable.

(3)
Incentive Units (as defined below) granted in the Promote Partnerships (as defined below) included time-vesting units and exit-vesting units. See “—Narrative to Summary Compensation Table—Long-Term Incentive Compensation.”

Incentive Units in IH1 were granted to employees of a subsidiary of IH1 and, as such, the grant date fair value of the Incentive Units in IH1 was calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC Topic 718”), using the assumptions discussed in Note 10 to the combined and consolidated financial statements included in this Annual Report on Form 10-K. The grant date fair value of the exit-vesting portion of the Incentive Units granted in IH1 was computed based upon the probable outcome of the performance conditions as of the grant date in accordance with FASB ASC Topic 718. Achievement of the performance conditions for these Incentive Units was not deemed probable on the grant date and, accordingly, no value is included in the table for this portion of the awards pursuant to the SEC’s disclosure rules. Assuming achievement of the performance conditions, the grant date fair value of the exit-vesting Incentive Units in IH1 granted in 2016 would have been $26,227 for Mr. Freedman (the only NEO who was granted exit-vesting Incentive Units in IH1 in 2016).

Incentive Units in the IH2 Promote Partnerships, IH3, IH4 and IH5 (each as defined below) were granted to non-employees of the issuing entities and, as such, the grant date fair value of the Incentive Units in the IH2 Promote

Partnerships, IH3, IH4 and IH5 (measured as of the initial grant date and reported in the table above) was calculated in accordance with FASB ASC 505, Equity (“ASC Topic 505”), using the assumptions discussed in Note 10 to the combined and consolidated financial statements included in this Annual Report on Form 10-K. The grant date fair value of the exit-vesting portion of the Incentive Units granted in the IH2 Promote Partnerships, IH3, IH4 and IH5 was computed based upon the probable outcome of the performance conditions as of the grant date. Achievement of the performance conditions for these Incentive Units was not deemed probable on the grant date and, accordingly, no value is included in the table for this portion of the awards pursuant to the SEC’s disclosure rules. Assuming achievement of the performance conditions, the initial grant date fair value of the exit-vesting Incentive Units in the IH2 Promote Partnerships, IH3 and IH4 granted in 2016 would have been $100,959 for Mr. Freedman, and the initial grant date fair value of the exit-vesting Incentive Units in IH5 granted in 2016 would have been $198,854 for Mr. Bartling and $99,427 for Mr. Freedman. All of Mr. Tanner’s Incentive Units granted in 2016 are time-vesting.

As described under “—Narrative to Summary Compensation Table—Long-Term Incentive Compensation,” in connection with the IPO, in December 2016, we waived the vesting conditions of all of Mr. Tanner’s unvested Incentive Units whereby all of such Incentive Units were immediately vested. There was no incremental fair value calculated in accordance with FASB ASC Topic 718 and FASB ASC Topic 505, as applicable, in connection with this waiver and accelerated vesting.

(4)	Represents the annual cash incentive awards earned under the 2016 AIP.

(5)	We have no nonqualified defined contribution or other nonqualified deferred compensation plans for our executive officers.

(6)
All Other Compensation for 2016 represents: for Mr. Bartling, the Company’s 401(k) matching contribution; for Mr. Freedman, the Company’s 401(k) matching contribution and reimbursement for costs incurred in connection with his relocation to Company headquarters in Dallas, Texas; and for Mr. Tanner, the Company’s 401(k) matching contribution and reimbursement for costs incurred in connection with his relocation to Company headquarters in Dallas, Texas.

Narrative to Summary Compensation Table
Employment Agreements
Each of Messrs. Bartling, Freedman and Tanner has entered into an employment agreement, setting forth elements of the executive’s terms of employment and compensation. The material provisions of these agreements are described below.
Mr. Bartling’s Employment Agreement. Mr. Bartling is party to an employment agreement, dated November 25, 2014, pursuant to which he serves as our President and Chief Executive Officer and, at the request of our board of directors, a member of the board for which he receives no additional compensation. The employment agreement has an initial term that ends on November 25, 2017 and extends automatically for one-year periods unless we or Mr. Bartling elects not to extend the term. The employment agreement also provides that Mr. Bartling is eligible to receive (1) a minimum base salary of $875,000, subject to periodic increases as determined by our board of directors and (2) an annual bonus award equal to 75% of his base salary if minimum performance objectives are achieved, 100% of his base salary if target performance objectives are achieved and up to a maximum of 125% of his base salary for top performance. Mr. Bartling is also entitled to participate in all Company employee benefit plans on the same basis as those made available to our other senior executives and was entitled to equity incentive awards in IH1, the IH2 Promote Partnerships, IH3, IH4 and IH5 on terms substantially similar to our other senior executives. Mr. Bartling’s employment agreement provides for severance benefits in connection with qualifying events of termination, which benefits are contingent upon Mr. Bartling’s execution of a general release of claims and compliance with specified post-termination restrictive covenants, as further described under “—Termination and Change in Control Provisions.”
Mr. Freedman’s Employment Agreement. Mr. Freedman is party to an employment agreement, dated September 4, 2015, pursuant to which he serves as Executive Vice President and Chief Financial Officer. The employment agreement has an initial term that ends on September 4, 2018 and extends automatically for one-year periods unless we or Mr. Freedman elects not to extend the term. The employment agreement also provides that Mr. Freedman is eligible to receive (1) a minimum base salary of $500,000, subject to periodic increases as determined by our board of directors and (2) an annual bonus award equal to 150% of his base salary if target performance objectives are achieved and no annual bonus award if minimum performance objectives are not achieved. Mr. Freedman is also entitled to participate in all Company employee benefit plans on the same basis as those made available to our other senior executives. The employment agreement provides that Mr. Freedman be granted equity interests in the Promote Partnerships on terms substantially similar to our other senior executives, with the intention that the Incentive Units granted to Mr. Freedman have an aggregate target exit value of $5 million. Mr. Freedman’s employment agreement further provides for reimbursement of reasonable costs incurred in connection with his relocation to Dallas, Texas, including reimbursement of purchase costs for a primary residence in Dallas in an amount equal to up to 3% of the purchase price and reimbursement of closing costs in connection with the sale of his existing residence in an amount equal to up to 6% of the sales price. Mr. Freedman’s employment agreement provides for severance benefits in connection with qualifying events of termination, which benefits are contingent upon Mr. Freedman’s execution of a general release of claims and compliance with specified post-termination restrictive covenants, as further described under “—Termination and Change in Control Provisions.”
Mr. Tanner’s Employment Agreement. Mr. Tanner is party to an employment agreement, dated November 9, 2015, pursuant to which he serves as our Executive Vice President and Chief Investment Officer and as a member on our board of directors. The employment agreement has an initial term that ends on November 9, 2018 and extends automatically for one-year periods unless we or Mr. Tanner elects not to extend the term. The employment agreement also provides that Mr. Tanner is eligible to receive (1) a minimum base salary of $450,000, subject to increase but not decrease, as determined by our board of directors and (2) an annual bonus award equal to 125% of his base salary if target performance objectives are achieved, with no annual bonus award if minimum performance objectives are not achieved. Mr. Tanner is also eligible to participate in our employee benefit plans on the same basis as the benefits are generally made available to our other senior executives and was entitled to a grant of 850 Incentive Units in IH5. The employment agreement modified the vesting terms of his Incentive Units to provide that all of his Incentive Units were scheduled to vest on the earlier of (1) the vesting schedule set forth in the applicable equity award agreement and (2) November 9, 2017. Mr. Tanner’s employment agreement further provides for reimbursement of reasonable costs incurred in connection with his relocation to Dallas, Texas, including reimbursement of purchases costs for a primary residence in Dallas in an amount equal to up to 3% of the purchase price. Mr. Tanner’s employment agreement provides for severance benefits in connection with a qualifying events of termination, which benefits are contingent upon Mr. Tanner’s execution of a general release of claims and compliance with specified post-termination restrictive covenants, as further described under “—Termination and Change in Control Provisions.”
Annual Cash Incentive Compensation
Our annual cash incentive compensation plan for the fiscal year ended December 31, 2016 (the “2016 AIP”) compensated and rewarded successful achievement of financial and non-financial goals aligned with the goals of the Company and incorporated a mix of operational and financial performance objectives, as well as departmental goals, corporate priorities and individual goals. The operational and financial objective components of the award opportunity consisted of: Net Operating Income Growth (defined as the percentage year-over-year change in Net Operating Income in our Same Store portfolio where Net Operating Income is defined as set forth under Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures”); EBITDA Margin (defined as EBITDA as a percentage of total revenue of our total portfolio, where EBITDA is defined as set forth under Part II. Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures” as further adjusted for impairment expense; expenses related to the IPO, and gain (loss) on the sale of property); and Net Cash Flow (defined as Net Operating Income, minus property capital expenditures, minus leasing commissions paid, plus lease cost amortization). Of Mr. Bartling’s total award opportunity under the 2016 AIP, 40% of the award was based on Net Operating Income Growth, 20% was based on EBITDA Margin, 20% was based on Net Cash Flow, 10% was based on corporate priorities and 10% was based on individual goals. Of Mr. Freedman’s total award opportunity under the 2016 AIP, 30% of the award was based on Net Operating Income Growth, 15% was based on EBITDA Margin, 15% was based on Net Cash Flow, 20% was based on departmental goals, 10% was based on corporate priorities and 10% was based on individual goals. Of Mr. Tanner’s total award opportunity under the 2016 AIP, 15% of the award was based on Net Operating Income Growth, 7.5% was based on EBITDA Margin, 7.5% was based on Net Cash Flow, 50% was based on departmental goals, 10% was based on corporate priorities and 10% was based on individual goals.
Each NEO was eligible to receive a payout under the 2016 AIP based on the level of the actual achievement of the above-described performance measures, and payouts were expressed as a percentage of the NEO’s base salary earned for 2016 (“eligible earnings”). Each NEO’s target bonus opportunity was established under the terms of his employment agreement as may have been subsequently adjusted. Accordingly, for fiscal 2016, Mr. Bartling’s target bonus opportunity was 100% of his eligible earnings, Mr. Freedman’s was 150% and Mr. Tanner’s was 125%.
At the beginning of the 2016 AIP performance period, each performance measure was assigned a scale that, based on actual achievement at the end of the performance period, yielded a bonus score. The resulting bonus score for each performance measure was then multiplied by the percentage of the total award opportunity that performance measure represented to arrive at an achievement factor. The sum of the achievement factors was then multiplied by the executive’s award opportunity payable at target to determine the payout amount such executive was entitled to receive under the 2016 AIP.
For the year ended December 31, 2016, the scale for the Net Operating Income Growth performance measure provided for a bonus score of 50% if the Net Operating Income Growth achieved was 300 basis points below the target level, a bonus score of 100% if the target level was achieved and a 150% bonus score if the Net Operating Income Growth was 300 or more basis points above the target level. The scale for the EBITDA Margin performance measure provided for a 50% bonus score if the EBITDA Margin achieved was 200 basis points below the target level, a 100% bonus score if the target level was achieved and a 150% bonus score if the EBITDA Margin achieved was 200 or more basis points above the target level. The scale for the Net Cash Flow performance measure provided for a 50% bonus score if the Net Cash Flow achieved was 4% below the target level, a 100% bonus score if the target level was achieved and a 150% bonus score if the Net Cash Flow achieved was 4% or more above the target level. Bonus scores were interpolated on a straight line basis based on actual achievement between the threshold, target and maximum levels with no payout for any performance measure that did not achieve the threshold level.
For 2016, Net Operating Income Growth achieved resulted in a 75.0% bonus score, EBITDA Margin achieved resulted in a 91.8% bonus score and Net Cash Flow achieved resulted in a 90.9% bonus score. Based on the NEO’s departmental and individual goals achieved under the 2016 AIP, the annual cash incentive awards thereunder were payable as follows (these amounts are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table):

Name	Target Award (% of Eligible Earnings)	Target Award ($ of Eligible Earnings)	Combined Achievement Factor Under the 2016 AIP (% of Target Award)	Amounts Earned Under 2016 AIP(1) ($)
John B. Bartling Jr	100%	$875,000	89.08%	$779,489
Ernest M. Freedman	150%	$838,269	96.55%	$809,383
Dallas B. Tanner	125%	$562,500	104.00%	$585,047

(1)
In addition to amounts payable under the 2016 AIP, we also determined to award each of Messrs. Bartling, Freedman and Tanner a discretionary bonus in the amount of $30,188, $28,920 and $450,000, respectively, in recognition of their efforts during 2016 leading up to our IPO. These discretionary bonuses are reported in the “Bonus” column of the Summary Compensation Table.

Long-Term Incentive Compensation
Pursuant to our long-term promoted interest incentive plan, our NEOs have been granted long-term incentive awards in the form of equity interests (the “Incentive Units”) in each of IH1, Preeminent Parent L.P. and Invitation Homes 2-A L.P. (collectively, the “IH2 Promote Partnerships”), IH3, IH4 and IH5 (collectively, the “Promote Partnerships”). These Incentive Units are intended to be treated as “profits interests” for U.S. tax purposes and have economic characteristics similar to stock appreciation rights. Therefore, the Incentive Units only have value to the extent there is an appreciation in the value of the applicable Promote Partnership from and after the applicable grant date and, as to some of the awards, the appreciation exceeds a specified threshold. Unless stated otherwise or the context otherwise requires, terms defined in this paragraph apply only to this Item 11. “Executive Compensation” section.
The Incentive Units granted to our NEOs included “time-vesting” awards subject to vesting terms based on the executive’s continued employment through the applicable vesting date, as well as “exit-vesting” awards subject to vesting terms based on the first to occur of (x) the date Blackstone ceases to be the beneficial owner of at least 15% of the outstanding equity capital of the applicable Promote Partnership (or, following the IPO, the date Blackstone and its affiliates cease to own 15% or more of our common stock) and (y) if an initial public offering has occurred, the date that is 18 months after the consummation of the initial public offering (each an “exit event”).
As to the Incentive Units granted to Mr. Bartling, 80% of such units were time-vesting and scheduled to vest in equal annual installments on each of the first four anniversaries of a specified vesting reference date, subject to his continued employment through the applicable vesting date. The remaining 20% of his Incentive Units were exit-vesting and scheduled to vest upon the occurrence of an exit event, subject to his continued employment through such date. In 2016, we agreed to modify the vesting terms of Mr. Bartling’s Incentive Units to provide that, in addition to the foregoing, all of his time-vesting Incentive Units were scheduled to vest upon the completion of a public offering (including the IPO), and all of his Incentive Units in a Promote Partnership were scheduled to vest upon a dissolution of such Promote Partnership.
As to the Incentive Units granted to Mr. Freedman, 80% of such units were time-vesting and scheduled to vest in equal annual installments on each of the first four anniversaries of a specified vesting reference date, subject to his continued employment through the applicable vesting date. The remaining 20% of his Incentive Units were exit-vesting and were scheduled to vest upon the occurrence of an exit event subject to his continued employment through such date. In addition to the foregoing, all of his time-vesting Incentive Units were scheduled to vest upon the completion of a public offering (including the IPO), and all of his Incentive Units in a Promote Partnership were scheduled to vest upon a “dissolution” (as defined in the agreement governing such Incentive Units) of such Promote Partnership, subject, in each case, to his continued employment through such date.
As to the Incentive Units initially granted to Mr. Tanner, 75% of such units were time-vesting and were scheduled to vest in equal annual installments on each of the first three anniversaries of a specified vesting reference date, subject to his continued employment through the applicable vesting date. The remaining 25% of his Incentive Units were exit-vesting and were scheduled to vest upon the occurrence of an exit event, subject to his continued employment through such date. The foregoing described vesting terms of Mr. Tanner’s Incentive Units were modified by his November 2015 employment agreement, whereby all of his unvested Incentive Units became time-vesting and were scheduled to vest on the earlier of (x) the vesting schedule set forth in the applicable Incentive Unit agreement and (y) November 9, 2017, in each case, whether or not Mr. Tanner remained employed on such date. As described below, in December 2016, we waived the vesting conditions of all of Mr. Tanner’s unvested Incentive Units whereby all of such Incentive Units were immediately vested. In addition to his Incentive Units, Mr. Tanner also purchased Class A units in the Promote Partnerships for cash and at fair value. This equity had economic characteristics similar to those of shares of common stock in a corporation and had no vesting schedule.
In January 2017, we granted management, including our NEOs, long-term incentive awards, consisting of Incentive Units in Invitation Homes 6 L.P. (“IH6”) and bonus payments (“IH6 Bonus Awards”). The Incentive Units in IH6 consisted of time-vesting units that were generally subject to vesting terms based on the executive’s continued employment through the applicable vesting date and exit-vesting units that were subject to vesting upon an exit event. The time-vesting and exit-vesting Incentive Units in IH6 awarded to Messrs. Bartling, Freedman and Tanner were subject to the same vesting and other terms as their Incentive Units in IH5, as such vesting terms for Messrs. Bartling’s and Tanner’s Incentive Units in IH5 were subsequently modified and accelerated, as applicable, and were scheduled to vest based on a vesting reference date set forth in the agreement governing such Incentive Units in IH6. Messrs. Bartling, Freedman and Tanner were awarded 1,650, 750 and 850 Incentive Units in IH6, respectively. Each of Messrs. Bartling’s and Freedman’s Incentive Units in IH6 were scheduled to vest based on a September 1, 2015 vesting reference date, and Mr. Tanner’s Incentive Units in IH6 were fully vested upon grant. The IH6 Bonus Awards consisted of a bonus award in an amount equal to $500 multiplied by the total number of Incentive Units in IH6 granted to the executive (which were, for Messrs. Bartling, Freedman and Tanner, $825,000, $375,000 and $425,000, respectively). The IH6 Bonus Awards vested upon the completion of the IPO and were settled in vested restricted stock units, with the number of restricted stock units awarded calculated by dividing the total dollar amount of the IH6 Bonus Award by $20.00, the per share price of our common stock sold to the public in the IPO. Such restricted stock units have been issued under our Omnibus Incentive Plan, and the shares underlying such restricted stock units will be delivered six months and one day after the completion of the IPO.
In January 2017, Mr. Freedman was granted additional Incentive Units in IH1, the IH2 Promote Partnerships and IH3 in order to provide Mr. Freedman with the remainder of the equity awards he was originally intended to receive. Mr. Freedman was granted 85 Incentive Units in IH1, 100 Units in the IH2 Promote Partnerships and 2.5 Incentive Units in IH3. The vesting and other terms of these Incentive Units were the same as those for his existing Incentive Units in IH1 and IH3, respectively, including the vesting reference date applicable to such Incentive Units. As a result, all Incentive Units granted to

Mr. Freedman in IH1, the IH2 Promote Partnerships and IH3 were scheduled to vest based on an October 14, 2015 vesting reference date.
In connection with the IPO we converted all of the Incentive Units held by our executive officers (other than the Incentive Units in IH1, the IH2 Promote Partnerships, IH3, IH4 and IH5 held by Mr. Tanner) into shares of our common stock. The number of shares received in this conversion was determined in a manner intended to replicate the respective economic value associated with the corresponding Incentive Units converted based on the valuation derived from the IPO price. The vesting and other terms of the shares delivered in the conversion have the same vesting and other terms (including the provisions described under “—Termination and Change in Control Provisions”) applicable to the corresponding Incentive Units converted. Accordingly, shares received in respect of vested Incentive Units are shares of vested common stock, and shares received in respect of unvested time-vesting and exit-vesting Incentive Units are shares of unvested time-vesting and exit-vesting restricted stock. As to Mr. Tanner, in December 2016, we waived the vesting conditions of all of his unvested Incentive Units whereby all of such Incentive Units were immediately vested. There was no incremental fair value calculated in accordance with FASB ASC Topic 718 and FASB ASC Topic 505, as applicable, in connection with this waiver and accelerated vesting. Mr. Tanner received in respect of his Incentive Units in IH1, the IH2 Promote Partnerships, IH3, IH4 and IH5 similar vested limited partner interests in the partnerships that hold shares of our common stock, and Mr. Tanner’s Incentive Units in IH6 were converted into shares of our common stock in the same manner as that for Incentive Units held by our other executives as described above. Individual holders of Class A units in the Promote Partnerships received shares of our common stock upon conversion of such units.
As a result of the valuation in the IPO, Messrs. Bartling and Freedman received no vested common stock in exchange for their Incentive Units, and Mr. Tanner received no vested common stock in exchange for his Incentive Units in IH6.
The following table sets forth the number and value of vested restricted stock units Messrs. Bartling, Freedman and Tanner received in respect of their IH6 Bonus Awards.

	Vested RSUs Received in Respect of IH6 Bonus Awards
Name	(#)	($)
John B. Bartling Jr.	41,250	$825,000
Ernest M. Freedman	18,750	$375,000
Dallas B. Tanner	21,250	$425,000
Retirement Benefits
We maintain a tax-qualified 401(k) plan, under which we match each employee’s contributions dollar-for-dollar up to 3% of such employee’s eligible earnings, and we match 50% on the next 2% of each employee’s eligible earnings contributed. All of our matching contributions are fully vested, and each NEO participated in the 401(k) plan in 2016.

Outstanding Equity Awards at 2016 Fiscal Year End
The following table provides information regarding outstanding equity awards held by each of our NEOs as of December 31, 2016.

Name			Stock Awards
	Grant Date	Promote Partnership	Number of Shares or Units of Stock That Have Not Vested(1)(2)(5) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(2)(4)(5) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($)
John B. Bartling Jr.	05/19/2015	IH1	92.00	$1,154,784	46.00	$577,392
	05/19/2015	IH2	28.00	$7,057	14.00	$3,528
	05/19/2015	IH3	70.00	$28,455	35.00	$14,228
	05/19/2015	IH4	660.00	$122,320	330.00	$61,160
	08/03/2016	IH5	600.00	$154,658	300.00	$77,329

Ernest M. Freedman	6/13/2016	IH1	6.00	$78,720	2.00	$26,227
	6/13/2016	IH3	58.50	$36,699	19.50	$73,226
	6/13/2016	IH4	60.00	$15,110	20.00	$27,733
	6/13/2016	IH5	300.00	$77,329	150.00	$99,427

Dallas B. Tanner	10/11/2012	IH1	—	—	—	—
	06/03/2013	IH2	—	—	—	—
	10/11/2013	IH3	—	—	—	—
	10/29/2014	IH4	—	—	—	—
	03/02/2016	IH5	—	—	—	—

(1)	Reflects the time-vesting Incentive Units in the Promote Partnerships that had not vested as of December 31, 2016. These Incentive Units were scheduled to vest as follows:

(a)
As to Mr. Bartling, 80% of his Incentive Units in IH1, the IH2 Promote Partnerships, IH3 and IH4 were scheduled to vest in four equal annual installments on each anniversary of a November 25, 2014 vesting reference date; and 80% of his Incentive Units in IH5 were scheduled to vest in four equal annual installments on each anniversary of an August 22, 2014 vesting reference date, subject, in each case, to his continued employment through the applicable vesting date. In 2016, we agreed to modify the vesting terms of Mr. Bartling’s Incentive Units to provide that, in addition to the foregoing, all of his time-vesting Incentive Units would vest upon the completion of a public offering (including the IPO), and all of his Incentive Units in a Promote Partnership would vest upon a dissolution of such Promote Partnership, subject, in each case, to his continued employment through such date.

(b)
As to Mr. Freedman, 80% of his Incentive Units in IH1, the IH2 Promote Partnerships, IH3 and IH4 were scheduled to vest in four equal annual installments on each anniversary of a October 14, 2015 vesting reference date; and 80% of his Incentive Units in IH5 were scheduled to vest in four equal annual installments on each anniversary of an August 22, 2014 vesting reference date, subject, in each case, to his continued employment through the applicable vesting date. All of Mr. Freedman’s time-vesting Incentive Units were scheduled to vest upon the completion of an initial public offering (including the IPO), and all of his Incentive Units in a Promote Partnership were scheduled to vest upon a dissolution of such Promote Partnership, subject to his continued employment through such date.

(c)
As described under “—Narrative to Summary Compensation Table—Long-Term Incentive Compensation,” in connection with the IPO, in December 2016, we waived the vesting conditions of all of Mr. Tanner’s unvested Incentive Units whereby all of such Incentive Units were immediately vested.

(2)	For additional information on vesting upon specified termination events, see “-—Termination and Change in Control Provisions.”

(3)
As of December 31, 2016, the value of the respective Promote Partnerships had appreciated to a level that would have created value in the time-vesting and exit-vesting Incentive Units. Therefore, amounts reported are based on the appreciation in value of the respective Promote Partnership from and after the applicable grant date through December 31, 2016.

(4)
Reflects the exit-vesting Incentive Units in the Promote Partnerships that had not vested as of December 31, 2016. These Incentive Units were scheduled to vest on the earlier of (x) the date Blackstone ceases to be the beneficial owner of at least 15% of the outstanding equity capital of the applicable Promote Partnership and (y) if an initial public offering (including the IPO) has occurred, the date that is 18 months after the consummation of the initial public offering. See also footnote (1) for circumstances that provide for vesting of Messrs. Bartling’s and Freedman’s exit-vesting Incentive Units.

(5)
As described above, in connection with the IPO, all of Messrs. Bartling’s and Freedman’s unvested time-vesting and unvested exit-vesting Incentive Units were converted into shares of unvested time-vesting and unvested exit-vesting restricted stock that are, in each case, subject to the same vesting and other terms applicable to the corresponding time-vesting and exit-vesting Incentive Units converted.

Termination and Change in Control Provisions
Mr. Bartling
Pursuant to the terms of his employment agreement, upon Mr. Bartling’s termination of his employment by us without “cause” (as defined in his employment agreement) or his voluntary resignation, including as a result of a “constructive termination” (as defined in his employment agreement and summarized below), Mr. Bartling is entitled to receive a lump sum cash severance payment (the “Bartling severance payment”) calculated as follows: if the sum of (x) the fair value of his vested Incentive Units and (y) all proceeds previously received in respect of all of his Incentive Units (such sum, the “Incentive Award Value”) is less than $4 million, Mr. Bartling will receive an advance against his Incentive Units in an amount equal to $4 million minus the Incentive Award Value (and we will repurchase the vested portion of his Incentive Units at their Incentive Award Value, less any proceeds previously received in respect of all Incentive Units), and, if the Incentive Award Value is equal to or greater than $4 million, the Bartling severance payment will be equal to $4 million less any proceeds previously received in respect of his Incentive Units (and Mr. Bartling will retain his then-vested Incentive Units). In addition, we agreed to pay the employer portion for Mr. Bartling’s continued coverage under our medical and dental benefit plans for up to 12 months following his termination of employment. Upon a termination of employment as a result of death or “disability” (as defined in his employment agreement), Mr. Bartling or his estate (as the case may be) is entitled to the Bartling severance payment and a prorated bonus (based on the period number of days employed during the year of termination) equal to the greater of (1) Mr. Bartling’s annual bonus payable at target for the year of termination and (2) Mr. Bartling’s actual bonus earned for the year immediately preceding the year of termination. Mr. Bartling’s employment agreement defines a “constructive termination” as, among other specified events, a material reduction in his annual base salary or target bonus opportunity, a failure to pay his compensation when due, a material and sustained diminution in his authority and duties, a relocation of his principal place of employment or if we elect not to renew his employment agreement.
As described above under “—Narrative to Summary Compensation Table—Long-Term Incentive Compensation,” in connection with the IPO, Mr. Bartling’s Incentive Units were converted into shares of our common stock, and the vesting and other terms of such shares of restricted stock delivered in the conversion are the same as those applicable to the corresponding Incentive Units converted. As a result, upon Mr. Bartling’s termination without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement, and each a “qualifying termination”), Mr. Bartling’s then unvested restricted stock will vest in an amount equal to: 25% of his unvested restricted stock received in respect of his Incentive Units in IH1 and the IH2 Promote Partnerships; 50% of his unvested restricted stock received in respect of his Incentive Units in IH3; and 20% of his unvested restricted stock received in respect of his Incentive Units in

IH4, IH5 and IH6. Upon an exit event, 20% of his unvested restricted stock received in respect of his Incentive Units will vest. If Mr. Bartling experiences a qualifying termination after an exit event, all of his unvested restricted stock received in respect of his Incentive Units in IH1, the IH2 Promote Partnerships and IH3 will vest, and 20% of his unvested restricted stock received in respect of his Incentive Units in IH4, IH5 and IH6 will vest. If Mr. Bartling’s employment is terminated prior to the fourth anniversary of the applicable vesting reference date due to death or disability, a prorated portion of 20% of his unvested restricted stock received in respect of his Incentive Units will vest.
Mr. Freedman
Pursuant to the terms of his employment agreement, upon Mr. Freedman’s termination of his employment by us without “cause” (as defined in his employment agreement) or as a result of a “constructive termination” (as defined in his employment agreement and summarized below), Mr. Freedman is entitled to receive: (1) a lump sum cash severance payment in an amount equal to the sum of (x) one times his base salary and (y) his actual bonus earned for the year immediately preceding the year of termination or if he has not received an annual bonus for a full year, his annual bonus payable at target; and (2) a lump sum cash severance payment (the “Freedman severance payment”) calculated as follows: if the sum of (x) the fair value of his vested Incentive Units and (y) all proceeds previously received in respect of all of his Incentive Units (such sum, the “Incentive Award Value”) is less than $3.5 million, Mr. Freedman will receive an advance against his Incentive Units in an amount equal to $3.5 million minus the Incentive Award Value (and we will repurchase the vested portion of his Incentive Units at their Incentive Award Value, less any proceeds previously received in respect of all Incentive Units), and, if the Incentive Award Value is equal to or greater than $3.5 million, the Freedman severance payment will be equal to $3.5 million less any proceeds previously received in respect of all of his Incentive Units (and Mr. Freedman will retain his then-vested Incentive Units). In addition, we agreed to pay the employer portion for Mr. Freedman’s continued coverage under our medical and dental benefit plans for up to 12 months following his termination of employment due to the above-described circumstances. In addition, upon a termination of employment by us without “cause” in connection with a “dissolution” (as defined in his employment agreement), Mr. Freedman is entitled to receive, in addition to all the foregoing payments and benefits, reimbursement for specified costs incurred in connection with Mr. Freedman’s and his family’s relocation, including any taxes incurred with such relocation. Upon a resignation of employment by Mr. Freedman following a dissolution other than as a result of a constructive termination, Mr. Freedman is entitled to receive the Freedman severance payment. Upon a termination of employment as a result of death or “disability” (as defined in his employment agreement), Mr. Freedman or his estate (as the case may be) is entitled to receive the Freedman severance payment and a prorated bonus (based on the number of days employed during the year of termination) equal to the greater of (1) Mr. Freedman’s annual bonus payable at target for the year of termination and (2) Mr. Freedman’s actual bonus earned for the year immediately preceding the year of termination. Mr. Freedman’s employment agreement defines a “constructive termination” as, among other specified events, a material reduction in his annual base salary or target bonus opportunity, a failure to pay his compensation when due, a material and sustained diminution in his authority and duties, a relocation of his principal place of employment or if we elect not to renew his employment agreement.
As described above under “—Narrative to Summary Compensation Table—Long-Term Incentive Compensation,” in connection with the IPO, Mr. Freedman’s Incentive Units were converted into shares of our common stock, and the vesting and other terms of such shares of restricted stock delivered in the conversion are the same as those applicable to the corresponding Incentive Units converted. As a result, upon Mr. Freedman’s termination without “cause” or as a result of a “constructive termination” (each as defined in his employment agreement), Mr. Freedman’s then unvested restricted stock will vest in an amount equal to: 25% of his unvested restricted stock received in respect of his Incentive Units in IH1, the IH2 Promote Partnerships, IH5 and IH6; 50% of his unvested restricted stock received in respect of his Incentive Units in IH3; and 20% of his unvested restricted stock received in respect of his Incentive Units in IH4. If Mr. Freedman’s employment is terminated prior to the fourth anniversary of the applicable vesting reference date due to death or disability, a prorated portion of 20% of his unvested restricted stock received in respect of all of his Incentive Units will vest.
Mr. Tanner
Mr. Tanner’s employment agreement provides that, upon a termination of his employment by us without “cause” (as defined in his employment agreement) or as a result of a “constructive termination” (as defined in his employment agreement and summarized below), Mr. Tanner is entitled to receive: (1) a lump sum cash severance payment in an amount equal to the sum of (x) one times his base salary, (y) his actual bonus earned for the year immediately preceding the year of termination and (z) a prorated portion, based on the number of days employed in the year of his termination, of the actual bonus earned for the year immediately preceding the year of termination; (2) if the termination of employment occurs prior to November 9, 2018, reimbursement of reasonable costs for Mr. Tanner and his family to relocate to a metropolitan area in the continental U.S., including a gross-up for any applicable income and employment taxes associated therewith; and (3) vesting of all of his then-unvested Incentive Units. In addition, we agreed to pay the employer portion for Mr. Tanner’s continued coverage under our medical and dental benefit plans for up to 12 months following his termination of employment. Upon a termination of employment as a result of death or “disability” (as defined in his employment agreement), Mr. Tanner or his estate (as the case may be) is entitled to a prorated bonus (based on the period number of days employed during the year of termination) equal to the greater of (1) Mr. Tanner’s annual bonus payable at target for the year of termination and (2) Mr. Tanner’s actual bonus earned for the year immediately preceding the year of termination. Mr. Tanner’s employment agreement defines a “constructive termination” as, among other specified events, a material reduction in his annual base salary or target bonus opportunity, a failure to pay his compensation when due, a material and sustained diminution in his authorities and duties, a relocation of his principal place of employment or if we elect not to renew his employment agreement.
Covenants
Each NEO is subject to restrictive covenants, including an indefinite confidentiality covenant and covenants regarding non-competition and non-solicitation of employees and current or prospective clients or customers, in each case, at all times during employment and for up to 12 months after termination of employment.
Actions Taken in Connection with the IPO
In connection with the IPO, we waived the vesting conditions of all of Mr. Tanner’s unvested Incentive Units whereby all of such Incentive Units were immediately vested, and we converted Incentive Units held by our executive officers into shares of our common stock, as described above under “—Narrative to Summary Compensation Table—Long-Term Incentive Compensation.”
In October 2016, we established a supplemental bonus plan for several key executives and employees, including our NEOs, which plan was further modified in connection with the IPO. Under this supplemental bonus plan, we established a pool, and each of Messrs. Bartling, Freedman and Tanner shared in this pool, along with other members of management. We refer to these as the non-discretionary awards, and the amount of non-discretionary awards received by each of Messrs. Bartling, Freedman and Tanner was approximately $11.0 million, $3.5 million and $1.3 million, respectively. In addition, our compensation committee made additional discretionary awards to our NEOs and others in an amount that was not to exceed in the aggregate $10.0 million. We refer to these as the discretionary awards, and the amount of discretionary awards received by each of Messrs. Bartling, Freedman and Tanner was approximately $3.1 million, $1.8 million and $0.7 million, respectively. Following the IPO, we converted all of these cash awards with awards of time-vesting restricted stock units issued under our Omnibus Incentive Plan. The number of shares received in this conversion was determined in a manner intended to replicate the respective economic value associated with the award under the supplemental bonus plan based on the valuation derived from the IPO price, and the number of restricted stock units issued in respect of each award was equal to the award amount divided by $20.00, the per share price of our common stock sold to the public in the IPO. As to Mr. Bartling, all of his non-discretionary award and a portion of his discretionary award vest in three equal annual installments, with the first tranche vested on the completion of the IPO and the remaining amount scheduled to vest on the first and second anniversaries thereafter, and the balance of his discretionary award vested 80% upon the completion of the IPO and the remaining 20% is scheduled to vest upon the occurrence of an exit event, dissolution or qualifying termination (each as defined in the award agreement). As to Mr. Freedman, all of his non-discretionary and discretionary awards vested 80% upon the completion of the IPO, and the remaining 20% is scheduled to vest upon the occurrence of an exit event, dissolution or qualifying termination (each as defined in the award agreement). As to Mr. Tanner, all of his non-discretionary and discretionary awards vest in three equal annual installments, with the first tranche vested on the completion of the IPO and the remaining amount scheduled to vest on the first and second anniversaries thereafter. Vesting is, in each case, subject to the executive’s continued employment through the applicable vesting date.

The following table sets forth the number and value of shares of vested and unvested restricted stock units Messrs. Bartling, Freedman and Tanner received in respect of their discretionary and non-discretionary awards granted in the supplemental bonus plan based on the foregoing described vesting.

	Vested RSUs Received in Exchange for Awards in the Supplemental Bonus Plan		Unvested RSUs Received in Exchange for Awards in the Supplemental Bonus Plan
Name	(#)	($)	(#)	($)
John B. Bartling Jr.	282,770	$5,655,400	421,266	$8,425,320
Ernest M. Freedman	210,344	$4,206,880	52,584	$1,051,680
Dallas B. Tanner	33,776	$675,520	67,548	$1,350,960
Director Compensation
Prior to the IPO, the members of the boards of directors of each of IH1, the IH2 Promote Partnerships, IH3, IH4, IH5 and IH6 consisted of Messrs. Bartling, Blair, Nicholas Gould, Peter Gould, Gray, Peterson, Rhea, Roth, Schreiber, Stein and Tanner. Following the IPO, these persons (other than Messrs. Peter Gould, Peterson and Tanner) continue to serve on Invitation Homes Inc.’s board of directors. Messrs. Peter Gould, Peterson and Tanner have stepped down, and Ms. Sears and Messrs. Caplan and Harper filled these vacancies.
The following table provides summary information regarding compensation paid to or accrued by our non-employee directors for services rendered to us during fiscal 2016. Our employee directors and Sponsor-affiliated directors receive no additional compensation for serving as a director. The compensation paid to Mr. Bartling as President and Chief Executive Officer and to Mr. Tanner as Executive Vice President and Chief Investment Officer is presented in the Summary Compensation Table and the related tables and narrative.
Director Compensation Table for Fiscal 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Nicholas C. Gould	$250,000	$1,074,456	$79,773	$1,404,229
Peter E. Gould	$250,000	$1,074,456	$65,564	$1,390,020
Bryce Blair	$500,000	$259,835	$55,318	$815,153
John B. Rhea	$125,000	—	—	$125,000
John G. Schreiber	$125,000	—	—	$125,000
Jonathan D. Gray	—	—	—	—
Devin Peterson	—	—	—	—
David Roth	—	—	—	—
William J. Stein	—	—	—	—

(1)
Amount represents the aggregate grant date fair value of Incentive Units in IH5 granted to Messrs. Nicholas and Peter Gould and Blair during fiscal 2016 calculated in accordance with FASB ASC Topic 505 and measured as of the initial grant date and using the assumptions discussed in Note 10 to the combined and consolidated financial statements included in this Annual Report on Form 10-K. The grant date fair value of the exit-vesting portion of these Incentive Units was computed based upon the probable outcome of the performance conditions as of the grant date. Achievement of the performance conditions for these Incentive Units was not deemed probable on the grant date and, accordingly, no value is included in the table for this portion of the awards pursuant to the SEC’s disclosure rules. Assuming achievement of the performance conditions was probable, the grant date fair value of the exit-vesting Incentive Units would have been: $358,152 for Mr. Nicholas Gould; $358,152 for Mr. Peter Gould; and $64,959 for Mr. Blair.

(2)	As of December 31, 2016, Messrs. Nicholas and Peter Gould and Blair held 3,760, 3,760 and 482 unvested Incentive Units, respectively.

(3)
Amount reported for Nicholas Gould represents the Company-paid medical and dental premiums (both the employer and the participant portion of the premiums) for Mr. Gould and his family, a Company-paid airline travel card, Company-reimbursed personal travel expenses, Company-reimbursed cellphone service for Mr. Gould, his assistants and a family member, Company-reimbursed costs incurred by Mr. Gould for his personal attorney and Company-reimbursed costs for Mr. Gould’s personal electronic devices and media subscriptions. Amount reported for Peter Gould represents Company-reimbursed personal travel expenses, Company-reimbursed cellphone service for Mr. Gould, Company-paid medical and dental premiums (both the employer and the participant portion of the premiums) for Mr. Gould and his family, employer- reimbursed costs incurred by Mr. Gould for his personal attorney and Company-reimbursed costs for Mr. Gould’s media subscriptions. Amount reported for Mr. Blair represents the Company-reimbursed costs for Mr. Blair’s administrative assistant and Company-paid medical and dental premiums (the employer portion of the premiums) for Mr. Blair and his family.

Narrative to Director Compensation Table
This section contains a description of the material terms of our compensation arrangements in effect during 2016 for Messrs. Nicholas and Peter Gould, Blair, Rhea and Schreiber. As Messrs. Gray, Peterson, Roth and Stein are affiliates of Blackstone, they did not receive any compensation from us for their services on our board of directors during 2016. Each of our directors is entitled to reimbursement of reasonable out-of-pocket expenses (including travel) incurred in connection with such director’s service on the board.
Messrs. Nicholas and Peter Gould. In 2016, each of Messrs. Nicholas and Peter Gould received an annual cash retainer of $250,000 paid in quarterly installments. In addition, Messrs. Nicholas and Peter Gould received benefits as described in footnote 3 to the Director Compensation Table for Fiscal 2016. Each also received Incentive Units in each of the Promote Partnerships and contributed cash to the Promote Partnerships to offset non-U.S. tax obligations incurred with the grant of such Incentive Units. Of the Incentive Units granted to each of Messrs. Nicholas and Peter Gould, 75% were time-vesting and were scheduled to vest in equal annual installments on each of the first three anniversaries of a specified vesting reference date, subject to such person’s continued availability to perform his duties through the applicable vesting date. The remaining 25% were exit-vesting incentive units. Upon an exit event, all of such person’s time-vesting and exit-vesting Incentive Units were scheduled to vest. Additionally, if Messrs. Nicholas or Peter Gould’s service ceased prior to the third anniversary of the applicable vesting reference date due to his death or “disability” (as defined in the agreement governing such Incentive Units), 25% of his Incentive Units in IH1 were scheduled to vest, and his Incentive Units in the IH2 Promote Partnerships, IH3, IH4 and IH5 were scheduled to vest in an amount equal to (x) 25% of the Incentive Units plus (y) a prorated portion of 25% of the Incentive Units. Each of Messrs. Nicholas and Peter Gould is subject to restrictive covenants, including an indefinite confidentiality covenant and covenants regarding non-competition and non-solicitation of employees and current or prospective clients or customers, in each case, at all times during his service and prior to an exit event. In addition to the Incentive Units granted to Messrs. Nicholas and Peter Gould, each also purchased, through an entity they own, Class A units in the Promote Partnerships for cash and at fair value. This equity had economic characteristics similar to those of shares of common stock in a corporation and had no vesting schedule.
Mr. Blair. Mr. Blair serves as the Executive Chairman of our board of directors and, in 2016, was entitled to receive an annual cash retainer of $500,000 payable in quarterly installments prorated for any partial service during any quarter. In 2016, Mr. Blair received benefits as described in footnote 3 to the Director Compensation Table for Fiscal 2016. Mr. Blair was also granted Incentive Units in each of the Promote Partnerships, 75% of which were time-vesting and were scheduled to vest in equal annual installments on each of the first three anniversaries of a specified vesting reference date (except as to the Incentive Units in IH5, 80% of which were time-vesting and were scheduled to vest in equal annual installments on each of the first four anniversaries of a specified vesting reference date), subject to Mr. Blair’s continued service through the applicable vesting date. The remaining 25% of Mr. Blair’s Incentive Units in IH1, the IH2 Promote Partnerships, IH3 and IH4 were exit-vesting and were scheduled to vest upon the occurrence of an exit event, and the remaining 20% of Mr. Blair’s Incentive Units in IH5 were exit-vesting and were scheduled to vest, together with any then-unvested time-vesting Incentive Units in IH5, upon an exit event. If Mr. Blair’s service ceased due a termination without “cause” or a “constructive termination” (each as defined in the agreement governing such Incentive Units and each a “qualifying termination”), 25% of his Incentive Units in IH1 would have vested, 50% of his Incentive Units in the IH2 Promote Partnerships, IH3 and IH4

would have vested, and any then-unvested Incentive Units in IH5 would have been forfeited. If Mr. Blair were to experience a qualifying termination after an exit event, all of his Incentive Units in IH1, the IH2 Promote Partnerships, IH3 and IH4 would have vested, and any then-unvested Incentive Units in IH5 would have been forfeited. If Mr. Blair’s service ceased prior to the third anniversary of the applicable vesting reference date due to his death or “disability” (as defined in the agreement governing such Incentive Units), a prorated portion of 25% of the Incentive Units in IH1, the IH2 Promote Partnerships, IH3 and IH4 would have vested, and any then- unvested Incentive Units in IH5 would have been forfeited. Mr. Blair is subject to restrictive covenants, including an indefinite confidentiality covenant and covenants regarding non-competition and non-solicitation of employees and current or prospective clients or customers, in each case, at all times during his directorship and for 12 months after such service ends.
Messrs. Rhea and Schreiber. In 2016, Messrs. Rhea and Schreiber were each entitled to receive an annual cash retainer of $125,000 payable in quarterly installments for serving on our board of directors, prorated for any partial service during any quarter.
In connection with the grant of Incentive Units in IH6 and the grant of the IH6 Bonus Awards described above under “Executive Compensation—Narrative to Summary Compensation Table—Long-Term Incentive Awards,” we granted Incentive Units in IH6 to Messrs. Nicholas Gould and Blair. These Incentive Units were subject to the same vesting and other terms as the Incentive Units in IH5 held by such individual and were based on a vesting reference date set forth in the agreement governing such Incentive Units in IH6. Messrs. Nicholas Gould and Blair were awarded 1,250 and 500 Incentive Units in IH6, respectively, and such Incentive Units were scheduled to vest based on a September 1, 2015 vesting reference date. The IH6 Bonus Award for each of Messrs. Nicholas Gould and Blair were in an amount equal to $500 multiplied by the number of Incentive Units in IH6 granted to such director (which is $625,000 and $250,000, respectively) and were subject to vesting and settlement on the same terms as the IH6 Bonus Awards granted to members of management and described above under “Executive Compensation—Narrative to Summary Compensation Table—Long-Term Incentive Awards,” however, Mr. Gould is entitled to receive his Bonus Award whether or not he continues to provide service to the Company through the applicable vesting date.
The following table sets forth the number and value of vested restricted stock units Messrs. Nicholas Gould and Blair received in respect of their IH6 Bonus Awards.

	Vested RSUs Received in Respect of IH6 Bonus Awards
Name	(#)	($)
Nicholas C. Gould	31,250	$625,000
Bryce Blair	12,500	$250,000
Actions Taken in Connection with the IPO
In connection with the IPO, all of Mr. Blair’s Incentive Units were converted into shares of our common stock. Similar to our executives, the shares delivered in the conversion are subject to the same vesting and other terms applicable to the corresponding Incentive Units converted. Accordingly, shares received in respect of vested Incentive Units are shares of vested common stock, and shares received in respect of unvested time-vesting and exit-vesting Incentive Units are shares of unvested time-vesting and exit-vesting restricted stock. The following table sets forth the number and value of shares of vested common stock and shares of unvested restricted stock that Mr. Blair received in exchange for all of his Incentive Units in the Promote Partnerships (including IH6).

	Vested Common Stock Received in Exchange for Vested Incentive Units		Unvested Restricted Stock Received in Exchange for Unvested Incentive Units
Name	(#)	($)	(#)	($)
Bryce Blair	518	$10,360	517	$10,340
Messrs. Nicholas and Peter Gould received in respect of their Incentive Units (including those in IH6) similar limited partner interests in partnerships that hold shares of our common stock, and such limited partner interests are fully vested.

Holders of Class A units in the Promote Partnerships (other than Blackstone), including Messrs. Nicholas and Peter Gould, received shares of our common stock upon conversion of such units.
Supplemental Bonus Plan
Mr. Blair participated in the supplemental bonus plan described above under “Executive Compensation—Actions Taken in Connection with the Offering” and received a non-discretionary award based on a sharing percentage in the bonus pool. Mr. Blair was also granted a discretionary award. Similar to that for our NEOs, we converted Mr. Blair’s cash payable awards with time-vesting restricted stock units issued under our Omnibus Incentive Plan. The number of shares received in this conversion was determined in a manner intended to replicate the respective economic value associated with his award under the supplemental bonus plan based on the valuation derived from the IPO price, and the number of restricted stock units issued in respect of his award was equal to the award amount divided by $20.00, the per share price of our common stock sold to the public in the IPO. All of Mr. Blair’s non-discretionary and discretionary awards vest in three equal annual installments with the first tranche vested on the completion of the IPO and the remaining amount scheduled to vest on the first and second anniversaries thereafter, subject to Mr. Blair’s continued service through the applicable vesting date.
The number of restricted stock units initially granted to Mr. Blair in January 2017 under the supplemental bonus plan was calculated erroneously and resulted in 9,119 fewer restricted stock units granted than intended by the board of directors. As a result, in March 2017, the board of directors granted to Mr. Blair such 9,119 additional restricted stock units in full satisfaction of his award under the supplemental bonus plan, which restricted stock units have the same vesting and other terms as his initial grant.
The following table sets forth the number and value of shares of vested and unvested restricted stock units Mr. Blair received in respect of his discretionary and non-discretionary award granted in the supplemental bonus plan based on the foregoing described vesting.

	Vested RSUs Received in Exchange for Awards in the Supplemental Bonus Plan		Unvested RSUs Received in Exchange for Awards in the Supplemental Bonus Plan
Name	(#)	($)	(#)	($)
Bryce Blair	89,664	$1,793,280	179,321	$3,568,425
IPO Equity Awards
Upon the consummation of the IPO, we granted to each of Ms. Sears and Mr. Rhea a special equity award of 6,000 and 12,000 restricted stock units, respectively, under our Omnibus Incentive Plan, respectively. These awards are scheduled to vest in full on the date scheduled for the Company’s 2018 annual stockholders meeting, subject to the director’s continued service on our board of directors through such date.
We also granted to each non-employee director (other than directors affiliated with Blackstone) an equity-based award of 7,500 restricted stock units (21,875 restricted stock units in the case of the Executive Chairman). These awards are scheduled to vest in full on the date scheduled for the Company’s 2018 annual stockholders meeting. These awards are intended to represent the directors’ annual equity award described below under “—Non-Employee Director Compensation Following the IPO” for the period from the consummation of the IPO to the Company’s 2018 annual meeting of stockholders. These awards have been granted under our Omnibus Incentive Plan, are in the form of restricted stock units and vest subject to the director’s continued service through the vesting date (or on a prorated basis if a change in control occurs prior to the vesting date).
Non-Employee Director Compensation Following the IPO
Following the IPO, neither our employees nor those affiliated with Blackstone who serve on our board of directors or committees thereof receive separate compensation for such service. However, each eligible non-employee director is entitled to receive annual compensation as follows:

•	a cash retainer of $60,000 ($350,000 in the case of the Executive Chairman);

•
an additional cash retainer of $20,000 for those serving as the chairperson of the audit committee, compensation committee, nominating and corporate governance committee and investment and finance committee; and

•
an equity award of $120,000 ($350,000 in the case of the Executive Chairman) in the form of restricted stock units, which will generally vest in full on the date of our next annual meeting of stockholders following the grant date and will be in respect of a number of shares equal to the award amount divided by the closing price of our common stock on the grant date.

In addition to the foregoing, Mr. Blair continues to receive an annual stipend in connection with the cost of his administrative assistant but no longer participates in the Company’s medical and dental programs Mr. Nicholas Gould no longer receives the additional benefits he received prior to the IPO.
All of our directors are reimbursed for reasonable travel and related expenses associated with attendance at our board or committee meetings.
Compensation Committee Interlocks and Insider Participation
During fiscal 2016, our compensation committee was composed of Messrs. Blair, Nicholas Gould, Rhea, Roth and Stein. Mr. Nicholas Gould was formerly an officer of the Company, and Messrs. Roth and Stein are affiliates of Blackstone.
Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on our compensation committee during 2016, and transactions involving Blackstone in which we participate are described in Part III. Item 13. “Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.
During fiscal 2016, none of our executive officers served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers served on our compensation committee or board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 30, 2017 held by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each of our directors and named executive officers and (3) all of our directors and executive officers as a group. As of March 30, 2017, there were 310,376,634 shares of our common stock outstanding. Unless otherwise noted, the address of each beneficial owner is 1717 Main Street, Suite 2000, Dallas, Texas 75201.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Blackstone(1)	219,945,349	70.86%
John B. Bartling Jr.(2)	—	*
Bryce Blair(2)	777	*
Nicholas C. Gould(2)(4)	755,732	*
Kenneth A. Caplan(3)	—	—
Jonathan D. Gray(3)	—	—
Robert G. Harper(3)	—	—
John B. Rhea(2)	—	—
David A. Roth(3)	—	—
John G. Schreiber(2)	—	—
Janice L. Sears(2)(5)	5,000	*
William J. Stein(3)	—	—
Ernest M. Freedman(2)	—	*
Dallas B. Tanner(2)(6)	79,137	*
All directors and executive officers as a group (16 persons)(2)(7)	851,646	*
*Less than 1%.

(1)
Amounts beneficially owned reflect 80,382,041 shares directly held by Invitation Homes Parent L.P., 43,797,131 shares directly held by Preeminent Parent L.P., 8,619,746 shares directly held by Invitation Homes 2-A L.P., 33,908,708 shares directly held by Invitation Homes 3 Parent L.P., 19,938,109 shares directly held by Invitation Homes 4 Parent L.P., 15,250,871 shares directly held by Invitation Homes 5 Parent L.P. and 18,048,743 shares directly held by Invitation Homes 6 Parent L.P.

The general partner of Invitation Homes Parent L.P. is Invitation Homes GP Parent LLC. The sole member of Invitation Homes GP Parent LLC is THR Investor LLC. THR Investor LLC is owned by Blackstone Family Real Estate Partnership VII-SMD L.P., Blackstone Real Estate Holdings VII-NQ L.P., Blackstone Real Estate Holdings VII-NQ-ESC L.P., Blackstone Real Estate Partners VII-NQ L.P., Blackstone Real Estate Partners VII.F-NQ (AV) L.P., Blackstone Real Estate Partners VII.TE.1-NQ L.P., Blackstone Real Estate Partners VII.TE.2-NQ L.P., Blackstone Real Estate Partners VII.TE.3-NQ L.P., Blackstone Real Estate Partners VII.TE.4-NQ L.P., Blackstone Real Estate Partners VII.TE.5-NQ L.P., Blackstone Real Estate Partners VII.TE.6-NQ L.P., Blackstone Real Estate Partners VII.TE.7-NQ L.P. and Blackstone Real Estate Partners VII.TE.8-NQ L.P. The general partner of Blackstone Family Real Estate Partnership VII-SMD L.P. is Blackstone Family GP L.L.C., which is, in turn, wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. The general partner of Blackstone Real Estate Holdings VII-NQ L.P. and Blackstone Real Estate Holdings VII-NQ-ESC L.P. is BREP VII-NQ Side-by-Side GP L.L.C. The general partner of Blackstone Real Estate Partners VII-NQ L.P., Blackstone Real Estate Partners VII.F-NQ (AV) L.P., Blackstone Real Estate Partners VII.TE.1-NQ L.P., Blackstone Real Estate Partners VII.TE.2-NQ L.P., Blackstone Real Estate Partners VII.TE.3-NQ L.P., Blackstone Real Estate Partners VII.TE.4-NQ L.P., Blackstone Real Estate Partners VII.TE.5-NQ L.P., Blackstone Real Estate Partners VII.TE.6-NQ L.P., Blackstone Real Estate Partners VII.TE.7-NQ L.P.

and Blackstone Real Estate Partners VII.TE.8-NQ L.P. is Blackstone Real Estate Associates VII-NQ L.P. The general partner of Blackstone Real Estate Associates VII-NQ L.P. is BREA VII-NQ L.L.C. The managing member of BREA VII-NQ L.L.C. and the sole member of BREP VII-NQ Side-by-Side GP L.L.C. is Blackstone Holdings II L.P. The general partner of Blackstone Holdings II L.P. is Blackstone Holdings I/II GP Inc. The sole shareholder of Blackstone Holdings I/II GP Inc. is The Blackstone Group L.P.

The general partner of Preeminent Parent L.P. and Invitation Homes 2-A L.P. is Invitation Homes 2 GP LLC. The sole member of Invitation Homes 2 GP LLC is IH2 Investor L.P. The general partner of IH2 Investor L.P. is Blackstone Real Estate Associates VII L.P. The general partner of Blackstone Real Estate Associates VII L.P. is BREA VII L.L.C. The managing member of BREA VII L.L.C. is Blackstone Holdings III L.P.

The general partner of Invitation Homes 3 Parent L.P. is Invitation Homes 3 GP Parent LLC. Invitation Homes 3 GP Parent LLC is owned by BREP IH3 Holdings LLC and BTO IH3 Holdings L.P.

The general partner of Invitation Homes 4 Parent L.P. is Invitation Homes 4 GP Parent LLC. Invitation Homes 4 GP Parent LLC is owned by BREP IH4 Holdings LLC and BTO IH3 Holdings L.P. The general partner of Invitation Homes 5 Parent L.P. is Invitation Homes 5 GP Parent LLC. The sole member of Invitation Homes 5 GP Parent LLC is BREP IH5 Holdings LLC. The general partner of Invitation Homes 6 Parent L.P. is Invitation Homes 6 GP Parent LLC. The sole member of Invitation Homes 6 GP Parent LLC is BREP IH6 Holdings LLC.

The managing member of BREP IH3 Holdings LLC, BREP IH4 Holdings LLC, BREP IH5 Holdings LLC and BREP IH6 Holdings LLC, is Blackstone Real Estate Partners VII L.P. The general partner of Blackstone Real Estate Partners VII L.P. is Blackstone Real Estate Associates VII L.P. The general partner of Blackstone Real Estate Associates VII L.P. is BREA VII L.L.C. The managing member of BREA VII L.L.C. is Blackstone Holdings III L.P.

The general partner of BTO IH3 Holdings L.P. is BTO IH3 Manager L.L.C. The managing member of BTO IH3 Manager L.L.C. is BTOA L.L.C. The managing member of BTOA L.L.C. is Blackstone Holdings III L.P.

The general partner of Blackstone Holdings III L.P. is Blackstone Holdings III GP L.P. The general partner of Blackstone Holdings III GP L.P. is Blackstone Holdings III GP Management L.L.C. The sole member of Blackstone Holdings III GP Management L.L.C. is The Blackstone Group L.P. The general partner of The Blackstone Group L.P. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.

Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman (other than to the extent it or he directly holds securities as described herein) may be deemed to beneficially own the securities directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such shares. The address of each of Mr. Schwarzman and each of the other entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

From time to time, Blackstone may pledge, hypothecate or grant security interests in all or a portion of its common stock in connection with one or more margin loans or other borrowings. As of March 30, 2017, Blackstone had not pledged, hypothecated or granted security interests in any shares of our common stock it beneficially owns.

(2)
Includes vested restricted stock units received in the IPO in connection with the conversion of Incentive Units held in the Promote Partnerships. For information about equity received in connection with the IPO over which the individuals listed in the table do not yet have beneficial ownership, see Part III. Item 11. “Executive Compensation.”

(3)	Messrs. Caplan, Gray, Harper, Roth and Stein are each employees of Blackstone, but each disclaims beneficial ownership of the shares beneficially owned by Blackstone.

(4)
Represents shares of common stock Mr. Gould received in the conversion of his Class A units held in the Promote Partnerships, 116,351 of which are held by a trust of which Mr. Gould serves as a trustee.

(5)
Represents shares of common stock Ms. Sears purchased under the directed share program in the IPO. These shares are held by a trust for the benefit of Ms. Sears’ family, for which she serves as trustee.

(6)	Represents shares of common stock Mr. Tanner received in the conversion of his Class A units held in the Promote Partnerships.

(7)	Includes an aggregate of 16,000 shares of common stock purchased under the directed share program in the IPO.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2016
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	N/A	N/A	N/A
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
In connection with our IPO, in January 2017, our board of directors and our then sole voting stockholder adopted the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) under which 16,000,000 shares of common stock were reserved for issuance. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, common units of partnership interest or other classes of partnership units in our Operating Partnership and other stock-based and performance compensation awards to eligible employees, officers, directors, consultants and advisors of the Company. A description of the Omnibus Incentive Plan is included in our prospectus dated January 31, 2017, filed with the SEC pursuant to Rule 424(b) of the Securities Act on February 2, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Related Person Transaction Policy
Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Our board of directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly-held common stock that is listed on the NYSE. Our related person policy requires that a “related person” (as defined as in Item 404(a) of Regulation S-K, which includes security holders who beneficially own more than 5% of our common stock, including our Sponsor) must promptly disclose to our Chief Legal Officer any “related person transaction” (defined as any transaction that is anticipated would be reportable by us under Item 404(a) of Regulation S-K in which we were or are to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest) and all material facts with respect thereto. The Chief Legal Officer will then promptly communicate that information to our board of directors. No related person transaction will be executed without the approval or ratification of our board of directors or a duly authorized committee of our board of directors. It is our policy that directors interested in a related person transaction will recuse themselves from any vote on a related person transaction in which they have an interest.
Pre-IPO Transactions
As described in greater detail in Part I. Item 1. “Business,” prior to the IPO, we effected the Pre-IPO Transactions whereby, among other things, Invitation Homes Inc. acquired and contributed to our Operating Partnership all of the interests in the IH Holding Entities and/or their subsidiaries and our pre-IPO owners acquired newly issued shares of common stock in Invitation Homes Inc. Members of our management held incentive awards in the form of equity interests in these IH Holding Entities or affiliated entities and, in connection with the Pre-IPO Transactions, all or a portion of these equity interests were exchanged for direct or indirect equity interests in us. See Part III. Item 11. “Executive Compensation.”

Stockholders Agreement
In connection with the IPO, we entered into a stockholders agreement with our Sponsor and its affiliates. This agreement requires us to nominate a number of individuals designated by our Sponsor for election as our directors at any meeting of our stockholders (each a “Sponsor Director”) such that, following the election of any directors and taking into account any director continuing to serve as such without the need for re-election, the number of Sponsor Directors serving as directors of our company will be equal to: (1) if our pre-IPO owners and their affiliates together continue to beneficially own at least 50% of the shares of our common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is greater than 50% of the total number of directors comprising our board of directors; (2) if our pre-IPO owners and their affiliates together continue to beneficially own at least 40% (but less than 50%) of the shares of our common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 40% of the total number of directors comprising our board of directors; (3) if our pre-IPO owners and their affiliates together continue to beneficially own at least 30% (but less than 40%) of the shares of our common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 30% of the total number of directors comprising our board of directors; (4) if our pre-IPO owners and their affiliates together continue to beneficially own at least 20% (but less than 30%) of the shares of our common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 20% of the total number of directors comprising our board of directors; and (5) if our pre-IPO owners and their affiliates together continue to beneficially own at least 5% (but less than 20%) of the shares of our common stock entitled to vote generally in the election of directors as of the record date for such meeting, the lowest whole number that is at least 10% of the total number of directors comprising our board of directors. For so long as the stockholders agreement remains in effect, Sponsor Directors may not be removed without the consent of our Sponsor. In the case of a vacancy on our board created by the removal or resignation of a Sponsor Director, the stockholders agreement requires us to nominate an individual designated by our Sponsor for election to fill the vacancy. The stockholders agreement and our charter require that certain amendments to our charter, and any change to the number of our directors, require the consent of our Sponsor.
The stockholders agreement will remain in effect until our Sponsor is no longer entitled to nominate a Sponsor Director pursuant to the stockholders agreement, unless our Sponsor requests that it terminate at an earlier date.
Registration Rights Agreement
In connection with the IPO, we entered into a registration rights agreement that provides our Sponsor an unlimited number of “demand” registrations and customary “piggyback” registration rights and certain “demand” registrations and “piggyback” registration rights to other of our pre-IPO owners. The registration rights agreement also provides that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities which may arise under the Securities Act.
Indemnification Agreements
Following the IPO, we entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Maryland law and our charter and bylaws against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, we have been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.
There is currently no pending material litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought.
Warehouse Loans
From time to time certain of the IH Holding Entities borrowed funds in the form of warehouse loans from affiliates of our Sponsor. During the year ended December 31, 2016, interest on amounts borrowed accrued at rates based on a spread to LIBOR ranging from 250 to 275 basis points, and any unpaid interest amounts are compounded into the remaining unpaid principal balance on a monthly basis. For the year ended December 31, 2016, the largest aggregate principal amount outstanding under such warehouse loans was $114.3 million. As of December 31, 2016, we had repaid all outstanding borrowings under the warehouse loans and do not expect to obtain warehouse loans from our Sponsor in the future.
Loans to Directors and Executive Officers
In May 2014, we made a loan to Mr. Nicholas C. Gould, a member of our board of directors, pursuant to a promissory note in the principal amount of $7.5 million. The note accrued interest at a rate of 1.97% per annum, which was added to principal on each anniversary of the issue date and was secured by equity interests held by Mr. Gould in Invitation Homes L.P. As of December 31, 2016, the note had an outstanding balance, including capitalized interest, of approximately $7.7 million. On January 5, 2017, the note was canceled. The transaction was accounted for as a distribution. See “Note 14—Subsequent Events” to our combined and consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
In November 2015, we made a loan to Mr. Dallas B. Tanner, our Executive Vice President and Chief Investment Officer, pursuant to a promissory note in the principal amount of $1.5 million, in connection with Mr. Tanner’s relocation to Company headquarters in Dallas, Texas. The note accrued interest at a rate of 1.57% per annum, which was added to principal on each anniversary of the issue date and was secured by equity interests held by Mr. Tanner in Invitation Homes L.P. In December 2016, we purchased approximately $1.5 million of Incentive Units at fair value from Mr. Tanner, and following the purchase of such units, Mr. Tanner repaid the outstanding balance on the note.
Sponsor Exemption from Ownership Limit
In order for us to qualify as a REIT for U.S. federal income tax purposes, our stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year for which an election to be a REIT has been made) or during a proportionate part of a shorter taxable year. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities such as qualified pension plans) during the last half of a taxable year (other than the first year for which an election to be a REIT has been made).
Our charter contains restrictions on the ownership and transfer of our stock. Subject to certain exceptions, no person or entity may beneficially own, or be deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% (in value or by number of shares, whichever is more restrictive) of our outstanding common stock or 9.8% in value of our outstanding stock. We refer to these restrictions, collectively, as the “ownership limit.” Our board of directors granted an exemption from the ownership limit to our Sponsor and its affiliates.
Directed Share Program
In connection with our IPO, we reserved shares of our common stock for purchase by our directors, officers, employees and related persons at the IPO price of $20.00 per share as part of a directed share program. Mr. G. Irwin Gordon, an executive officer, purchased 10,000 shares for $0.2 million under the directed share program, and Mr. Maurice Tanner, a parent of Mr. Dallas Tanner our executive officer, purchased 105,000 shares for $2.1 million under the directed share program.
Other Relationships
Blackstone Advisory Partners L.P., an affiliate of Blackstone, served as an underwriter in our IPO and received aggregate fees of approximately $4.0 million in connection therewith.
In connection with the IPO, Mr. Peter Gould (Mr. Nicholas Gould’s brother) received 31,250 restricted stock units in respect of his IH6 Bonus Awards and 305,021 shares of common stock in respect of his Class A units in the Promote Partnerships. Similar to the restricted stock units delivered to our named executive officers and directors in respect of their IH6 Bonus Awards, Mr. Gould’s restricted stock units are fully vested but will be delivered six months and one day after the IPO.

Item 14. Principal Accountant Fees and Services.
Audit and Non-Audit Fees
In connection with the audit of the 2016 combined and consolidated financial statements, we entered into an agreement with Deloitte & Touche LLP which sets forth the terms by which Deloitte & Touche LLP performed audit services for the Company.
The following table presents fees for professional services rendered by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our financial statements for 2016 and 2015 and for fees billed for other services rendered by Deloitte &Touche during those periods.

($ in thousands)	2016	2015
Audit fees(1)	$1,671	$2,291
Audit related fees(2)	2,186	—
Tax fees(3)	220	191
All other fees(4)	860	—
Total	$4,937	$2,482

(1)
Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Deloitte & Touche for the audits of the IH Holding Entities and certain of their wholly-owned subsidiaries as required by debt or other operating agreements, including the audit of our combined and consolidated financial statements as of and for the year ended December 31, 2016.

(2)
Includes the aggregate fees recognized during 2016 for professional services rendered by Deloitte & Touche for the audit of our combined and consolidated annual financial statements as of and for the years ended December 31, 2015 and 2014, and review of other information included in our Registration Statement and other pre-IPO SEC filings.

(3)	Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning.

(4)
Includes the aggregate fees recognized in each of the last two fiscal years for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning specifically related to our IPO.

Consistent with SEC policies regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm and pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement. Effective with the completion of our IPO, the Audit Committee will, prior to such engagement, pre-approve independent public accounting firm services within each category and the fees of each category are budgeted. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report.

(a)	Financial Statements

Invitation Homes Inc. Balance Sheet as of December 31, 2016
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	F-1
Balance Sheet	F-2
Notes to Balance Sheet	F-3

Invitation Homes Combined and Consolidated Financial Statements as of December 31, 2016 and 2015 and for the three years in the period ended December 31, 2016
Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	F-5
Combined and Consolidated Balance Sheets	F-6
Combined and Consolidated Statements of Operations	F-7
Combined and Consolidated Statements of Equity	F-8
Combined and Consolidated Statements of Cash Flows	F-9
Notes to Combined and Consolidated Financial Statements	F-11

(b)	Financial Statement Schedules

Invitation Homes as of December 31, 2016 and for the three years in the period ended December 31, 2016
Schedule III Real Estate and Accumulated Depreciation	F-39

(c)Exhibits

EXHIBIT INDEX

Exhibit number	Description
3.1	Charter of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

3.2
Amended and Restated Bylaws of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

10.1
Stockholders Agreement, dated as of January 31, 2017, by and among the Company and the equity holders named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

10.2	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

10.3	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.4
Registration Rights Agreement, dated as of January 31, 2017, by and among the Company and the equityholders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No.1-38004) filed on February 6, 2017).

10.5
Revolving Credit and Term Loan Agreement, dated as of February 6, 2017, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

10.6
Loan Agreement, between 2014-2 IH Borrower L.P. and German American Capital Corporation, dated as of August 14, 2014 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.7
Loan Agreement, between 2014-3 IH Borrower L.P. and German American Capital Corporation, dated as of November 12, 2014 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.8
Loan Agreement, between 2015-1 IH2 Borrower L.P. and JPMorgan Chase Bank, National Association, dated as of January 29, 2015 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.9
Loan Agreement, between 2015-2 IH2 Borrower L.P. and JPMorgan Chase Bank, National Association, dated as of April 10, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.10
Loan Agreement, between 2015-3 IH2 Borrower L.P. and JPMorgan Chase Bank, National Association, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

Exhibit number	Description
10.11
Employment Agreement with John B. Bartling Jr., dated November 25, 2014 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.12
Employment Agreement with Dallas B. Tanner, dated November 9, 2015 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.13
Employment Agreement with Ernest M. Freedman, dated September 4, 2015 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.14
Form of Invitation Homes 6 L.P. Bonus Award Program Letter Agreement (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.15
Form of Invitation Homes Inc. Restricted Stock Grant and Acknowledgment (Converted Incentive Units) (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.16
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (2 Tranche Vesting)) (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.17
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (3 Tranche Vesting)) (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.18
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Ernest M. Freedman (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.19
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Dallas B. Tanner (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.20
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Bryce Blair (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.21
Form of Award Notice and Restricted Stock Unit Agreement for Non-Employee Directors (General Form) (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte & Touche LLP.

Exhibit number	Description
31.1	Certificate of John B. Bartling Jr., President and Chief Executive Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate of John B. Bartling Jr., President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1
Form of Amended and Restated Agreement of Limited Partnership of Invitation Homes Operating Partnership LP, (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

99.2	Section 13(r) Disclosure.

† This document has been identified as a management contract or compensatory plan or arrangement.

Certain agreements and other documents filed as exhibits to this Annual Report on Form 10-K contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 30th day of March 2017.

Invitation Homes Inc.

By:	/s/ John B. Bartling Jr.
Name: John B. Bartling Jr.
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 30th day of March 2017.

Signature	Title

/s/ John B. Bartling Jr.	President, Chief Executive Officer and Director
John B. Bartling Jr.	(Principal Executive Officer)

/s/ Ernest M. Freedman	Executive Vice President and Chief Financial Officer
Ernest M. Freedman	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Senior Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Bryce Blair	Executive Chairman and Director
Bryce Blair

Signature	Title

/s/ Nicholas C. Gould	Director
Nicholas C. Gould

/s/ Kenneth A. Caplan	Director
Kenneth A. Caplan

/s/ Jonathan D. Gray	Director
Jonathan D. Gray

/s/ Robert G. Harper	Director
Robert G. Harper

/s/ John B. Rhea	Director
John B. Rhea

/s/ David A. Roth	Director
David A. Roth

/s/ John G. Schreiber	Director
John G. Schreiber

/s/ Janice L. Sears	Director
Janice L. Sears

/s/ William J. Stein	Director
William J. Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Invitation Homes Inc.
Dallas, Texas

We have audited the accompanying balance sheet of Invitation Homes Inc. (the “Company”), as of December 31, 2016. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such balance sheet presents fairly, in all material respects, the financial position of Invitation Homes Inc. as of December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 30, 2017

INVITATION HOMES INC.
BALANCE SHEET
As of December 31, 2016

Assets:
Cash	$1
Total assets	$1

Liabilities	$—
Stockholder’s equity:
Common stock, par value $0.01 per share, 1,000 shares authorized, 100 shares issued and outstanding	1
Additional paid-in capital	—
Total liabilities and stockholder’s equity	$1

The accompanying notes are an integral part of this balance sheet.

INVITATION HOMES INC.
NOTES TO BALANCE SHEET

Note 1—Organization
Invitation Homes Inc. (the “Company”) was incorporated in the State of Delaware and capitalized on October 4, 2016. At December 31, 2016, under its charter, the Company was authorized to issue up to 1,000 shares of common stock, par value $0.01 per share. Since inception, and through January 30, 2017, Invitation Homes Inc. did not engage in any business or activity.
On January 31, 2017, certain transactions were effected (the “Pre-IPO Transactions”) that resulted in the Company’s ownership of Invitation Homes Operating Partnership LP (the “Operating Partnership”) which holds, indirectly or directly, a portfolio of approximately 48,000 homes previously owned by six affiliated holding entities: Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P., and Invitation Homes 6 L.P. (the owners of which are collectively referred to as the “Pre-IPO Owners”). The Operating Partnership is a wholly owned subsidiary of the Company directly and through Invitation Homes OP GP LLC, also a wholly owned subsidiary, which serves as the Operating Partnership’s sole general partner. The six holding entities and the Operating Partnership are collectively referred to herein as the “IH Holding Entities.” On February 6, 2017, the Company changed its jurisdiction of incorporation to Maryland. The Pre-IPO Transactions also included amendments to the Company’s charter providing for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, $0.01 par value per share. On February 6, 2017, the Company completed an initial public offering of 88,550,000 shares of its common stock (the “IPO”). An additional 225,116,760 shares of common stock were issued to the Pre-IPO Owners, including shares held by directors, officers, and employees. The effects of these Pre-IPO Transactions and the IPO are not recognized in the accompanying balance sheet as all were effected subsequent to December 31, 2016.
The Pre-IPO Transactions will be accounted for as a reorganization of entities under common control in our 2017 financial statements which will recognize the assets and liabilities received in conjunction with the Pre-IPO Transactions at their historical carrying amounts, as reflected in the combined and consolidated financial statements of the IH Holding Entities.
The Company intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. The Company will generally not be subject to federal income tax to the extent that it distributes at least 90% of its taxable income for each year to its shareholders. REITs are additionally subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income and to federal income and excise taxes on its undistributed income.
Note 2—Summary Of Significant Accounting Policies
The accompanying balance sheet has been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States. Separate statements of operations, comprehensive income, stockholder’s equity, and cash flows have not been presented because there have been no activities of this entity as of December 31, 2016.
Use of Estimates
The preparation of the accompanying balance sheet in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the balance sheet. These estimates are inherently subjective in nature and actual results could differ from those estimates.
Organizational Costs and Offering Expenses
Through December 31, 2016, $15.9 million of costs and expenses had been incurred in connection with the IPO. These costs and expenses have been paid on the Company’s behalf by affiliates of the Company’s sole stockholder (see Note 3). When recorded in the Company’s financial statements, organizational expenses will be expensed as incurred, and direct offering costs associated with the IPO will be charged to equity.

INVITATION HOMES INC.
NOTES TO BALANCE SHEET

Commitments and Contingencies
The Company is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against the Company.
Note 3—Stockholder’s Equity
At December 31, 2016, the Company was authorized to issue 1,000 shares of common stock, par value $0.01 per share. The Company issued 100 shares of common stock to its sole stockholder, Invitation Homes 2-A L.P., in exchange for $1.00 cash on October 4, 2016. See Note 1 for changes to authorized shares subsequent to December 31, 2016.
Note 4—Subsequent Events
In connection with the preparation of the accompanying balance sheet as of December 31, 2016, the Company has evaluated events and transactions occurring after December 31, 2016, for potential recognition or disclosure.
In addition to the Pre-IPO Transactions and the IPO more fully described in Note 1, an additional approximate$9.6 million of costs and expenses have been incurred in connection with the IPO subsequent to December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of
Invitation Homes Inc.
Dallas, Texas

We have audited the accompanying combined and consolidated balance sheets of Invitation Homes and subsidiaries (the “Company”), as of December 31, 2016 and 2015, and the related combined and consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of Invitation Homes and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic combined and consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 30, 2017

INVITATION HOMES
COMBINED AND CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(in thousands)

	2016	2015
Assets:
Investments in single-family residential properties:
Land	$2,703,388	$2,640,615
Building and improvements	7,091,457	6,955,784
	9,794,845	9,596,399
Less: accumulated depreciation	(792,330)	(543,698)
Investments in single-family residential properties, net	9,002,515	9,052,701
Cash and cash equivalents	198,119	274,818
Restricted cash	222,092	219,174
Other assets, net	309,625	250,285
Total assets	$9,732,351	$9,796,978

Liabilities:
Credit facilities, net	$2,315,541	$2,347,741
Mortgage loans, net	5,254,738	5,264,193
Warehouse loans	—	114,023
Accounts payable and accrued expenses	88,052	82,817
Resident security deposits	86,513	81,169
Other liabilities	30,084	20,004
Total liabilities	7,774,928	7,909,947

Equity:
Combined equity	1,957,423	1,887,031
Total equity	1,957,423	1,887,031
Total liabilities and equity	$9,732,351	$9,796,978

The accompanying notes are an integral part of these combined and consolidated financial statements.

INVITATION HOMES
COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Rental revenues	$877,991	$800,210	$631,115
Other property income	44,596	35,839	27,607
Total revenues	922,587	836,049	658,722

Operating expenses:
Property operating and maintenance	360,327	347,962	320,658
Property management expense	30,493	39,459	62,506
General and administrative	69,102	79,428	88,177
Depreciation and amortization	267,681	250,239	215,808
Impairment and other	4,207	4,584	3,396
Total operating expenses	731,810	721,672	690,545
Operating income (loss)	190,777	114,377	(31,823)

Other income (expenses):
Interest expense	(286,048)	(273,736)	(235,812)
Other	(1,558)	(3,121)	(1,991)
Total other income (expenses)	(287,606)	(276,857)	(237,803)

Loss from continuing operations	(96,829)	(162,480)	(269,626)
Gain (loss) on sale of property	18,590	2,272	(235)

Net loss	$(78,239)	$(160,208)	$(269,861)

The accompanying notes are an integral part of these combined and consolidated financial statements.

INVITATION HOMES
COMBINED AND CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015, and 2014
(in thousands)

Combined Equity
Balance as of January 1, 2014	$2,949,807
Net loss	(269,861)
Contributions	557,516
Issuance of Series A Preferred Stock	1,130
Note receivable issued to Class B unitholders	(18,728)
Distributions and dividends	(787,471)
Series A Preferred Stock dividends	(127)
Noncash incentive compensation expense	24,335
Balance as of December 31, 2014	$2,456,601
Net loss	(160,208)
Contributions	246,820
Note receivable issued to Class B unitholders	(1,500)
Distributions and dividends	(682,470)
Series A Preferred Stock dividends	(136)
Noncash incentive compensation expense	27,924
Balance as of December 31, 2015	$1,887,031
Net loss	(78,239)
Contributions	138,002
Accrued interest on Class B notes	(972)
Notes receivable repaid by Class B unitholders	1,527
Series A Preferred Stock dividends	(136)
Noncash incentive compensation expense	10,210
Balance as of December 31, 2016	$1,957,423

The accompanying notes are an integral part of these combined and consolidated financial statements.

INVITATION HOMES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net loss	$(78,239)	$(160,208)	$(269,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	267,681	250,239	215,808
Noncash incentive compensation expense	10,210	27,924	24,335
Amortization of deferred leasing costs	13,756	20,003	27,258
Amortization of deferred financing costs	45,819	64,186	63,357
Amortization of discount on mortgage loans	4,900	5,663	1,209
Accretion of discount on investments in debt securities	(256)	—	—
Provision for (recovery of) uncollectible resident receivables	44	(332)	1,471
Provisions for impairment	2,282	1,448	423
(Gain) loss on sale of property	(18,590)	(2,272)	235
Paid in kind interest on warehouse loans	1,238	3,779	10,512
Paid in kind interest on Class B notes receivable	(972)	—	—
Change in fair value of derivative instruments	9,260	2,110	—
Straight-line rent	(736)	(760)	(1,643)
Changes in operating assets and liabilities:
Restricted cash related to security deposits	(5,928)	(9,600)	(30,386)
Other assets, net	(14,531)	(18,407)	(26,105)
Accounts payable and accrued expenses	6,936	(1,097)	6,785
Resident security deposits	5,344	10,061	30,235
Other liabilities	1,908	4,737	(5,182)
Net cash provided by operating activities	250,126	197,474	48,451

Investing Activities:
Changes in amounts deposited and held by others	5,718	10,275	22,473
Acquisition of single-family residential properties	(284,224)	(790,583)	(1,404,985)
Initial renovations to single-family residential properties	(56,802)	(111,260)	(334,142)
Other capital expenditures for single-family residential properties	(45,936)	(49,773)	(56,952)
Corporate capital expenditures	(3,857)	(2,031)	(4,011)
Proceeds from sale of residential properties	143,090	135,570	20,116
Purchases of investments in debt securities	(16,036)	(118,576)	(74,469)
Changes in restricted cash	3,010	66,545	(67,727)
Net cash used in investing activities	(255,037)	(859,833)	(1,899,697)

Financing Activities:
Contributions	138,002	246,792	557,381
Issuance of Series A Preferred Stock	—	—	1,130
Notes receivable (issued to) repaid by Class B unitholders	1,527	(1,500)	(18,728)

INVITATION HOMES
COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Distributions and dividends	—	(682,470)	(787,471)
Series A Preferred Stock dividends	(136)	(136)	(127)
Offering costs paid	(2,969)	—	—
Proceeds from credit facilities	184,682	901,572	1,341,751
Repayments on credit facilities	(219,045)	(1,955,018)	(1,648,037)
Proceeds from mortgage loans	—	2,370,867	2,471,790
Repayments on mortgage loans	(46,817)	(17,964)	(4,791)
Proceeds from warehouse loans	—	144,698	292,000
Repayments on warehouse loans	(115,261)	(305,129)	(441,000)
Purchase of interest rate caps	(577)	(2,189)	—
Deferred financing costs paid	(11,194)	(47,942)	(58,621)
Net cash (used in) provided by financing activities	(71,788)	651,581	1,705,277

Change in cash and cash equivalents	(76,699)	(10,778)	(145,969)
Cash and cash equivalents, beginning of period	274,818	285,596	431,565
Cash and cash equivalents, end of period	$198,119	$274,818	$285,596

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$223,237	$203,694	$163,145
Non-cash investing and financing activities:
Accrued renovation improvements	$4,962	$8,582	$16,077
Accrued residential property capital improvements	3,847	1,906	2,418
Accrued acquisition costs	—	22	120
Residential properties classified as held for sale in other assets, net	45,062	—	—
Reclassification of deferred financing costs upon loan funding	—	3,398	—
Reduction of Class A subscription receivable in lieu of distribution	—	28	135

The accompanying notes are an integral part of these combined and consolidated financial statements.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 1—Organization and Formation
Invitation Homes (the “Company” or “Invitation Homes”) is a combination of entities formed by Blackstone Real Estate Partners VII L.P. (“BREP VII”), an investment fund sponsored by The Blackstone Group L.P., along with BREP VII’s affiliated side-by-side funds and co-investment vehicles (“BREP VII and Affiliates”).
The first Invitation Homes partnership was formed on June 12, 2012, through the establishment of Invitation Homes L.P. (“IH1”) and its wholly-owned subsidiary, THR Property Management L.P. (the “Manager”). Preeminent Holdings, Inc. (“IH2”) was created on February 14, 2013, Invitation Homes 3 L.P. (“IH3”) on August 8, 2013, Invitation Homes 4 L.P. (“IH4”) on January 10, 2014, Invitation Homes 5 L.P. (“IH5”) on August 22, 2014, and Invitation Homes 6 L.P. (“IH6”) on June 15, 2015 (collectively with IH1, the “Invitation Homes Partnerships”). The Company is a combination of the Invitation Homes Partnerships and the Operating Partnership as defined below.
We were formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Moreover, through the Manager, we provide all management and other administrative services with respect to the properties we own.
IH1 is owned by Invitation Homes GP LLC as general partner and, collectively, THR Investor LLC and certain management individuals as limited partners. IH2, a Delaware corporation, is owned by Preeminent Parent L.P. and IH2 Property Holdings Inc. IH3 is owned by Invitation Homes 3 GP LLC as general partner and, collectively, BREP IH3 Co-Investment Partners, L.P., BREP IH3 Holdings LLC, BTO IH3 Holdings L.P., Blackstone Real Estate Holdings VII—ESC L.P., and Blackstone Family Tactical Opportunities Investment Partnership ESC L.P. as limited partners. IH4 is owned by Invitation Homes 4 GP LLC as general partner and, collectively, BREP IH4 Holdings LLC, BTO IH3 Holdings L.P., Blackstone Real Estate Holdings VII—ESC L.P., and Blackstone Family Tactical Opportunities Investment Partnership ESC L.P., and certain management individuals as limited partners. IH5 is owned by Invitation Homes 5 GP LLC as general partner and, collectively, BREP IH5 Holdings LLC, Blackstone Total Alternatives Solution 2014 L.P., Blackstone Real Estate Holdings VII—ESC L.P., and certain management individuals as limited partners. IH6 is owned by Invitation Homes 6 GP LLC as general partner and BREP IH6 Holdings LLC as limited partner. These owner entities of the Invitation Homes Partnerships are collectively referred to as the “Pre-IPO Owners.”
Each of the Invitation Homes Partnerships is comprised of wholly-owned subsidiaries that were formed for specific operating purposes and several wholly-owned subsidiaries that were formed to facilitate our financing arrangements (the “Borrower Entities”). These Borrower Entities are used to align the ownership of our single-family residential properties with individual debt instruments. Collateral for the individual debt instruments is in the form of equity interests in the Borrower Entities or in pools of single-family residential properties owned either directly by the Borrower Entities or indirectly by their wholly-owned subsidiaries (see Note 6).
On October 4, 2016, Invitation Homes Inc. was incorporated in the State of Delaware and was capitalized as of that date by an investment from one of our Pre-IPO Owners. Since inception, and through January 30, 2017, Invitation Homes Inc. did not engage in any business or activity.
On December 14, 2016, Invitation Homes Operating Partnership LP (the “Operating Partnership”) and its general partner, Invitation Home OP GP LLC (the “OP General Partner”), were formed by one of our Pre-IPO Owners. The Operating Partnership began negotiating and entering into certain debt and hedge instruments upon its inception, as more fully described in Notes 7 and 14. As these activities were integrally related to our operations, the Operating Partnership has been included in our combined and consolidated financial statements since its inception.
The Invitation Homes Partnerships and the Operating Partnership are under the common control of BREP VII and Affiliates. BREP VII and Affiliates have the ability to control each of the Invitation Homes Partnerships and manage and operate the Invitation Homes Partnerships through the Manager and a common board of directors. The historical financial statements of the Operating Partnership and the Invitation Homes Partnerships and their consolidated subsidiaries have been combined in these financial statements.
References to “Invitation Homes,” or the “Company,” “we,” “our,” and “us” refer, collectively, to IH1, IH2, IH3, IH4, IH5, IH6, the Manager, and the Operating Partnership.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Reorganization and Initial Public Offering
On January 31, 2017, we, our Pre-IPO Owners, and Invitation Homes, Inc. effected certain transactions (the “Pre-IPO Transactions”) that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our combined and consolidated financial statements, including the full portfolio of homes held by the Invitation Homes Partnerships. As a result of the Pre-IPO Transactions, the Operating Partnership is wholly owned by Invitation Homes Inc. directly and through its wholly owned subsidiary, the OP General Partner. More specifically:

•	Invitation Homes Inc. acquired all of the assets, liabilities, and operations held directly or indirectly by Preeminent Holdings Inc. through certain mergers and related transactions as follows:

•
IH2 Property Holdings Inc., a parent entity of Preeminent Holdings Inc., merged with and into Invitation Homes Inc., with Invitation Homes Inc. as the entity surviving the merger (the “IH2 Property Holdings Merger”), and the issued and outstanding shares of IH2 Property Holdings Inc., all of which are held by certain of the Pre-IPO Owners, were converted into newly issued shares of common stock of Invitation Homes Inc.; and

•
following the IH2 Property Holdings Merger, Preeminent Holdings Inc. merged with and into Invitation Homes Inc., with Invitation Homes Inc. as the entity surviving the merger (the “Preeminent Holdings Merger”). In the Preeminent Holdings Merger, all of the shares of common stock of Preeminent Holdings Inc. issued and outstanding immediately prior to such merger, other than the shares held by Invitation Homes Inc., were converted into shares of newly issued common stock of Invitation Homes Inc. As a result of the Preeminent Holdings Merger, Invitation Homes Inc. holds all of the assets and operations held directly or indirectly by Preeminent Holdings Inc. prior to such merger;

•
prior to the Preeminent Holdings Merger, our Pre-IPO Owners contributed to Invitation Homes Inc. their interests in each of the other Invitation Homes Partnerships (other than Preeminent Holdings Inc.) in exchange for newly-issued shares of Invitation Homes Inc.; and

•
Invitation Homes Inc. contributed to the Operating Partnership all of the interests in the Invitation Homes Partnerships (other than Preeminent Holdings Inc., the assets, liabilities and operations of which were contributed to the Operating Partnership).

The Pre-IPO Transactions will be accounted for as a reorganization of entities under common control utilizing historical cost basis in our 2017 financial statements.
On February 6, 2017, Invitation Homes Inc. changed its jurisdiction of incorporation to Maryland. The Pre-IPO Transactions also included amendments to the Invitation Homes Inc. charter which provide for the issuance of up to 9,000,000,000 shares of common stock. IH2 Property Holdings Inc. elected to qualify as a real estate investment trust (“REIT”) for United States federal income tax purposes commencing with its taxable year ended December 31, 2013. Effective upon consummation of the IH2 Property Holdings Merger pursuant to the Pre-IPO Transactions, Invitation Homes Inc. will be subject to such REIT election.
On February 6, 2017, Invitation Homes Inc. completed an initial public offering (“IPO”) of 88,550,000 shares of common stock at a price to the public of $20.00 per share. An additional 225,116,760 shares of common stock were issued to the Pre-IPO Owners, including shares held by directors, officers, and employees. See Note 14 for additional information.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying combined and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission. The combined and consolidated financial statements include the accounts of the Operating Partnership, the Invitation Homes Partnerships, and their consolidated wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the combined and consolidated financial statements.
We consolidate entities when we own, directly or indirectly, a majority interest in the entity or are otherwise able to control the entity. We consolidate variable interest entities (“VIEs”) in accordance with Accounting Standards Codification

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

(“ASC”) 810, Consolidation, as amended by Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis (“ASU 2015-02”), if we are the primary beneficiary of the VIE as determined by our power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.
Statements of comprehensive loss have not been included in these combined and consolidated financial statements due to there being no items of other comprehensive loss that would cause a difference between our net loss and our comprehensive loss.
Reclassifications
Certain amounts in the combined and consolidated balance sheets for the previously reported year ended December 31, 2015 have been reclassified to conform to the current period presentation. Amounts deposited and held by others of $6,978 were reclassified from amounts deposited and held by others, to other assets, net on the combined and consolidated balance sheet. The reclassification did not affect the Company’s financial position, results of operations, or its cash flows.
Adoption of New Accounting Standards
On January 1, 2014, we early adopted the provisions of ASU 2015-02. The amended guidance of ASU 2015-02 modifies the analysis that companies must perform in order to determine whether a legal entity should be consolidated. The amended guidance simplifies current consolidation rules by (i) reducing the number of consolidation models, (ii) reducing the circumstances in which a reporting entity may have to consolidate a legal entity solely based on a fee arrangement with another legal entity, (iii) placing more weight on the risk of loss in order to identify the party that has a controlling financial interest, (iv) reducing the number of instances that related party guidance needs to be applied when determining the party that has a controlling financial interest, and (v) changing rules for companies in certain industries that ordinarily employ limited partnership or VIE structures. The retrospective adoption of ASU 2015-02 did not have an impact on our combined and consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which resulted in the reclassification of debt issuance costs related to a recognized debt liability from deferred financing costs, net to a reduction of our reportable credit facilities, net and mortgage loans, net balances on our combined and consolidated balance sheets. Subsequently, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (“ASU 2015-15”), in August 2015 to address deferred issuance costs attributable to line of credit arrangements. ASU 2015-15 allows a company to defer debt issuance costs associated with line-of-credit arrangements, including arrangements with no substantial outstanding borrowings, classify them as an asset, and amortize them over the term of the arrangements. Effective January 1, 2015, we adopted ASU 2015-03 and ASU 2015-15, with full retrospective application as required by the guidance. This adoption had no impact on our net loss or cash flows provided by operations for any period presented.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which provides guidance with respect to management’s responsibility related to evaluating whether there is a substantial doubt about an entity’s ability to continue as a going concern as well as to provide related footnote disclosures. Effective December 31, 2016, we adopted ASU 2014-15. This adoption had no impact on our combined and consolidated financial statements for any period presented.
Use of Estimates
The preparation of the combined and consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

liabilities at the date of the combined and consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates are inherently subjective in nature and actual results could differ from those estimates.
Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. In general, acquisitions of single-family residential properties with an in-place lease are treated as a business combination under ASC 805, Business Combinations.
Substantially all of our transactions are asset acquisitions recorded at their purchase price, and the purchase price is allocated between land and building and improvements based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs.
Transactions determined to be business combinations are recorded at the purchase price (which approximates fair value), and the purchase price is allocated to land, building and improvements, and the in-place lease intangibles based upon their fair values at the date of acquisition. Acquisition costs are expensed in the period in which they are incurred and are reflected in other expenses in the accompanying combined and consolidated statements of operations. The fair values of acquired in-place lease intangibles are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our combined and consolidated balance sheets (see Note 5).
Cost Capitalization
We incur costs to acquire, stabilize and prepare our single-family residential properties to be rented. We capitalize these costs as a component of our investment in each single-family residential property, using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing our properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities, HOA fees, and the salaries and benefits of the Manager’s employees who are directly responsible for the execution of our stabilization activities. The capitalization period associated with our stabilization activities begins at such time that activities commence and concludes at the time that a single-family residential property is available to be leased.
Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for certain furniture and fixtures additions. The determination of which costs to capitalize requires significant judgment. Accordingly, many factors are considered as part of our evaluation processes with no one factor necessarily determinative.
Depreciation
Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight line basis. The depreciation period commences upon the cessation of stabilization related activities or upon the completion of improvements made on an ongoing basis. For those costs capitalized in connection with residential property acquisitions and stabilization activities and those capitalized on an ongoing basis, the useful lives range from 7 years to 28.5 years.
Provisions for Impairment
We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. Examples of such events and changes in circumstances that we consider include significant and persistent declines in an individual property’s net operating income, regional changes in home price appreciation as measured by certain independently developed indices, change in expected use of the property, significant adverse legal factors, substantive damage to the individual property as a result of natural disasters and other risks inherent in our business not covered by insurance proceeds, or a current expectation that a property will be disposed of prior to the end of its estimated useful life.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. Cash flow projections are prepared using internal analyses based on current rental, renewal, and occupancy rates, operating expenses, and inputs from our annual planning process that give consideration to each property’s historical results, current operating trends, and current market conditions. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. To determine the estimated fair value, we primarily consider local broker price opinions (“BPOs”). In order to validate the BPOs received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, Fair Value Measurements. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used by the broker in its BPO and any adjustments to comparable transactions made by the broker in reaching its value opinion.
The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative.
Single-Family Residential Properties Held for Sale and Discontinued Operations
From time to time we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale or presented as discontinued operations in accordance with GAAP.
Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property that is immediately available for sale in its present condition;(ii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iii) the sale of a property is probable within one year (generally determined based upon the execution of a sales contract); (iv) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we discontinue depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our combined and consolidated balance sheets.
In connection with the held for sale evaluation described above, we also perform an evaluation to determine whether the results of operations associated with such property, or properties, should be classified as discontinued operations within our combined and consolidated statements of operations. Factors considered as part of our discontinued operations evaluation process include whether a property or a group of properties that are disposed of or classified as held for sale represent a strategic shift that has or will have a major effect on our financial results. As of December 31, 2016 and 2015, we classified $45,062 and $0, respectively, as held for sale assets in our combined and consolidated financial statements (See Note 5). As of and for the years ended December 31, 2016, 2015, and 2014, no properties have been classified as discontinued operations in our combined and consolidated financial statements.
Cash and Cash Equivalents
For purposes of presentation on both the combined and consolidated balance sheets and statements of cash flows, we consider financial instruments with an original maturity of three months or less to be cash and cash equivalents. Cash balances are held with a single financial institution in an amount that exceeds the Federal Deposit Insurance Corporation insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit. We believe any risks are mitigated through the size of the financial institution at which our cash balances are held.
Restricted Cash
Restricted cash represents cash deposited in accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums and deductibles, capital expenditures, and prepayments (see Note 4). Amounts deposited in these accounts can only be used as provided for in the credit facility and mortgage loan agreements (see Note 6), and, therefore, are separately presented within our combined and consolidated balance sheets. For purposes of classification within the

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

combined and consolidated statements of cash flows, amounts deposited in these accounts are classified as investing activities other than those related to resident security deposits, which are classified as operating activities.
Held to Maturity Investments
Investments in debt securities that we have a positive intent and ability to hold to maturity are classified as held to maturity and are presented within other assets, net on our combined and consolidated balance sheets (see Note 5). These investments are recorded at amortized cost. Investments are reviewed at each reporting period for declines in fair value below the amortized cost basis that are other than temporary. Interest income, including amortization of any premium or discount, is classified as other in the combined and consolidated statements of operations. For purposes of classification within the combined and consolidated statements of cash flows, amounts paid for these securities are classified as investing activities.
Deferred Financing Costs
Costs incurred that are directly attributable to procuring external financing are deferred and amortized over the term of the related financing arrangement as interest expense on the combined and consolidated statements of operations. Costs that are deferred for the procurement of such financing are presented either as an asset in other assets, net when associated with a revolving debt instrument and prior to funding of a loan or as a liability in credit facilities, net or mortgage loans, net when associated with other indebtedness. Unamortized financing costs are charged to earnings when debt is retired before the maturity date.
Revenue Recognition and Resident Receivables
Rental revenue, net of any concessions, is recognized monthly as it is earned on a straight-line basis over the term of the lease. Other property income is recognized when earned and realized or realizable.
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of residents to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, and overall delinquencies. The provision for doubtful accounts is recorded as a reduction of rental revenues and other property income in our combined and consolidated statements of operations.
Deferred Leasing Costs
Costs associated with leasing our single family residential properties, which consist of commissions paid to leasing agents and costs associated with evaluating a resident’s financial condition, are deferred in the period in which they are incurred as a component of deferred leasing costs and are subsequently amortized over the lease term. Deferred leasing costs are included as a component of other assets, net within our combined and consolidated balance sheets and their amortization is classified as property operating and maintenance within the combined and consolidated statements of operations (see Note 5). Costs incurred in connection with our leasing activities that do not result in the execution of a lease are expensed in the period incurred.
Noncash Incentive Compensation Expense
We recognize noncash incentive compensation expense based on the estimated fair value of the incentive compensation units and vesting conditions of the related incentive unit agreements. IH1’s incentive units were granted to employees of the Manager, our wholly owned subsidiary. Therefore, the noncash incentive compensation expense is based on the grant-date fair value of the units and recognized in expense over the service period. Additional compensation expense is recognized if modifications to existing incentive unit agreements result in an increase in the post-modification fair value of the units that exceeds their pre-modification fair value. Because units in IH2, IH3, IH4, and IH5 were granted to non-employees of those respective partnerships, fair value is re-measured for unvested units at the end of each reporting period. The fair value of all incentive units is determined based on a valuation model that takes into account discounted cash flows and a market approach based on comparable companies and transactions (see Note 10). Noncash incentive compensation expense is presented as a component of general and administrative expense and property management expense in our combined and consolidated statements of operations.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Fair Value Measurements
The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between two willing parties. This amount is determined based on an exit price approach, which contemplates the price that would be received to sell an asset (or paid to transfer a liability) in an orderly transaction between market participants at the measurement date. GAAP has established a valuation hierarchy based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:
Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;
Level 2—Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and
Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
See Note 11 for further information related to our fair value measurements.
Derivatives
We enter into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes. We do not enter into Hedging Derivative transactions for trading or other speculative purposes. Pursuant to the terms of our credit facilities and mortgage loans, we are required to maintain certain interest rate caps. We enter into interest rate swap agreements to hedge the risk arising from changes in the one-month London Interbank Offered Rate (“LIBOR”). The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR. As of December 31, 2016, we have not elected to designate these Hedging Derivatives as effective hedging instruments. The fair value of Hedging Derivatives that are in an asset position are included in other assets and those in a liability position are included in accrued expenses and other liabilities on our combined and consolidated balance sheets. The related changes in fair value of these investments are reflected within interest expense in the combined and consolidated statements of operations. See Note 7 for further discussion of derivative financial instruments.
Income Taxes
IH1, IH3, IH4, IH5, and IH6 are structured as partnerships and therefore are not subject to federal and state income taxes.
IH2 elected to be treated as a REIT under the Internal Revenue Code and the corresponding provisions of state law. All distributions made by IH2 during the years ended December 31, 2016, 2015, and 2014, were treated as returns of capital for income tax purposes. REITs generally are not required to pay federal income taxes on their net income that is currently distributed to shareholders if they distribute to shareholders at least 90% of their United States taxable income and meet certain income, asset and organizational tests. Accordingly, we generally will not be subject to federal income tax as long as IH2 continues to qualify as a REIT.
We have elected to treat certain of the wholly owned subsidiaries of IH2 as taxable REIT subsidiaries (“TRSs”). TRSs may participate in non-real estate related activities and/or perform non-customary services for residents and are subject to federal and state income tax at regular corporate tax rates.
We account for income taxes under the asset and liability method. For the TRSs, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties, including single-family homes in planned unit developments. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes net operating income as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level.
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years with. Early adoption is permitted only for transactions that occurred before the issuance date of the guidance and has not been previously reported in issued financial statements. We do not anticipate the adoption of this standard will have a material impact on our combined and consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that period changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents are explained in the statement of cash flow. Thus, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods with early adoption permitted. We are currently assessing the impact of the guidance on our combined and consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments including debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. We are currently evaluating the impact of the guidance on our combined and consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for us for annual reporting periods beginning after December 15, 2016, and for interim periods within those annual periods, with early adoption permitted. We do not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under current GAAP, while aligning with the FASB’s new revenue recognition guidance. The new standard will be effective for us for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the guidance on our combined and consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments,

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. We are currently evaluating the impact of the guidance on our combined and consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, we may adopt the full retrospective approach or the modified retrospective approach. Early adoption is permitted only as of annual reporting periods, and interim periods therein, beginning after December 15, 2016. We are currently evaluating the method of adoption of this guidance, as well as the impact of the guidance on our combined and consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2016	December 31, 2015
Land	$2,703,388	$2,640,615
Single-family residential property	6,829,579	6,696,760
Capital improvements	229,890	226,993
Equipment	31,988	32,031
Total gross investments in the properties	9,794,845	9,596,399
Less: accumulated depreciation	(792,330)	(543,698)
Investments in single-family residential properties, net	$9,002,515	$9,052,701

As of December 31, 2016 and 2015, the carrying amount of the residential property above included $122,009 and $120,477, respectively, of capitalized acquisition costs (excluding purchase price), along with $62,169 and $61,602, respectively, of capitalized interest, $26,050 and $25,880, respectively, of capitalized property taxes, $4,764 and $4,778, respectively, of capitalized insurance, and $2,890 and $2,857, respectively, of capitalized HOA fees.
During the years ended December 31, 2016, 2015, and 2014, we recognized $263,093, $245,065, and $207,289 respectively, of depreciation expense related to the components of the properties, $0, $601, and $5,145 respectively, of amortization related to in-place lease intangible assets, and $4,588, $4,573, and $3,374 respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization on the combined and consolidated statements of operations. Further, during the years ended December 31, 2016, 2015, and 2014, impairments totaling $2,282, $1,448, and $423 respectively, have been recognized and are included in impairment and other on the combined and consolidated statements of operations.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 4—Restricted Cash
Pursuant to the terms of the credit facility agreements and the mortgage loans described in Note 6, we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to the following types of accounts: (i) completion reserves; (ii) renovation reserves; (iii) leasing commission reserves; (iv) debt service reserves; (v) property tax reserves; (vi) insurance premium and deductible reserves; (vii) standing reserves; (viii) special reserves; (ix) termination fee reserves; (x) eligibility reserves; (xi) collections; and (xii) non-conforming property reserves. These reserve accounts are under the sole control of the Administrative Agent, as defined in the credit facility agreements, and the loan servicer of the mortgage loans. Additionally, we hold security deposits pursuant to resident lease agreements that are required to be segregated. Accordingly, amounts funded to these reserve accounts and security deposit accounts have been classified within our combined and consolidated balance sheets as restricted cash. Additionally, we hold letters of credit as required by certain of our insurance policies.
The amounts funded, and to be funded, to the reserve accounts are subject to formulae included in the credit facility agreements and mortgage loan agreements and are to be released to us subject to certain conditions (in consultation with the other named lenders to the credit facility agreements) specified therein being met. To the extent that an event of default were to occur, the loan servicer (as it relates to the Securitizations) and the Administrative Agent (in consultation with the other named lenders to the credit facilities, as it relates to the credit facilities) have discretion to use such funds to either settle the applicable operating expenses to which such reserves relate or reduce the allocated loan amount associated with a residential property of ours.
At December 31, 2016 and 2015, the balances in our restricted cash accounts are as set forth in the table below. No amounts were funded to the completion, renovation, leasing commission, debt service, termination fee, and nonconforming property reserve accounts as the conditions specified in the credit facility agreements that require such funding did not exist.

	December 31, 2016	December 31, 2015
Resident security deposits	$86,239	$80,311
Collections	42,767	47,256
Property taxes	52,256	44,697
Insurance premium and deductible	4,432	4,298
Standing and capital expenditure reserves	24,409	21,382
Special reserves	34	7,495
Eligibility reserves	9,274	13,735
Letters of credit	2,681	—
Total	$222,092	$219,174

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 5—Other Assets
At December 31, 2016 and 2015, the balances in other assets, net are as follows:

	December 31, 2016	December 31, 2015
Investments in debt securities, net	$209,337	$193,045
Held for sale assets(1)	45,062	—
Prepaid expenses	21,883	21,238
Deferred leasing costs, net	7,710	9,102
Rent and other receivables, net	11,604	8,846
Corporate fixed assets, net	6,247	6,980
Amounts deposited and held by others	1,260	6,978
Other	6,522	4,096
Total	$309,625	$250,285

(1)	As of December 31, 2016, 391 properties were classified as held for sale (see Note 14).
Investments in Debt Securities
In connection with certain of the Securitizations, as defined in Note 6, we previously acquired $193,045 of Class G certificates. In 2016, we purchased $16,423 of Class F certificates, which had a discount of $131 as of December 31, 2016. These investments in debt securities are classified as held to maturity investments (for additional information about the Securitizations, see Note 6). As of December 31, 2016 and 2015, there were no gross unrecognized holding gains or losses and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of December 31, 2016, the Class F and G certificates are scheduled to mature over the next 6 to 15 months.
Rent and Other Receivables
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net within the combined and consolidated balance sheets, is an allowance for doubtful accounts of $1,183 and $1,139, as of December 31, 2016 and 2015, respectively.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 6—Debt
Credit Facilities
Invitation Homes’ credit facilities were comprised of the following as of December 31, 2016 and 2015:

				Outstanding Principal Balance(3)
Credit Facility	Origination Date	Maturity Date(1)	Interest Rate(2)	December 31, 2016	December 31, 2015
IH1 2015(4)	April 3, 2015	October 3, 2017	4.02%	$85,492	$161,105
IH2 2015(5)	September 29, 2015	March 29, 2017	3.52%	43,859	116,109
IH3 2013(6)	December 19, 2013	June 30, 2017	3.77%	932,583	958,622
IH4 2014(7)	May 5, 2014	May 5, 2017	3.77%	529,866	556,987
IH5 2014(8)	December 5, 2014	June 5, 2017	3.94%	564,348	563,125
IH6 2016(9)	April 13, 2016	April 13, 2018	3.28%	165,437	—
Total				2,321,585	2,355,948
Less deferred financing costs, net				(6,044)	(8,207)
Total				$2,315,541	$2,347,741

(1)
The maturity dates above are reflective of all extensions that have been exercised. On February 6, 2017, the outstanding balances for all six credit facilities were repaid in full. See Note 14 for activity related to credit facilities subsequent to December 31, 2016.

(2)	Interest rates are based on a spread to LIBOR; as of December 31, 2016, LIBOR was 0.77%.

(3)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.

(4)	As of December 31, 2016, we had the right to borrow up to $85,492, bearing interest of LIBOR + 325 basis points, and an unused commitment fee of 50 basis points per year.

(5)	As of December 31, 2016, we had the right to borrow up to $105,800; bearing interest at LIBOR + 275 basis points, and an unused commitment fee of 50 basis points per year.

(6)
As of December 31, 2016, we had the right to borrow up to $932,583, bearing interest at either LIBOR + 300 or 425 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points per year.

(7)
As of December 31, 2016, we had the right to borrow up to $529,866, bearing interest at either LIBOR + 300 or 425 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points.

(8)
As of December 31, 2016, we had the right to borrow up to $564,348, bearing interest at either LIBOR + 275 or + 400 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points per year.

(9)
As of December 31, 2016, we had the right to borrow up to $550,000, bearing interest at either LIBOR + 250 or 375 basis points (depending on the nature of the financed property), and an unused commitment fee of 50 basis points per year.

Our credit facilities are subject to certain terms and conditions that must be satisfied to obtain additional draws. These terms and conditions are specific to each credit facility agreement and include the following range of provisions which are detailed in the respective credit facility agreements: (i) the aggregate loan principal balance may not exceed 55.00%-90.00% of the total cost basis associated with financed properties; (ii) the aggregate loan principal balance may not exceed 55.00%-75.00% of the value associated with financed properties; (iii) the aggregate debt yield may not be less than 5.75%-7.00%; and (iv) the aggregate debt service coverage ratio may not be less than 1.35 to 1.00.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

All of our credit facilities also require us to maintain compliance with certain affirmative, negative, and financial covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) use of proceeds requirements specified in the credit facility agreement, (ii) licensing, permitting and legal requirements specified in the respective credit facility agreement, (iii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iv) federal and state tax laws, and (v) books and records requirements specified in the credit facility agreement. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the operation of our properties, (ii) the amount of our indebtedness and the nature of our investments, (iii) the execution of transactions with affiliates, and (iv) the nature of our business activities. Financial covenants are specific to each credit facility agreement and include (i) a maximum loan to value ratio of 65.00%-80.00%, (ii) maximum loan to cost ratio of 65.00%-90.00%, (iii) a debt service coverage ratio of not less than 1.10 to 1.00, and (iv) a debt yield of not less than 5.75%-7.00%. Our IH3 2015, IH4 2015, IH5 2014, and IH6 2016 credit facilities have an additional financial covenant related to an adjusted debt service coverage ratio of not less than 0.70 to 1.00 or 1.00 to 1.00. At December 31, 2016, and through the date our financial statements were issued, we believe we were in compliance with all affirmative, negative, and financial covenants related to the aforementioned credit facilities.
Collateral
Collateral for the amounts borrowed include all of the equity value of the respective Borrower Entities and the constituent parts thereof, all of our rights, title and interest in, and to, any lease agreements, and all of our rights title and interest in, and to, any other agreements, documents, and instruments related to the foregoing.
Debt Maturities Schedule
The following table reflects the full repayment of all credit facilities that occurred on February 6, 2017:

Year	Principal
2017	$2,321,585
Total payments	2,321,585
Less deferred financing costs, net	(6,044)
Total credit facilities, net	$2,315,541
Mortgage Loans
As of December 31, 2016, we have completed seven securitization transactions (the “Securitizations” or the “mortgage loans”) collateralized by homes owned by the respective Invitation Homes Borrower Entities. The proceeds from the mortgage loans were used to fund (i) partial repayments of the then-outstanding IH1 and IH2 credit facilities, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to IH1 and IH2 equity investors.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table sets forth a summary of the mortgage loan indebtedness as of December 31, 2016 and 2015:

				Outstanding Principal Balance(3)
	Maturity Date(1)	Rate(2)	Range of Spreads	December 31, 2016(4)	December 31, 2015
IH1 2013-1(5)	December 9, 2017	2.45%	115-365 bps	$462,431	$469,554
IH1 2014-1(6)	June 9, 2017	2.61%	100-375 bps	978,231	993,738
IH1 2014-2, net(7)	September 9, 2017	2.67%	110-400 bps	710,664	718,610
IH1 2014-3, net(8)	December 9, 2017	3.08%	120-500 bps	766,753	766,043
IH2 2015-1, net(9)	March 9, 2018	3.13%	145-430 bps	531,318	536,174
IH2 2015-2(10)	June 9, 2017	2.72%	135-370 bps	630,283	631,097
IH2 2015-3	August 9, 2017	2.94%	130-475 bps	1,184,314	1,190,695
Total Securitizations				5,263,994	5,305,911
Less deferred financing costs, net				(9,256)	(41,718)
Total				$5,254,738	$5,264,193

(1)
Each mortgage loan’s initial maturity term is two years, individually subject to three, one-year extension options at the borrower’s discretion (provided that there is no event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH1 2014-1, IH1 2014-2, IH1 2014-3, and IH2 2015-1 mortgage loans have exercised the first extension options, and IH1 2013-1 has exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(2)	Interest rates are based on a weighted average spread to LIBOR; as of December 31, 2016, LIBOR was 0.77%.

(3)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(4)	From January 1, 2017 to March 24, 2017, we made repayments of $16,398 on our mortgage loans related to the disposition of properties.

(5)	On February 6, 2017, the outstanding balance of IH1 2013-1 was repaid in full. See Note 14 for subsequent activity related to our mortgage loans.

(6)	On February 6, 2017 and March 9, 2017, we made voluntary repayments of $291,500 and $260,000, respectively (see Note 14).

(7)	Net of unamortized discount of $0 and $1,325 as of December 31, 2016 and 2015, respectively.

(8)	Net of unamortized discount of $0 and $3,279 as of December 31, 2016 and 2015, respectively.

(9)
Net of unamortized discount of $55 and $351 as of December 31, 2016 and 2015, respectively. On February 9, 2017, we exercised our first one-year extension option on IH2 2015-1, extending the maturity from March 9, 2017 to March 9, 2018 (see Note 14).

(10)	On March 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-2 mortgage loan from June 9, 2017 to June 9, 2018 upon approval (see Note 14).
Securitization Transactions
IH1 2013-1: In November 2013, we completed our first securitization transaction (“IH1 2013-1”), in which 2013-1 IH Borrower L.P. (“S1 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a six component term loan to S1 Borrower in the amount of $479,137. All six components of the loan were sold at par. We are obligated to make monthly payments of interest and principal with the first payment being due upon the closing of the loan, and subsequent payments beginning January 9, 2014 and continuing monthly thereafter. On February 6, 2017, the outstanding balance of IH1 2013-1 was repaid in full.
IH1 2014-1: In May 2014, we completed our second securitization transaction (“IH1 2014-1”), in which 2014-1 IH Borrower L.P. (“S2 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third party lender made a six component term loan to S2 Borrower in the amount of

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

$993,738. All six components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning July 9, 2014 and continuing monthly thereafter. On February 6, 2017 and March 9, 2017, we made voluntary repayments of $291,500 and $260,000, respectively (see Note 14).
IH1 2014-2: In August 2014, we completed our third securitization transaction (“IH1 2014-2”), in which 2014-2 IH Borrower L.P. (“S3 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S3 Borrower in the amount of $719,935. Of the seven loan components, the Class A, B, C, D and G certificates were sold at par; however, the Class E and F certificates were sold at a total discount of $3,970. The unamortized balance of this discount is included in mortgage loans, net on our combined and consolidated balance sheets as of December 31, 2016 and 2015. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning October 9, 2014 and continuing monthly thereafter.
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769,322. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7,235. The unamortized balance of this discount is included in mortgage loans, net on our combined and consolidated balance sheets as of December 31, 2016 and 2015. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter.
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540,854. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $622. The unamortized balance of this discount is included in mortgage loans, net on our combined and consolidated balance sheets as of December 31, 2016 and 2015. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
IH2 2015-2: In April 2015, we completed our sixth securitization transaction (“IH2 2015-2”), in which 2015-2 IH2 Borrower L.P. (“S6 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S6 Borrower in the amount of $636,686. All of the components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning June 9, 2015 and continuing monthly thereafter.
IH2 2015-3: In June 2015, we completed our seventh securitization transaction (“IH2 2015-3”), in which 2015-3 IH2 Borrower L.P. (“S7 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S7 Borrower in the amount of $1,193,950. All of the components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning August 7, 2015 and continuing monthly thereafter.
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated with us to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities associated with the IH1 2014-2 and IH1 2014-3 securitizations are wholly owned subsidiaries of IH1, the Depositor Entities associated with the IH2 2015-1, IH2 2015-2, and IH2 2015-3 securitizations are wholly owned subsidiaries of IH2, and the Depositor Entities associated with the IH1 2013-1 and IH1 2014-1 securitizations are wholly owned by unaffiliated third parties.
We accounted for the transfer of the individual Securitizations from the Depositor Entities wholly owned by IH1 and IH2 to the respective Trusts as a sale under ASC Topic 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were both originated by the lender and immediately transferred at the same fair market value.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our combined and consolidated financial statements other than with respect to the Class G certificates purchased by IH1 and IH2.
For IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3, the Trusts made the Class A through Class F certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, IH1 and IH2, as sponsors of the respective loans, are required to retain a portion of the risk that represents a material net economic interest in each loan. The Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 are equal to 5% of the original principal amount of the loans in accordance with the agreements. Per the terms of the Securitization agreements, the Class G certificates are restricted certificates and were made available exclusively to IH1 and IH2, as applicable. The Class G certificates are principal only and bear a stated annual interest rate of 0.0005%. The Class G certificates are classified as held to maturity investments and are recorded in other assets, net in the combined and consolidated balance sheets (see Note 5).
The Trusts are structured as pass through entities that receive principal and interest from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these combined and consolidated financial statements. We have evaluated our interests in the Class G certificates of the Trusts and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the Class G certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At December 31, 2016, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of the mortgage loans. For the years ended December 31, 2016 and 2015, mandatory prepayments of $42,099 and $13,173, respectively, were made under the terms of the loan agreements. No prepayments were made for the year ended December 31, 2014.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Collateral
Collateral for the mortgage loans includes first priority mortgages on certain of our properties and a grant of a security interest in all of our personal property. The following table lists the gross carrying values of the single-family residential properties pledged as collateral for the loans as of December 31, 2016 and 2015:

	Number of Homes(1)	December 31, 2016	December 31, 2015
IH1 2013-1	3,185	$533,005	$535,079
IH1 2014-1	6,326	1,124,069	1,140,370
IH1 2014-2	3,669	785,459	795,784
IH1 2014-3	3,997	850,056	852,067
IH2 2015-1	3,021	594,155	595,494
IH2 2015-2	3,520	744,070	740,547
IH2 2015-3	7,182	1,382,683	1,377,551
Total	30,900	$6,013,497	$6,036,892

(1)
The loans are secured by first priority mortgages on portfolios of single-family residential properties owned by S1 Borrower, S2 Borrower, S3 Borrower, S4 Borrower, S5 Borrower, S6 Borrower, and S7 Borrower. The numbers of homes noted above are as of December 31, 2016. As of December 31, 2015, a total of 31,224 homes were secured by the above-mentioned mortgage loans.

Debt Maturities Schedule
Future maturities of these mortgage loans as of December 31, 2016 are set forth in the table below:

Year	Principal(1)
2017	$4,732,676
2018	531,373
Total payments	5,264,049
Less discounts	(55)
Less deferred financing costs, net	(9,256)
Total mortgage loans, net	$5,254,738

(1)
Each mortgage loan is subject to three one-year extension options at the borrower's discretion, of which the IH1 2014-1, IH1 2014-2 and IH1 2014-3 mortgage loans have exercised the first extension options, and IH1 2013-1 has exercised the second extension option.

Warehouse Loans
The Invitation Homes Partnerships entered into unsecured warehouse loan agreements with BREP VII and Affiliates. Interest accrued at rates based on a spread to LIBOR, and any unpaid interest amounts were compounded into the remaining unpaid principal balance on a monthly basis. All of the warehouse loans were repaid in full during the year ended December 31, 2016.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table sets forth a summary of the outstanding principal amounts under such loans as of December 31, 2016 and 2015:

	Origination Date	Maturity Date	December 31, 2016	December 31, 2015
IH3 warehouse loan(1)	March 26, 2014	December 31, 2017	$—	$38,137
IH4 warehouse loan(1)	May 7, 2014	May 6, 2015	—	4,740
IH5 warehouse loan(2)	April 27, 2015	April 26, 2016	—	71,146
Total warehouse loans			$—	$114,023

(1)	This loan bore interest at LIBOR + 275 basis points. The loan was repaid in full during the year ended December 31, 2016.

(2)	This loan bore interest at LIBOR + 250 basis points. The loan was repaid in full during the year ended December 31, 2016.
Note 7—Derivative Instruments
From time to time, we enter into derivative instruments to manage the economic risk of changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or for which we did not elect to designate as accounting hedges. As of December 31, 2016, all of our derivative instruments are non-designated hedges. As such, changes in the fair value of our non-designated derivatives are recorded in interest expense in the accompanying combined and consolidated statements of operations.
Concurrent with entering into the mortgage loan agreements, we entered into and now maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices equal to approximately 3.46% for IH1 2013-1, 3.82% for IH1 2014-1, 3.09% for IH1 2014-2, 2.59% for IH1 2014-3, 2.07% for IH2 2015-1, 2.71% for IH2 2015-2, and 2.52% for IH2 2015-3 (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans. As of December 31, 2016 and 2015, interest rate caps had a carrying value of $0 and $101, respectively.
On December 21, 2016, the Operating Partnership entered into forward interest rate swap agreements with two financial institutions for an aggregate notional amount of $1,500,000 to hedge the risk arising from changes in one-month LIBOR. The interest rate swaps began February 28, 2017, mature January 31, 2022, and will effectively convert one-month LIBOR interest payments to a fixed rate of 1.97%. Certain of the Invitation Homes Partnerships and certain Borrower Entities have guaranteed the Operating Partnership’s obligations under the interest rate swaps. For the year ended December 31, 2016, unrealized losses of $8,683, are included in interest expense in the combined and consolidated statements of operations for our non-designated interest rate swap instruments. There were no interest rate swaps outstanding for the years ended December 31, 2015 and 2014. As a result of the Pre-IPO Transactions described in Note 1, we have designated these swaps for hedge accounting purposes; and the effective portion thereof will be recorded in other comprehensive income as of January 31, 2017.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The table below summarizes our interest rate swap instruments as of December 31, 2016:

Counterparty	Notional Amount	Forward Effective Date	Maturity Date	Strike Rate	Index
Wells Fargo Bank, N.A.	$750,000	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR
Bank of America, N.A.	750,000	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR
See Note 11 for the details of fair value for the swaps as of December 31, 2016 and 2015. Subsequent to December 31, 2016, we entered into additional interest rate swap agreements as more fully described in Note 14.
Note 8—Equity
As described in Note 1, IH1, IH3, IH4, IH5, and IH6 are partnerships. These entities each have limited partners and a general partner (the “Class A Partners”), along with a board of directors designated in the respective limited partnership agreements.
IH2 is a Delaware corporation and has issued 1,000 shares of common stock and 113 shares of Series A Preferred Stock. IH2 has a board of directors elected by the common stockholders.
The same board of directors is responsible for directing the significant activities of the Invitation Homes Partnerships and the Operating Partnership on a combined basis.
The IH2 Series A Preferred Stock ranks, in respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation or dissolution, senior to the IH2 common stock. Holders of such IH2 Series A Preferred Stock shares are entitled to receive, when and if declared by our board of directors, cumulative cash dividends at the rate of 12.0% per annum of the total of a liquidation preference plus all accumulated and unpaid dividends thereon as defined in the IH2 organizational documents. During the year ended December 31, 2014, IH2 issued 113 shares of Series A Preferred Stock for $1,130. During the years ended December 31, 2016, 2015, and 2014, IH2 made dividend payments of $136, $136, and $127 respectively, to the holders thereof. As of December 31, 2016 and 2015, there are no dividend amounts declared and outstanding related to the 12.0% per annum dividend requirements of the Series A Preferred Stock. Holders of the Series A Preferred Stock have no voting rights, and shares of such series are not convertible or exchangeable into common stock or other series of preferred stock that may from time to time be designated by our board of directors. They may, however, be redeemed at our sole discretion, in whole or in part, subject to certain provisions within the IH2 organizational documents. On January 31, 2017, in connection with the Pre-IPO Transactions, the Series A Preferred Stock was redeemed for $1,153, inclusive of the redemption premium and accrued and unpaid dividends to that date.
As further described in Note 10, we have granted certain individuals incentive compensation units in IH1, IH2, IH3, IH4, IH5, and IH6, which currently consists of Class B units that are accounted for as a substantive class of equity due to the terms of the agreements and rights of the holders.
Profits and losses, and cash distributions are allocated in accordance with the terms of the respective entity’s organizational documents.
During the years ended December 31, 2016, 2015, and 2014, we made distributions, including common stock dividends, of $0, $682,470, and $776,448, respectively. We also made distributions to certain Class B unitholders in the form of non-recourse cash advances totaling $11,023 during the year ended December 31, 2014. Any amounts distributed to the holders of the Class B units in the event of a liquidating event will be reduced by amounts previously paid to such Class B unitholders as advance distributions.
We executed notes receivables with certain Class B unitholders (the “Class B Notes”) and funded $0, $1,500, and $18,728 during the years ended December 31, 2016, 2015, and 2014, respectively, pursuant to those note agreements. The Class B Notes are secured by certain of the Class B units of the makers of the Class B Notes and are otherwise non-recourse to the makers. The Class B Notes mature the earlier of a liquidation event or defined dates in 2024 and bear interest of 1.57% to 1.97% per annum. As such, the Class B Notes have been recorded as a component of combined equity in our combined and consolidated balance sheets as of December 31, 2016 and 2015. Additionally, the non-recourse nature of the Class B Notes resulted in modifications to the Class B management subscription incentive unit agreements, which resulted in

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

additional incentive unit expense being recorded for the years ended December 31, 2016, 2015, and 2014, with respect to the Class B Notes (see Note 10). Class B Note repayments of $1,527 were received during the year ended December 31, 2016. No such repayments were made for the years ended December 31, 2015 and 2014.
Note 9—Related Party Transactions
On October 1, 2012, the Manager entered into a services agreement with CAS Residential, LLC, a related party affiliated with certain of our equity investors, who provided property accounting services to the Manager pursuant to a services agreement. This agreement provided for fees based upon a full reimbursement of actual expenses incurred, as well as an additional 10.0% of compensation costs less any severance payments. The agreement was terminated effective October 31, 2014. For the year ended December 31, 2014, we incurred $4,049 of service fees pursuant to the terms of the services agreement which is included in property management expense in the combined and consolidated statements of operations.
Through December 31, 2014, certain related parties provided us with consulting services for which we recorded payables. We also made offsetting income tax payments related to distributions on behalf of these related parties. On December 31, 2015, net payables to related parties were $1,959 and are included in accounts payable and accrued expenses in our combined and consolidated balance sheet. All amounts were repaid during the year ended December 31, 2016.
Note 10—Incentive Compensation Units
IH1, IH2, IH3, IH4, and IH5 have incentive compensation unit programs for the purpose of retaining certain key employees of the Manager. Under these programs, certain individuals were granted incentive compensation units, which originally consisted of two classes of interests for IH1, IH2, and IH3 (Class B Units and Class C Units, collectively the “Units”). The Units are profits interests for United States federal income tax purposes, and certain Units were issued in exchange for nominal contributions. Due to the terms of the agreements with each Class B and Class C Unit holder and each parties’ respective rights thereunder, we account for the Class B and Class C Units as a substantive class of equity.
On May 30, 2014, pursuant to amended and restated limited partnership agreements for IH1, IH2, and IH3 and upon the execution of certain exchange and separation agreements, the Class C Units were converted to Class B Units. Pursuant to an amended and restated partnership agreement dated February 25, 2016, IH5 was authorized to issue Class B Units and 9,996 were issued during the year ended December 31, 2016. IH1, IH2, IH3, IH4, and IH5 are each authorized to issue 10,000 Class B Units.
The Units generally vest pro rata on an annual basis over a three to five year period pursuant to provisions of the individual incentive unit agreements. For IH1, because the Units were granted to employees of the Manager, which is a wholly-owned subsidiary of IH1, noncash incentive compensation expense is calculated based on the grant date fair value of the Units and is recognized in expense over the service period. Additional compensation expense is recognized if modifications to existing incentive unit agreements result in an increase in the post-modification fair value of the Class B Units that exceeds their pre-modification fair value. For IH2, IH3, IH4, and IH5, the Units were granted to non-employees of the issuing entities. As such, noncash incentive compensation expense is initially recorded based on the estimated fair value of the Units at grant date and recognized in expense over the service period. Fair value is subsequently re-measured for the unvested units at the end of each reporting period.
Certain of the Units are performance-based units that only vest upon the occurrence of a liquidity event. Compensation cost for performance based units is recognized when it is probable that the performance condition will be achieved. No compensation expense has been recognized for performance-based units in 2016, 2015, and 2014 as the liquidity event was not considered probable of occurring.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following tables summarize awards and activity of the Units for the years ended December 31, 2016, 2015, and 2014:

	Class B Units
	Employee		Non-employee		Total Class B Units
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
Units outstanding January 1, 2014	8,855	$4.1	15,678	$14.5	24,533	$10.7
Conversion of Class C Units	378	0.7	—	—	378	0.7
Granted	1,904	7.4	10,119	2.7	12,023	3.5
Forfeited	(1,420)	(4.1)	(274)	(12.5)	(1,694)	(5.5)
Units outstanding December 31, 2014	9,717	4.6	25,523	4.5	35,240	4.5
Granted	300	10.1	4,321	1.4	4,621	1.9
Forfeited	(85)	(9.4)	(179)	(2.1)	(264)	(4.4)
Units outstanding December 31, 2015	9,932	4.6	29,665	3.5	39,597	3.8
Granted	90	13.1	10,442	0.7	10,532	0.8
Forfeited/Canceled	(107)	(4.4)	(469)	(0.5)	(576)	(1.2)
Units outstanding December 31, 2016(1)	9,915	$4.2	39,638	$2.5	49,553	$2.9

(1)	Included in units outstanding are 6,879 performance-based units at December 31, 2016.

	Class C Units
	Employee		Non-employee		Total Class B Units
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
Units outstanding January 1, 2014	7,100	$2.8	14,250	$3.7	21,350	$3.4
Conversion of Class C Units	(7,100)	(2.8)	(14,250)	(3.7)	(21,350)	(3.4)
Units outstanding December 31, 2014	—	$—	—	$—	—	$—

As of December 31, 2016 and 2015, 37,214 and 26,234, respectively, of Class B Units were fully vested. The estimated fair value of the 10,980 Units that vested during the year ended December 31, 2016 was $21,460. No Units are exercisable as the Units are only entitled to distributions after certain return thresholds are achieved.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The fair value of the Units was estimated as of December 31, 2016 and 2015 using an income approach based on discounted cash flows and a market approach based on comparable companies and transactions. Significant inputs and assumptions utilized in applying these valuation approaches include discount rates, terminal capitalization rates, market rent growth rates, expense growth rates and revenue and EBITDA multiples of companies who we deemed to be comparable to us. These fair value estimates were then utilized in an Invitation Homes entity specific Monte-Carlo option pricing model for purposes of deriving a per unit fair value. The following table summarizes the significant inputs utilized in this model:

	December 31, 2016	December 31, 2015
Expected volatility(1)	30%-42%	27%-34%
Risk-free rate	0.34%	1.31%
Expected holding period (years)	0.3	3.0

(1)	Expected volatility is estimated based on the leverage adjusted historical volatility of certain of our peer companies over a historical term commensurate with the remaining expected holding period.

During the years ended December 31, 2016, 2015, and 2014, we recognized $10,210, $27,924, and $24,335, respectively, of noncash incentive compensation expense, of which $10,014, $23,758, and $19,318, respectively, was recorded in general and administrative expense, and $196, $4,166, and $5,017, respectively, was recorded in property management expense. During the year ended December 31, 2016, we purchased at fair value and subsequently canceled certain Class B units from a unitholder totaling $1,527 which is reflected as compensation expense in general and administrative expense. At December 31, 2016, there was $1,608 of unrecognized incentive unit compensation expense related to unvested units (excluding performance-based units), which is expected to be recognized over a weighted average period of between one and two years depending on the respective partnership.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements are the only financial instruments recorded at fair value on a recurring basis within our combined and consolidated financial statements as more fully described in Note 7.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table displays the carrying values and fair values of financial instruments as of December 31, 2016 and 2015:

		December 31, 2016		December 31, 2015
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the combined and consolidated balance sheets
Investments in debt securities	Level 2	$209,337	$209,390	$193,045	$193,045
Interest rate caps	Level 2	—	29	101	101

Liabilities carried at historical cost on the combined and consolidated balance sheets
Credit facilities(1)	Level 3	$2,321,585	$2,329,551	$2,355,948	$2,324,249
Mortgage loans(2)	Level 2	5,263,994	5,265,180	5,305,911	5,194,530
Warehouse loans	Level 3	—	—	114,023	114,023
Interest rate swaps	Level 2	8,683	8,683	—	—

(1)	The carrying values of the credit facilities exclude $6,044 and $8,207 of deferred financing costs as of December 31, 2016 and 2015, respectively.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $9,256 and $41,718 of deferred financing costs as of December 31, 2016 and 2015, respectively.

The fair values of our investments in debt securities and of our mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities.
The fair values of our credit facilities and warehouse loans, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period.
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. See Note 2 for information regarding significant considerations used to estimate the fair value of our investments in single-family residential properties. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Year Ended December 31,
Investments in single-family residential properties, net held for use (Level 3)	2016	2015	2014
Pre-impairment amount	$3,066	$2,230	$467
Total impairments	(955)	(1,448)	(423)
Fair value	$2,111	$782	$44

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

	Year Ended December 31,
Investments in single-family residential properties, net held for sale (Level 3)	2016	2015	2014
Pre-impairment amount	$6,938	$—	$—
Total impairments	(1,327)	—	—
Fair value	$5,611	$—	$—

For additional information related to our single-family residential properties during the years ended December 31, 2016 and 2015, refer to Note 3.
Note 12—Commitments and Contingencies
Leasing Commitments
From time to time, the Manager enters into lease agreements with third parties for purposes of obtaining office and other administrative space. During the years ended December 31, 2016, 2015, and 2014, we incurred rent and other related occupancy expenses of $4,883, $4,510, and $5,334 respectively. Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows:

Year	Payments
2017	$1,875
2018	1,316
2019	1,316
2020	1,316
2021	1,172
Thereafter	239
Total	$7,234
Insurance Policies
Pursuant to the terms of our credit facility agreements and mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the years ended December 31, 2016, 2015, and 2014, no material uninsured losses have been incurred with respect to the properties.
Supplemental Bonus Plan
In October 2016, we established a supplemental bonus plan for certain key executives and employees (the “Supplemental Bonus Plan”). The payment of a bonus under the Supplemental Bonus Plan is triggered upon an initial public offering or exit event. The board of directors has the ability to determine whether the bonus will be paid in stock or cash. As an IPO was not considered probable of occurring, no amounts have been recorded in our combined and consolidated financial statements as of and for the year ended December 31, 2016 (see Note 14 for information about settlement of the Supplemental Bonus Plan).
Legal Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our combined and consolidated financial statements.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 13—Summarized Quarterly Financial Data (Unaudited)
The following table presents summarized condensed combined and consolidated quarterly financial data for each of the eight quarters in the two year period ended December 31, 2016.

	Quarter
2016	First	Second	Third	Fourth
Total revenues	$224,502	$230,496	$233,038	$234,551
Net loss	(9,975)	(19,666)	(21,949)	(26,649)
Net loss attributable to Invitation Homes shareholders	(9,975)	(19,666)	(21,949)	(26,649)
Net loss per share, basic and diluted	N/A	N/A	N/A	N/A
Shares used in calculation - basic and diluted	N/A	N/A	N/A	N/A

	Quarter
2015	First	Second	Third	Fourth
Total revenues	$197,907	$208,125	$213,332	$216,685
Net loss	(44,920)	(45,411)	(31,335)	(38,542)
Net loss attributable to Invitation Homes shareholders	(44,920)	(45,411)	(31,335)	(38,542)
Net loss per share, basic and diluted	N/A	N/A	N/A	N/A
Shares used in calculation - basic and diluted	N/A	N/A	N/A	N/A
Note 14—Subsequent Events
In connection with the preparation of the accompanying combined and consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2016, for potential recognition or disclosure.
Issuance of Class B Incentive Units and Grant of Bonus Awards
Pursuant to an amended and restated partnership agreement, in January 2017, IH6 issued certain individuals a total of 9,650 Class B Units with similar terms and vesting conditions to the Class B Units described in Note 10. In addition to the Class B Units, these individuals were also granted bonus awards (the “IH6 Bonus Awards”) equal to $0.5 multiplied by the total number of IH6 Units received, entitling the recipients to receive bonus payments in connection with an IPO or exit event. As a result of the IPO of Invitation Homes Inc., these bonus awards were paid in common stock as more fully described below. Furthermore, an additional 188 Units in total were issued from IH1, IH2, and IH3.
Class B Note Cancelation
On January 5, 2017, we canceled $7,723, including accrued interest, of the Class B Notes, resulting in a Class B distribution.
Initial Public Offering
On February 6, 2017, Invitation Homes Inc. completed an IPO of 88,550,000 shares of common stock at a price to the public of $20.00 per share, generating net proceeds from the sale of its shares of approximately $1,667,000, after deducting underwriting discounts and offering expenses (the “Net IPO Proceeds”). An additional 225,116,760 shares of common stock were issued to the Pre-IPO Owners, including shares held by directors, officers, and employees pursuant to the Pre-IPO Transactions described in Note 1.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

As a result of the Pre-IPO Transactions described in Note 1 and the Invitation Homes Inc. IPO, several events occurred that will impact our combined and consolidated financial statements during 2017:

•
Equity: On January 31, 2017, Invitation Home Inc. issued 313,666,760 shares of common stock, including underlying restricted stock units that were granted to directors, officers, and employees, and we redeemed the IH2 Series A Preferred Stock for $1,153, inclusive of the redemption premium and accrued and unpaid dividends to that date. As part of the Pre-IPO Transactions, IH1 assigned $11,963, including accrued interest, of Class B Notes Receivable and $136 of Class A subscriptions receivable to a wholly owned subsidiary of the Pre-IPO Owners that was formed in connection with the reorganization described in Note 1.

•
Debt: On February 6, 2017, we drew $1,500,000 on the term loan component (the “Term Loan Proceeds”) of the New Credit Facility, as defined below. Concurrently with the receipt of the Term Loan Proceeds, we used those funds together with the Net IPO Proceeds and $78,977 of releases from restricted cash reserves to repay the following outstanding indebtedness: (i) the entire balance on our existing credit facilities ($2,321,585 as of December 31, 2016); (ii) the entire balance on the IH1 2013-1 mortgage loan ($462,431 as of December 31, 2016); and (iii) $291,500 of the balance on the IH1 2014-1 mortgage loan. On March 9, 2017, we made an additional $260,000 repayment on the IH1 2014-1 mortgage loan from these same sources of cash.

•
Incentive Units and Other Stock Compensation: In connection with the Invitation Homes Inc. IPO, common stock or restricted stock units were issued with respect to certain holders of the Class B Units, the Supplemental Bonus Plan, and the IH6 Bonus Awards, as well as to certain directors. In all cases, the number of shares or restricted stock units received was determined in a manner intended to replicate the respective economic value associated with the corresponding dollar value of the award based on a valuation derived from the per share price of common stock sold to the public in the Invitation Homes Inc. IPO.

•
Class B Units: The Pre-IPO Transactions resulted in accelerated vesting of 6,482 Class B Units, including 5,358 performance-based Class B Units, held by certain unitholders. In connection with the IPO, all of the Units held by current employees of the Manager (except for 3,878 fully vested Units awarded to a certain unitholder) were either converted into shares of Invitation Homes Inc. common stock or canceled based on whether or not the per share price of common stock sold to the public in the IPO created value in the specific profits interests. As such, a total of 3,060 Units were converted into shares of common stock with an initial value of $1,251, and 15,339 Units were canceled. For the Units converted into Invitation Homes Inc. common stock, vesting and other terms of the shares delivered in the conversion have the same vesting and other terms applicable to the corresponding Units converted.

Additionally, the obligations under the remaining 40,992 fully vested Units, including those of the unitholders who are not current employees of the Manager and the one employee unitholder noted above that did not convert, were converted into similar units of newly formed subsidiaries of the Pre-IPO Owners.

•
Supplemental Bonus Plan: Pursuant to the Supplemental Bonus plan, the awards became payable and the payment amount became determinable upon the completion of the IPO. The $59,580 of awards were settled in time-vesting restricted stock units that will generally vest in three equal annual installments, commencing on the completion of the Invitation Homes Inc. IPO and then on the first and second anniversaries thereafter.

•
IH6 Bonus Awards: Upon completion of the Invitation Homes Inc. IPO, the IH6 Bonus Awards became payable to the recipients, and $4,825 of awards were settled in restricted stock units that were fully vested upon issuance.

•
Director Awards: Invitation Homes Inc. issued $1,398 of restricted stock units to directors that are not our employees or employees of BREP VII. These awards will fully vest on the date scheduled for Invitation Homes Inc.’s 2018 annual stockholders meeting, subject to the director’s continued service on the board of directors through such date.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

New Credit Facility
On February 6, 2017, the Operating Partnership entered into a loan agreement with a syndicate of banks, financial institutions and institutional lenders for a new credit facility (the “New Credit Facility”).
The New Credit Facility provides $2,500,000 of borrowing capacity and consists of:

•	A $1,000,000 revolving credit facility, which will mature four years from the closing date of the New Credit Facility (the “Closing Date”), with a one-year extension option; and

•	A $1,500,000 term loan facility, which will mature five years from the Closing Date.
Proceeds from the New Credit Facility were used to repay existing indebtedness and for general corporate purposes. The New Credit Facility bears interest at our election of either a base rate or LIBOR plus an applicable margin. The New Credit Facility is guaranteed and secured by certain of the Invitation Homes Partnerships and certain Borrower Entities.
FNMA Loan
On January 12, 2017, one of the Borrower Entities entered into a binding commitment for a securitization transaction to fund a new ten-year fixed rate mortgage loan in a principal amount of up to $1,000,000 (the “FNMA Loan”), collateralized by certain of our homes. The commitment letter contemplates that the FNMA Loan will be funded through the issuance and sale of (i) mortgage backed certificates that carry Fannie Mae’s guaranty of timely payment of principal and interest (the “Guaranteed Certificates”) and (ii) certain mortgage backed certificates that will represent a beneficial interest in the most subordinate component of the FNMA Loan (the “Subordinate Non-Guaranteed Certificates”). In connection with the FNMA Loan, we will purchase and retain the Subordinate Non-Guaranteed Certificates at par. The proceeds from the FNMA Loan will be used to repay existing indebtedness. The FNMA Loan will bear interest at a fixed rate per annum equal to the market determined pass-through rate payable on the Guaranteed Certificates plus applicable Fannie Mae guaranty and servicing fees. The FNMA Loan would generally be non-recourse, subject to certain customary carve-outs in respect of which the Operating Partnership or IH1 will provide a guarantee or indemnity.
Interest Rate Swaps
On January 12, 2017, the Operating Partnership entered into a forward interest rate swap agreement for a notional amount of $1,100,000 to hedge the interest rate risk related to changes in one-month LIBOR. The interest rate swap began February 28, 2017, matures August 7, 2020, and will effectively convert our variable base rate of one-month LIBOR interest payments to a fixed rate of 1.59%. Certain of the Invitation Homes Partnerships and certain Borrower Entities have guaranteed the Operating Partnership’s obligations under the interest rate swap.
On January 13, 2017, the Operating Partnership entered into a forward interest rate swap agreement for a notional amount of $595,000 to hedge the interest rate risk related to changes in one-month LIBOR. The interest rate swap began February 28, 2017, matures June 9, 2020, and will effectively convert our variable base rate of one-month LIBOR interest payments to a fixed rate of 1.63%. Certain of the Invitation Homes Partnerships and certain Borrower Entities have guaranteed the Operating Partnership’s obligations under the interest rate swap.
On January 20, 2017, the Operating Partnership entered into a forward interest rate swap agreement for a notional amount of $325,000 to hedge the interest rate risk related to changes in one-month LIBOR. The interest rate swap began February 28, 2017, matures March 9, 2020, and will effectively convert our variable base rate of one-month LIBOR interest payments to a fixed rate of 1.60%. Certain of the Invitation Homes Partnerships and certain Borrower Entities have guaranteed the Operating Partnership’s obligations under the interest rate swap.
These interest rate swap agreements were accounted for as non-designated hedges until January 31, 2017 when they began qualifying for hedge accounting as a result of the Pre-IPO Transactions described in Note 1. At that time, we designated these swaps for hedge accounting purposes; and the effective portion thereof will be recorded in other comprehensive income as of January 31, 2017.

INVITATION HOMES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Residential Property Dispositions
On February 10, 2017, we executed a bulk sale disposition of 235 homes with a net carrying amount of $21,999 as of December 31, 2016, for an aggregate net sales price of $29,861. A portion of the proceeds were used to make various repayments on our mortgage loans totaling $7,734. At December 31, 2016, these properties were classified as held for sale in other assets, net on our combined and consolidated balance sheet.
In addition to this bulk sale disposition, between January 1, 2017 and March 24, 2017, we disposed of an additional 239 properties with a net carrying amount of $33,836 as of December 31, 2016, for an aggregate net sales price of $41,120. A portion of the proceeds were used to make various repayments on our mortgage loans totaling $8,664. At December 31, 2016, 127 of these properties were classified as held for sale and presented in other assets, net and 112 were classified as investments in single-family residential properties on our combined and consolidated balance sheet.
On March 29, 2017, we executed a purchase and sale agreement for the disposition of 220 homes with a net carrying amount of $19,279 as of December 31, 2016, for an aggregate sales price of $21,868, subject to customary terms and conditions.
Extensions of Existing Mortgage Loans
On February 9, 2017, we exercised our first extension option on the IH2 2015-1 mortgage loan, extending the maturity date from March 9, 2017 to March 9, 2018.
On March 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-2 mortgage loan from June 9, 2017 to June 9, 2018 upon approval.

INVITATION HOMES
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2016
(dollar amounts in thousands)

				Initial cost to company		Cost capitalized subsequent to acquisition		Gross amount at which carried at close of period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of construction	Date acquired	Depreciable Period
Atlanta	7,504	7,392	$847,416	$170,885	$771,912	$—	$188,217	$170,885	$960,129	$1,131,014	$(104,586)	1920-2016	2012-2016	7-28.5 years
Charlotte	3,097	3,017	369,187	117,348	299,086	—	67,795	117,348	366,881	484,229	(37,702)	1900-2015	2012-2016	7-28.5 years
Chicago	2,944	2,930	531,049	181,811	351,188	—	148,370	181,811	499,558	681,369	(54,573)	1849-2012	2012-2016	7-28.5 years
Jacksonville	1,977	1,975	293,895	91,450	231,241	—	45,529	91,450	276,770	368,220	(30,780)	1932-2014	2012-2016	7-28.5 years
Las Vegas	944	931	147,144	44,621	114,044	—	18,805	44,621	132,849	177,470	(15,978)	1961-2013	2012-2016	7-28.5 years
Minneapolis	1,183	1,176	204,485	72,224	148,374	—	49,522	72,224	197,896	270,120	(21,679)	1886-2015	2013-2015	7-28.5 years
Northern California	2,867	2,846	527,140	182,668	374,606	—	79,125	182,668	453,731	636,399	(55,301)	1900-2012	2012-2016	7-28.5 years
Orlando	3,706	3,645	493,841	137,078	398,254	—	92,281	137,078	490,535	627,613	(55,741)	1947-2015	2012-2016	7-28.5 years
Phoenix	5,408	5,219	592,373	175,228	462,365	—	106,883	175,228	569,248	744,476	(74,566)	1925-2015	2012-2016	7-28.5 years
Seattle	3,175	3,072	567,205	253,888	413,514	—	116,459	253,888	529,973	783,861	(48,619)	1890-2015	2012-2016	7-28.5 years
South Florida	5,575	5,505	1,137,196	531,644	895,237	—	158,083	531,644	1,053,320	1,584,964	(107,204)	1922-2014	2012-2016	7-28.5 years
Southern California	4,597	4,492	1,145,440	547,132	701,584	—	174,933	547,132	876,517	1,423,649	(103,935)	1890-2013	2012-2016	7-28.5 years
Tampa	4,930	4,903	700,150	197,411	568,621	—	115,429	197,411	684,050	881,461	(81,666)	1945-2015	2012-2016	7-28.5 years
Total	47,907	47,103	$7,556,521	$2,703,388	$5,730,026	$—	$1,361,431	$2,703,388	$7,091,457	$9,794,845	$(792,330)

(1)	Number of properties represents 48,298 total properties owned less 391 properties classified in other assets, net on the combined and consolidated balance sheets.

(2)
Encumbrances include the number of properties pledged under the credit facility and the number of properties secured by first priority mortgages under the mortgage loans, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is the original issue discount, deferred financing costs, 345 held for sale properties with an encumbered balance of $26,824, and 23 sold properties with an outstanding balance of $2,289, which was repaid subsequent to December 31, 2016.

(3)	The gross aggregate cost of total real estate for federal income tax purposes was approximately $9,796,006 (unaudited) as of December 31, 2016.

INVITATION HOMES
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Residential Real Estate
Balance at beginning of period	$9,596,399	$8,796,708	$7,049,927
Additions during the period
Acquisitions	284,202	790,467	1,404,686
Improvements, etc.	53,182	103,765	301,589
Other	47,877	49,261	54,779
Deductions during the period
Dispositions and other	(136,956)	(143,802)	(14,273)
Reclassifications
Properties held for sale	(49,859)	—	—
Balance at close of period	$9,794,845	$9,596,399	$8,796,708

Accumulated Depreciation
Balance at beginning of period	$(543,698)	$(308,155)	$(101,227)
Depreciation expense	(263,093)	(245,065)	(207,289)
Dispositions and other	9,664	9,522	361
Reclassifications
Properties held for sale	4,797	—	—
Balance at close of period	$(792,330)	$(543,698)	$(308,155)