Form 10-Q
period 2017-03-31
Invitation Homes Inc.
filed 2017-05-12
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of May 11, 2017, there were 310,376,634 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item	4.	Controls and Procedures	59

PART II
Item	1.	Legal Proceedings	61
Item	1A.	Risk Factors	61
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item	3.	Defaults Upon Senior Securities	61
Item	4.	Mine Safety Disclosures	61
Item	5.	Other Information	61
Item	6.	Exhibits	61

Signatures

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under Part I. Item 1A. “Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in the Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Prior to the completion of our initial public offering, our business was owned by six holding entities: Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P. We refer to these six holding entities collectively as the “IH Holding Entities.” Unless the context suggests otherwise, references to “IH1,” “IH2,” “IH3,” “IH4,” “IH5” and “IH6” refer to Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P., respectively, in each case including any wholly owned subsidiaries, if applicable. The IH Holding Entities were under the common control of Blackstone Real Estate Partners VII L.P., an investment fund sponsored by The Blackstone Group L.P., and its general partner and certain affiliated funds and investment vehicles. Investment funds and vehicles associated with or designated by The Blackstone Group L.P. are referred to herein as “Blackstone” or “our Sponsor.” We refer to Blackstone, together with our management and other equity holders, collectively as our “Pre-IPO Owners.” Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Invitation Homes,” the “Company,” “we,” “our” and “us” refer (1) prior to the consummation of the reorganization transactions described in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Pre-IPO Transactions”), to the combined IH Holding Entities and their consolidated subsidiaries, including Invitation Homes Operating Partnership LP (our “Operating Partnership”) and (2) after the consummation of the Pre-IPO Transactions, to Invitation Homes Inc. and its consolidated subsidiaries (including the Operating Partnership and the IH Holding Entities).
In this Quarterly Report on Form 10-Q:

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

•
“in-fill” refers to markets, MSAs, submarkets, neighborhoods or other geographic areas that are typified by significant population densities and low availability of land suitable for development into competitive properties, resulting in limited opportunities for new construction;

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2017	December 31, 2016
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$2,701,437	$2,703,388
Building and improvements	7,078,678	7,091,457
	9,780,115	9,794,845
Less: accumulated depreciation	(853,399)	(792,330)
Investments in single-family residential properties, net	8,926,716	9,002,515
Cash and cash equivalents	192,450	198,119
Restricted cash	144,169	222,092
Other assets, net	324,826	309,625
Total assets	$9,588,161	$9,732,351

Liabilities:
Mortgage loans, net	$4,228,525	$5,254,738
Term loan facility, net	1,485,866	—
Credit facilities, net	—	2,315,541
Accounts payable and accrued expenses	101,347	88,052
Resident security deposits	87,792	86,513
Other liabilities	26,589	30,084
Total liabilities	5,930,119	7,774,928

Equity:
Shareholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding at March 31, 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 310,376,634 outstanding at March 31, 2017	3,104	—
Additional paid-in capital	3,667,178	—
Accumulated deficit	(25,512)	—
Accumulated other comprehensive income	13,272	—
Total shareholders' equity	3,658,042	—
Combined equity	—	1,957,423
Total equity	3,658,042	1,957,423
Total liabilities and equity	$9,588,161	$9,732,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenues:
Rental revenues	$226,096	$214,323
Other property income	12,654	10,179
Total revenues	238,750	224,502

Operating expenses:
Property operating and maintenance	88,168	84,967
Property management expense	11,449	7,393
General and administrative	58,266	15,360
Depreciation and amortization	67,577	65,702
Impairment and other	1,204	(183)
Total operating expenses	226,664	173,239
Operating income	12,086	51,263

Other income (expenses):
Interest expense	(68,572)	(70,277)
Other, net	(226)	(153)
Total other income (expenses)	(68,798)	(70,430)

Loss from continuing operations	(56,712)	(19,167)
Gain on sale of property, net of tax	14,321	9,192

Net loss	$(42,391)	$(9,975)

	February 1, 2017 through March 31, 2017
Net loss available to common shares — basic and diluted (Note 12)	$(25,512)

Weighted average common shares outstanding — basic and diluted	311,651,082

Net loss per common share — basic and diluted	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Net loss	$(42,391)	$(9,975)
Other comprehensive income:
Unrealized gains on interest rate swaps	10,561	—
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	2,711	—
Other comprehensive income	13,272	—
Comprehensive loss	$(29,119)	$(9,975)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Three Months Ended March 31, 2017
(in thousands, except share information)
(unaudited)

		Common Stock
	Combined Equity	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2016	$1,957,423	—	$—	$—	$—	$—	$1,957,423
Net loss	(16,879)	—	—	—	—	—	(16,879)
Redemption of Series A Preferred Stock	(1,153)	—	—	—	—	—	(1,153)
Distribution of Class B notes receivable	(19,686)	—	—	—	—	—	(19,686)
Cancelation/distribution of Class B notes receivable	19,686	—	—	—	—	—	19,686
Share-based compensation expense	12,001	—	—	—	—	—	12,001
Accrued interest on Class B notes	15	—	—	—	—	—	15
Balance as of January 31, 2017	1,951,407	—	—	—	—	—	1,951,407
Pre-IPO Transactions (see Note 1)	(1,951,407)	221,826,634	2,218	1,949,189	—	—	—
Issuance of Common Stock — IPO	—	88,550,000	886	1,691,172	—	—	1,692,058
Offering costs	—	—	—	(5,426)	—	—	(5,426)
Net loss	—	—	—	—	(25,512)	—	(25,512)
Share-based compensation expense	—	—	—	32,243	—	—	32,243
Total other comprehensive income	—	—	—	—	—	13,272	13,272
Balance as of March 31, 2017	$—	310,376,634	$3,104	$3,667,178	$(25,512)	$13,272	$3,658,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Operating Activities:
Net loss	$(42,391)	$(9,975)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,577	65,702
Share-based compensation expense	44,244	4,206
Amortization of deferred leasing costs	3,139	3,729
Amortization of deferred financing costs	11,327	12,776
Amortization of discount on mortgage loans	55	1,418
Provisions for impairment	1,037	—
Gain on sale of property, net of tax	(14,321)	(9,192)
Paid in kind interest on warehouse loan	—	694
Change in fair value of derivative instruments	3,752	—
Other noncash amounts included in net loss	(337)	(673)
Change in operating assets and liabilities:
Restricted cash related to security deposits	(5,213)	(2,883)
Other assets, net	(15,906)	(5,992)
Accounts payable and accrued expenses	16,207	13,493
Resident security deposits	1,279	2,686
Other liabilities	412	1,342
Net cash provided by operating activities	70,861	77,331

Investing Activities:
Changes in amounts deposited and held by others	484	709
Acquisition of residential properties	(27,813)	(112,733)
Initial renovations to single-family residential properties	(6,855)	(19,952)
Other capital expenditures for single-family residential properties	(10,800)	(10,056)
Corporate capital expenditures	(270)	(617)
Proceeds from sale of residential properties	73,652	72,701
Changes in restricted cash	83,136	(10,202)
Net cash provided by (used in) investing activities	111,534	(80,150)

Financing Activities:
Contributions	—	128,002
Redemption of Series A Preferred Stock	(1,153)	—
Proceeds from initial offering, net of underwriting discounts	1,692,058	—
Offering costs paid	(2,457)	—
Proceeds from credit facilities	—	11,276
Payments on credit facilities	(2,321,585)	(43,268)
Payments on mortgage loans	(1,030,471)	(29,598)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Proceeds from term loan facility	1,500,000	—
Payments on warehouse loans	—	(68,767)
Deferred financing costs paid	(24,456)	(164)
Net cash used in financing activities	(188,064)	(2,519)

Change in cash and cash equivalents	(5,669)	(5,338)
Cash and cash equivalents, beginning of period	198,119	274,818
Cash and cash equivalents, end of period	$192,450	$269,480

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$53,645	$57,396

Noncash investing and financing activities:
Accrued renovation improvements at period end	$3,620	$9,031
Accrued residential property capital improvements at period end	2,277	3,346
Transfer of residential property, net to other asset, net for held for sale assets	32,862	4,971
Reclassification of offering costs from other assets to additional paid in capital	2,969	—
Change in other comprehensive income from cash flow hedges	13,272	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. On February 6, 2017, INVH completed an initial public offering (“IPO”) of 88,550,000 shares of common stock at a price to the public of $20.00 per share. An additional 221,826,634 shares of common stock were issued to the Pre-IPO Owners (as defined below).
Prior to the IPO, we conducted our business through a combination of entities formed by Blackstone Real Estate Partners VII L.P. (“BREP VII”), an investment fund sponsored by The Blackstone Group L.P., along with BREP VII’s affiliated side-by-side funds and co-investment vehicles (“BREP VII and Affiliates”). The first Invitation Homes partnership was formed on June 12, 2012, through the establishment of Invitation Homes L.P. (“IH1”) and its wholly-owned subsidiary, THR Property Management L.P. (the “Manager”). Preeminent Holdings, Inc. (“IH2”) was created on February 14, 2013, Invitation Homes 3 L.P. (“IH3”) on August 8, 2013, Invitation Homes 4 L.P. (“IH4”) on January 10, 2014, Invitation Homes 5 L.P. (“IH5”) on August 22, 2014, and Invitation Homes 6 L.P. (“IH6”) on June 15, 2015 (collectively with IH1, the “Invitation Homes Partnerships”). Through the Manager, we provide all management and other administrative services with respect to the properties we own. The collective owners of the Invitation Homes Partnerships are referred to as the “Pre-IPO Owners.”
Invitation Homes Operating Partnership LP (the “Operating Partnership”) and its general partner, Invitation Homes OP GP LLC (the “OP General Partner”), were formed by one of our Pre-IPO Owners on December 14, 2016. The Operating Partnership began negotiating and entering into certain debt and hedge instruments upon its inception in anticipation of our IPO.
Prior to the IPO, the Invitation Homes Partnerships and the Operating Partnership were under the common control of BREP VII and Affiliates. BREP VII and Affiliates had the ability to control each of the Invitation Homes Partnerships and manage and operate the Invitation Homes Partnerships through the Manager and a common board of directors. As such prior to the IPO, our historical financial statements include assets, liabilities and results of operations of the Operating Partnership and the Invitation Homes Partnerships and their consolidated subsidiaries on a combined and consolidated basis.
As a result of the Pre-IPO Transactions described below, IH2 was effectively merged into INVH (and the assets and liabilities of IH2 were contributed to the Operating Partnership), and the remaining Invitation Homes Partnerships became wholly owned subsidiaries of INVH through the Operating Partnership.
On October 4, 2016, INVH was incorporated in the State of Delaware and was capitalized as of that date by an investment from one of our Pre-IPO Owners. Since inception, and through the date of the Pre-IPO Transactions (as described below), Invitation Homes Inc. did not engage in any business or activity. On February 6, 2017, Invitation Homes Inc. changed its jurisdiction of incorporation to Maryland. The Pre-IPO Transactions also included amendments to the Invitation Homes Inc. charter which provide for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, $0.01 par value per share.
Our organizational structure includes several wholly owned subsidiaries that were formed to facilitate our financing arrangements (the “Borrower Entities”). These Borrower Entities are used to align the ownership of our single-family residential properties with individual debt instruments. Collateral for the individual debt instruments is in the form of equity interests in the Borrower Entities or in pools of single-family residential properties owned either directly by the Borrower Entities or indirectly by their wholly owned subsidiaries (see Note 6).
References to “INVH,” “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer, collectively, to INVH, IH1, IH2, IH3, IH4, IH5, IH6, the Manager, and the Operating Partnership.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Pre-IPO Transactions
On January 31, 2017, we effected certain transactions (the “Pre-IPO Transactions”) that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Invitation Homes Partnerships, including the full portfolio of homes held by the Invitation Homes Partnerships. As a result of the Pre-IPO Transactions, the Operating Partnership is wholly owned by Invitation Homes Inc. directly and through its wholly owned subsidiary, the OP General Partner. More specifically:

•	Invitation Homes Inc. acquired all of the assets, liabilities, and operations held directly or indirectly by IH2 through certain mergers and related transactions as follows:

•
IH2 Property Holdings Inc., a parent entity of IH2, merged with and into Invitation Homes Inc., with Invitation Homes Inc. as the entity surviving the merger (the “IH2 Property Holdings Merger”), and the issued and outstanding shares of IH2 Property Holdings Inc., all of which were held by certain of the Pre-IPO Owners, were converted into newly issued shares of common stock of Invitation Homes Inc.; and

•
following the IH2 Property Holdings Merger, IH2 merged with and into Invitation Homes Inc., with Invitation Homes Inc. as the entity surviving the merger (the “IH2 Merger”). In the IH2 Merger, all of the shares of common stock of IH2 issued and outstanding immediately prior to such merger, other than the shares held by Invitation Homes Inc., were converted into shares of newly issued common stock of Invitation Homes Inc. As a result of the IH2 Merger, Invitation Homes Inc. holds all of the assets and operations held directly or indirectly by IH2 prior to such merger;

•
prior to the IH2 Merger, our Pre-IPO Owners contributed to Invitation Homes Inc. their interests in each of the other Invitation Homes Partnerships (other than IH2) in exchange for newly-issued shares of Invitation Homes Inc.; and

•
Invitation Homes Inc. contributed to the Operating Partnership all of the interests in the Invitation Homes Partnerships (other than IH2, the assets, liabilities and operations of which were contributed to the Operating Partnership).

The Pre-IPO Transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited combined and consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Subsequent to the date of the Pre-IPO Transactions, these condensed consolidated financial statements include the accounts of Invitation Homes Inc. and its wholly owned subsidiaries. Prior to the date of the Pre-IPO Transactions, these combined and consolidated financial statements include the combined accounts of the Operating Partnership and the Invitation Homes Partnerships and their wholly owned subsidiaries.
All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
We consolidate entities when we own, directly or indirectly, a majority interest in the entity or are otherwise able to control the entity. We consolidate variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, as amended by Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis (“ASU 2015-02”), if we are the

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

primary beneficiary of the VIE as determined by our power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.
Adoption of New Accounting Standards
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Early adoption is permitted only for transactions that occurred before the issuance date of the guidance and has not been previously reported in issued financial statements. Effective January 1, 2017, we adopted ASU 2017-01, and the adoption of this standard had no impact on our condensed consolidated financial statements for any period presented.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Effective January 1, 2017, we adopted ASU 2016-09, and the adoption of this standard had no impact on our condensed consolidated financial statements for any period presented.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates are inherently subjective in nature and actual results could differ from those estimates.
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited combined and consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 other than as disclosed below.
Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, our purchases of homes are treated as acquisitions and are recorded at their purchase price which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our condensed consolidated balance sheets.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Prior to our adoption of ASU 2017-01 effective January 1, 2017, acquisition costs for transactions accounted for as business combinations were expensed in the period in which they were incurred and were reflected in other expenses in the accompanying condensed consolidated statements of operations.
Earnings per Share
We use the two-class method to compute basic and diluted earnings (loss) per common share (“EPS”) because our restricted stock units and restricted stock awards (see Share-Based Compensation Expense below) are participating securities as defined by GAAP. We compute basic EPS by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding for the period, adjusted to exclude nonvested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of nonvested RSUs and RSAs except when doing so would be anti-dilutive. Prior to the IPO, our business was conducted through the Invitation Homes Partnerships which did not have a common capital structure upon which to compute historical EPS. Accordingly, EPS has not been presented for historical periods prior to the IPO.
Derivatives
We enter into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes. We do not enter into Hedging Derivatives for trading or other speculative purposes, and all of our Hedging Derivatives are carried at fair value on our condensed consolidated balance sheets. Designated hedges are derivatives that meet the criteria for hedge accounting and that we have elected to designate as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or that we have not elected to designate as hedges.
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month London Interbank Offered Rate (“LIBOR”). In connection with the Pre-IPO Transactions, as of January 31, 2017, we have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
The fair value of Hedging Derivatives that are in an asset position are included in other assets and those in a liability position are included in other liabilities on our condensed consolidated balance sheets. For Non-Designated Hedges, the related changes in fair value are reflected within interest expense in the condensed consolidated statements of operations. For Designated Hedges, the effective portion of the related changes in fair value is reported as a component of other comprehensive income (loss) on our condensed consolidated balance sheets and reclassified into earnings as interest expense in our condensed consolidated statements of operations when the hedged transactions affect earnings; the ineffective portion of the changes in fair value is reflected directly within interest expense in the condensed consolidated statements of operations. See Note 7 for further discussion of derivative financial instruments.
Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”). In connection with and subsequent to the IPO, we have issued restricted stock units (“RSUs”) that settle in shares of common stock and restricted shares of common stock (“RSAs”) for which share-based compensation expense is recognized.
We recognized share-based compensation expense for the Class B Units based on the estimated fair value of the Class B Units and vesting conditions of the related incentive unit agreements. Since the Class B Units granted by IH1 were granted to employees of the Manager, a wholly owned subsidiary of IH1, the related share-based compensation expense was based on the grant-date fair value of the units and recognized in expense over the service period. Because units in IH2, IH3, IH4, IH5, and IH6 were granted to non-employees of those respective partnerships, fair value was re-measured for nonvested units at the end of each reporting period. The fair value of the Class B Units was determined based on a valuation model that took into account discounted cash flows and a market approach based on comparable companies and transactions.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

We recognize share-based compensation expense for the RSUs and RSAs based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche or when any applicable performance conditions are met in accordance with the related RSU and RSA agreements. The grant-date fair value of RSUs and RSAs is generally based on the closing price of our common stock on the grant date.
Additional compensation expense is recognized if modifications to existing incentive compensation unit, RSU, or RSA agreements result in an increase in the post-modification fair value of the units that exceeds their pre-modification fair value. Share-based compensation expense is presented as a component of general and administrative expense and property management expense in our condensed consolidated statements of operations. See Note 10 for further discussion of share-based compensation expense.
Income Taxes
As a result of the Pre-IPO Transactions more fully described in Note 1, the Invitation Homes Partnerships transferred all assets, liabilities, and operations to Invitation Homes Inc. through certain mergers and related transactions, including the IH2 Property Holdings Merger. IH2 Property Holdings Inc. had previously elected to qualify as a Real Estate Investment Trust “REIT” for United States federal income tax purposes commencing with its taxable year ended December 31, 2013. Effective upon consummation of the IH2 Property Holdings Merger, Invitation Homes Inc. became subject to such REIT election.
We intend to continue to operate as a REIT, and our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to United States federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for subsequent taxable years.
Even if we qualify as a REIT, we may be subject to United States federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS, defined below, and on any net income from sales of assets that were held for sale to customers in the ordinary course. In addition, we could also be subject to the alternative minimum tax on items of tax preference. State and local tax laws may not conform to the United States federal income tax treatment, and we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.
As part of the formation of Invitation Homes Inc., each of the Invitation Homes Partnerships (other than IH2) transferred assets into Invitation Homes Inc. solely in exchange for shares of common stock. Certain of the assets contributed contained built-in gains. Prior to the Pre-IPO Transactions, the contributing partnerships had indirect C corporation partners to which a portion of the built-in gain would be allocated. As a result, if we dispose of any such assets during the five-year period following the date the REIT acquired such assets, we will be subject to the regulations under Section 337(d) of the Code. In general terms, such regulations subject the REIT to the maximum corporate level tax rate on the lesser of (i) such built-in gains and (ii) the gain recognized by the REIT upon a taxable disposition of the contributed assets. We may, however, choose not to sell such assets during such five-year period or to sell them in a non-taxable transaction. As such, the potential taxes associated with these built-in gains are not estimable.
Certain of our operations or a portion thereof, are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C-corporation that has not elected REIT status and as such is subject to United States federal and state corporate income tax. We use TRS entities to facilitate our ability to perform non-real estate related activities and/or perform non-customary services for residents that cannot be offered directly by a REIT.
For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

between the REIT and TRS entities when the related assets affect our GAAP net income or loss, generally through depreciation, impairment losses, or sales to third-party entities.
Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.
We file income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. Our filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years varying based upon the date of incorporation of the specific entity. The years open to examination range from 2013 to present.
Recent Accounting Pronouncements
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that period changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents are explained in the statement of cash flow. Thus, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods with early adoption permitted. We are currently assessing the impact of the guidance on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments including debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. We are currently evaluating the impact of the guidance on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under current GAAP, while aligning with the FASB’s new revenue recognition guidance. The new standard will be effective for us for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the guidance on our condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. We are currently evaluating the impact of the guidance on our condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, we may adopt the full retrospective approach or the modified retrospective approach. Early adoption is permitted only as of annual reporting periods, and interim periods therein, beginning after December 15, 2016. We are currently evaluating the method of adoption of this guidance, as well as the impact of the guidance on our condensed consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2017	December 31, 2016
Land	$2,701,437	$2,703,388
Single-family residential property	6,818,318	6,829,579
Capital improvements	228,643	229,890
Equipment	31,717	31,988
Total gross investments in the properties	9,780,115	9,794,845
Less: accumulated depreciation	(853,399)	(792,330)
Investments in single-family residential properties, net	$8,926,716	$9,002,515

As of March 31, 2017 and December 31, 2016, the carrying amount of the residential property above included $121,727 and $122,009, respectively, of capitalized acquisition costs (excluding purchase price), along with $61,989 and $62,169, respectively, of capitalized interest, $25,957 and $26,050, respectively, of capitalized property taxes, $4,739 and $4,764, respectively, of capitalized insurance, and $2,884 and $2,890, respectively, of capitalized HOA fees.
During the three months ended March 31, 2017 and 2016, we recognized $66,653 and $64,409, respectively, of depreciation expense related to the components of the properties, and $924 and $1,293, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. Further, during the years ended March 31, 2017 and 2016, impairments totaling $1,037 and $0, respectively, have been recognized and are included in impairment and other on the condensed consolidated statements of operations.
Note 4—Restricted Cash
Pursuant to the terms of the credit facility agreements and the mortgage loans described in Note 6, we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) completion reserves; (ii) renovation reserves; (iii) leasing commission reserves; (iv) debt service reserves; (v) property tax reserves; (vi) insurance premium and deductible reserves; (vii) standing reserves; (viii) special reserves; (ix) termination fee reserves; (x) eligibility reserves; (xi) collections; and (xii) non-conforming property reserves. In February 2017, the credit facilities were repaid in full and all related reserve accounts were released. Prior to that time, the credit facility reserve accounts were under the sole control of the Administrative Agent, as defined in the credit facility agreements. The reserve accounts associated with the mortgage loans are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that are required to be segregated. Accordingly, amounts funded to these reserve accounts and security deposit accounts have been classified within our condensed consolidated balance sheets as restricted cash. We also hold letters of credit as required by certain of our insurance policies.
The amounts funded, and to be funded, to the reserve accounts are subject to formulae included in the credit facility agreements and mortgage loan agreements and are to be released to us subject to certain conditions specified therein being met. To the extent that an event of default were to occur, the loan servicer (as it relates to the Securitizations) has discretion to use such funds to either settle the applicable operating expenses to which such reserves relate or reduce the allocated loan amount associated with a residential property of ours.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of March 31, 2017 and December 31, 2016, the balances in our restricted cash accounts are as set forth in the table below. At December 31, 2016, no amounts were funded to the completion, renovation, leasing commission, debt service, termination fee, and nonconforming property reserve accounts as the conditions specified in the credit facility agreements that require such funding did not exist, and none are required at March 31, 2017 as the credit facilities had been repaid in full.

	March 31, 2017	December 31, 2016
Resident security deposits	$91,452	$86,239
Collections	18,134	42,767
Property taxes	24,995	52,256
Insurance premium and deductible	—	4,432
Standing and capital expenditure reserves	6,115	24,409
Special reserves	—	34
Eligibility reserves	254	9,274
Letters of credit	3,219	2,681
Total	$144,169	$222,092
Note 5—Other Assets
At March 31, 2017 and December 31, 2016, the balances in other assets, net are as follows:

	March 31, 2017	December 31, 2016
Investments in debt securities, net	$209,386	$209,337
Held for sale assets(1)	37,142	45,062
Prepaid expenses	33,811	21,883
Deferred leasing costs, net	7,415	7,710
Rent and other receivables, net	11,781	11,604
Deferred financing costs, net	9,242	—
Interest rate swap hedges (see Note 7)	5,907	—
Corporate fixed assets, net	5,612	6,247
Other	4,530	7,782
Total	$324,826	$309,625

(1)	As of March 31, 2017 and December 31, 2016 (unaudited), 358 and 391 properties, respectively, were classified as held for sale (see Note 15).
Investments in Debt Securities
In connection with certain of the Securitizations, as defined in Note 6, we previously acquired $193,045 of Class G certificates. In 2016, we purchased $16,423 of Class F certificates, which had an unamortized discount of $82 and $131 as of March 31, 2017 and December 31, 2016, respectively. These investments in debt securities are classified as held to maturity investments (for additional information about the Securitizations, see Note 6). As of March 31, 2017 and December 31, 2016, there were no gross unrecognized holding gains or losses and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of March 31, 2017, the Class F and G certificates are scheduled to mature over the next 3 to 12 months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Held for Sale Assets
Included in held for sale assets are 219 homes with a net carrying amount of $18,520 as of March 31, 2017 that are under contract for a bulk sale pursuant to a purchase and sale agreement dated March 29, 2017 for an aggregate sales price of $21,778, subject to customary terms and conditions.
Rent and Other Receivables
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net within the condensed consolidated balance sheets, is an allowance for doubtful accounts of $1,198 and $1,183, as of March 31, 2017 and December 31, 2016, respectively.
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,634 of financing costs during the three months ended March 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheet due to the line of credit features of the Revolving Facility. These deferred financing costs are being amortized as interest expense on a straight line basis over the term of the Revolving Facility.
Note 6—Debt
Mortgage Loans
As of March 31, 2017, we have completed seven securitization transactions (the “Securitizations” or the “mortgage loans”) collateralized by homes owned by the respective Invitation Homes Borrower Entities. The proceeds from the mortgage loans were used to fund (i) partial repayments of the then-outstanding IH1 and IH2 credit facilities, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to IH1 and IH2 equity investors.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of the mortgage loan indebtedness as of March 31, 2017 and December 31, 2016:

				Outstanding Principal Balance(3)
	Maturity Date(1)	Interest Rate(2)	Range of Spreads	March 31, 2017(4)	December 31, 2016
IH1 2013-1	N/A	N/A	115-365 bps	$—	$462,431
IH1 2014-1(5)	June 9, 2017	2.83%	100-375 bps	420,944	978,231
IH1 2014-2, net	September 9, 2017	2.88%	110-400 bps	706,957	710,664
IH1 2014-3, net(6)	December 9, 2017	3.30%	120-500 bps	761,041	766,753
IH2 2015-1, net(7)	March 9, 2018	3.34%	145-430 bps	531,373	531,318
IH2 2015-2(8)	June 9, 2017	2.93%	135-370 bps	630,283	630,283
IH2 2015-3(9)	August 9, 2017	3.15%	130-475 bps	1,182,980	1,184,314
Total Securitizations				4,233,578	5,263,994
Less deferred financing costs, net				(5,053)	(9,256)
Total				$4,228,525	$5,254,738

(1)
Each mortgage loan’s initial maturity term is two years, individually subject to three, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH1 2014-1, IH1 2014-2, IH1 2014-3, and IH2 2015-1 mortgage loans have exercised the first extension options. The maturity dates above are reflective of all extensions that have been exercised.

(2)	Interest rates are based on a weighted average spread to LIBOR; as of March 31, 2017, LIBOR was 0.98%.

(3)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(4)	From April 1, 2017 to May 5, 2017, we made prepayments of $2,865 on our mortgage loans related to the disposition of properties.

(5)	On April 28, 2017, the outstanding balance of IH1 2014-1 was repaid in full (see Note 15).

(6)	On May 9, 2017, we made a voluntary prepayment of $510,000 (see Note 15).

(7)	Net of unamortized discount of $0 and $55 as of March 31, 2017 and December 31, 2016, respectively.

(8)	On March 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-2 mortgage loan from June 9, 2017 to June 9, 2018 upon approval.

(9)	On May 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-3 mortgage loan from August 9, 2017 to August 9, 2018 upon approval (see Note 15).
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
IH1 2014-1: In May 2014, we completed our second securitization transaction (“IH1 2014-1”), in which 2014-1 IH Borrower L.P. (“S2 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third party lender made a six component term loan to S2 Borrower in the amount of $993,738. All six components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning July 9, 2014 and continuing monthly thereafter. On February 6, 2017 and March 9, 2017, we made voluntary prepayments of $291,500 and $260,000, respectively. On April 28, 2017, the outstanding balance of IH1 2014-1 was repaid in full (see Note 15).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

IH1 2014-2: In August 2014, we completed our third securitization transaction (“IH1 2014-2”), in which 2014-2 IH Borrower L.P. (“S3 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S3 Borrower in the amount of $719,935. Of the seven loan components, the Class A, B, C, D and G certificates were sold at par; however, the Class E and F certificates were sold at a total discount of $3,970. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of March 31, 2017 and 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning October 9, 2014 and continuing monthly thereafter.
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769,322. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7,235. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter. On May 9, 2017, we made a voluntary prepayment of $510,000 (see Note 15).
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540,854. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $622. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to the Class G certificates purchased by IH1 and IH2.
For IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3, the Trusts made the Class A through Class F certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, IH1 and IH2, as sponsors of the respective loans, are required to retain a portion of the risk that represents a material net economic interest in each loan. The Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 are equal to 5% of the original principal amount of the loans in accordance with the agreements. Per the terms of the Securitization agreements, the Class G certificates are restricted certificates and were made available exclusively to IH1 and IH2, as applicable. The Class G certificates are principal only and bear a stated annual interest rate of 0.0005%. The Class G certificates are classified as held to maturity investments and are recorded in other assets, net in the condensed consolidated balance sheets (see Note 5).
The Trusts are structured as pass through entities that receive principal and interest from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in the Class G certificates of the Trusts and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the Class G certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At March 31, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of the mortgage loans. For the three months ended March 31, 2017 and 2016, voluntary and mandatory prepayments totaling $1,030,471 and $29,598, respectively, were made under the terms of the loan agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Collateral
Collateral for the mortgage loans includes first priority mortgages on certain of our properties and a grant of a security interest in all of our personal property. The following table lists the gross carrying values of the single-family residential properties, including held for sale properties, pledged as collateral for the loans as of March 31, 2017 and December 31, 2016:

	Number of Homes(1)	March 31, 2017	December 31, 2016
IH1 2013-1	—	$—	$533,005
IH1 2014-1	6,268	1,124,008	1,124,069
IH1 2014-2	3,634	785,486	785,459
IH1 2014-3	3,950	847,960	850,056
IH2 2015-1	3,021	594,600	594,155
IH2 2015-2	3,520	744,605	744,070
IH2 2015-3	7,162	1,380,734	1,382,683
Total	27,555	$5,477,393	$6,013,497

(1)
The loans are secured by first priority mortgages on portfolios of single-family residential properties owned by S1 Borrower, S2 Borrower, S3 Borrower, S4 Borrower, S5 Borrower, S6 Borrower, and S7 Borrower. The numbers of homes noted above are as of March 31, 2017. As of December 31, 2016, a total of 30,900 homes (unaudited) were secured by the above-mentioned mortgage loans.

Debt Maturities Schedule
Future maturities of these mortgage loans as of March 31, 2017 are set forth in the table below:

Year	Principal(1)
2017	$3,702,205
2018	531,373
Total payments	$4,233,578

(1)
Each mortgage loan is subject to three one-year extension options at the borrower's discretion, of which the IH1 2014-1, IH1 2014-2, IH1 2014-3 and IH2 2015-1 mortgage loans have exercised the first extension options.

New Credit Facility
On February 6, 2017, we entered into a loan agreement with a syndicate of banks, financial institutions and institutional lenders for a new credit facility (the “New Credit Facility”). The New Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The New Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of the outstanding principal amounts under such loans as of March 31, 2017:

	Maturity Date	Interest Rate(1)	March 31, 2017
Term loan facility	February 6, 2022	2.78%	$1,500,000
Revolving facility	February 6, 2021	N/A	—
Total			1,500,000
Less deferred financing costs, net			(14,134)
Total			$1,485,866

(1)	Interest rate for the Term Loan Facility is based on LIBOR plus an applicable margin of 1.80%; as of March 31, 2017, LIBOR was 0.98%.

Interest Rate and Fees
Borrowings under the New Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30%, in the case of base rate loans, and 1.75% to 2.30%, in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30%, in the case of base rate loans, and 1.70% to 2.30%, in the case of LIBOR rate loans. In addition, the New Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.350% or 0.200% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply; and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
Prepayments and Amortization
No prepayment or amortization is required under the New Credit Facility. We are permitted to voluntarily repay amounts outstanding under the Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. Once repaid, no further borrowings will be permitted under the Term Loan Facility.
General Terms
The New Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to the our fiscal year, (v) make changes in the nature of our business and our subsidiaries and (vi) incur additional indebtedness that is secured on a pari passu basis with the New Credit Facility.
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At March 31, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the New Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the New Credit Facility. In addition, Invitation Homes Inc. may be required to provide a guarantee of the New Credit Facility under certain circumstances, including if Invitation Homes Inc. does not maintain its qualification as a REIT.
The New Credit Facility is collateralized by first priority or equivalent security interests in all the capital stock of, or other equity interests in any Subsidiary Guarantor, held by us and each of the Subsidiary Guarantors. The security interests granted under the New Credit Facility will be automatically released upon the occurrence of certain events, including upon an Investment Grade Rating Event or if the total net leverage ratio is less than or equal to 8.00:1.00 for four consecutive fiscal quarters.
Debt Maturities Schedule
Future maturities of the New Credit Facility as of March 31, 2017 are set forth in the table below:

Year	Principal
2022	$1,500,000
Credit Facilities
All of the then-existing credit facilities were paid in full on February 6, 2017 in connection with the closing of our IPO. The following table sets forth a summary of the outstanding principal amounts of these credit facilities as of March 31, 2017 and December 31, 2016:

			Outstanding Principal Balance(1)
Credit Facility	Origination Date	Range of Spreads	March 31, 2017	December 31, 2016
IH1 2015	April 3, 2015	325 bps	$—	$85,492
IH2 2015	September 29, 2015	275 bps	—	43,859
IH3 2013	December 19, 2013	300-425 bps	—	932,583
IH4 2014	May 5, 2014	300-425 bps	—	529,866
IH5 2014	December 5, 2014	275-400 bps	—	564,348
IH6 2016	April 13, 2016	250-375 bps	—	165,437
Total			—	2,321,585
Less deferred financing costs, net			—	(6,044)
Total			$—	$2,315,541

(1)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 7—Derivative Instruments
From time to time, we enter into Hedging Derivatives to manage the economic risk of changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes. Designated hedges are derivatives that meet the criteria for hedge accounting and for which we have elected to designate them as hedges. Non-Designated Hedges are derivatives that do not meet the criteria for hedge accounting or we have not elected to designate them as hedges.
Designated Hedges
We have entered into various interest rate swap agreements, as outlined in the table below. Certain of the Invitation Homes Partnerships and certain Borrower Entities guaranteed the obligations under each of the interest rate swaps from the date the swaps were entered through the date of the IPO. Each of these swaps were accounted for as non-designated hedges until January 31, 2017, when the criteria for hedge accounting were met as a result of the Pre-IPO Transactions described in Note 1. At that time, we designated these swaps for hedge accounting purposes; and the effective portion of changes in the fair value of these swaps is recorded in other comprehensive income subsequent to that date.
The table below summarizes our interest rate swap instruments as of March 31, 2017:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Changes in fair value related to the ineffective portion of our Designated Hedges resulted in an unrealized gain of $1 for the three months ended March 31, 2017, which is included in interest expense in our condensed consolidated statements of operations.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $16,003 will be reclassified to earnings as an increase to interest expense. There were no interest rate swap agreements outstanding for the three months ended March 31, 2016.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.07% to 3.82% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
Changes in fair value related to Non-Designated Hedges resulted in unrealized losses of $3,752 for the three months ended March 31, 2017, which are included in interest expense in our condensed consolidated statements of operations. Of the unrealized losses, $3,674 related to changes in value on interest rate swaps prior to their designation on January 31, 2017, and $78 related to the non-designated interest rate caps.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	March 31, 2017	December 31, 2016	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$5,907	$—	Other liabilities	$4,775	$—

Derivatives not designated as hedging instruments
Interest rate swaps	Other assets	—	—	Other liabilities	—	8,683
Interest rate caps	Other assets	11	29	Other liabilities	—	—

Total		$5,918	$29		$4,775	$8,683
Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of (Gain) Loss Reclassified from Accumulated OCI into Net Loss (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Net Loss (Effective Portion)		Location of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2017	2016		2017	2016		2017	2016
Derivatives in Cash Flow Hedging Relationships
Interest rate swaps	$10,561	$—	Interest expense	$(2,711)	$—	Interest expense	$1	$—

Total	$10,561	$—		$(2,711)	$—		$1	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		For the Three Months Ended March 31,
		2017	2016
Derivatives Not Designated as Hedging Instruments
Interest rate swaps	Interest expense	(3,674)	—
Interest rate caps	Interest expense	$(78)	$—

Total		$(3,752)	$—
Credit-Risk-Related Contingent Features
We have agreements with our derivative counterparties for our interest rate swap agreements that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2017, the fair value of interest rate swap derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5,172. As of March 31, 2017, we have not posted any collateral related to these agreements. If we have breached any of these provisions at March 31, 2017, we could have been required to settle its obligations under the agreements at their termination value of $5,172.
Note 8—Equity
Shareholders’ Equity
In connection with our IPO, we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 RSUs (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before offering costs of $5,426.
To qualify as a REIT, we are required to distribute annually to our shareholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our shareholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year.
On May 4, 2017, the board of directors declared a $0.06 dividend per share, payable May 31, 2017 (see Note 15).
Combined Equity
Prior to the IPO, our business was conducted through the Invitation Homes Partnerships which did not have a common capital structure. As described in Note 1, IH1, IH3, IH4, IH5, and IH6 are partnerships. These entities each had limited partners and a general partner (the “Class A Partners”), along with a board of directors designated in the respective limited partnership agreements. IH2 was a Delaware corporation and had issued 1,000 shares of common stock and 113 shares of Series A Preferred Stock. IH2 had a board of directors elected by the common stockholders. The same board of directors was responsible for directing the significant activities of the Invitation Homes Partnerships and the Operating Partnership on a combined basis.
The IH2 Series A Preferred Stock ranked, in respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation or dissolution, senior to the IH2 common stock. Holders of such IH2 Series A Preferred Stock shares were entitled to receive cumulative cash dividends at the rate of 12.0% per annum of the total of a liquidation preference. On January 31, 2017, in connection with the Pre-IPO Transactions, the Series A Preferred Stock was redeemed for $1,153, inclusive of the redemption premium and accrued and unpaid dividends to that date. No dividends were made with respect to the Series A Preferred Stock during the three months ended March 31, 2016. As of December 31, 2016, there

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

were no dividend amounts declared and outstanding related to the 12.0% per annum dividend requirements of the Series A Preferred Stock.
Profits and losses, and cash distributions were allocated in accordance with the terms of the respective entity’s organizational documents. During the three months ended March 31, 2017 and 2016, we made no distributions to our equity investors, and we received $128,002 of contributions during the three months ended March 31, 2016.
As further described in Note 10, we granted certain individuals incentive compensation units in IH1, IH2, IH3, IH4, IH5, and IH6, which consisted of Class B units that were accounted for as a substantive class of equity due to the terms of the agreements and rights of the holders. We previously made distributions to certain Class B unitholders in the form of non-recourse cash advances totaling $11,023. Any amounts distributed to the holders of the Class B units whose Class B units were converted in connection with the Pre-IPO Transactions (see Note 10), reduced the number of converted shares common stock received by amounts previously paid to such Class B unitholders as advance distributions. As a result of the Pre-IPO Transactions, there are no longer any Class B Units outstanding.
We previously executed notes receivables with certain Class B unitholders (the “Class B Notes”) and funded $20,228 pursuant to those note agreements, of which $1,527, including accrued interest had been repaid as of December 31, 2016. On January 5, 2017, $7,723 of Class B Notes, including accrued interest, were canceled, and the transaction was accounted for as a distribution to the underlying unitholder. As part of the Pre-IPO Transactions, IH1 assigned $11,963, including accrued interest, of Class B Notes to a wholly owned subsidiary of the Pre-IPO Owners that was formed in connection with the reorganization described in Note 1, and the transaction was accounted for as a distribution. The Class B Notes were secured by certain of the Class B units of the makers of the Class B Notes and were otherwise non-recourse to the makers. The Class B Notes matured at the earlier of a liquidation event or defined dates in 2024 and bore interest of 1.57% to 1.97% per annum. As such, the Class B Notes were recorded as a component of combined equity in our condensed consolidated balance sheets as of December 31, 2016.
Note 9—Related Party Transactions
Through December 31, 2014, certain related parties provided us with consulting services for which we recorded payables. We also made offsetting income tax payments related to distributions on behalf of these related parties. During the year ended December 31, 2016, we repaid the $1,959 outstanding as of December 31, 2015.
Note 10—Share-Based Compensation
We have share-based compensation programs for the purpose of retaining certain key employees. Prior to the IPO, the program consisted of incentive compensation units, the Class B Units, granted in the form of profits interests in the Invitation Homes Partnerships. In connection with the IPO, we granted awards in the form of RSUs that settle in shares of common stock of Invitation Homes Inc. and RSAs that are restricted shares of common stock of Invitation Homes Inc.
Profits Interests — Class B Units
Prior to the IPO, the Invitation Homes Partnerships granted incentive compensation units to certain key employees, which were profits interests for United States federal income tax purposes. The Class B Units were accounted for as a substantive class of equity and contained both service based and performance based vesting criteria. Recognition of compensation expense was recorded based on whether or not the award recipient was an employee of the Manager, a wholly owned subsidiary of IH1, resulting in some awards being recognized based on grant-date fair value and others being remeasured at each reporting period until the actual vesting date as required for non-employee awards. Prior to the IPO, none of the performance based vesting criteria had been achieved, and as such through the date of the IPO, no compensation expense had been recorded for performance based Class B Units. However, the IPO triggered achievement of the performance based criteria and effectively converted all such awards into service based awards.
2017 New Awards: Pursuant to an amended and restated partnership agreement, on January 5, 2017, IH6 issued certain individuals a total of 9,650 Class B Units that were expected to vest based on terms and conditions similar to all other Class B Units. In January 2017, an additional 188 Class B Units in total were issued from IH1, IH2, and IH3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

2017 Class B Unit Conversion: The Pre-IPO Transactions described in Note 1 resulted in accelerated vesting of 7,520 Class B Units held by certain unitholders which resulted in additional share-based compensation expense of $11,601. On January 31, 2017, in connection with the IPO, all of the Class B Units held by current employees of the Manager (except for 3,878 fully vested Class B Units awarded to a certain unitholder) were either converted into shares of Invitation Homes Inc. common stock or canceled based on the value of the Class B Units implied by the per share price of common stock sold to the public in the IPO. As such, a total of 730 Class B Units were converted into 62,529 RSAs, and 17,669 Class B Units were canceled for no consideration. For the Class B Units converted into RSAs, vesting and other terms of the RSAs delivered in the conversion have the same vesting and other terms applicable to the corresponding Class B Units converted.
Additionally, the obligations under the remaining 40,992 fully vested Class B Units, including those of the unitholders who are not current employees of the Manager and the one employee unitholder noted above that did not convert, were converted into similar units of newly formed subsidiaries of the Pre-IPO Owners. There are no nonvested Class B Units held by former employees of the Manager.
The following table summarizes the activity related to the Class B Units for the three months ended March 31, 2017:

	Class B Units
	Employee		Non-employee		Total Class B Units
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
Balance, December 31, 2016	9,915	$4.2	39,638	$2.5	49,553	$2.9
Granted	85	14.0	9,753	—	9,838	0.1
Converted to RSAs	(245)	(3.4)	(485)	(0.8)	(730)	(1.7)
Canceled	(555)	(8.2)	(17,114)	(0.4)	(17,669)	(0.6)
Converted to Units of affiliated entities	(9,200)	(4.0)	(31,792)	(2.9)	(40,992)	(3.2)
Balance, March 31, 2017	—	$—	—	$—	—	$—

As of March 31, 2017, no Class B Units were outstanding.
RSAs and RSUs Issued by Invitation Homes Inc.
RSAs: In connection with the conversion of the Class B Units, we issued 62,529 RSAs, of which 51,039 were fully vested as of March 31, 2017, and the remaining 11,490 nonvested RSAs will vest in accordance with the original terms of the Class B Unit award agreements. The conversion of the Class B Units into RSAs resulted in a modification of the awards of which some were previously accounted for as non-employee awards. The modification resulted in the reversal of $246 of previously recognized incentive compensation expense with respect to these non-employee awards.
RSUs: Prior to the completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and aligning their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares, and as of March 31, 2017, we have awarded 3,290,126 shares under the Omnibus Incentive Plan pursuant to our Supplemental Bonus Plan and the IH6 Bonus Awards and to certain non-employee directors.

•
Supplemental Bonus Plan: In October 2016, we established a supplemental bonus plan for certain key executives and employees (the “Supplemental Bonus Plan”). Pursuant to the Supplemental Bonus plan, the awards became payable and the payment amount became determinable upon the completion of the IPO. The $59,580 of awards were converted into 2,979,001 time-vesting RSUs that will generally vest in three equal annual installments, commencing on the completion of the Invitation Homes Inc. IPO and on the first and second anniversaries thereafter.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

•
IH6 Bonus Awards: In addition to the Class B Units granted by IH6 to certain individuals, these individuals were also granted bonus awards (the “IH6 Bonus Awards”) equal to $0.5 multiplied by the 9,650 IH6 Class B Units granted, entitling the recipients to receive bonus payments in connection with an IPO or exit event. Upon completion of the Invitation Homes Inc. IPO, the IH6 Bonus Awards became payable to the recipients and were converted into the right to receive shares of common stock. The $4,825 of awards were settled in the form of 241,250 RSUs that were fully vested upon issuance.

•
Director Awards: Invitation Homes Inc. issued $1,398 of awards, or 69,875 RSUs, to directors who are not our employees or employees of BREP VII. These awards will fully vest on the date scheduled for Invitation Homes Inc.’s 2018 annual stockholders meeting, subject to the director’s continued service on the board of directors through such date.

The following tables summarize the status of non-vested RSUs and RSAs as of March 31, 2017 and changes during the period from January 31, 2017 through March 31, 2017:

	RSUs		RSAs		Total Share-Based Awards
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, January 1, 2017	—	$—	—	$—	—	$—
Granted	3,290,126	20.00	62,529	15.50	3,352,655	19.92
Vested(1)	(1,405,070)	(20.00)	(51,039)	(15.88)	(1,456,109)	(19.86)
Forfeited	(51,252)	(20.00)	—	—	(51,252)	(20.00)
Balance, March 31, 2017	1,833,804	$20.00	11,490	$13.83	1,845,294	$19.96

(1)
All vested RSAs and RSUs are included in basic EPS for the period during which they are outstanding. However, the vested RSUs will not settle with the individual awardees until July 30, 2017, and therefore are not included in legally outstanding shares of common stock as of March 31, 2017.

During the period from January 31, 2017 through March 31, 2017, 51,039 RSAs and 1,405,070 RSUs with an estimated fair value of $28,912 fully vested. As of March 31, 2017, no RSAs or RSUs included performance-based vesting criteria. Grant date fair value of the RSAs and RSUs is generally based on the closing price of our common stock on the grant date; however, for the awards granted in connection with the IPO, the grant-date fair value is the opening offering price per common share.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2017 and 2016, we recognized $44,244 and $4,206 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Three Months Ended March 31,
	2017		2016
	General and Administrative	Property Management Expense	General and Administrative	Property Management Expense	Unrecognized Expense at March 31, 2017
Class B Units	$11,998	$3	$4,051	$155	$—
RSUs	28,463	4,020	—	—	32,294
RSAs	(190)	(50)	—	—	28
Total	$40,271	$3,973	$4,051	$155	$32,322

As of March 31, 2017, there was $32,322 of unrecognized share-based compensation expense related to nonvested RSUs and RSAs which is expected to be recognized over a weighted average period of 1.36 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements are the only financial instruments recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 7 for the details of the balance sheet classification and the fair values for the interest rate caps and swaps.
The following table displays the carrying values and fair values of financial instruments as of March 31, 2017 and December 31, 2016:

		March 31, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets
Investments in debt securities	Level 2	$209,386	$209,744	$209,337	$209,390

Liabilities carried at historical cost on the consolidated balance sheets
Mortgage loans(1)	Level 2	$4,233,578	$4,245,640	$5,263,994	$5,265,180
Term loan facility(2)	Level 3	1,500,000	1,501,639	—	—
Credit facilities(3)	Level 3	—	—	2,321,585	2,329,551

(1)	The carrying values of the mortgage loans are shown net of discount and exclude $5,053 and $9,256 of deferred financing costs as of March 31, 2017 and December 31, 2016, respectively.

(2)	The carrying value of the term loan facility excludes $14,134 of deferred financing costs as of March 31, 2017.

(3)	The carrying values of the credit facilities exclude $6,044 of deferred financing costs as of December 31, 2016.

The fair values of our investments in debt securities and of our mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

of our credit facilities and Term Loan Facility, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period.
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Three Months Ended March 31,
	2017	2016
Investments in single-family residential properties, net held for use (Level 3)
Pre-impairment amount	$496	$—
Total impairments	(267)	—
Fair value	$229	$—

	Three Months Ended March 31,
	2017	2016
Investments in single-family residential properties, net held for sale (Level 3)
Pre-impairment amount	$7,242	$—
Total impairments	(770)	—
Fair value	$6,472	$—

For additional information related to our single-family residential properties during the years ended March 31, 2017 and 2016, refer to Note 3.
Note 12—Earnings per Share
We compute EPS only for the period our common stock was outstanding during 2017, referred to as the Post-IPO period. We have defined the Post-IPO period as February 1, 2017, the date our shares began trading on the New York Stock Exchange, through March 31, 2017, or 59 days of activity for the reporting period ended March 31, 2017. Basic EPS is computed by dividing the net loss available to common shareholders for the Post-IPO period by the weighted average number of shares outstanding during the Post-IPO period, adjusted for nonvested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of nonvested RSUs and RSAs except when doing so would be anti-dilutive.
All outstanding nonvested RSUs and RSAs that have nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends or dividend equivalent and participation rights in undistributed earnings in periods when we have net income. All of our nonvested RSUs and RSAs are considered participating securities.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	February 1, 2017 through March 31, 2017
Numerator:
Net loss available to common shareholders	$(25,512)

Denominator:
Basic and diluted weighted average common shares outstanding	311,651,082

Net loss per common share — basic and diluted	$(0.08)

Incremental shares attributed to nonvested RSUs and RSAs of 297,176 for the period ended March 31, 2017, were excluded from the computation of diluted EPS because we had a net loss for the period, and any incremental shares would be anti-dilutive.
Note 13—Income Tax
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
As of March 31, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
During the three months ended March 31, 2017, we sold assets subject to Section 337(d) of the Code (see additional discussion in Note 2). These transactions resulted in $1,134 of current income tax expense which has been recorded in gain on sale of property, net of tax on the the condensed consolidated statement of operations.
Note 14—Commitments and Contingencies
Insurance Policies
Pursuant to the terms of our credit facility agreements and mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the three months ended March 31, 2017 and 2016, no material uninsured losses have been incurred with respect to the properties.
Legal Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2017, for potential recognition or disclosure.
Extensions of Existing Mortgage Loans
On May 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-3 mortgage loan from August 9, 2017 to August 9, 2018 upon approval.
FNMA Securitization Transaction
On April 28, 2017, we completed our eighth securitization transaction pursuant to which we entered into a loan agreement with Wells Fargo Bank, National Association (the “FNMA Loan”), providing for a ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000,000, secured by first priority mortgages on a portfolio of 7,204 of our homes. The FNMA Loan was funded through the issuance and sale of the following certificates issued by trust entities: (i) certain mortgage backed certificates that benefit from Fannie Mae’s guaranty of timely payment of principal and interest (the “Guaranteed Certificates”) and (ii) certain mortgage backed certificates that represent a beneficial interest in the most subordinate component of the FNMA Loan (the “Subordinate Non-Guaranteed Certificates”). In connection with the FNMA Loan, we purchased and retain the Subordinate Non-Guaranteed Certificates.
We used proceeds from the FNMA Loan to repay the remaining $420,000 balance outstanding under our mortgage loan relating to the IH1 2014-1 securitization transaction, to fund certain reserves, and to pay transaction fees and expenses incurred with respect to the FNMA Loan. The IH1 2014-1 mortgage loan outstanding balance had been reduced as of April 28, 2017, due to repayments from IPO proceeds and proceeds from sales of homes. On May 9, 2017, the remaining proceeds of $510,000 were used to make a voluntary prepayment on our IH1 2014-3 mortgage loan.
The FNMA Loan bears interest at a fixed rate of 4.23% per annum equal to the market determined pass-through rate payable on the Guaranteed Certificates, plus applicable Fannie Mae guaranty and servicing fees. The FNMA Loan is generally non-recourse, subject to certain customary carve-outs in respect of which the Operating Partnership provided a limited recourse guaranty. The FNMA Loan requires us to comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness that the borrower can incur, limitations on sales and dispositions of properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the collateralized properties while the FNMA Loan is outstanding. The FNMA Loan also includes customary events of default, the occurrence of which would allow the lender to accelerate payment of all amounts outstanding.
Dividend Declarations
On May 4, 2017, the board of directors declared a $0.06 dividend per share, payable May 31, 2017.
Residential Property Dispositions
Between April 1, 2017 and May 5, 2017, we disposed of 97 homes with a net carrying amount of $12,691 as of March 31, 2017, for an aggregate net sales price of $15,833. A portion of the proceeds were used to make various prepayments on our mortgage loans totaling $2,865. At March 31, 2017, 83 of these properties were classified as held for sale and presented in other assets, net and 14 were classified as investments in single-family residential properties on our condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set further under Part I. Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K as updated by our other periodic reporting.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes Inc. is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in desirable neighborhoods across America. With nearly 50,000 homes for lease in 13 markets across the country, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth and superior NOI growth relative to the broader U.S. housing and rental market. Within our 13 markets, we target attractive neighborhoods in in-fill locations with multiple demand generators, such as proximity to major employment centers, desirable schools and transportation corridors. Our homes average approximately 1,860 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We have made approximately $1.2 billion of upfront renovation investment in the homes in our portfolio, representing approximately $25,000 per home, in order to address capital needs, reduce ongoing maintenance costs and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well positioned to drive strong rent growth, attractive margins and predictable cash flows.
Reorganization and Initial Public Offering
On January 31, 2017, we and our Pre-IPO Owners effected certain transactions (the “Pre-IPO Transactions”) that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our condensed consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, the Operating Partnership is wholly owned by Invitation Homes Inc. directly and through its wholly owned subsidiary, Invitation Homes OP GP LLC, which serves as the Operating Partnership’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis. Accordingly, after January 31, 2017, our condensed consolidated financial statements include the accounts of Invitation Homes Inc. and its wholly owned subsidiaries. Prior to that date, our condensed combined financial statements include the combined accounts of the Operating Partnership and the IH Holding Entities and their wholly owned subsidiaries.
On February 6, 2017, Invitation Homes Inc. completed an initial public offering of 88,550,000 shares of common stock at a price to the public of $20.00 per share (the “IPO”). An additional 225,116,760 shares of common stock were issued to the Pre-IPO Owners, including 3,290,126 shares held by directors, officers, and employees as part of the Pre-IPO Transactions.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolio as of and for the periods ended March 31, 2017 as noted below:

Market	Number of homes(1)	Average Occupancy(2)	Average monthly rent(3)	Average monthly rent PSF(3)	% of Revenue(4)
Western United States
Southern California	4,610	95.5%	$2,214	$1.30	12.5%
Northern California	2,866	96.1%	1,732	1.10	6.7%
Seattle	3,185	95.7%	1,907	1.00	8.1%
Phoenix	5,407	95.5%	1,153	0.73	8.3%
Las Vegas	950	94.4%	1,441	0.75	1.7%
Western United States Subtotal	17,018	95.6%	1,692	1.00	37.3%

Florida
South Florida	5,598	93.8%	2,159	1.12	14.7%
Tampa	4,915	94.6%	1,571	0.80	9.6%
Orlando	3,714	95.7%	1,499	0.78	7.0%
Jacksonville	1,964	93.4%	1,550	0.78	3.8%
Florida Subtotal	16,191	94.4%	1,753	0.90	35.1%

Southeast United States
Atlanta	7,483	95.2%	1,363	0.67	12.6%
Charlotte	3,104	93.7%	1,364	0.68	5.2%
Southeast United States Subtotal	10,587	94.7%	1,363	0.67	17.8%

Midwest United States
Chicago	2,939	93.2%	2,011	1.19	7.1%
Minneapolis	1,183	95.9%	1,747	0.87	2.7%
Midwest United States Subtotal	4,122	94.0%	1,934	1.09	9.8%
Total/Average	47,918	94.9%	$1,661	$0.89	100.0%

Same Store Portfolio Total/Average	43,224	95.8%	$1,664	$0.90	90.8%

(1)	As of March 31, 2017.

(2)	Represents average occupancy for the three months ended March 31, 2017.

(3)	Represents average rent, net of rental concessions, for the three months ended March 31, 2017.

(4)	Represents the percentage of total revenue generated in each market for the three months ended March 31, 2017.
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

Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.4% of our revenues during the three months ended March 31, 2017. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals in the form of employment growth and household formation rates and favorable supply fundamentals such as the rate of new supply delivery. We believe these favorable supply and demand fundamentals have driven strong rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods and we expect these trends to continue in the near to intermediate term.
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
Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, term loan facility, and revolving facility, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to acquire and renovate new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by the characteristics of our homes, market conditions, and the terms of the underlying financing arrangements. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Recent Events
Initial Public Offering
On February 6, 2017, we completed our IPO in which we sold 88,550,000 shares of common stock at an initial public offering price of $20.00 per share. The shares offered and sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-11, which was declared effective by the SEC on January 31, 2017. The common stock is listed on the NYSE under the symbol "INVH" and began trading publicly on February 1, 2017. The offering generated net proceeds of $1,692.1 million to us after underwriting discounts, but before other transaction costs. We used a portion of the net proceeds, together with the borrowings under the Term Loan Facility of our New Credit Facility (described below), to repay all of our existing credit facilities and our mortgage loan relating to the IH1 2013-1 securitization and a portion of the mortgage loan relating to the IH1 2014-1 securitization transaction, and to pay fees and expenses related to the offering.
In March 2017, we used the remaining IPO proceeds, together with cash on hand, to voluntarily prepay approximately $260.0 million of additional borrowings outstanding under the mortgage loan relating to the IH1 2014-1 securitization transaction, reducing the outstanding principal balance to approximately $421.0 million.
New Credit Facility
On February 6, 2017, the Operating Partnership entered into a new credit agreement with the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto. The new credit agreement provides for senior secured credit facilities (together, collectively, the “New Credit Facility”) consisting of (i) a $1,000.0 million revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option subject to certain conditions and (ii) a $1,500.0 million “Term Loan Facility,” which will mature on February 6, 2022. See “—Liquidity and Capital Resources.”
Fannie Mae Securitization Transaction
On April 28, 2017, we completed a securitization transaction pursuant to which we entered into a loan agreement, providing for a new ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000.0 million (the “FNMA Loan”). The FNMA Loan will mature June 9, 2027, and is secured by first priority mortgages on a portfolio of 7,204 of our homes. See “—Liquidity and Capital Resources.”
We used proceeds from the FNMA Loan to repay the remaining $420.0 million outstanding under our mortgage loan relating to the IH1 2014-1 securitization transaction, to fund certain reserves, and to pay transaction fees and expenses incurred with respect to the FNMA Loan. The IH1 2014-1 mortgage loan outstanding balance had been reduced as of April 28, 2017, due to prepayments from IPO proceeds and application of proceeds from sales of homes. On May 9, 2017, we used the remaining proceeds to voluntarily prepay $510.0 million of our mortgage loan relating to the IH1 2014-3 securitization transaction, reducing the outstanding principal balance to approximately $251.0 million.
Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses:
Revenues
Rental Revenues
Rental revenues, net of any concessions and uncollectible amounts, consist of rents collected under lease agreements related to our single-family homes for lease. These include leases that we enter into directly with our residents, which typically have a term of one to two years.
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
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day to day activities. We expect to incur additional legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. As a result, general and administrative expense in the historical periods discussed in “—Results of Operations” may not be comparable to general and administrative expense in periods from and after the IPO.
Share-Based Compensation Expense
Certain current and former employees, as well as certain of our founders, were granted Class B incentive units in certain of the IH Holding Entities or their parent entities. In connection with the IPO, all of the Class B units were converted into shares of common stock, canceled, or converted into similar units of newly formed subsidiaries of the Pre-IPO Owners. We have recognized incentive compensation expense related to the value of those units in our results of operations. In connection with the IPO, we modified certain of our incentive awards and issued new awards in order to align our employees’ interests with those of our investors. We now recognize share-based compensation expense for the awards issued as common stock in our results of operations. All incentive unit and share-based compensation expense is recognized on our statements of operations as a component of general and administrative expense and property management expense.
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
Interest Expense
Interest expense includes interest expense as well as amortization of discounts and deferred financing costs from our financing arrangements, and unrealized gains (losses) on non-designated hedging instruments. Interest expense for periods prior to the IPO and our 2017 refinancing activity discussed in “—Results of Operations” does not reflect the impact of the following: (i) certain financing transactions that we completed concurrently with the completion of the IPO; (ii) certain hedging instruments ; (iii) the FNMA Loan that was entered into on April 28, 2017 as defined in “—Liquidity and Capital Resources”; or (iv) the repayment of certain indebtedness with a portion of the net proceeds from the IPO, the New Credit Facility, and the FNMA Loan.

Other, net
Other, net includes interest income, other miscellaneous income and expenses, and acquisition costs (in periods prior to January 1, 2017).
Gain (Loss) on Sale of Property, net of tax
Gain (loss) on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.
Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Revenues:
Rental revenues	$226,096	$214,323	$11,773	5.5%
Other property income	12,654	10,179	2,475	24.3%
Total revenues	238,750	224,502	14,248	6.3%

Operating expenses:
Property operating and maintenance	88,168	84,967	3,201	3.8%
Property management expense	11,449	7,393	4,056	54.9%
General and administrative	58,266	15,360	42,906	279.3%
Depreciation and amortization	67,577	65,702	1,875	2.9%
Impairment and other	1,204	(183)	1,387	757.9%
Total operating expenses	226,664	173,239	53,425	30.8%
Operating income	12,086	51,263	(39,177)	(76.4)%

Other income (expenses):
Interest expense	(68,572)	(70,277)	(1,705)	(2.4)%
Other, net	(226)	(153)	73	47.7%
Total other income (expenses)	(68,798)	(70,430)	(1,632)	(2.3)%

Loss from continuing operations	$(56,712)	$(19,167)	$(37,545)	(195.9)%
Rental Revenues
As of March 31, 2017 and 2016, we owned 47,918 and 48,014 single-family homes for lease, respectively, generating rental revenue of $226.1 million and $214.3 million, respectively, for the three months then ended. Rental revenues increased 5.5% due to an increase in both average occupancy and average monthly rent per occupied home, despite a slight decrease in number of homes owned. During the three months ended March 31, 2017 and 2016, we acquired 121 and 513 homes, respectively, and sold 501 and 637 homes, respectively.
Average occupancy for the total portfolio was 94.9% and 94.5% for the three months ended March 31, 2017 and 2016, respectively. The increase in average occupancy correlates with the decrease in the number of homes acquired during 2017 compared to 2016 as homes are unoccupied for a longer period of time during initial renovations than during a re-resident period. Average rent per occupied home in actual dollars for the three months ended March 31, 2017 was $1,661, compared to $1,573 for the three months ended March 31, 2016, a 5.6% increase.
For our Same Store portfolio, our average occupancy was 95.8% and 96.4% for the three months ended March 31, 2017 and 2016, respectively, and our average rent per occupied home in actual dollars for the three months ended March 31, 2017, was $1,664, compared to $1,592 for the three months ended March 31, 2016, a 4.5% increase.
To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to our total portfolio. For the three months ended March 31, 2017 and 2016, renewal lease net effective rental rate growth for the total portfolio averaged 5.2% for both periods. For the three months ended March 31, 2017 and 2016, new lease net effective rental rate growth for the total portfolio averaged 3.4% and 4.8%, respectively.
For the three months ended March 31, 2017 and 2016, the turnover rate for our Same Store portfolio was 31.8% and 31.1%, respectively. For our total portfolio, an average home remained unoccupied for 53 and 47 days between residents for the three months ended March 31, 2017 and 2016, respectively.
Other Property Income
For the three months ended March 31, 2017 and 2016, other property income was $12.7 million and $10.2 million, respectively, a 24.3% increase. The primary drivers of the increase were pet rent and late fee income attributable to the implementation of our national lease for all leases written beginning in February 2016 and the automation and consistent application of these fees beginning in March 2017.
Operating Expenses
Operating expenses were $226.7 million and $173.2 million for the three months ended March 31, 2017 and 2016, respectively, a 30.8% increase. Of the $53.4 million increase in expenses, $40.0 million relates to share-based compensation expense as more fully described below. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $88.2 million for the three months ended March 31, 2017 from $85.0 million for the three months ended March 31, 2016 primarily due to an increase in property taxes of $3.0 million which represents a 7.2% increase in those costs.
Property management expense and general and administrative expense increased to $69.7 million for the three months ended March 31, 2017 from $22.8 million for the three months ended March 31, 2016. An increase in share-based compensation expense of $40.0 million for the three months ended March 31, 2017, was driven by $11.6 million of accelerated vesting of Class B Units and $23.3 million of fully vested awards issued in connection with the IPO. Additionally, $7.6 million of IPO readiness costs were incurred during the three months ended March 31, 2017.
Depreciation and amortization expense increased due to a higher average cost basis per home at March 31, 2017 compared to March 31, 2016 driven by improvements capitalized over the past 12 months.
Interest Expense
Interest expense was $68.6 million and $70.3 million for the three months ended March 31, 2017 and 2016, respectively, a 2.4% decrease. The decrease in interest expense was due to a reduction in average debt balances outstanding, which was largely offset by (1) an increase in the average monthly LIBOR rate of 40 basis points and (2) an increase in the fair value mark to market adjustment of $3.8 million related to the interest rate swaps. As of March 31, 2017, we had $5,714.4 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,610.3 million as of March 31, 2016, a 24.9% decrease. The decrease in debt outstanding was attributable to the $2,321.6 million payoff of our credit facilities, as well as $1,030.5 million of prepayments on our mortgage loans from cash from operations, proceeds from home sales, IPO proceeds, and borrowings of $1,500.0 million from the Term Loan Facility.

Gain on Sale of Property, Net of Tax
Gain on sale of property, net of tax was $14.3 million and $9.2 million for the three months ended March 31, 2017 and 2016, respectively. Of the 501 homes sold during the three months ended March 31, 2017, 235 were sold in one bulk transaction for a gain of $7.6 million. The additional 266 homes sold in the three months ended March 31, 2017, sold for a net gain of $6.7 million. Of the 637 homes sold during the three months ended March 31, 2016, 590 homes were sold in one bulk sale transaction for a gain of $9.4 million. The additional 47 homes sold in the three months ended March 31, 2016 sold at a net loss of $0.2 million loss. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods.
Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2017 and December 31, 2016 included unrestricted cash and cash equivalents of $192.5 million and $198.1 million, respectively, a 2.9% decrease due primarily to repayments of certain of our indebtedness which is discussed in further detail in “—Cash Flows.” As of March 31, 2017 and through the date of this filing, the total balance of our $1,000.0 million Revolving Facility is available for any liquidity requirements.
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
We will seek to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We have financed our operations and acquisitions to date through cash provided by operations, capital contributions from the Pre-IPO Owners, and financing arrangements. We believe our rental income net of operating expenses will generally provide cash flow sufficient to fund our operations and distributions and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility.
As a REIT, Invitation Homes Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
We have historically utilized credit facilities, mortgage loans and warehouse loans from our Sponsor to fund acquisitions and renovation improvements. As of March 31, 2017, we have repaid all outstanding borrowings under the credit facilities, the IH1 2013-1 mortgage loan, and the warehouse loans. As further described and defined below, we entered into a New Credit Facility on February 6, 2017 which includes a $1,000.0 million revolving line of credit component that is currently undrawn and a fully drawn $1,500.0 million term loan component. Subsequent to March 31, 2017, we entered into a $1,000.0 million FNMA Loan (as defined in “—Fannie Mae Securitization Transaction”) and used net proceeds to repay all obligations outstanding under the existing IH1 2014-1 mortgage loan and to make voluntary prepayments totaling $510.0 million on the IH1 2014-3 mortgage loan.

Mortgage Loans
As of March 31, 2017, we have completed seven securitization transactions (the “Securitizations” or the “mortgage loans”) collateralized by homes owned by the respective Invitation Homes Borrower Entities. The proceeds from the mortgage loans were used to fund (i) partial repayments of the then-outstanding IH1 and IH2 credit facilities, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to IH1 and IH2 equity investors.
The following table sets forth a summary of the mortgage loan indebtedness as of March 31, 2017 and December 31, 2016:

					Outstanding Principal Balance(4)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Rate(3)	Range of Spreads	March 31, 2017	December 31, 2016
IH1 2013-1	N/A	N/A	N/A	115-365 bps	$—	$462,431
IH1 2014-1(6)	June 9, 2017	June 9, 2019	2.83%	100-375 bps	420,944	978,231
IH1 2014-2, net	September 9, 2017	September 9, 2019	2.88%	110-400 bps	706,957	710,664
IH1 2014-3, net(7)	December 9, 2017	December 9, 2019	3.3%	120-500 bps	761,041	766,753
IH2 2015-1, net(8)	March 9, 2018	March 9, 2020	3.34%	145-430 bps	531,373	531,318
IH2 2015-2(9)	June 9, 2017	June 9, 2020	2.93%	135-370 bps	630,283	630,283
IH2 2015-3(10)	August 9, 2017	August 7, 2020	3.15%	130-475 bps	1,182,980	1,184,314
Total Securitizations					4,233,578	5,263,994
Less deferred financing costs, net					(5,053)	(9,256)
Total					$4,228,525	$5,254,738

(1)
Each mortgage loan’s initial maturity term is 2 years, individually subject to three, 1-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH1 2014-1, IH1 2014-2, IH1 2014-3, and IH2 2015-1 mortgage loans have exercised the first extension options. The maturity dates above are reflective of all extensions that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(3)	Interest rates are based on a weighted average spread to LIBOR; as of March 31, 2017, LIBOR was 0.98%.

(4)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(5)	From April 1, 2017 to May 5, 2017, we made prepayments of $2.9 million on our mortgage loans related to the disposition of properties.

(6)	On April 28, 2017, the outstanding balance of IH1 2014-1 was repaid in full

(7)	On May 9, 2017, we made a voluntary prepayment of $510.0 million.

(8)	Net of unamortized discount of $0.0 million and $0.1 million as of March 31, 2017 and December 31, 2016, respectively.

(9)	On March 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-2 mortgage loan from June 9, 2017 to June 9, 2018 upon approval.

(10)	On May 9, 2017, we submitted a notification to request an extension of the maturity of the IH2 2015-3 mortgage loan from August 9, 2017 to August 9, 2018 upon approval.
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
IH1 2014-1: In May 2014, we completed our second securitization transaction (“IH1 2014-1”), in which 2014-1 IH Borrower L.P. (“S2 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third party lender made a six component term loan to S2 Borrower in the amount of $993.7 million. All six components of the loan were sold at par. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning July 9, 2014 and continuing monthly thereafter. On February 6, 2017 and March 9, 2017, we made voluntary prepayments of $291.5 million and $260.0 million, respectively. On April 28, 2017, the outstanding balance of IH1 2014-1 was repaid in full.
IH1 2014-2: In August 2014, we completed our third securitization transaction (“IH1 2014-2”), in which 2014-2 IH Borrower L.P. (“S3 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S3 Borrower in the amount of $719.9 million. Of the seven loan components, the Class A, B, C, D and G certificates were sold at par; however, the Class E and F certificates were sold at a total discount of $4.0 million. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of March 31, 2017 and 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning October 9, 2014 and continuing monthly thereafter.
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769.3 million. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7.2 million. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter. On May 9, 2017, we made a voluntary prepayment of $510.0 million.
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540.9 million. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $0.6 million. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to the Class G certificates purchased by IH1 and IH2.
For IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3, the Trusts made the Class A through Class F certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, IH1 and IH2, as sponsors of the respective loans, are required to retain a portion of the risk that represents a material net economic interest in each loan. The Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 are equal to 5% of the original principal amount of the loans in accordance with the agreements. Per the terms of the Securitization agreements, the Class G certificates are restricted certificates and were made available exclusively to IH1 and IH2, as applicable. The Class G certificates are principal only and bear a stated annual interest rate of 0.0005%. The Class G certificates are classified as held to maturity investments and are recorded in other assets, net in the condensed consolidated balance sheets.
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At March 31, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of the mortgage loans. For the three months ended March 31, 2017 and 2016, voluntary and mandatory prepayments totaling $1,030.5 million and $29.6 million, respectively, were made under the terms of the loan agreements.
Other Information
We used the net proceeds from our IPO, together with borrowings under the Term Loan Facility, to repay the IH1 2013-1 mortgage loan and $551.5 million of the IH1 2014-1 mortgage loan. In addition, subsequent to March 31, 2017, we entered into the FNMA Loan (as defined in “—Fannie Mae Securitization Transaction”) and used a portion of the net proceeds to repay all remaining amounts under the IH1 2014-1 mortgage loan and to voluntarily prepay approximately $510.0 million of the IH1 2014-3 mortgage loan.

New Credit Facility
On February 6, 2017, we entered into a loan agreement with a syndicate of banks, financial institutions and institutional lenders for a new credit facility (the “New Credit Facility”). The New Credit Facility provides $2,500.0 million of borrowing capacity and consists of a $1,000.0 million revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option, and $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The New Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes.
The following table sets forth a summary of the new credit facility indebtedness as of March 31, 2017:

			Outstanding Principle Balance
($ in thousands)	Origination Date	Maturity Date	Interest Rate(1)	March 31, 2017
Term loan facility	February 6, 2017	February 6, 2022	2.78%	$1,500,000
Revolving facility	February 6, 2017	February 6, 2021	N/A	—
Total				1,500,000
Less deferred financing costs, net				(14,134)
Total				$1,485,866

(1)	Interest rate for the Term Loan Facility is based on LIBOR plus an applicable margin of 1.80%; as of March 31, 2017, LIBOR was 0.98%.
Interest Rate and Fees
Borrowings under the New Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30%, in the case of base rate loans, and 1.75% to 2.30%, in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30%, in the case of base rate loans, and 1.70% to 2.30%, in the case of LIBOR rate loans. In addition, the New Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.350% or 0.200% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply; and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
Prepayments and Amortization
No prepayment or amortization is required under the New Credit Facility. We are permitted to voluntarily repay amounts outstanding under the Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. Once repaid, no further borrowings will be permitted under the Term Loan Facility.

General Terms
The New Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to the our fiscal year, (v) make changes in the nature of our business and our subsidiaries and (vi) incur additional indebtedness that is secured on a pari passu basis with the New Credit Facility.
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At March 31, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the New Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the New Credit Facility. In addition, Invitation Homes Inc. may be required to provide a guarantee of the New Credit Facility under certain circumstances, including if Invitation Homes Inc. does not maintain its qualification as a REIT.
The New Credit Facility is collateralized by first priority or equivalent security interests in all the capital stock of, or other equity interests in any Subsidiary Guarantor, held by us and each of the Subsidiary Guarantors. The security interests granted under the New Credit Facility will be automatically released upon the occurrence of certain events, including upon an Investment Grade Rating Event or if the total net leverage ratio is less than or equal to 8.00:1.00 for four consecutive fiscal quarters.

Credit Facilities
All of the then-existing credit facilities were paid in full on February 6, 2017 in connection with the closing of our IPO. The following table sets forth a summary of the outstanding principal amounts of these credit facilities as of March 31, 2017 and December 31, 2016:

($ in thousands)			Outstanding Principal Balance(1)
Credit Facility	Origination Date	Range of Spreads	March 31, 2017	December 31, 2016
IH1 2015	April 3, 2015	325 bps	$—	$85,492
IH2 2015	September 29, 2015	275 bps	—	43,859
IH3 2013	December 19, 2013	300-425 bps	—	932,583
IH4 2014	May 5, 2014	300-425 bps	—	529,866
IH5 2014	December 5, 2014	275-400 bps	—	564,348
IH6 2016	April 13, 2016	250-375 bps	—	165,437
Total			—	2,321,585
Less deferred financing costs, net			—	(6,044)
Total			$—	$2,315,541

(1)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.

Certain Hedging Arrangements
Designated Hedges
We have entered into various interest rate swap agreements, as outlined in the table below. Each of these swaps were accounted for as non-designated hedges until January 31, 2017, when the criteria for hedge accounting were met as a result of the Pre-IPO Transactions described in “—Overview”. At that time, we designated these swaps for hedge accounting purposes; and the effective portion thereof is recorded in other comprehensive income subsequent to that date.
The table below summarizes our interest rate swap instruments as of March 31, 2017 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Changes in fair value related to the ineffective portion of our Designated Hedges resulted in an unrealized gain of $0.0 million for the three months ended March 31, 2017, which is included in interest expense in our condensed consolidated statements of operations.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.07% to 3.82% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
Fannie Mae Securitization Transaction
On April 28, 2017, we completed our eighth securitization transaction pursuant to which we entered into a loan agreement with Wells Fargo Bank, National Association (the “FNMA Loan”), providing for a ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000.0 million, secured by first priority mortgages on a portfolio of 7,204 of our homes. The FNMA Loan was funded through the issuance and sale of the following certificates issued by trust entities: (i) certain mortgage backed certificates that benefit from Fannie Mae’s guaranty of timely payment of principal and interest (the “Guaranteed Certificates”) and (ii) certain mortgage backed certificates that represent a beneficial interest in the most subordinate component of the FNMA Loan (the “Subordinate Non-Guaranteed Certificates”). In connection with the FNMA Loan, we purchased and retain the Subordinate Non-Guaranteed Certificates.
We used proceeds from the FNMA Loan to repay the remaining $420.0 million balance outstanding under our mortgage loan relating to the IH1 2014-1 securitization transaction, to fund certain reserves, and to pay transaction fees and expenses incurred with respect to the FNMA Loan. The IH1 2014-1 mortgage loan outstanding balance had been reduced as of April 28, 2017, due to repayments from IPO proceeds and proceeds from sales of homes. On May 9, 2017, the remaining proceeds of $510.0 million were used to make a voluntary prepayment on our IH1 2014-3 mortgage loan.
The FNMA Loan bears interest at a fixed rate of 4.23% per annum equal to the market determined pass-through rate payable on the Guaranteed Certificates, plus applicable Fannie Mae guaranty and servicing fees. The FNMA Loan is generally non-recourse, subject to certain customary carve-outs in respect of which the Operating Partnership provided a limited recourse guaranty. The FNMA Loan requires us to comply with various affirmative and negative covenants that are customary for loans of this type, including limitations on indebtedness that the borrower can incur, limitations on sales and dispositions of properties, required maintenance of specified cash reserves, and various restrictions on the use of cash generated by the operations of the collateralized properties while the FNMA Loan is outstanding. The FNMA Loan also includes customary events of default, the occurrence of which would allow the lender to accelerate payment of all amounts outstanding.
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

Cash Flows
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016	$ Change	% Change
Net cash provided by operating activities	$70,861	$77,331	$(6,470)	(8.4)%
Net cash provided by (used in) investing activities	111,534	(80,150)	191,684	239.2%
Net cash used in financing activities	(188,064)	(2,519)	(185,545)	N/M
Change in cash and cash equivalents	$(5,669)	$(5,338)	$(331)	(6.2)%
Operating Activities
Net cash provided by operating activities was $70.9 million and $77.3 million for the three months ended March 31, 2017 and 2016, respectively, a decrease of 8.4%. The decrease was primarily driven by an increase in cash used for prepaid expenses from $1.4 million for the three months ended March 31, 2016 to $11.9 million for the three months ended March 31, 2017 due to the payment of annual insurance premiums in March during 2017 and April during 2016. Our net loss increased from $(10.0) million for the three months ended March 31, 2016 to $(42.4) million for the three months ended March 31, 2017, which was offset by a $40.0 million increase in share-based compensation expense. Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses.
Investing Activities
Net cash provided by or used in investing activities primarily consists of the acquisition costs of homes, capital improvements, changes in restricted cash, and proceeds from property sales. Net cash provided by investing activities was $111.5 million for the three months ended March 31, 2017. For the three months ended March 31, 2016, net cash used in investing activities was $80.2 million, leading to an increase in cash provided by investing activities of $191.7 million comparatively between the periods. The increase in source of funds was primarily due to (i) the release of restricted cash in connection with the repayment of our credit facilities and the IH1 2013-1 mortgage loan during three months ended March 31, 2017 and by (ii) a decrease in the number homes acquired during 2017, from 513 homes during the three months ended March 31, 2016 to 121 homes during the three months ended March 31, 2017.
Financing Activities
Net cash used in financing activities was $188.1 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively, a $185.5 million increase. For the three months ended March 31, 2017 we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO, while during the three months ended March 31, 2016 equity investors contributed $128.0 million of capital. The IPO proceeds, $1,500.0 million of proceeds from our Term Loan Facility, proceeds from home sales and operating cash flows were used to repay $2,321.6 million of then-outstanding credit facilities and $1,030.5 million of mortgage loans, including full repayment of the IH1 2013-1 mortgage loan and $551.5 million on the IH1 2014-1 mortgage loan, and to fund $24.5 million of deferred financing costs associated with the Term Loan Facility.
Off-Balance Sheet Arrangements
We have no obligations, assets, or liabilities that would be considered off-balance sheet arrangements.

Contractual Obligations
We have updated our contractual obligations previously provided in our Annual Report on Form 10-K for the year ended December 31, 2016 for material changes to our financing arrangements that occurred during the three months ended March 31, 2017 as a result of the IPO and New Credit Facility:

($ in thousands)	Total	2017	2018-2019	2020-2021	Thereafter
Credit facilities(1)	$—	$—	$—	$—	$—
Mortgage loans(1)	4,295,902	3,761,223	534,679	—	—
Term loan facility(1)	1,708,500	37,587	83,400	83,400	1,504,113
Interest rate swap(2)	247,623	46,458	123,888	74,814	2,463
Total	$6,252,025	$3,845,268	$741,967	$158,214	$1,506,576

(1)	Includes estimated interest payments on the respective debt based on amounts outstanding as of March 31, 2017 at rates in effect as of such date.

(2)	Gross obligation calculated using strike prices established by each instrument.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 with respect to cost capitalization, provisions for impairment, and revenue recognition and resident receivables. Material changes during the three months ended March 31, 2017 to our critical accounting policies are presented below:
Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, our purchases of homes are treated as acquisitions and are recorded at their purchase price which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our condensed consolidated balance sheets.
Prior to our adoption of ASU 2017-01 effective January 1, 2017, acquisition costs for transactions accounted for as business combinations were expensed in the period in which they were incurred and were reflected in other expenses in the accompanying condensed consolidated statements of operations.
Derivatives
We enter into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes. We do not enter into Hedging Derivatives for trading or other speculative purposes, and all of our Hedging Derivatives are carried at fair value on our condensed consolidated balance sheets. Designated hedges are derivatives that meet the criteria for hedge accounting and that we have elected to designate as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or that we have not elected to designate as hedges.

Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month London Interbank Offered Rate (“LIBOR”). In connection with the Pre-IPO Transactions, as of January 31, 2017, we have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
The fair value of Hedging Derivatives that are in an asset position are included in other assets and those in a liability position are included in other liabilities on our condensed consolidated balance sheets. For Non-Designated Hedges, the related changes in fair value are reflected within interest expense in the condensed consolidated statements of operations. For Designated Hedges, the effective portion of the related changes in fair value is reported as a component of other comprehensive income (loss) on our condensed consolidated balance sheets and reclassified into earnings as interest expense in our condensed consolidated statements of operations when the hedged transactions affect earnings; the ineffective portion of the changes in fair value is reflected directly within interest expense in the condensed consolidated statements of operations. See “—Liquidity and Capital Resources” for further discussion of derivative financial instruments.
Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”). In connection with and subsequent to the IPO, we have issued restricted stock units (“RSUs”) that settle in shares of common stock and restricted shares of common stock (“RSAs”) for which share-based compensation expense is recognized.
We recognized share-based compensation expense for the Class B Units based on the estimated fair value of the Class B Units and vesting conditions of the related incentive unit agreements. Since the Class B Units granted by IH1 were granted to employees of the Manager, a wholly owned subsidiary of IH1, the related share-based compensation expense was based on the grant-date fair value of the units and recognized in expense over the service period. Because units in IH2, IH3, IH4, IH5, and IH6 were granted to non-employees of those respective partnerships, fair value was re-measured for nonvested units at the end of each reporting period. The fair value of the Class B Units was determined based on a valuation model that took into account discounted cash flows and a market approach based on comparable companies and transactions.
We recognize share-based compensation expense for the RSUs and RSAs based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche or when any applicable performance conditions are met in accordance with the related RSU and RSA agreements. The grant-date fair value of RSUs and RSAs is generally based on the closing price of our common stock on the grant date.
Additional compensation expense is recognized if modifications to existing incentive compensation unit, RSU, or RSA agreements result in an increase in the post-modification fair value of the units that exceeds their pre-modification fair value.
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

Non-GAAP Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss (computed in accordance with GAAP) before the following items: interest expense; income tax expense; and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before the following items: share-based compensation expense; offering related expenses, impairment and other; acquisition costs; gain (loss) on sale of property, net of tax; and interest income and other miscellaneous income and expenses. EBITDA and Adjusted EBITDA are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA and Adjusted EBITDA as measures of performance.
Our management uses EBITDA and Adjusted EBITDA in a number of ways to assess our condensed consolidated financial and operating performance, and we believe these measures are helpful to management and external users in identifying trends in our performance. EBITDA and Adjusted EBITDA help management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of capital structure on results. Accordingly, we believe these metrics measure our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net loss	$(42,391)	$(9,975)
Interest expense	68,572	70,277
Depreciation and amortization	67,577	65,702
EBITDA	93,758	126,004
Share-based compensation expense(1)	44,244	4,206
Offering related expenses	7,631	—
Impairment and other	1,204	(183)
Acquisition costs	—	35
Gain on sale of property, net of tax	(14,321)	(9,192)
Other, net(2)	226	118
Adjusted EBITDA	$132,742	$120,988

(1)
For the three months ended March 31, 2017 and 2016, $40,271 and $4,051, was recorded in general and administrative expense, respectively, and $3,973, and $155 was recorded in property management expense, respectively.

(2)	Includes interest income and other miscellaneous income and expenses.

Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs and marketing). NOI excludes: interest expense; depreciation and amortization; general and administrative expense; property management expense; impairment and other; acquisition costs; (gain) loss on sale of property, net of tax; and interest income and other miscellaneous income and expenses.
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
The following table presents a reconciliation of net loss to NOI for our total portfolio and NOI for our Same Store portfolio as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net loss	$(42,391)	$(9,975)
Interest expense	68,572	70,277
Depreciation and amortization	67,577	65,702
General and administrative(1)	58,266	15,360
Property management expense(2)	11,449	7,393
Impairment and other	1,204	(183)
Acquisition costs	—	35
Gain on sale of property, net of tax	(14,321)	(9,192)
Other, net(3)	226	118
NOI (total portfolio)	150,582	139,535
Non-Same Store NOI	(13,380)	(9,772)
NOI (Same Store portfolio)(4)	$137,202	$129,763

(1)	Includes $40,271 and $4,051 of share-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes $3,973 and $155 of share-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

(3)	Includes interest income and other miscellaneous income and expenses.

(4)	Same Store (consisting of homes which had commenced their initial post-renovation lease prior to October 3rd of the year prior to the first year of the comparison period) homes are 43,224.
Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
FFO, Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income or loss (computed in accordance with GAAP) excluding net gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization and impairment of real estate assets, and adjustments for unconsolidated partnerships and joint ventures.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for noncash interest expense related to amortization of deferred financing costs and discounts related to our financing arrangements, noncash interest expense for derivatives, share-based compensation expense, offering related expenses, severance expenses, casualty losses, net, and acquisition costs, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value of and maintain functionality of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net loss to FFO, Core FFO, and Adjusted FFO as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Net loss	$(42,391)	$(9,975)
Add (deduct) adjustments from net loss to derive FFO:
Depreciation and amortization on real estate assets	66,653	64,409
Impairment on depreciated real estate investments	1,037	—
Net gain on sale of previously depreciated investments in real estate	(14,321)	(9,192)
FFO	10,978	45,242
Noncash interest expense related to amortization of deferred financing costs, mortgage loan discounts and noncash interest expense from derivatives	15,134	14,194
Share-based compensation expense(1)	44,244	4,206
Offering related expenses	7,631	—
Severance expense	45	806
Casualty losses, net	167	(183)
Acquisition costs	—	35
Core FFO	78,199	64,300
Recurring capital expenditures	(9,229)	(11,412)
Adjusted FFO	$68,970	$52,888

Weighted average common shares outstanding – diluted(2)	311,948,259	N/A

FFO per share – diluted	$0.04	N/A
Core FFO per share – diluted	$0.25	N/A
AFFO per share – diluted	$0.22	N/A

(1)
For the three months ended March 31, 2017 and 2016, $40,271 and $4,051 was recorded in general and administrative expense, respectively, and $3,973 and $155 was recorded in property management expense, respectively.

(2)	Weighted average common shares outstanding – diluted was calculated using the treasury stock method and represents common share equivalents that are dilutive for FFO, Core FFO, and AFFO.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in interest rates, seasonality, market prices, commodity prices, and inflation. The primary market risks to which we are exposed are interest rate risk and seasonality. We may in the future use derivative financial instruments to manage, or hedge, interest rate risks related to any borrowings we may have. We may enter into such contracts only with major financial institutions based on their credit ratings and other factors. Our exposure to market risk has not materially changed from what we previously disclosed in Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 except as noted below.
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under our credit facilities. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
At December 31, 2016, the total outstanding balance of our variable-rate debt was comprised of borrowings on our mortgage loans of $5,264.0 million and our credit facilities of $2,321.6 million. As of March 31, 2017, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $4,233.6 million and Term Loan Facility of $1,500.0 million of which 78% was effectively converted to fixed rate through interest rate swap agreements. All borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the following table illustrates the projected effect of a 100 basis point increase or decrease in the LIBOR rate on our annual interest expense as of March 31, 2017 and December 31, 2016:

($ in thousands)	Change in Interest Expense(1)
Impact to future earnings due to variable rate debt:	As of March 31, 2017	As of December 31, 2016
Rate increase of 1%(2)	$22,136	$75,856
Rate decrease of 1%(3)	(21,759)	(52,323)

(1)
The interest rate swap agreements were factored into the March 31, 2017 disclosure, but were not factored into the December 31, 2016 disclosure as the forward looking swaps did not begin until February 28, 2017.

(2)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase considers the potential impact of our interest rate cap agreements as of March 31, 2017.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company currently is not subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
As of March 31, 2017, there have been no material changes from the risk factors previously disclosed in response to Part I. Item 1A. “Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the IPO, on January 31, 2017, we and our Pre-IPO Owners, including our Sponsor, effected certain transactions that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities and operations reflected in our condensed consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. Upon consummation of these transactions, our Pre-IPO Owners acquired an aggregate of 225,116,760 shares of common stock of Invitation Homes Inc., including shares underlying restricted stock units that were granted to directors, officers and employees. Such securities were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as transactions by issuers not involving a public offering. No general solicitation or underwriters was involved in such issuances.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

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

Exhibit Number	Description
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

10.6
Loan Agreement, dated as of April 28, 2017, between 2017-1 IH Borrower L.P., as Borrower and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on May 1, 2017).

10.7
Form of Invitation Homes 6 L.P. Bonus Award Program Letter Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.8
Form of Invitation Homes Inc. Restricted Stock Grant and Acknowledgment (Converted Incentive Units) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.9
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (2 Tranche Vesting)) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.10
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (3 Tranche Vesting)) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.11
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Ernest M. Freedman (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.12
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Dallas B. Tanner (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.13
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Bryce Blair (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

Exhibit Number	Description

10.14
Form of Award Notice and Restricted Stock Unit Agreement for Non-Employee Directors (General Form) (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

† This document has been identified as a management contract or compensatory plan or arrangement.

Certain agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements and other documents.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invitation Homes Inc.

By:	/s/ Ernest M. Freedman
Name: Ernest M. Freedman
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 12, 2017