Form 10-Q
period 2017-06-30
Invitation Homes Inc.
filed 2017-08-10
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-38004

Invitation Homes Inc. (Exact name of registrant as specified in governing instruments)

Maryland (State or other jurisdiction of incorporation or organization)	90-0939055 (I.R.S. Employer Identification No.)

1717 Main Street, Suite 2000 Dallas, Texas 75201 (Address of principal executive offices)(Zip Code)

(972) 421-3600 (Registrant’s telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

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

As of August 9, 2017, there were 311,354,290 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item	4.	Controls and Procedures	66

PART II
Item	1.	Legal Proceedings	67
Item	1A.	Risk Factors	67
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item	3.	Defaults Upon Senior Securities	67
Item	4.	Mine Safety Disclosures	67
Item	5.	Other Information	67
Item	6.	Exhibits	67

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2017	December 31, 2016
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$2,716,934	$2,703,388
Building and improvements	7,116,587	7,091,457
	9,833,521	9,794,845
Less: accumulated depreciation	(917,961)	(792,330)
Investments in single-family residential properties, net	8,915,560	9,002,515
Cash and cash equivalents	158,934	198,119
Restricted cash	138,264	222,092
Other assets, net	306,568	309,625
Total assets	$9,519,326	$9,732,351

Liabilities:
Mortgage loans, net	$4,158,666	$5,254,738
Term loan facility, net	1,486,529	—
Credit facilities, net	—	2,315,541
Accounts payable and accrued expenses	110,919	88,052
Resident security deposits	88,781	86,513
Other liabilities	30,460	30,084
Total liabilities	5,875,355	7,774,928

Equity:
Shareholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding at June 30, 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 310,376,634 outstanding at June 30, 2017	3,104	—
Additional paid-in capital	3,675,094	—
Accumulated deficit	(38,799)	—
Accumulated other comprehensive income	4,572	—
Total shareholders' equity	3,643,971	—
Combined equity	—	1,957,423
Total equity	3,643,971	1,957,423
Total liabilities and equity	$9,519,326	$9,732,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$228,504	$219,354	$454,600	$433,677
Other property income	13,712	11,142	26,366	21,321
Total revenues	242,216	230,496	480,966	454,998

Operating expenses:
Property operating and maintenance	92,840	91,281	181,008	176,248
Property management expense	9,135	7,530	20,584	14,923
General and administrative	18,426	15,408	76,692	30,768
Depreciation and amortization	67,515	66,079	135,092	131,781
Impairment and other	706	546	1,910	363
Total operating expenses	188,622	180,844	415,286	354,083
Operating income	53,594	49,652	65,680	100,915

Other income (expenses):
Interest expense	(57,358)	(70,523)	(125,930)	(140,800)
Other, net	(869)	185	(1,095)	32
Total other income (expenses)	(58,227)	(70,338)	(127,025)	(140,768)

Loss from continuing operations	(4,633)	(20,686)	(61,345)	(39,853)
Gain on sale of property, net of tax	10,162	1,020	24,483	10,212

Net income (loss)	$5,529	$(19,666)	$(36,862)	$(29,641)

	Three Months Ended June 30, 2017		February 1, 2017 through June 30, 2017
Net income (loss) available to common shareholders — basic and diluted (Note 12)	$5,420		$(20,092)

Weighted average common shares outstanding — basic	311,771,221		311,723,463
Weighted average common shares outstanding — diluted	312,271,578		311,723,463

Net income (loss) per common share — basic	$0.02		$(0.06)
Net income (loss) per common share — diluted	$0.02		$(0.06)

Dividends declared per common share	$0.06		$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$5,529	$(19,666)	$(36,862)	$(29,641)
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(14,759)	—	(4,198)	—
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	6,059	—	8,770	—
Other comprehensive (loss) income	(8,700)	—	4,572	—
Comprehensive loss	$(3,171)	$(19,666)	$(32,290)	$(29,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2017
(in thousands, except share information)
(unaudited)

		Common Stock
	Combined Equity	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2016	$1,957,423	—	$—	$—	$—	$—	$1,957,423
Net loss	(16,879)	—	—	—	—	—	(16,879)
Redemption of Series A Preferred Stock	(1,153)	—	—	—	—	—	(1,153)
Distribution of Class B notes receivable	(19,686)	—	—	—	—	—	(19,686)
Cancelation/distribution of Class B notes receivable	19,686	—	—	—	—	—	19,686
Share-based compensation expense	12,001	—	—	—	—	—	12,001
Accrued interest on Class B notes	15	—	—	—	—	—	15
Balance as of January 31, 2017	1,951,407	—	—	—	—	—	1,951,407
Pre-IPO Transactions (see Note 1)	(1,951,407)	221,826,634	2,218	1,949,189	—	—	—
Issuance of common stock — IPO	—	88,550,000	886	1,691,172	—	—	1,692,058
Offering costs	—	—	—	(5,726)	—	—	(5,726)
Net loss	—	—	—	—	(19,983)	—	(19,983)
Dividends declared	—	—	—	—	(18,816)	—	(18,816)
Share-based compensation expense	—	—	—	40,459	—	—	40,459
Total other comprehensive income	—	—	—	—	—	4,572	4,572
Balance as of June 30, 2017	$—	310,376,634	$3,104	$3,675,094	$(38,799)	$4,572	$3,643,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Operating Activities:
Net loss	$(36,862)	$(29,641)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135,092	131,781
Share-based compensation expense	52,460	8,312
Amortization of deferred leasing costs	6,226	7,212
Amortization of deferred financing costs	16,355	26,981
Amortization of discount on mortgage loans	114	2,835
Provisions for impairment	1,132	519
Gain on sale of property, net of tax	(24,483)	(10,212)
Paid in kind interest on warehouse loan	—	995
Change in fair value of derivative instruments	3,802	—
Other noncash amounts included in net loss	(922)	(789)
Change in operating assets and liabilities:
Restricted cash related to security deposits	(2,632)	(4,095)
Other assets, net	(8,564)	(13,837)
Accounts payable and accrued expenses	24,054	30,976
Resident security deposits	2,268	4,112
Other liabilities	(814)	976
Net cash provided by operating activities	167,226	156,125

Investing Activities:
Changes in amounts deposited and held by others	89	2,207
Acquisition of single-family residential properties	(84,632)	(205,932)
Initial renovations to single-family residential properties	(13,026)	(34,464)
Other capital expenditures for single-family residential properties	(21,133)	(21,308)
Corporate capital expenditures	(1,494)	(2,510)
Proceeds from sale of residential properties	129,239	83,940
Purchases of investments in debt securities	(51,920)	(16,036)
Repayment proceeds from retained debt securities	30,916	—
Changes in restricted cash	86,460	(12,346)
Net cash provided by (used in) investing activities	74,499	(206,449)

Financing Activities:
Contributions	—	138,002
Dividends paid	(18,816)	—
Redemption of Series A preferred stock	(1,153)	—
Proceeds from initial offering, net of underwriting discounts	1,692,058	—
Offering costs paid	(2,757)	—

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Proceeds from credit facilities	—	184,021
Payments on credit facilities	(2,321,585)	(111,661)
Proceeds from mortgage loans	996,420	—
Payments on mortgage loans	(2,083,012)	(30,738)
Proceeds from term loan facility	1,500,000	—
Payments on warehouse loans	—	(95,895)
Deferred financing costs paid	(42,065)	(8,669)
Net cash (used in) provided by financing activities	(280,910)	75,060

Change in cash and cash equivalents	(39,185)	24,736
Cash and cash equivalents, beginning of period	198,119	274,818
Cash and cash equivalents, end of period	$158,934	$299,554

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$110,561	$110,268
Cash paid for income taxes	1,987	—

Noncash investing and financing activities:
Accrued renovation improvements at period end	$3,868	$8,037
Accrued residential property capital improvements at period end	3,754	3,505
Transfer of residential property, net to other asset, net for held for sale assets	41,278	3,669
Reclassification of offering costs from other assets to additional paid-in capital	2,969	—
Change in other comprehensive income from cash flow hedges	4,572	—

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
On October 4, 2016, INVH was incorporated in the State of Delaware and was capitalized as of that date by an investment from one of our Pre-IPO Owners. Since inception, and through the date of the Pre-IPO Transactions (as described below), INVH did not engage in any business or activity. On February 6, 2017, INVH changed its jurisdiction of incorporation to Maryland. The Pre-IPO Transactions also included amendments to the INVH charter which provide for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, $0.01 par value per share.
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
References to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer, collectively, to INVH, IH1, IH2, IH3, IH4, IH5, IH6, the Manager, and the Operating Partnership.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Pre-IPO Transactions
On January 31, 2017, we effected certain transactions (the “Pre-IPO Transactions”) that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Invitation Homes Partnerships, including the full portfolio of homes held by the Invitation Homes Partnerships. As a result of the Pre-IPO Transactions, the Operating Partnership is wholly owned by INVH directly and through its wholly owned subsidiary, the OP General Partner. More specifically:

•	INVH acquired all of the assets, liabilities, and operations held directly or indirectly by IH2 through certain mergers and related transactions as follows:

•
IH2 Property Holdings Inc., a parent entity of IH2, merged with and into INVH, with INVH as the entity surviving the merger (the “IH2 Property Holdings Merger”), and the issued and outstanding shares of IH2 Property Holdings Inc., all of which were held by certain of the Pre-IPO Owners, were converted into newly issued shares of common stock of INVH; and

•
following the IH2 Property Holdings Merger, IH2 merged with and into INVH, with INVH as the entity surviving the merger (the “IH2 Merger”). In the IH2 Merger, all of the shares of common stock of IH2 issued and outstanding immediately prior to such merger, other than the shares held by INVH, were converted into shares of newly issued common stock of INVH. As a result of the IH2 Merger, INVH holds all of the assets and operations held directly or indirectly by IH2 prior to such merger;

•	prior to the IH2 Merger, our Pre-IPO Owners contributed to INVH their interests in each of the other Invitation Homes Partnerships (other than IH2) in exchange for newly-issued shares of INVH; and

•
INVH contributed to the Operating Partnership all of the interests in the Invitation Homes Partnerships (other than IH2, the assets, liabilities and operations of which were contributed to the Operating Partnership).

The Pre-IPO Transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited combined and consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Subsequent to the date of the Pre-IPO Transactions, these condensed consolidated financial statements include the accounts of INVH and its wholly owned subsidiaries. Prior to the date of the Pre-IPO Transactions, these combined and consolidated financial statements include the combined accounts of the Operating Partnership and the Invitation Homes Partnerships and their wholly owned subsidiaries.
All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
We consolidate entities when we own, directly or indirectly, a majority interest in the entity or are otherwise able to control the entity. We consolidate variable interest entities (“VIEs”) in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, if we are the primary beneficiary of the VIE as determined by our power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.
Adoption of New Accounting Standards
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Early adoption is permitted only for transactions that occurred before the issuance date of the guidance and has not been previously reported in issued financial statements. Effective January 1, 2017, we adopted ASU 2017-01, and the adoption of this standard had no material impact on our condensed consolidated financial statements for any period presented.
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
Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, our purchases of homes are treated as acquisitions and are recorded at their purchase price which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net on our condensed consolidated balance sheets.

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
Earnings per Share
We use the two-class method to compute basic and diluted earnings (loss) per common share (“EPS”) because certain of our restricted stock units and restricted stock awards (see Share-Based Compensation Expense below) are participating securities as defined by GAAP. We compute basic EPS by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding for the period, adjusted to exclude non-vested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs except when doing so would be anti-dilutive. Prior to the IPO, our business was conducted through the Invitation Homes Partnerships which did not have a common capital structure upon which to compute historical EPS. Accordingly, EPS has not been presented for historical periods prior to the IPO.
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
The fair value of Hedging Derivatives that are in an asset position are included in other assets, net and those in a liability position are included in other liabilities on our condensed consolidated balance sheets. For Non-Designated Hedges, the related changes in fair value are reflected within interest expense in the condensed consolidated statements of operations. For Designated Hedges, the effective portion of the related changes in fair value is reported as a component of other comprehensive income (loss) on our condensed consolidated balance sheets and reclassified into earnings as interest expense in our condensed consolidated statements of operations when the hedged transactions affect earnings; the ineffective portion of the changes in fair value is reflected directly within interest expense in the condensed consolidated statements of operations. See Note 7 for further discussion of derivative financial instruments.
Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”). In connection with and subsequent to the IPO, we issued restricted stock units (“RSUs”) that settle in shares of common stock and restricted shares of common stock (“RSAs”) for which share-based compensation expense is recognized.
We recognized share-based compensation expense for the Class B Units based on the estimated fair value of the Class B Units and vesting conditions of the related incentive unit agreements. Since the Class B Units granted by IH1 were granted to employees of the Manager, a wholly owned subsidiary of IH1, the related share-based compensation expense was based on the grant-date fair value of the units and recognized in expense over the service period. Because units in IH2, IH3, IH4, IH5, and IH6 were granted to non-employees of those respective partnerships, fair value was remeasured for non-vested units at the end of each reporting period. The fair value of the Class B Units was determined based on a valuation model that took into account discounted cash flows and a market approach based on comparable companies and transactions.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

We recognize share-based compensation expense for the RSUs and RSAs based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche or when any applicable performance conditions are met in accordance with the related RSU and RSA agreements. The grant-date fair value of RSUs and RSAs is generally based on the closing price of our common stock on the grant date except for market based RSU grant‑date fair values which are based on Monte-Carlo option pricing models.
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
Income Taxes
As a result of the Pre-IPO Transactions more fully described in Note 1, the Invitation Homes Partnerships transferred all assets, liabilities, and operations to INVH through certain mergers and related transactions, including the IH2 Property Holdings Merger. IH2 Property Holdings Inc. had previously elected to qualify as a Real Estate Investment Trust “REIT” for United States federal income tax purposes commencing with its taxable year ended December 31, 2013. Effective upon consummation of the IH2 Property Holdings Merger, INVH became subject to such REIT election.
We intend to continue to operate as a REIT, and our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to United States federal corporate income tax on our taxable income that is currently distributed to shareholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for subsequent taxable years.
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
As part of the formation of INVH, each of the Invitation Homes Partnerships (other than IH2) transferred assets into INVH solely in exchange for shares of common stock. Certain of the assets contributed contained built-in gains. Prior to the Pre-IPO Transactions, the contributing partnerships had indirect C corporation partners to which a portion of the built-in gain would be allocated. As a result, if we dispose of any such assets during the five-year period following the date the REIT acquired such assets, we will be subject to the regulations under Section 337(d) of the Code. In general terms, such regulations subject the REIT to the maximum corporate level tax rate on the lesser of (i) such built-in gains and (ii) the gain recognized by the REIT upon a taxable disposition of the contributed assets. We may, however, choose not to sell such assets during such five-year period or to sell them in a non-taxable transaction. As such, the potential taxes associated with these built-in gains are not estimable.
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
Recent Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the definition of modification with the objective of evaluating whether modification accounting should be applied when there are changes to the terms or conditions of a share-based payment award. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods with early adoption permitted. We are currently assessing the impact of the guidance on our condensed consolidated financial statements.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, we may adopt the full retrospective approach or the modified retrospective approach. Early adoption is permitted only as of annual reporting periods, and interim periods therein, beginning after December 15, 2016. We are currently evaluating the method of adoption of this guidance and do not anticipate that the adoption of this guidance will have a material impact on our condensed consolidated financial statements as most of our revenue is from rental revenues, which this standard does not cover.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2017	December 31, 2016
Land	$2,716,934	$2,703,388
Single-family residential property	6,856,390	6,829,579
Capital improvements	228,419	229,890
Equipment	31,778	31,988
Total gross investments in the properties	9,833,521	9,794,845
Less: accumulated depreciation	(917,961)	(792,330)
Investments in single-family residential properties, net	$8,915,560	$9,002,515

As of June 30, 2017 and December 31, 2016, the carrying amount of the residential property above included $121,831 and $122,009, respectively, of capitalized acquisition costs (excluding purchase price), along with $61,970 and $62,169, respectively, of capitalized interest, $25,907 and $26,050, respectively, of capitalized property taxes, $4,729 and $4,764, respectively, of capitalized insurance, and $2,879 and $2,890, respectively, of capitalized HOA fees.
During the three months ended June 30, 2017 and 2016, we recognized $66,699 and $64,775, respectively, of depreciation expense related to the components of the properties, and $816 and $1,304, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. Further, during the three months ended June 30, 2017 and 2016, impairments totaling $95 and $519, respectively, have been recognized and are included in impairment and other on the condensed consolidated statements of operations.
During the six months ended June 30, 2017 and 2016, we recognized $133,352 and $129,184, respectively, of depreciation expense related to the components of the properties, and $1,740 and $2,597, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. Further, during the six months ended June 30, 2017 and 2016, impairments totaling $1,132 and $519, respectively, have been recognized and are included in impairment and other on the condensed consolidated statements of operations.

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
The amounts funded, and to be funded, to the reserve accounts are subject to formulae included in the credit facility agreements and mortgage loan agreements and are to be released to us subject to certain conditions specified therein being met. To the extent that an event of default were to occur, the loan servicer (as it relates to the mortgage loans) has discretion to use such funds to either settle the applicable operating expenses to which such reserves relate or reduce the allocated loan amount associated with a residential property of ours.
As of June 30, 2017 and December 31, 2016, the balances in our restricted cash accounts are as set forth in the table below. At December 31, 2016, no amounts were funded to the completion, renovation, leasing commission, debt service, termination fee, and nonconforming property reserve accounts as the conditions specified in the credit facility agreements that require such funding did not exist, and none are required at June 30, 2017 as the credit facilities had been repaid in full.

	June 30, 2017	December 31, 2016
Resident security deposits	$88,871	$86,239
Collections	12,281	42,767
Property taxes	32,449	52,256
Insurance premium and deductible	—	4,432
Standing and capital expenditure reserves	1,754	24,409
Special reserves	—	34
Eligibility reserves	398	9,274
Letters of credit	2,511	2,681
Total	$138,264	$222,092

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Other Assets
At June 30, 2017 and December 31, 2016, the balances in other assets, net are as follows:

	June 30, 2017	December 31, 2016
Investments in debt securities, net	$230,498	$209,337
Held for sale assets(1)	11,191	45,062
Prepaid expenses	25,418	21,883
Deferred leasing costs, net	7,327	7,710
Rent and other receivables, net	9,847	11,604
Deferred financing costs, net	8,689	—
Interest rate swap hedges (see Note 7)	2,955	—
Corporate fixed assets, net	6,001	6,247
Other	4,642	7,782
Total	$306,568	$309,625

(1)	As of June 30, 2017 and December 31, 2016 (unaudited), 74 and 391 properties, respectively, were classified as held for sale.
Investments in Debt Securities, net
In connection with certain of the Securitizations, as defined in Note 6, we previously acquired $193,045 of Class G certificates. In 2016, we purchased $16,423 of Class F certificates, which had an unamortized discount of $33 and $131 as of June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017, we purchased $55,500 of Class B certificates, which had an unamortized discount of $3,521 as of June 30, 2017, and received repayments of $30,916 from retained debt securities. These investments in debt securities are classified as held to maturity investments (for additional information about the Securitizations, see Note 6). As of June 30, 2017 and December 31, 2016, there were no other than temporary impairments. As of June 30, 2017, the Class F and G certificates are scheduled to mature over the next 3 to 14 months, and the Class B certificates are scheduled to mature in 10 years.
Rent and Other Receivables, net
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net within the condensed consolidated balance sheets, is an allowance for doubtful accounts of $1,359 and $1,183, as of June 30, 2017 and December 31, 2016, respectively.
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the six months ended June 30, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheet due to the line of credit features of the Revolving Facility. These deferred financing costs are being amortized as interest expense on a straight line basis over the term of the Revolving Facility.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 6—Debt
Mortgage Loans
As of June 30, 2017, we have completed eight securitization transactions (the “Securitizations” or the “mortgage loans”) collateralized by homes owned by the respective Invitation Homes Borrower Entities. The proceeds from the mortgage loans were used to fund (i) partial repayments of the then-outstanding IH1 and IH2 credit facilities and other securitizations, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to the Pre-IPO Owners.
The following table sets forth a summary of the mortgage loan indebtedness as of June 30, 2017 and December 31, 2016:

				Outstanding Principal Balance(3)
	Maturity Date	Interest Rate(2)	Range of Spreads	June 30, 2017(4)	December 31, 2016
IH1 2013-1	N/A	N/A	115-365 bps	$—	$462,431
IH1 2014-1	N/A	N/A	100-375 bps	—	978,231
IH1 2014-2(1)(5)	September 9, 2018	3.13%	110-400 bps	704,523	710,664
IH1 2014-3(1)	December 9, 2017	3.56%	120-500 bps	147,634	766,753
IH2 2015-1, net(1)(6)	March 9, 2018	3.60%	145-430 bps	529,497	531,318
IH2 2015-2(1)	June 9, 2018	3.18%	135-370 bps	628,988	630,283
IH2 2015-3(1)(7)	August 9, 2018	3.41%	130-475 bps	1,170,395	1,184,314
IH1 2017-1, net(8)	June 9, 2027	4.17%	N/A	996,479	—
Total Securitizations				4,177,516	5,263,994
Less deferred financing costs, net				(18,850)	(9,256)
Total				$4,158,666	$5,254,738

(1)
The initial maturity term of each of these mortgage loans is two years, individually subject to three, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 mortgage loans have exercised the first extension options, and IH1 2014-2 has exercised the second option. The maturity dates above are reflective of all extensions that have been exercised.

(2)
For each of our first seven mortgage loans, interest rates are based on a weighted average spread to LIBOR; as of June 30, 2017 LIBOR was 1.23%. Our IH1 2017-1 mortgage loan bears interest at a fixed rate of 4.17% per annum equal to the market determined pass-through rate payable on the certificates, plus applicable servicing fees.

(3)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(4)	From July 1, 2017 to August 7, 2017, we made prepayments of $848 on our mortgage loans related to the disposition of properties.

(5)	On August 3, 2017, we exercised our second one-year extension option on IH1 2014-2, extending the maturity from September 9, 2017 to September 9, 2018 (see Note 15).

(6)	Net of unamortized discount of $0 and $55 as of June 30, 2017 and December 31, 2016, respectively.

(7)	On July 12, 2017, we exercised our first one-year extension option on IH2 2015-3, extending the maturity from August 9, 2017 to August 9, 2018 (see Note 15).

(8)	Net of unamortized discount of $3,521 as of June 30, 2017.
Securitization Transactions
IH1 2013-1: In November 2013, we completed our first securitization transaction (“IH1 2013-1”), in which 2013-1 IH Borrower L.P. (“S1 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a six component term loan to S1 Borrower in the amount of

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

$479,137. All six components of the loan were sold at par. On February 6, 2017, the outstanding balance of IH1 2013-1 was repaid in full.
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
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769,322. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7,235. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter. On May 9, 2017 and June 9, 2017, we made voluntary prepayments of $510,000 and $100,000, respectively, from the proceeds of IH1 2017-1 securitization transaction and cash flows from operations.
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540,854. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $622. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
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
IH1 2017-1: In April 2017, we completed our eighth securitization transaction (“IH1 2017-1”), in which 2017-1 IH Borrower L.P. (“S9 Borrower”), a special purpose entity previously formed in connection with IH1 2014-1 and wholly owned subsidiary of IH1, entered into a loan agreement with Wells Fargo Bank, National Association (the “FNMA Loan”), providing for a ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000,000, secured by first priority mortgages on a portfolio of 7,204 of our homes. The Class A certificates, which benefit from Fannie Mae’s guaranty of timely payment of principal and interest, were sold at par. The Class B certificates represent a beneficial

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

interest in the most subordinate component of the FNMA Loan and were sold at a total discount of $3,580. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheet as of June 30, 2017. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning June 9, 2017 and continuing monthly thereafter.
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated with us to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities associated with the IH1 2014-2, IH1 2014-3 and IH1 2017-1 securitizations are wholly owned subsidiaries of IH1, the Depositor Entities associated with the IH2 2015-1, IH2 2015-2, and IH2 2015-3 securitizations are wholly owned subsidiaries of IH2, and the Depositor Entities associated with the IH1 2013-1 and IH1 2014-1 securitizations were wholly owned by unaffiliated third parties.
We accounted for the transfer of the individual Securitizations from the Depositor Entities wholly owned by IH1 and IH2 to the respective Trusts as a sale under ASC Topic 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were originated by the lender and immediately transferred at the same fair market value.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to the Class B certificates purchased by the Operating Partnership, and the Class G certificates purchased by IH1 and IH2.
For IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3, the Trusts made the Class A through Class F certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, IH1 and IH2, as sponsors of the respective loans, are required to retain a portion of the risk that represents a material net economic interest in each loan. The Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 are equal to 5% of the original principal amount of the loans in accordance with the agreements. Per the terms of the Securitization agreements, the Class G certificates are restricted certificates and were made available exclusively to IH1 and IH2, as applicable. The Class G certificates are principal only and bear a stated annual interest rate of 0.0005%. The Class G certificates are classified as held to maturity investments and are recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
For IH1 2017-1, the Trust made the Class A certificates available for sale to both domestic and foreign investors. In accordance with risk retention requirements of Regulation RR (the “Risk Retention Rules”) under the Exchange Act, the Operating Partnership, as the loan sponsor, is required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date. Per the terms of the agreement, the Class B certificates are restricted certificates that were made available exclusively to the Operating Partnership. The Class B certificates pay interest and bear a stated annual interest rate of 4.17% plus applicable servicing fees. The Class B certificates are classified as held to maturity investments and are recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
The Trusts are structured as pass through entities that receive principal and interest from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in the Class B and G certificates of the Trusts and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the Class B and G certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At June 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of each of the mortgage loans except for IH1 2017-1. For IH1 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2017 and 2016, voluntary and mandatory prepayments totaling $2,083,012 and $30,738, respectively, were made under the terms of the loan agreements.
Collateral
Collateral for the mortgage loans includes first priority mortgages on certain of our properties and a grant of a security interest in all of our personal property. The following table lists the gross carrying values of the single-family residential properties, including held for sale properties, pledged as collateral for the loans as of June 30, 2017 and December 31, 2016:

	Number of Homes(1)	June 30, 2017	December 31, 2016
IH1 2013-1	—	$—	$533,005
IH1 2014-1	—	—	1,124,069
IH1 2014-2	3,619	784,024	785,459
IH1 2014-3	3,915	844,870	850,056
IH2 2015-1	2,999	593,546	594,155
IH2 2015-2	3,507	744,001	744,070
IH2 2015-3	6,985	1,368,310	1,382,683
IH1 2017-1	7,204	1,241,282	—
Total	28,229	$5,576,033	$6,013,497

(1)
The loans are secured by first priority mortgages on portfolios of single-family residential properties owned by S1 Borrower, S2 Borrower, S3 Borrower, S4 Borrower, S5 Borrower, S6 Borrower, S7 Borrower, and S9 Borrower. The numbers of homes noted above are as of June 30, 2017. As of December 31, 2016, a total of 30,900 homes (unaudited) were secured by the above-mentioned mortgage loans.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
Future maturities of these mortgage loans as of June 30, 2017 are set forth in the table below:

Year	Principal(1)
2017	$147,634
2018	3,033,403
2019 and thereafter	1,000,000
Total payments	4,181,037
Less discounts	(3,521)
Total mortgage loans, net	$4,177,516

(1)
Each of the mortgage loans, except IH1 2017-1, are subject to three one-year extension options at the borrower's discretion (upon approval from the lender), of which the IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 mortgage loans have exercised the first extension options, and IH1 2014-2 has exercised the second option.

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
The following table sets forth a summary of the outstanding principal amounts under such loans as of June 30, 2017:

	Maturity Date	Interest Rate(1)	June 30, 2017
Term loan facility	February 6, 2022	3.03%	$1,500,000
Revolving facility	February 6, 2021	N/A	—
Total			1,500,000
Less deferred financing costs, net			(13,471)
Total			$1,486,529

(1)	Interest rate for the Term Loan Facility is based on LIBOR plus an applicable margin of 1.80%; as of June 30, 2017, LIBOR was 1.23%.

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
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At June 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the New Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the New Credit Facility. In addition, INVH may be required to provide a guarantee of the New Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
Future maturities of the New Credit Facility as of June 30, 2017 are set forth in the table below:

Year	Principal
2022	$1,500,000
Credit Facilities
All of the then-existing credit facilities were paid in full on February 6, 2017 in connection with the closing of our IPO. The following table sets forth a summary of the outstanding principal amounts of these credit facilities as of June 30, 2017 and December 31, 2016:

			Outstanding Principal Balance(1)
	Origination Date	Range of Spreads	June 30, 2017	December 31, 2016
IH1 2015	April 3, 2015	325 bps	$—	$85,492
IH2 2015	September 29, 2015	275 bps	—	43,859
IH3 2013	December 19, 2013	300-425 bps	—	932,583
IH4 2014	May 5, 2014	300-425 bps	—	529,866
IH5 2014	December 5, 2014	275-400 bps	—	564,348
IH6 2016	April 13, 2016	250-375 bps	—	165,437
Total			—	2,321,585
Less deferred financing costs, net			—	(6,044)
Total			$—	$2,315,541

(1)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.
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
Designated Hedges
We have entered into various interest rate swap agreements, as outlined in the table below. Certain of the Invitation Homes Partnerships and certain Borrower Entities guaranteed the obligations under each of the interest rate swaps from the date the swaps were entered into through the date of the IPO. Each of these swaps was accounted for as a non-designated hedge until January 31, 2017, when the criteria for hedge accounting were met as a result of the Pre-IPO Transactions described in Note 1. At that time, we designated these swaps for hedge accounting purposes; and the effective portion of changes in the fair value of these swaps is recorded in other comprehensive income subsequent to that date.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The table below summarizes our interest rate swap instruments as of June 30, 2017:

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Changes in fair value related to the ineffective portion of our Designated Hedges resulted in an unrealized gain of $38 for the six months ended June 30, 2017, which is included in interest expense in our condensed consolidated statements of operations.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $11,452 will be reclassified to earnings as an increase to interest expense. There were no interest rate swap agreements outstanding during the six months ended June 30, 2016.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.52% to 3.09% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
Changes in fair value related to Non-Designated Hedges resulted in unrealized losses of $3,802 for the six months ended June 30, 2017, which are included in interest expense in our condensed consolidated statements of operations. Of the unrealized losses, $3,674 related to changes in value on interest rate swaps prior to their designation on January 31, 2017, and $128 related to the non-designated interest rate caps.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	June 30, 2017	December 31, 2016	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$2,955	$—	Other liabilities	$9,872	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	—	—	Other liabilities	—	8,683
Interest rate caps	Other assets	—	29	Other liabilities	—	—
Total		$2,955	$29		$9,872	$8,683
Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)		Location of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(14,759)	$—	Interest expense	$(6,059)	$—	Interest expense	$37	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		For the Three Months Ended June 30,
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$—
Interest rate caps	Interest expense	(50)	—
Total		$(50)	$—
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)		Location of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2017	2016		2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,198)	$—	Interest expense	$(8,770)	$—	Interest expense	$38	$—

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		For the Six Months Ended June 30,
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$(3,674)	$—
Interest rate caps	Interest expense	(128)	—
Total		$(3,802)	$—
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of June 30, 2017, the fair value of interest rate swap derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $10,445. As of June 30, 2017, we have not posted any collateral related to these agreements. If we have breached any of these provisions at June 30, 2017, we could have been required to settle its obligations under the agreements at their termination value of $10,445.
Note 8—Equity
Shareholders’ Equity
In connection with our IPO, we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 RSUs (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before offering costs of $5,726.
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
On May 31, 2017 we paid a $0.06 dividend per share; and on August 3, 2017, we declared an $0.08 dividend per share to stockholders of record on August 15, 2017, which is payable on August 31, 2017.
Combined Equity
Prior to the IPO, our business was conducted through the Invitation Homes Partnerships which did not have a common capital structure. As described in Note 1, IH1, IH3, IH4, IH5, and IH6 are partnerships. These entities each had limited partners and a general partner (the “Class A Partners”), along with a board of directors designated in the respective limited partnership agreements. IH2 was a Delaware corporation and had issued 1,000 shares of common stock and 113 shares of Series A Preferred Stock. IH2 had a board of directors elected by the common shareholders. The same board of directors was responsible for directing the significant activities of the Invitation Homes Partnerships and the Operating Partnership on a combined basis.
The IH2 Series A Preferred Stock ranked, in respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation or dissolution, senior to the IH2 common stock. Holders of such IH2 Series A Preferred Stock shares were entitled to receive cumulative cash dividends at the rate of 12.0% per annum of the total of a liquidation preference. On January 31, 2017, in connection with the Pre-IPO Transactions, the Series A Preferred Stock was redeemed for $1,153, inclusive of the redemption premium and accrued and unpaid dividends to that date. No dividends were declared or paid with respect to the Series A Preferred Stock during the six months ended June 30, 2016. As of December 31, 2016, there were no dividend amounts declared and outstanding related to the 12.0% per annum dividend requirements of the Series A Preferred Stock.
Profits and losses, and cash distributions were allocated in accordance with the terms of the respective entity’s organizational documents. We made no distributions to our equity investors, and we received $138,002 of contributions during the six months ended June 30, 2016.
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
We previously executed notes receivables with certain Class B unitholders (the “Class B Notes”) and funded $20,228 pursuant to those note agreements, of which $1,527, including accrued interest had been repaid as of December 31, 2016. On January 5, 2017, $7,723 of Class B Notes, including accrued interest, were canceled, and the transaction was accounted for as a distribution to the underlying unitholder. As part of the Pre-IPO Transactions, IH1 assigned $11,963, including accrued

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

interest, of Class B Notes to a wholly owned subsidiary of the Pre-IPO Owners that was formed in connection with the reorganization described in Note 1, and the transaction was accounted for as a distribution. The Class B Notes were secured by certain of the Class B units of the makers of the Class B Notes and were otherwise non-recourse to the makers. The Class B Notes matured at the earlier of a liquidation event or defined dates in 2024 and bore interest of 1.57% to 1.97% per annum. As such, the Class B Notes were recorded as a component of combined equity on our condensed consolidated balance sheet as of December 31, 2016.
Note 9—Related Party Transactions
Through December 31, 2014, certain related parties provided us with consulting services for which we recorded payables. We also made offsetting income tax payments related to distributions on behalf of these related parties. During the year ended December 31, 2016, we repaid the $1,959 outstanding as of December 31, 2015.
Note 10—Share-Based Compensation
We have share-based compensation programs for the purpose of retaining certain key employees. Prior to the IPO, the program consisted of incentive compensation units, the Class B Units, granted in the form of profits interests in the Invitation Homes Partnerships. In connection with and subsequent to the IPO, we granted awards in the form of RSUs that settle in shares of common stock of INVH and RSAs that are restricted shares of common stock of INVH.
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
2017 New Class B Unit Awards: Pursuant to an amended and restated partnership agreement, on January 5, 2017, IH6 issued certain individuals a total of 9,650 Class B Units that were expected to vest based on terms and conditions similar to all other Class B Units. In January 2017, an additional 188 Class B Units in total were issued from IH1, IH2, and IH3.
2017 Class B Unit Conversion: The Pre-IPO Transactions described in Note 1 resulted in accelerated vesting of 7,520 Class B Units held by certain unitholders which resulted in additional share-based compensation expense of $11,601 during the six months ended June 30, 2017. On January 31, 2017, in connection with the IPO, all of the Class B Units held by current employees of the Manager (except for 3,878 fully vested Class B Units awarded to a certain unitholder) were either converted into shares of INVH common stock or canceled based on the value of the Class B Units implied by the per share price of common stock sold to the public in the IPO. As such, a total of 730 Class B Units were converted into 62,529 RSAs, and 17,669 Class B Units were canceled for no consideration. For the Class B Units converted into RSAs, vesting and other terms of the RSAs delivered in the conversion have the same vesting and other terms applicable to the corresponding Class B Units converted.
Additionally, the obligations under the remaining 40,992 fully vested Class B Units, including those of the unitholders who are not current employees of the Manager and the one employee unitholder noted above that did not convert, were converted into similar units of newly formed subsidiaries of the Pre-IPO Owners. All Class B Units held by former employees of the Manager are fully vested.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes the activity related to the Class B Units for the period from December 31, 2016 through January 31, 2017, the date at which they were all canceled or converted:

	Class B Units
	Employee		Non-employee		Total Class B Units
	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value	Number of Units	Weighted Average Fair Value
Balance, December 31, 2016	9,915	$4.2	39,638	$2.5	49,553	$2.9
Granted	85	14.0	9,753	—	9,838	0.1
Converted to RSAs	(245)	(3.4)	(485)	(0.8)	(730)	(1.7)
Canceled	(555)	(8.2)	(17,114)	(0.4)	(17,669)	(0.6)
Converted to Units of affiliated entities	(9,200)	(4.0)	(31,792)	(2.9)	(40,992)	(3.2)
Balance, January 31, 2017	—	$—	—	$—	—	$—

As of January 31, 2017, no Class B Units were outstanding.
RSAs and RSUs Issued by INVH
RSAs: In connection with the conversion of the Class B Units in January 2017, we issued 62,529 RSAs, of which 54,729 were fully vested as of June 30, 2017, and the remaining 7,800 non-vested RSAs will vest in accordance with the original terms of the Class B Unit award agreements. The conversion of the Class B Units into RSAs resulted in a modification of the awards of which some were previously accounted for as non-employee awards. The modification resulted in the reversal of $246 of previously recognized incentive compensation expense with respect to these non-employee awards during the six months ended June 30, 2017.
RSUs: Prior to the completion of the IPO, our board of directors adopted, and our shareholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and aligning their interests with those of our shareholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares, and as of June 30, 2017, we have awarded 4,467,409 shares under the Omnibus Incentive Plan pursuant to our annual Long Term Incentive Plan (“LTIP”) awards, Supplemental Bonus Plan, the IH6 Bonus Awards, and certain non-employee director awards.

•
Annual LTIP Awards: On June 23, 2017, we granted 860,837 RSUs pursuant to LTIP awards (the “LTIP Awards”) each of which is divided into three tranches (“Tranche 1,” “Tranche 2,” and “Tranche 3”). Within each tranche, 25% of the LTIP Award contains time-vesting conditions, approximately 25% contains a market based vesting condition based on absolute total shareholder return, and approximately 50% contains performance based vesting conditions based on compounded annual growth in our same store net operating income and adjusted funds from operations.

The time-vesting awards vest in installments based on anniversary dates of March 1, 2017 based on continued employment through the applicable vesting date as follows: Tranche 1 on the first anniversary; Tranche 2 in two equal installments on each of the first and second anniversaries; and Tranche 3 in four equal installments on each of the first four anniversaries. The time-vesting LTIP awards are participating securities for EPS purposes.
The market and performance based awards may be earned based on the achievement of certain measures over an approximate one-, two-, or three-year performance period, which performance periods correspond, respectively, to the Tranche 1, Tranche 2, and Tranche 3 LTIP Awards. The number of RSUs earned will be determined based on performance achieved during the specified performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the market and performance based RSUs are earned on the date after the end of the performance period on which the performance results are certified by the compensation committee of the board of directors (the “Certification Date”). The Tranche 1 and Tranche 2 market and performance based RSUs will vest on the Certification Date subject to continued employment through such

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

date. The Tranche 3 market and performance based RSUs will vest in two equal installments, on the related Certification Date and December 31, 2020, subject to continued employment through such vesting dates. The market and performance based LTIP RSUs are not participating securities for EPS purposes.
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
Retention Awards: On June 23, 2017, we issued 307,327 RSUs in the form of retention awards (the “Retention Awards”) each of which is a time-vesting award with service periods ranging from three to five years. The Retention Awards are participating securities for EPS purposes.

•
Supplemental Bonus Plan: In October 2016, we established a supplemental bonus plan for certain key executives and employees (the “Supplemental Bonus Plan”). Pursuant to the Supplemental Bonus plan, the awards became payable and the payment amount became determinable upon the completion of the IPO. The $59,776 of awards were converted into 2,988,120 time-vesting RSUs that will generally vest in three equal annual installments, commencing on the completion of the INVH IPO and on the first and second anniversaries thereafter. The Supplemental Bonus Plan awards are participating securities for EPS purposes.

•
IH6 Bonus Awards: In addition to the Class B Units granted by IH6 to certain individuals, these individuals were also granted bonus awards (the “IH6 Bonus Awards”) equal to $0.5 multiplied by the 9,650 IH6 Class B Units granted, entitling the recipients to receive bonus payments in connection with an IPO or exit event. Upon completion of the INVH IPO, the IH6 Bonus Awards became payable to the recipients and were converted into the right to receive shares of common stock. The $4,825 of awards were settled in the form of 241,250 RSUs that were fully vested upon issuance. The IH6 Bonus Awards are participating securities for EPS purposes.

•
Director Awards: INVH issued $1,398 of awards, or 69,875 RSUs, to directors who are not our employees or employees of BREP VII. These awards will fully vest on the date scheduled for INVH’s 2018 annual shareholders meeting, subject to the director’s continued service on the board of directors through such date. The Director Awards are participating securities for EPS purposes.

The following tables summarize the status of non-vested RSUs and RSAs as of June 30, 2017 and changes during the period from January 31, 2017 through June 30, 2017:

	RSUs		RSAs		Total Share-Based Awards
	Number	Weighted Average Grant-Date Fair Value (Actual $)	Number	Weighted Average Grant-Date Fair Value (Actual $)	Number	Weighted Average Grant-Date Fair Value (Actual $)
Balance, January 1, 2017	—	$—	—	$—	—	$—
Granted	4,467,409	20.53	62,529	15.50	4,529,938	20.46
Vested(1)	(1,446,351)	(20.00)	(54,729)	(15.71)	(1,501,080)	(19.85)
Forfeited	(83,909)	(20.00)	—	—	(83,909)	(20.00)
Balance, June 30, 2017	2,937,149	$20.80	7,800	$14.01	2,944,949	$20.79

(1)
All vested RSAs and RSUs are included in basic EPS for the period during which they are outstanding. However, the vested RSUs will not settle with the individual awardees until August 7, 2017, and therefore are not included in legally outstanding shares of common stock as of June 30, 2017.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

During the period from January 31, 2017 through June 30, 2017, 54,729 RSAs and 1,446,351 RSUs with an estimated fair value of $29,845 fully vested. As of June 30, 2017, 641,719 RSUs included performance and market based criteria. Grant-date fair value of the RSAs and RSUs is generally based on the closing price of our common stock on the grant date. However, for the awards granted in connection with the IPO, the grant-date fair value is the opening offering price per common share, and the grant-date fair values for RSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models:

June 30, 2017
Expected volatility(1)	25%
Risk-free rate	1.40%
Expected holding period (years)	0.52-2.52

(1)	Expected volatility is estimated based on the leverage adjusted historical volatility of certain of our peer companies over a historical term commensurate with the remaining expected holding period.
Summary of Total Share-Based Compensation Expense
During the three months ended June 30, 2017 and 2016, we recognized $8,216 and $4,106 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Three Months Ended June 30,
	2017		2016
	General and Administrative	Property Management Expense	General and Administrative	Property Management Expense
Class B Units	$—	$—	$4,008	$98
RSUs	6,876	1,336	—	—
RSAs	4	—	—	—
Total	$6,880	$1,336	$4,008	$98
During the six months ended June 30, 2017 and 2016, we recognized $52,460 and $8,312 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Six Months Ended June 30,
	2017		2016
	General and Administrative	Property Management Expense	General and Administrative	Property Management Expense	Unrecognized Expense at June 30, 2017
Class B Units	$11,998	$3	$8,059	$253	$—
RSUs	35,339	5,356	—	—	47,554
RSAs	(186)	(50)	—	—	19
Total	$47,151	$5,309	$8,059	$253	$47,573
As of June 30, 2017, there was $47,573 of unrecognized share-based compensation expense related to non-vested RSUs and RSAs which is expected to be recognized over a weighted average period of 1.76 years.

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
The following table displays the carrying values and fair values of financial instruments as of June 30, 2017 and December 31, 2016:

		June 30, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets
Investments in debt securities	Level 2	$230,498	$234,413	$209,337	$209,390

Liabilities carried at historical cost on the consolidated balance sheets
Mortgage loans(1)	Level 2	$4,177,516	$4,195,249	$5,263,994	$5,265,180
Term loan facility(2)	Level 3	1,500,000	1,501,248	—	—
Credit facilities(3)	Level 3	—	—	2,321,585	2,329,551

(1)	The carrying values of the mortgage loans are shown net of discount and exclude $18,850 and $9,256 of deferred financing costs as of June 30, 2017 and December 31, 2016, respectively.

(2)	The carrying value of the term loan facility excludes $13,471 of deferred financing costs as of June 30, 2017.

(3)	The carrying values of the credit facilities exclude $6,044 of deferred financing costs as of December 31, 2016.

The fair values of our investments in debt securities and of our mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values of our credit facilities and Term Loan Facility, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period.
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investments in single-family residential properties, net held for use (Level 3)
Pre-impairment amount	$—	$1,057	$496	$1,057
Total impairments	—	(229)	(267)	(229)
Fair value	$—	$828	$229	$828

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investments in single-family residential properties, net held for sale (Level 3)
Pre-impairment amount	$885	$3,959	$8,127	$3,959
Total impairments	(95)	(290)	(865)	(290)
Fair value	$790	$3,669	$7,262	$3,669

For additional information related to our single-family residential properties during the three and six months ended June 30, 2017 and 2016, refer to Note 3.
Note 12—Earnings per Share
We compute EPS only for the period our common stock was outstanding during 2017, referred to as the Post-IPO period. We have defined the Post-IPO period as February 1, 2017, the date our shares began trading on the New York Stock Exchange, through June 30, 2017, or 91 and 150 days of activity, respectively, for the three months ended June 30, 2017, and for the Post-IPO period. Basic EPS is computed by dividing the net loss available to common shareholders for the Post-IPO period by the weighted average number of shares outstanding during the Post-IPO period, adjusted for non-vested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs except when doing so would be anti-dilutive.
All outstanding non-vested RSUs and RSAs that have nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends or dividend equivalent and participation rights in undistributed earnings in periods when we have net income. Certain of our non-vested RSUs and RSAs are considered participating securities as identified in Note 10.
Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	Three Months Ended June 30, 2017	February 1, 2017 through June 30, 2017
Numerator:
Net income (loss) available to common shareholders — basic and diluted	$5,420	$(20,092)

Denominator:
Weighted average common shares outstanding — basic	311,771,221	311,723,463
Weighted average common shares outstanding — diluted	312,271,578	311,723,463

Net income (loss) per common share — basic	$0.02	$(0.06)
Net income (loss) per common share — diluted	$0.02	$(0.06)

For the three months ended June 30, 2017, 35,770 incremental shares attributed to non-vested RSUs and RSAs were excluded from the computation of diluted EPS because they would be anti-dilutive. For the period from February 1, 2017 through June 30, 2017, 445,595 incremental attributed to non-vested RSUs and RSAs were excluded from the computation of diluted EPS because we had a net loss for the period.

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
As of June 30, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
During the six months ended June 30, 2017, we sold assets subject to Section 337(d) of the Code (see additional discussion in Note 2). These transactions resulted in $1,987 of current income tax expense which has been recorded in gain on sale of property, net of tax on the condensed consolidated statement of operations.
Note 14—Commitments and Contingencies
Insurance Policies
Pursuant to the terms of our credit facility agreements and mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the six months ended June 30, 2017 and 2016, no material uninsured losses have been incurred with respect to the properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2017, for potential recognition or disclosure.
Proposed Merger
On August 9, 2017, we entered into a definitive agreement with Starwood Waypoint Homes (“SFR”) to form a combined company in a stock-for-stock merger of equals transaction. Under the terms of the agreement, each SFR share will be converted into 1.614 shares of our common stock based on a fixed exchange ratio. Upon the closing of the transaction, our stockholders will own approximately 59% of the combined company’s stock, while SFR’s stockholders will own approximately 41% of the combined company’s stock. The transaction is expected to close by year end and is subject to approval by SFR’s stockholders and other customary closing conditions.
Dividend Declarations
On August 3, 2017, the board of directors declared an $0.08 dividend per share to stockholders of record on August 15, 2017, which is payable on August 31, 2017.
Extensions of Existing Mortgage Loans
On July 12, 2017, we exercised our first one-year extension option on IH2 2015-3, extending the maturity from August 9, 2017 to August 9, 2018.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

On August 3, 2017, we exercised our second one-year extension option on IH1 2014-2, extending the maturity from September 9, 2017 to September 9, 2018.
Residential Property Dispositions
Between July 1, 2017 and August 7, 2017, we disposed of 47 homes with a net carrying amount of $7,105 as of June 30, 2017, for an aggregate net sales price of $8,716. A portion of the proceeds were used to make various prepayments on our mortgage loans totaling $848. At June 30, 2017, 42 of these properties were classified as held for sale and presented in other assets, net and five were classified as investments in single-family residential properties on our condensed consolidated balance sheet.

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
Reorganization and Initial Public Offering
On January 31, 2017, we and our Pre-IPO Owners effected certain transactions (the “Pre-IPO Transactions”) that resulted in the Operating Partnership holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our condensed consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, the Operating Partnership is wholly owned by Invitation Homes Inc. (“INVH”) directly and through its wholly owned subsidiary, Invitation Homes OP GP LLC, which serves as the Operating Partnership’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis. Accordingly, after January 31, 2017, our condensed consolidated financial statements include the accounts of INVH and its wholly owned subsidiaries. Prior to that date, our condensed combined financial statements include the combined accounts of the Operating Partnership and the IH Holding Entities and their wholly owned subsidiaries.
On February 6, 2017, INVH completed an initial public offering of 88,550,000 shares of common stock at a price to the public of $20.00 per share (the “IPO”). An additional 221,826,634 shares of common stock were issued to the Pre-IPO Owners.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolio as of and for the period ended June 30, 2017 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States
Southern California	4,625	95.0%	$2,252	$1.32	12.5%
Northern California	2,857	96.3%	1,765	1.12	6.7%
Seattle	3,203	96.0%	1,945	1.02	8.3%
Phoenix	5,425	95.7%	1,170	0.74	8.2%
Las Vegas	959	94.5%	1,453	0.75	1.7%
Western United States Subtotal	17,069	95.6%	1,723	1.02	37.4%

Florida
South Florida	5,591	93.8%	2,178	1.13	14.6%
Tampa	4,900	95.2%	1,590	0.81	9.7%
Orlando	3,707	95.3%	1,522	0.79	7.0%
Jacksonville	1,958	95.3%	1,565	0.78	3.8%
Florida Subtotal	16,156	94.7%	1,773	0.91	35.1%

Southeast United States
Atlanta	7,293	95.2%	1,379	0.67	12.6%
Charlotte	3,110	94.9%	1,385	0.69	5.3%
Southeast United States Subtotal	10,403	95.1%	1,381	0.67	17.9%

Midwest United States
Chicago	2,915	93.2%	2,022	1.20	7.0%
Minneapolis	1,182	95.3%	1,770	0.89	2.6%
Midwest United States Subtotal	4,097	93.8%	1,948	1.10	9.6%
Total/Average	47,725	95.0%	$1,683	$0.90	100.0%

Same Store Portfolio Total/Average	42,904	95.9%	$1,688	$0.91	90.7%

(1)	As of June 30, 2017.

(2)	Represents average occupancy for the three months ended June 30, 2017.

(3)	Represents average monthly rent for the three months ended June 30, 2017.

(4)	Represents the percentage of total revenue generated in each market for the three months ended June 30, 2017.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.5% of our revenues during the three months ended June 30, 2017. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals in the form of employment growth and household formation rates and favorable supply fundamentals such as the rate of new supply delivery. We believe these favorable supply and demand fundamentals have driven strong rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods and we expect these trends to continue in the near to intermediate term.
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
Fannie Mae Securitization Transaction
On April 28, 2017, we completed a securitization transaction pursuant to which we entered into a loan agreement, providing for a new ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000.0 million (the “FNMA Loan”). The FNMA Loan will mature June 9, 2027 and is secured by first priority mortgages on a portfolio of 7,204 of our homes. See “—Liquidity and Capital Resources.”
We used proceeds from the FNMA Loan to repay the remaining $420.0 million outstanding under our mortgage loan relating to the IH1 2014-1 securitization transaction, to fund certain reserves and to pay transaction fees and expenses incurred with respect to the FNMA Loan. The IH1 2014-1 mortgage loan outstanding balance had been reduced as of April 28, 2017 due to prepayments from IPO proceeds and application of proceeds from sales of homes. On May 9, 2017, we used the remaining proceeds to voluntarily prepay $510.0 million of our mortgage loan relating to the IH1 2014-3 securitization transaction. On June 9, 2017, we made a $100.0 million prepayment, reducing the outstanding principal balance to approximately $151.0 million.
Dividend Declarations
On May 31, 2017 we paid a $0.06 dividend per share; and on August 3, 2017, we declared an $0.08 dividend per share to stockholders of record on August 15, 2017, which is payable on August 31, 2017.
Proposed Merger
On August 9, 2017, we entered into a definitive agreement with Starwood Waypoint Homes (“SFR”) to form a combined company in a stock-for-stock merger of equals transaction. Under the terms of the agreement, each SFR share will be converted into 1.614 shares of our common stock based on a fixed exchange ratio. Upon the closing of the transaction, our stockholders will own approximately 59% of the combined company’s stock, while SFR’s stockholders will own approximately 41% of the combined company’s stock. The transaction is expected to close by year end and is subject to approval by SFR’s stockholders and other customary closing conditions.

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
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day to day activities. We have incurred additional legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. As a result, general and administrative expense in the historical periods discussed in “—Results of Operations” may not be comparable to general and administrative expense in periods from and after the IPO.
Share-Based Compensation Expense
Certain current and former employees, as well as certain of our founders, were granted Class B incentive units in certain of the IH Holding Entities or their parent entities. In connection with the IPO, all of the Class B units were converted into shares of common stock, canceled, or converted into similar units of newly formed subsidiaries of the Pre-IPO Owners. We have recognized incentive compensation expense related to the value of those units in our results of operations. In connection with and subsequent to the IPO, we modified certain of our incentive awards and issued new awards in order to align our employees’ interests with those of our investors. All incentive unit and share-based compensation expense is recognized on our statements of operations as a component of general and administrative expense and property management expense.
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
Interest Expense
Interest expense includes interest expense as well as amortization of discounts and deferred financing costs from our financing arrangements, and unrealized gains (losses) on non-designated hedging instruments. Interest expense for periods prior to the IPO and our 2017 refinancing activity discussed in “—Recent Events” does not reflect the impact of the following: (i) certain financing transactions that we completed concurrently with the completion of the IPO; (ii) certain hedging instruments ; (iii) the FNMA Loan that was entered into on April 28, 2017 as defined in “—Liquidity and Capital Resources”; or (iv) the repayment of certain indebtedness with a portion of the net proceeds from the IPO, the New Credit Facility, and the FNMA Loan.
Other, net
Other, net includes interest income, other miscellaneous income and expenses, and acquisition costs (in periods prior to January 1, 2017).
Gain (Loss) on Sale of Property, net of tax
Gain (loss) on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Revenues:
Rental revenues	$228,504	$219,354	$9,150	4.2%
Other property income	13,712	11,142	2,570	23.1%
Total revenues	242,216	230,496	11,720	5.1%

Operating expenses:
Property operating and maintenance	92,840	91,281	1,559	1.7%
Property management expense	9,135	7,530	1,605	21.3%
General and administrative	18,426	15,408	3,018	19.6%
Depreciation and amortization	67,515	66,079	1,436	2.2%
Impairment and other	706	546	160	29.3%
Total operating expenses	188,622	180,844	7,778	4.3%
Operating income	53,594	49,652	3,942	7.9%

Other income (expenses):
Interest expense	(57,358)	(70,523)	(13,165)	(18.7)%
Other, net	(869)	185	1,054	N/M
Total other income (expenses)	(58,227)	(70,338)	12,111	17.2%

Loss from continuing operations	$(4,633)	$(20,686)	$16,053	77.6%
Rental Revenues
As of June 30, 2017 and 2016, we owned 47,725 and 48,353 single-family homes for lease, respectively, generating rental revenue of $228.5 million and $219.4 million, respectively, for the three months then ended. Rental revenues increased 4.2% due to an increase in average monthly rent per occupied home, despite a decrease in number of homes owned and a decrease in occupancy. During the three months ended June 30, 2017 and 2016, we acquired 229 and 413 homes, respectively, and sold 422 and 74 homes, respectively.
Average occupancy for the total portfolio was 95.0% and 95.1% for the three months ended June 30, 2017 and 2016, respectively. Average rent per occupied home in actual dollars for the three months ended June 30, 2017 was $1,683, compared to $1,603 for the three months ended June 30, 2016, a 5.0% increase.
For our Same Store portfolio, our average occupancy was 95.9% and 96.4% for the three months ended June 30, 2017 and 2016, respectively, and our average rent per occupied home in actual dollars for the three months ended June 30, 2017, was $1,688, compared to $1,618 for the three months ended June 30, 2016, a 4.3% increase.
To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to our total portfolio. For the three months ended June 30, 2017 and 2016, renewal lease net effective rental rate growth for the total portfolio averaged 5.1% and 5.5%, respectively. For the three months ended June 30, 2017 and 2016, new lease net effective rental rate growth for the total portfolio averaged 5.0% and 7.3%, respectively.
For the three months ended June 30, 2017 and 2016, the turnover rate for our Same Store portfolio was 38.7% and 38.8%, respectively. For our total portfolio, an average home remained unoccupied for 41 and 35 days between residents for the three months ended June 30, 2017 and 2016, respectively.
Other Property Income
For the three months ended June 30, 2017 and 2016, other property income was $13.7 million and $11.1 million, respectively, a 23.1% increase. The primary drivers of the increase were pet rent and late fee income attributable to the implementation of our national lease for all leases written beginning in February 2016 and the automation and consistent application of these fees beginning in March 2017.
Operating Expenses
Operating expenses were $188.6 million and $180.8 million for the three months ended June 30, 2017 and 2016, respectively, a 4.3% increase. Of the $7.8 million increase in expenses, $4.1 million relates to share-based compensation expense as more fully described below. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $92.8 million for the three months ended June 30, 2017 from $91.3 million for the three months ended June 30, 2016 primarily due to an increase in property taxes of $4.3 million which represents a 11.5% increase in those costs. The increase in these costs is largely attributable to supplemental California property taxes resulting from our IPO. These costs were partially offset by a $2.4 million decrease in personnel expenses.
Property management expense and general and administrative expense increased to $27.6 million for the three months ended June 30, 2017 from $22.9 million for the three months ended June 30, 2016. An increase in share-based compensation expense of $4.1 million for the three months ended June 30, 2017 compared to June 30, 2016 drove the majority of the variance.
Depreciation and amortization expense increased due to a higher average cost basis per home at June 30, 2017 compared to June 30, 2016 driven by improvements capitalized over the past 12 months.
Interest Expense
Interest expense was $57.4 million and $70.5 million for the three months ended June 30, 2017 and 2016, respectively, an 18.7% decrease. The decrease in interest expense was due to a reduction in average debt balances outstanding. The decrease in interest expense was partially offset by an increase in our weighted average cost of debt by 87 bps for the three months ended June 30, 2017 compared to 2016 due to an increase in LIBOR, a fixed rate on our IH1 2017-1 mortgage loan which was at a higher rate than prior year variable rate debt, and the impact of interest rate swaps. As of June 30, 2017, we had $5,645.2 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,693.8 million as of June 30, 2016, a 26.6% decrease. The decrease in debt outstanding was attributable to the $2,321.6 million payoff of our credit facilities, as well as $2,083.0 million of prepayments on our mortgage loans from cash from IPO proceeds, operations, and proceeds from home sales, net of borrowings of $1,500.0 million from the Term Loan Facility and $996.4 million from the IH1 2017-1 mortgage loan.
Gain on Sale of Property, Net of Tax
Gain on sale of property, net of tax was $10.2 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively. Of the 422 homes sold during the three months ended June 30, 2017, 219 were sold in one bulk transaction for a gain of $2.7 million. The additional 203 homes sold in the three months ended June 30, 2017, sold for a net gain of $7.5 million, in comparison to the 74 homes sold during the three months ended June 30, 2016 for a net gain of $1.0 million. The primary driver for the difference in the gain on sale between periods was the volume and composition of homes sold during the respective periods.

Results of Operations
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Revenues:
Rental revenues	$454,600	$433,677	$20,923	4.8%
Other property income	26,366	21,321	5,045	23.7%
Total revenues	480,966	454,998	25,968	5.7%

Operating expenses:
Property operating and maintenance	181,008	176,248	4,760	2.7%
Property management expense	20,584	14,923	5,661	37.9%
General and administrative	76,692	30,768	45,924	149.3%
Depreciation and amortization	135,092	131,781	3,311	2.5%
Impairment and other	1,910	363	1,547	426.2%
Total operating expenses	415,286	354,083	61,203	17.3%
Operating income	65,680	100,915	(35,235)	(34.9)%

Other income (expenses):
Interest expense	(125,930)	(140,800)	(14,870)	(10.6)%
Other, net	(1,095)	32	1,127	N/M
Total other income (expenses)	(127,025)	(140,768)	(13,743)	(9.8)%

Loss from continuing operations	$(61,345)	$(39,853)	$(21,492)	(53.9)%
Rental Revenues
As of June 30, 2017 and 2016, we owned 47,725 and 48,353 single-family homes for lease, respectively, generating rental revenue of $454.6 million and $433.7 million, respectively, for the six months then ended. Rental revenues increased 4.8% due to an increase in both average occupancy and average monthly rent per occupied home, despite a slight decrease in number of homes owned. During the six months ended June 30, 2017 and 2016, we acquired 350 and 926 homes, respectively, and sold 923 and 711 homes, respectively.
Average occupancy for the total portfolio was 95.0% and 94.8% for the six months ended June 30, 2017 and 2016, respectively. The increase in average occupancy correlates with the decrease in the number of homes acquired during 2017 compared to 2016 as newly acquired homes are unoccupied for a longer period of time during initial renovations than during a re-resident period. Average rent per occupied home in actual dollars for the six months ended June 30, 2017 was $1,672, compared to $1,588 for the six months ended June 30, 2016, a 5.3% increase.
For our Same Store portfolio, our average occupancy was 95.8% and 96.4% for the six months ended June 30, 2017 and 2016, respectively, and our average rent per occupied home in actual dollars for the six months ended June 30, 2017, was $1,678, compared to $1,607 for the six months ended June 30, 2016, a 4.4% increase.
To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to our total portfolio. For the six months ended June 30, 2017 and 2016, renewal lease net effective rental rate growth for the total portfolio averaged 5.2% and 5.4%, respectively. For the six months ended June 30, 2017 and 2016, new lease net effective rental rate growth for the total portfolio averaged 4.3% and 6.1%, respectively.
For the six months ended June 30, 2017 and 2016, the turnover rate for our Same Store portfolio was 35.2% and 34.9%, respectively. For our total portfolio, an average home remained unoccupied for 47 and 40 days between residents for the six months ended June 30, 2017 and 2016, respectively.
Other Property Income
For the six months ended June 30, 2017 and 2016, other property income was $26.4 million and $21.3 million, respectively, a 23.7% increase. The primary drivers of the increase were pet rent and late fee income attributable to the implementation of our national lease for all leases written beginning in February 2016 and the automation and consistent application of these fees beginning in March 2017.
Operating Expenses
Operating expenses were $415.3 million and $354.1 million for the six months ended June 30, 2017 and 2016, respectively, a 17.3% increase. Of the $61.2 million increase in expenses, $44.1 million relates to share-based compensation expense and $8.3 million relates to offering related costs as more fully described below. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $181.0 million for the six months ended June 30, 2017 from $176.2 million for the six months ended June 30, 2016 primarily due to an increase in property taxes of $7.3 million which represents a 9.7% increase in those costs. More than half of the increase in these costs is attributable to supplemental California property taxes resulting from our IPO. This increase was partially offset by a $4.4 million decrease in personnel expenses.
Property management expense and general and administrative expense increased to $97.3 million for the six months ended June 30, 2017 from $45.7 million for the six months ended June 30, 2016. An increase in share-based compensation expense of $44.1 million for the six months ended June 30, 2017, was driven by $12.0 million of vesting of Class B Units and $39.4 million of awards issued in connection with the IPO. Additionally, $8.3 million of IPO readiness costs and other offering costs were incurred during the six months ended June 30, 2017.
Depreciation and amortization expense increased due to a higher average cost basis per home at June 30, 2017 compared to June 30, 2016 driven by improvements capitalized over the past 12 months.
Interest Expense
Interest expense was $125.9 million and $140.8 million for the six months ended June 30, 2017 and 2016, respectively, a 10.6% decrease. The decrease in interest expense was due to a reduction in average debt balances outstanding, which was offset by an increase in our weighted average cost of debt by 75 bps due to an increase in LIBOR for the six months ended June 30, 2017 compared to 2016 due to an increase in LIBOR, a fixed rate on our IH1 2017-1 mortgage loan which was at a higher rate than prior year variable rate debt, and the impact of interest rate swaps. Additionally, there was an increase in the fair value mark to market adjustment of $3.8 million related to the interest rate swaps during 2017. As of June 30, 2017, we had $5,645.2 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,693.8 million as of June 30, 2016, a 26.6% decrease. The decrease in debt outstanding was attributable to the $2,321.6 million payoff of our credit facilities, as well as $2,083.0 million of prepayments on our mortgage loans from cash from IPO proceeds, operations, and proceeds from home sales, net of borrowings of $1,500.0 million from the Term Loan Facility and $996.4 million from the IH1 2017-1 mortgage loan.
Gain on Sale of Property, Net of Tax
Gain on sale of property, net of tax was $24.5 million and $10.2 million for the six months ended June 30, 2017 and 2016, respectively. Of the 923 homes sold during the six months ended June 30, 2017, 454 were sold in two bulk transaction for a gain of $9.5 million. The additional 469 homes sold in the six months ended June 30, 2017, sold for a net gain of

$15.0 million. Of the 711 homes sold during the six months ended June 30, 2016, 590 homes were sold in one bulk sale transaction for a gain of $9.4 million. The additional 121 homes sold in the six months ended June 30, 2016 sold at a net gain of $1.0 million. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2017 and December 31, 2016 included unrestricted cash and cash equivalents of $158.9 million and $198.1 million, respectively, a 19.8% decrease due primarily to repayments of certain of our indebtedness which is discussed in further detail in “—Cash Flows.” As of June 30, 2017 and through the date of this filing, the total balance of our $1,000.0 million Revolving Facility is available for any liquidity requirements.
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
As a REIT, INVH is required to distribute to its shareholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
We have historically utilized credit facilities, mortgage loans and warehouse loans from our Sponsor to fund acquisitions and renovation improvements. As of June 30, 2017, we have repaid all outstanding borrowings under the credit facilities, the IH1 2013-1 mortgage loan, the IH1 2014-1 mortgage loan, and the warehouse loans. As further described and defined below, we entered into a New Credit Facility on February 6, 2017 which includes a $1,000.0 million revolving line of credit component that is currently undrawn and a fully drawn $1,500.0 million term loan component. On April 28, 2017, we entered into a $1,000.0 million FNMA Loan (as defined in “—Securitization Transactions”) and used net proceeds to repay all obligations outstanding under the existing IH1 2014-1 mortgage loan and to make voluntary prepayments totaling $510.0 million on the IH1 2014-3 mortgage loan.
Mortgage Loans
As of June 30, 2017, we have completed eight securitization transactions (the “Securitizations” or the “mortgage loans”) collateralized by homes owned by the respective Invitation Homes Borrower Entities. The proceeds from the mortgage loans were used to fund (i) partial repayments of the then-outstanding IH1 and IH2 credit facilities and other securitizations, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to the Pre-IPO Owners.

The following table sets forth a summary of the mortgage loan indebtedness as of June 30, 2017 and December 31, 2016:

					Outstanding Principal Balance(4)
($ in thousands)	Maturity Date	Maturity Date if Fully Extended(2)	Rate(3)	Range of Spreads	June 30, 2017(5)	December 31, 2016
IH1 2013-1	N/A	N/A	N/A	115-365 bps	$—	$462,431
IH1 2014-1	N/A	N/A	N/A	100-375 bps	—	978,231
IH1 2014-2(1)(6)	September 9, 2018	September 9, 2019	3.13%	110-400 bps	704,523	710,664
IH1 2014-3(1)	December 9, 2017	December 9, 2019	3.56%	120-500 bps	147,634	766,753
IH2 2015-1, net(1)(7)	March 9, 2018	March 9, 2020	3.60%	145-430 bps	529,497	531,318
IH2 2015-2(1)	June 9, 2018	June 9, 2020	3.18%	135-370 bps	628,988	630,283
IH2 2015-3(1)(8)	August 9, 2018	August 7, 2020	3.41%	130-475 bps	1,170,395	1,184,314
IH1 2017-1, net(9)	June 9, 2027	N/A	4.17%	N/A	996,479	—
Total Securitizations					4,177,516	5,263,994
Less deferred financing costs, net					(18,850)	(9,256)
Total					$4,158,666	$5,254,738

(1)
The initial maturity term of each of these mortgage loans is two years, individually subject to three, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 mortgage loans have exercised the first extension options, and IH1 2014-2 has exercised the second option. The maturity dates above are reflective of all extensions that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(3)
For each of our first seven mortgage loans, interest rates are based on a weighted average spread to LIBOR; as of June 30, 2017 LIBOR was 1.23%. Our IH1 2017-1 mortgage loan bears interest at a fixed rate of 4.17% per annum equal to the market determined pass-through rate payable on the certificates, plus applicable servicing fees.

(4)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(5)	From July 1, 2017 to August 7, 2017, we made prepayments of $0.8 million on our mortgage loans related to the disposition of properties.

(6)	On August 3, 2017, we exercised our second one-year extension option on IH1 2014-2, extending the maturity from September 9, 2017 to September 9, 2018.

(7)	Net of unamortized discount of $0.0 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively.

(8)	On July 12, 2017, we exercised our first one-year extension option on IH2 2015-3, extending the maturity from August 9, 2017 to August 9, 2018.

(9)	Net of unamortized discount of $3.5 million as of June 30, 2017.
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
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769.3 million. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7.2 million. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter. On May 9, 2017 and June 9, 2017, we made voluntary prepayments of $510.0 million and $100.0 million, respectively, from the proceeds of IH1 2017-1 securitization transaction and cash flows from operations.
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540.9 million. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $0.6 million. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
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
IH1 2017-1: In April 2017, we completed our eighth securitization transaction (“IH1 2017-1”), in which 2017-1 IH Borrower L.P. (“S9 Borrower”), a special purpose entity previously formed in connection with IH1 2014-1 and wholly owned subsidiary of IH1, entered into a loan agreement with Wells Fargo Bank, National Association (the “FNMA Loan”), providing for a ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000.0 million, secured by first priority mortgages on a portfolio of 7,204 of our homes. The Class A certificates, which benefit from Fannie Mae’s guaranty of timely payment of principal and interest, were sold at par. The Class B certificates represent a beneficial interest in the most subordinate component of the FNMA Loan and were sold at a total discount of $3.6 million. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of June 30, 2017. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning June 9, 2017 and continuing monthly thereafter.
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated with us to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities associated with the IH1 2014-2, IH1 2014-3 and IH1 2017-1 securitizations are wholly owned subsidiaries of IH1, the Depositor Entities associated with the IH2 2015-1, IH2 2015-2, and

IH2 2015-3 securitizations are wholly owned subsidiaries of IH2, and the Depositor Entities associated with the IH1 2013-1 and IH1 2014-1 securitizations were wholly owned by unaffiliated third parties.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to the Class B certificates purchased by the Operating Partnership, and the Class G certificates purchased by IH1 and IH2.
For IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3, the Trusts made the Class A through Class F certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, IH1 and IH2, as sponsors of the respective loans, are required to retain a portion of the risk that represents a material net economic interest in each loan. The Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 are equal to 5% of the original principal amount of the loans in accordance with the agreements. Per the terms of the Securitization agreements, the Class G certificates are restricted certificates and were made available exclusively to IH1 and IH2, as applicable. The Class G certificates are principal only and bear a stated annual interest rate of 0.0005%. The Class G certificates are classified as held to maturity investments and are recorded in other assets, net on the condensed consolidated balance sheets.
For IH1 2017-1, the Trust made the Class A certificates available for sale to both domestic and foreign investors. In accordance with risk retention requirements of Regulation RR (the “Risk Retention Rules”) under the Exchange Act, the Operating Partnership, as the loan sponsor, is required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date. Per the terms of the agreement, the Class B certificates are restricted certificates that were made available exclusively to the Operating Partnership. The Class B certificates pay interest and bear a stated annual interest rate of 4.17% plus applicable servicing fees. The Class B certificates are classified as held to maturity investments and are recorded in other assets, net on the condensed consolidated balance sheets.
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At June 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of each of the mortgage loans except for IH1 2017-1. For IH1 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2017 and 2016, voluntary and mandatory prepayments totaling $2,083.0 million and $30.7 million, respectively, were made under the terms of the loan agreements.

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
The following table sets forth a summary of the new credit facility indebtedness as of June 30, 2017:

			Outstanding Principle Balance
($ in thousands)	Origination Date	Maturity Date	Interest Rate(1)	June 30, 2017
Term loan facility	February 6, 2017	February 6, 2022	3.03%	$1,500,000
Revolving facility	February 6, 2017	February 6, 2021	N/A	—
Total				1,500,000
Less deferred financing costs, net				(13,471)
Total				$1,486,529

(1)	Interest rate for the Term Loan Facility is based on LIBOR plus an applicable margin of 1.80%; as of June 30, 2017, LIBOR was 1.23%.
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
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At June 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the New Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the New Credit Facility. In addition, INVH may be required to provide a guarantee of the New Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.
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

Credit Facilities
All of the then-existing credit facilities were paid in full on February 6, 2017 in connection with the closing of our IPO. The following table sets forth a summary of the outstanding principal amounts of these credit facilities as of June 30, 2017 and December 31, 2016:

			Outstanding Principal Balance(1)
($ in thousands)	Origination Date	Range of Spreads	June 30, 2017	December 31, 2016
IH1 2015	April 3, 2015	325 bps	$—	$85,492
IH2 2015	September 29, 2015	275 bps	—	43,859
IH3 2013	December 19, 2013	300-425 bps	—	932,583
IH4 2014	May 5, 2014	300-425 bps	—	529,866
IH5 2014	December 5, 2014	275-400 bps	—	564,348
IH6 2016	April 13, 2016	250-375 bps	—	165,437
Total			—	2,321,585
Less deferred financing costs, net			—	(6,044)
Total			$—	$2,315,541

(1)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.

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
The table below summarizes our interest rate swap instruments as of June 30, 2017 ($ in thousands):

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Changes in fair value related to the ineffective portion of our Designated Hedges resulted in an unrealized gain of less than $0.1 million for the six months ended June 30, 2017, which is included in interest expense in our condensed consolidated statements of operations.

Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.52% to 3.09% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
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
Cash Flows
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
($ in thousands)	2017	2016	$ Change	% Change
Net cash provided by operating activities	$167,226	$156,125	$11,101	7.1%
Net cash provided by (used in) investing activities	74,499	(206,449)	280,948	136.1%
Net cash (used in) provided by financing activities	(280,910)	75,060	(355,970)	N/M
Change in cash and cash equivalents	$(39,185)	$24,736	$(63,921)	(258.4)%
Operating Activities
Net cash provided by operating activities was $167.2 million and $156.1 million for the six months ended June 30, 2017 and 2016, respectively, an increase of 7.1%. The increase was primarily driven by an increase in net operating income from $278.8 million for the six months ended June 30, 2016 to $300.0 million for the six months ended June 30, 2017 due to revenue growth higher than operating expense growth. Our net loss increased from $(29.6) million for the six months ended June 30, 2016 to $(36.9) million for the six months ended June 30, 2017, which was offset by a $44.1 million increase in share-based compensation expense. Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses.
Investing Activities
Net cash provided by (used in) investing activities primarily consists of the acquisition costs of homes, capital improvements, changes in restricted cash, and proceeds from property sales. Net cash provided by (used in) investing activities was $74.5 million and $(206.4) million for the six months ended June 30, 2017 and 2016, respectively, leading to an increase in cash provided by investing activities of $280.9 million between the periods. The increase was partially due to the release of restricted cash in connection with the repayment of our credit facilities and the IH1 2013-1 and IH1 2014-1 mortgage loans during six months ended June 30, 2017 resulting in an increase of $98.8 million. Additionally, there was a decrease in the number homes acquired, from 926 homes during the six months ended June 30, 2016 to 350 homes during the six months ended June 30, 2017, which resulted in $142.9 million less in acquisition, renovation and capital expenditure spend. The increase in number of homes sold during 2017 of 923 compared to 711 homes during the six months ended June 30, 2016 resulted in an increase in the amount of proceeds from sale of residential properties of $45.3 million.
Financing Activities
Net cash (used in) provided by financing activities was $(280.9) million and $75.1 million for the six months ended June 30, 2017 and 2016, respectively, or a decrease of $356.0 million. For the six months ended June 30, 2017 we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO, while during the six months ended June 30, 2016 equity investors contributed $138.0 million of capital. Proceeds from our IPO, Term Loan Facility and the IH1 2017-1 mortgage loan of $4,188.5 million, along with proceeds from home sales and operating cash flows, were used to repay $2,321.6 million of then-outstanding credit facilities and $2,083.0 million of mortgage loans, including full repayment of the IH1 2013-1 and IH1 2014-1 mortgage loans, and $610.0 million on the IH1 2014-3 mortgage loan, and to fund $42.1 million of deferred financing costs associated with the Term Loan Facility and IH1 2017-1 mortgage loan.
Off-Balance Sheet Arrangements
We have no obligations, assets, or liabilities that would be considered off-balance sheet arrangements.
Contractual Obligations
We have updated our contractual obligations previously provided in our Annual Report on Form 10-K for the year ended December 31, 2016 for material changes to our financing arrangements that occurred during the six months ended June 30, 2017:

($ in thousands)	Total	2017(1)	2018-2019	2020-2021	Thereafter
Mortgage loans(2)	$4,653,669	$221,831	$3,126,420	$83,066	$1,222,352
Term loan facility(2)	1,709,195	22,912	90,900	90,900	1,504,483
Interest rate swap(3)	232,137	30,972	123,888	74,814	2,463
Total	$6,595,001	$275,715	$3,341,208	$248,780	$2,729,298

(1)	Includes estimated payments for the remaining six months of 2017.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of June 30, 2017 at rates in effect as of such date.

(3)	Gross obligation calculated using strike prices established by each instrument.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 with respect to cost capitalization, provisions for impairment, and revenue recognition and resident receivables. Material changes during the six months ended June 30, 2017 to our critical accounting policies are presented below:
Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, our purchases of homes are treated as acquisitions and are recorded at their purchase price which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net on our condensed consolidated balance sheets.
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
The fair value of Hedging Derivatives that are in an asset position are included in other assets, net and those in a liability position are included in other liabilities on our condensed consolidated balance sheets. For Non-Designated Hedges, the related changes in fair value are reflected within interest expense in the condensed consolidated statements of operations. For Designated Hedges, the effective portion of the related changes in fair value is reported as a component of other comprehensive income (loss) on our condensed consolidated balance sheets and reclassified into earnings as interest expense in our condensed consolidated statements of operations when the hedged transactions affect earnings; the ineffective portion of the changes in fair value is reflected directly within interest expense in the condensed consolidated statements of operations. See “—Liquidity and Capital Resources” for further discussion of derivative financial instruments.

Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”). In connection with and subsequent to the IPO, we issued restricted stock units (“RSUs”) that settle in shares of common stock and restricted shares of common stock (“RSAs”) for which share-based compensation expense is recognized.
We recognized share-based compensation expense for the Class B Units based on the estimated fair value of the Class B Units and vesting conditions of the related incentive unit agreements. Since the Class B Units granted by IH1 were granted to employees of the Manager, a wholly owned subsidiary of IH1, the related share-based compensation expense was based on the grant-date fair value of the units and recognized in expense over the service period. Because units in IH2, IH3, IH4, IH5, and IH6 were granted to non-employees of those respective partnerships, fair value was remeasured for non-vested units at the end of each reporting period. The fair value of the Class B Units was determined based on a valuation model that took into account discounted cash flows and a market approach based on comparable companies and transactions.
We recognize share-based compensation expense for the RSUs and RSAs based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche or when any applicable performance conditions are met in accordance with the related RSU and RSA agreements. The grant-date fair value of RSUs and RSAs is generally based on the closing price of our common stock on the grant date except for market based RSU grant‑date fair values which are based on Monte-Carlo option pricing models.
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
Non-GAAP Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”) before the following items: interest expense; income tax expense; and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before the following items: share-based compensation expense; offering related expenses, impairment and other; acquisition costs; gain (loss) on sale of property, net of tax; and interest income and other miscellaneous income and expenses. EBITDA and Adjusted EBITDA are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA and Adjusted EBITDA as measures of performance.
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
The following table presents a reconciliation of GAAP net income (loss) to EBITDA and Adjusted EBITDA on a historical basis for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Net income (loss) available to common shareholders	$5,420	$(19,666)	$(36,971)	$(29,641)
Net income (loss) available to participating securities	109	—	109	—
Interest expense	57,358	70,523	125,930	140,800
Depreciation and amortization	67,515	66,079	135,092	131,781
EBITDA	130,402	116,936	224,160	242,940
Share-based compensation expense(1)	8,216	4,106	52,460	8,312
Offering related expenses	656	—	8,287	—
Impairment and other	706	546	1,910	363
Acquisition costs	—	7	—	42
Gain on sale of property, net of tax	(10,162)	(1,020)	(24,483)	(10,212)
Other, net(2)	869	(192)	1,095	(74)
Adjusted EBITDA	$130,687	$120,383	$263,429	$241,371

(1)
For the three months ended June 30, 2017 and 2016, $6,880 and $4,008 was recorded in general and administrative expense, respectively, and $1,336 and $98 was recorded in property management expense, respectively. For the six months ended June 30, 2017 and 2016, $47,151 and $8,059 was recorded in general and administrative expense, respectively, and $5,309 and $253 was recorded in property management expense, respectively.

(2)	Includes interest income and other miscellaneous income and expenses.
Net Operating Income (“NOI”)
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
The following table presents a reconciliation of GAAP net income (loss) to NOI for our total portfolio and NOI for our Same Store portfolio on a historical basis for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Net income (loss) available to common shareholders	$5,420	$(19,666)	$(36,971)	$(29,641)
Net income (loss) available to participating securities	109	—	109	—
Interest expense	57,358	70,523	125,930	140,800
Depreciation and amortization	67,515	66,079	135,092	131,781
General and administrative(1)	18,426	15,408	76,692	30,768
Property management expense(2)	9,135	7,530	20,584	14,923
Impairment and other	706	546	1,910	363
Acquisition costs	—	7	—	42
Gain on sale of property, net of tax	(10,162)	(1,020)	(24,483)	(10,212)
Other, net(3)	869	(192)	1,095	(74)
NOI (total portfolio)	149,376	139,215	299,958	278,750
Non-Same Store NOI	(13,723)	(11,641)	(27,572)	(21,949)
NOI (Same Store portfolio)(4)	$135,653	$127,574	$272,386	$256,801

(1)
Includes $6,880 and $4,008 of share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. Includes $47,151 and $8,059 of share-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

(2)
Includes $1,336 and $98 of share-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. Includes $5,309 and $253 of share-based compensation expense for the six months ended June 30, 2017 and 2016, respectively.

(3)	Includes interest income and other miscellaneous income and expenses.

(4)	Same Store (consisting of homes which had commenced their initial post-renovation lease prior to October 3rd of the year prior to the first year of the comparison period) homes are 42,904.
Funds from Operations (“FFO”), Core Funds from Operations, and Adjusted Funds from Operations
FFO, Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by the National Association of Real Estate Investment Trusts as net income or loss (computed in accordance with GAAP) excluding net gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization and impairment of real estate assets, and adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of GAAP net income (loss) to FFO, Core FFO, and Adjusted FFO on a historical basis for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net income (loss) available to common shareholders	$5,420	$(19,666)	$(36,971)	$(29,641)
Add (deduct) adjustments from net income (loss) available to common shareholders to derive FFO:
Net income (loss) available to participating securities	109	—	109	—
Depreciation and amortization on real estate assets	66,699	64,775	133,352	129,184
Impairment on depreciated real estate investments	95	519	1,132	519
Net gain on sale of previously depreciated investments in real estate	(10,162)	(1,020)	(24,483)	(10,212)
FFO	62,161	44,608	73,139	89,850
Noncash interest expense related to amortization of deferred financing costs, mortgage loan discounts and noncash interest expense from derivatives	5,137	15,622	20,271	29,816
Share-based compensation expense(1)	8,216	4,106	52,460	8,312
Offering related expenses	656	—	8,287	—
Severance expense	392	1,102	437	1,908
Casualty losses, net	611	27	778	(156)
Acquisition costs	—	7	—	42
Core FFO	77,173	65,472	155,372	129,772
Recurring capital expenditures	(11,605)	(11,495)	(20,834)	(22,907)
Adjusted FFO	$65,568	$53,977	$134,538	$106,865

	Three Months Ended June 30, 2017		February 1, 2017 through June 30, 2017
Weighted average common shares outstanding — diluted(2)	312,271,578		311,723,463

FFO per common share – diluted	$0.20		$0.23
Core FFO per common share – diluted	$0.25		$0.50
AFFO per common share – diluted	$0.21		$0.43

(1)
For the three months ended June 30, 2017 and 2016, $6,880 and $4,008 was recorded in general and administrative expense, respectively, and $1,336 and $98 was recorded in property management expense, respectively. For the six months ended June 30, 2017 and 2016, $47,151 and $8,059 was recorded in general and administrative expense, respectively, and $5,309 and $253 was recorded in property management expense, respectively.

(2)	Weighted average common shares outstanding – diluted was calculated using the two-class method and represents common share equivalents that are dilutive for FFO, Core FFO, and AFFO.

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
At December 31, 2016, the total outstanding balance of our variable-rate debt was comprised of borrowings on our mortgage loans of $5,264.0 million and our credit facilities of $2,321.6 million. As of June 30, 2017, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $3,181.0 million and Term Loan Facility of $1,500.0 million of which 75.2% was effectively converted to fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the following table illustrates the projected effect of a 100 basis point increase or decrease in the LIBOR rate on our annual interest expense as of June 30, 2017 and December 31, 2016:

($ in thousands)	Change in Interest Expense(1)
Impact to future earnings due to variable rate debt:	As of June 30, 2017	As of December 31, 2016
Rate increase of 1%(2)	$11,610	$75,856
Rate decrease of 1%(3)	(11,610)	(52,323)

(1)
The interest rate swap agreements were factored into the June 30, 2017 disclosure, but were not factored into the December 31, 2016 disclosure as the forward looking swaps did not begin until February 28, 2017.

(2)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase considers the potential impact of our interest rate cap agreements as of June 30, 2017.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company currently is not subject to any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.
ITEM 1A. RISK FACTORS
As of June 30, 2017, there have been no material changes from the risk factors previously disclosed in response to Part I. Item 1A. “Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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

10.1
Form of Award Notice and Restricted Stock Unit Agreement (Annual Equity Award) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

Exhibit Number	Description
10.2
Form of Award Notice and Restricted Stock Unit Agreement (Retention Award - Messrs. Freedman and Tanner) (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.3	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

31.1	Certificate of John B. Bartling Jr., President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: August 10, 2017