Form 10-Q
period 2017-09-30
Invitation Homes Inc.
filed 2017-11-09
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2017
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

As of November 8, 2017, there were 311,354,290 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	70
Item	4.	Controls and Procedures	71

PART II
Item	1.	Legal Proceedings	72
Item	1A.	Risk Factors	73
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item	3.	Defaults Upon Senior Securities	73
Item	4.	Mine Safety Disclosures	73
Item	5.	Other Information	73
Item	6.	Exhibits	73

Signatures

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the proposed merger with Starwood Waypoint Homes (“SFR”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with our ability to consummate the merger and the timing of the closing of the merger, risks associated with achieving expected revenue synergies or cost savings, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described in Exhibit 99.1 to this Quarterly Report on Form 10-Q and under Part I. Item 1A. “Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date made, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Prior to the completion of our initial public offering, our business was owned by six holding entities: Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P. We refer to these six holding entities collectively as the “IH Holding Entities.” Unless the context suggests otherwise, references to “IH1,” “IH2,” “IH3,” “IH4,” “IH5” and “IH6” refer to Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P., respectively, in each case including any wholly owned subsidiaries, if applicable. The IH Holding Entities were under the common control of Blackstone Real Estate Partners VII L.P., an investment fund sponsored by The Blackstone Group L.P., and its general partner and certain affiliated funds and investment vehicles. Investment funds and vehicles associated with or designated by The Blackstone Group L.P. are referred to herein as “Blackstone” or “our Sponsor.” We refer to Blackstone, together with our management and other equity holders, collectively as our “Pre-IPO Owners.” Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Invitation Homes,” the “Company,” “we,” “our” and “us” refer (1) prior to the consummation of the reorganization transactions described in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Pre-IPO Transactions”), to the combined IH Holding Entities and their consolidated subsidiaries, including Invitation Homes Operating Partnership LP (“INVH LP”) and (2) after the consummation of the Pre-IPO Transactions, to Invitation Homes Inc. and its consolidated subsidiaries (including the INVH LP and the IH Holding Entities).
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2017	December 31, 2016
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$2,733,834	$2,703,388
Building and improvements	7,169,872	7,091,457
	9,903,706	9,794,845
Less: accumulated depreciation	(982,463)	(792,330)
Investments in single-family residential properties, net	8,921,243	9,002,515
Cash and cash equivalents	134,441	198,119
Restricted cash	153,781	222,092
Other assets, net	315,059	309,625
Total assets	$9,524,524	$9,732,351

Liabilities:
Mortgage loans, net	$4,157,024	$5,254,738
Term loan facility, net	1,487,251	—
Credit facilities, net	—	2,315,541
Accounts payable and accrued expenses	160,674	88,052
Resident security deposits	88,976	86,513
Other liabilities	28,586	30,084
Total liabilities	5,922,511	7,774,928

Equity:
Shareholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding at September 30, 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 311,354,290 outstanding at September 30, 2017	3,114	—
Additional paid-in capital	3,677,182	—
Accumulated deficit	(86,450)	—
Accumulated other comprehensive income	8,167	—
Total shareholders' equity	3,602,013	—
Combined equity	—	1,957,423
Total equity	3,602,013	1,957,423
Total liabilities and equity	$9,524,524	$9,732,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$229,375	$221,049	$683,975	$654,726
Other property income	14,161	11,989	40,527	33,310
Total revenues	243,536	233,038	724,502	688,036

Operating expenses:
Property operating and maintenance	93,267	94,246	274,275	270,494
Property management expense	10,852	7,715	31,436	22,638
General and administrative	27,462	18,811	104,154	49,579
Depreciation and amortization	67,466	66,480	202,558	198,261
Impairment and other	14,572	1,279	16,482	1,642
Total operating expenses	213,619	188,531	628,905	542,614
Operating income	29,917	44,507	95,597	145,422

Other income (expenses):
Interest expense	(56,796)	(68,365)	(182,726)	(209,165)
Other, net	613	(1,057)	(482)	(1,025)
Total other income (expenses)	(56,183)	(69,422)	(183,208)	(210,190)

Loss from continuing operations	(26,266)	(24,915)	(87,611)	(64,768)
Gain on sale of property, net of tax	3,756	2,966	28,239	13,178

Net loss	$(22,510)	$(21,949)	$(59,372)	$(51,590)

	Three Months Ended September 30, 2017		February 1, 2017 through September 30, 2017
Net loss available to common shareholders — basic and diluted (Note 12)	$(22,745)		$(42,837)

Weighted average common shares outstanding — basic and diluted	311,559,780		311,674,226

Net loss per common share — basic and diluted	$(0.07)		$(0.14)

Dividends declared per common share	$0.08		$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(22,510)	$(21,949)	$(59,372)	$(51,590)
Other comprehensive loss
Unrealized losses on interest rate swaps	(598)	—	(4,796)	—
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	4,193	—	12,963	—
Other comprehensive income	3,595	—	8,167	—
Comprehensive loss	$(18,915)	$(21,949)	$(51,205)	$(51,590)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2017
(in thousands, except share information)
(unaudited)

		Common Stock
	Combined Equity	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2016	$1,957,423	—	$—	$—	$—	$—	$1,957,423
Net loss	(16,879)	—	—	—	—	—	(16,879)
Redemption of Series A Preferred Stock	(1,153)	—	—	—	—	—	(1,153)
Distribution of Class B notes receivable	(19,686)	—	—	—	—	—	(19,686)
Cancellation/distribution of Class B notes receivable	19,686	—	—	—	—	—	19,686
Share-based compensation expense	12,001	—	—	—	—	—	12,001
Accrued interest on Class B notes	15	—	—	—	—	—	15
Balance as of January 31, 2017	1,951,407	—	—	—	—	—	1,951,407
Pre-IPO Transactions (see Note 1)	(1,951,407)	221,826,634	2,218	1,949,189	—	—	—
Issuance of common stock — IPO	—	88,550,000	886	1,691,172	—	—	1,692,058
IPO costs	—	—	—	(5,726)	—	—	(5,726)
Net loss	—	—	—	—	(42,493)	—	(42,493)
Dividends and dividend equivalents declared	—	—	—	—	(43,957)	—	(43,957)
Issuance of common stock — settlement of RSUs, net of tax	—	977,656	10	(9,916)	—	—	(9,906)
Share-based compensation expense	—	—	—	52,463	—	—	52,463
Total other comprehensive income	—	—	—	—	—	8,167	8,167
Balance as of September 30, 2017	$—	311,354,290	$3,114	$3,677,182	$(86,450)	$8,167	$3,602,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Operating Activities:
Net loss	$(59,372)	$(51,590)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	202,558	198,261
Share-based compensation expense	64,464	13,023
Amortization of deferred leasing costs	9,249	10,505
Amortization of deferred financing costs	19,550	37,323
Amortization of discount on mortgage loans	202	4,158
Provisions for impairment	1,556	1,595
Gain on sale of property, net of tax	(28,239)	(13,178)
Paid in kind interest on warehouse loan	—	1,122
Change in fair value of derivative instruments	3,992	—
Other noncash amounts included in net loss	(1,907)	(1,128)
Change in operating assets and liabilities:
Restricted cash related to security deposits	(3,170)	(4,917)
Other assets, net	(14,611)	(7,010)
Accounts payable and accrued expenses	71,417	54,545
Resident security deposits	2,463	4,612
Other liabilities	(885)	388
Net cash provided by operating activities	267,267	247,709

Investing Activities:
Changes in amounts deposited and held by others	(2,146)	2,559
Acquisition of single-family residential properties	(154,154)	(257,108)
Initial renovations to single-family residential properties	(21,500)	(47,621)
Other capital expenditures for single-family residential properties	(34,010)	(35,454)
Corporate capital expenditures	(2,809)	(3,673)
Proceeds from sale of residential properties	152,713	107,147
Purchases of investments in debt securities	(51,920)	(16,036)
Repayment proceeds from retained debt securities	30,916	—
Changes in restricted cash	71,481	(48,599)
Net cash used in investing activities	(11,429)	(298,785)

Financing Activities:
Cash paid for employee taxes for settlement of RSUs	(9,906)	—
Contributions	—	138,002
Payment of dividends and dividend equivalents	(43,906)	—
Redemption of Series A preferred stock	(1,153)	—
Proceeds from IPO, net of underwriting discounts	1,692,058	—

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
IPO costs paid	(2,757)	—
Proceeds from credit facilities	—	184,682
Payments on credit facilities	(2,321,585)	(126,675)
Proceeds from mortgage loans	996,420	—
Payments on mortgage loans	(2,086,622)	(33,452)
Proceeds from term loan facility	1,500,000	—
Payments on warehouse loans	—	(103,385)
Deferred financing costs paid	(42,065)	(8,774)
Net cash (used in) provided by financing activities	(319,516)	50,398

Change in cash and cash equivalents	(63,678)	(678)
Cash and cash equivalents, beginning of period	198,119	274,818
Cash and cash equivalents, end of period	$134,441	$274,140

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$164,054	$165,487
Cash paid for income taxes	1,987	—

Noncash investing and financing activities:
Accrued renovation improvements at period end	$5,537	$6,303
Accrued residential property capital improvements at period end	4,426	3,684
Transfer of residential property, net to other assets, net for held for sale assets	52,051	36,616
Reclassification of IPO costs from other assets to additional paid-in capital	2,969	—
Change in other comprehensive income from cash flow hedges	8,167	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. On February 6, 2017, INVH completed an initial public offering (“IPO”) of 88,550,000 shares of common stock at a price to the public of $20.00 per share. An additional 221,826,634 shares of common stock were issued to the Pre-IPO Owners (as defined below) on January 31, 2017.
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
Invitation Homes Operating Partnership LP (“INVH LP”) and its general partner, Invitation Homes OP GP LLC (the “OP General Partner”), were formed by one of our Pre-IPO Owners on December 14, 2016. INVH LP began negotiating and entering into certain debt and hedge instruments upon its inception in anticipation of our IPO.
Prior to the IPO, the Invitation Homes Partnerships and INVH LP were under the common control of BREP VII and Affiliates. BREP VII and Affiliates had the ability to control each of the Invitation Homes Partnerships and manage and operate the Invitation Homes Partnerships through the Manager and a common board of directors. As such prior to the IPO, our historical financial statements include assets, liabilities and results of operations of INVH LP and the Invitation Homes Partnerships and their consolidated subsidiaries on a combined and consolidated basis.
As a result of the Pre-IPO Transactions described below, IH2 was effectively merged into INVH (and the assets and liabilities of IH2 were contributed to INVH LP), and the remaining Invitation Homes Partnerships became wholly owned subsidiaries of INVH through INVH LP.
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
References to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer, collectively, to INVH, IH1, IH2, IH3, IH4, IH5, IH6, the Manager, and INVH LP.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Pre-IPO Transactions
On January 31, 2017, we effected certain transactions (the “Pre-IPO Transactions”) that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Invitation Homes Partnerships, including the full portfolio of homes held by the Invitation Homes Partnerships. As a result of the Pre-IPO Transactions, INVH LP is wholly owned by INVH directly and through its wholly owned subsidiary, the OP General Partner. More specifically:

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

•	prior to the IH2 Merger, our Pre-IPO Owners contributed to INVH their interests in each of the other Invitation Homes Partnerships (other than IH2) in exchange for newly-issued shares of INVH; and

•	INVH contributed to INVH LP all of the interests in the Invitation Homes Partnerships (other than IH2, the assets, liabilities and operations of which were contributed to INVH LP).
The Pre-IPO Transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
Proposed Merger with Starwood Waypoint Homes
On August 9, 2017, we entered into a definitive agreement with Starwood Waypoint Homes (“SFR”) to form a combined company in a stock-for-stock merger of equals transaction (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) SFR will be merged with and into IH Merger Sub, LLC, a wholly owned subsidiary of the Company (“REIT Merger Sub”), with REIT Merger Sub surviving as our subsidiary (the “REIT Merger”) and (ii) as promptly as practicable after the REIT Merger, Starwood Waypoint Homes Partnership, L.P. (“SFR Partnership”) will be merged with and into INVH LP, with INVH LP surviving as our subsidiary (the “Partnership Merger,” and together with the REIT Merger, the “Mergers”). In connection with the Mergers, we filed with the SEC on October 16, 2017 a definitive joint proxy statement/information statement and prospectus (File No. 333-220543) (the “Merger Proxy”), which includes more detailed information about the Mergers and the related transactions.
Under the terms of the Merger Agreement and as described in the Merger Proxy, each outstanding SFR share will be converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SFR Partnership will be converted into the right to receive 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SFR (an “SFR RSU”) that vest as a result of the Mergers or the Merger Agreement will automatically be converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). On a pro forma basis giving effect to the Mergers, the combined company will own an approximately 98.2% partnership interest in INVH LP, and the combined company will have the full, exclusive and complete responsibility for and discretion in the day-to-day management and control of INVH LP.
The REIT Merger is intended to qualify as a reorganization for U.S. federal income tax purposes, and the Partnership Merger is intended to be treated as a transaction that is generally tax free to the holders of units of SFR Partnership for U.S. federal income tax purposes. Upon the closing of the Mergers, our stockholders will own approximately 59% of the combined company’s stock, and SFR’s stockholders will own approximately 41% of the combined company’s stock. Based on the closing prices of SFR’s common shares and our common stock on October 13, 2017, the equity market capitalization of the combined company would be approximately $12.0 billion, and the total enterprise value (including debt) would be approximately $21.3 billion.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The transaction has been approved by our board of directors and SFR’s board of trustees. Completion of the Mergers is subject to, among other things, approval by the holders of the SFR’s common shares. Assuming approval is obtained, the Mergers are expected to close in the fourth quarter of 2017. We can give no assurance that the Mergers and related transactions will be completed in the above timeframe, if at all.
Two putative class actions have been filed by purported shareholders of SFR challenging the Mergers, one of which names us and certain affiliates as defendants. The lawsuits seek, among other things, injunctive relief preventing consummation of the Mergers, rescission of the transactions contemplated by the Merger Agreement should they be consummated and litigation costs, including attorneys’ fees (see Note 14 for additional information).
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited combined and consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. Subsequent to the date of the Pre-IPO Transactions, these condensed consolidated financial statements include the accounts of INVH and its wholly owned subsidiaries. Prior to the date of the Pre-IPO Transactions, these combined and consolidated financial statements include the combined accounts of INVH LP and the Invitation Homes Partnerships and their wholly owned subsidiaries.
All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
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
Earnings per Share
We use the two-class method to compute basic and diluted earnings (loss) per common share (“EPS”) because certain of our restricted stock units and restricted stock awards (see Share-Based Compensation Expense below) are participating securities as defined by GAAP. We compute basic EPS by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding for the period, adjusted to exclude non-vested restricted stock units (“RSUs”) and restricted shares of common stock (“RSAs”). Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs except when doing so would be anti-dilutive. Prior to the IPO, our business was conducted through the Invitation Homes Partnerships which did not have a common capital structure upon which to compute historical EPS. Accordingly, EPS has not been presented for historical periods prior to the IPO.
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
Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”). In connection with and subsequent to the IPO, we issued RSUs that settle in shares of common stock and RSAs for which share-based compensation expense is recognized.
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
For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets affect our GAAP net income or loss, generally through depreciation, impairment losses, or sales to third-party entities.
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
Recent Accounting Pronouncements
In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The purpose of this pronouncement is to update the guidance in the SEC paragraphs of the Accounting Standards Codification to align with ASU No. 2014-09. This new standard will be effective at the same time an entity adopts the new revenue guidance in ASU No. 2014-09, Revenue from Contracts with Customer (Topic 606) which is effective on January 1, 2018. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require us to recognize the cumulative effect of initially applying the ASU as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt the update. While we continue to assess all potential impacts of the standard, we currently expect the adoption to have an immaterial impact on our condensed consolidated financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that period changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents are explained in the statement of cash flow. Thus, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods. The adoption of this standard will modify our current disclosures and classifications within the condensed consolidated statements of cash flows, but is not expected to have a material effect on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments including debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. The adoption of this standard will modify our current disclosures and classifications within the condensed consolidated statements of cash flows, but is not expected to have a material effect on our condensed consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The guidance will be effective for us for annual

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, we may adopt the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption of this guidance and do not anticipate that the adoption of this guidance will have a material impact on our condensed consolidated financial statements as most of our revenue is from rental revenues, which are not impacted by this standard.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2017	December 31, 2016
Land	$2,733,834	$2,703,388
Single-family residential property	6,908,064	6,829,579
Capital improvements	229,902	229,890
Equipment	31,906	31,988
Total gross investments in the properties	9,903,706	9,794,845
Less: accumulated depreciation	(982,463)	(792,330)
Investments in single-family residential properties, net	$8,921,243	$9,002,515

As of September 30, 2017 and December 31, 2016, the carrying amount of the residential property above included $122,158 and $122,009, respectively, of capitalized acquisition costs (excluding purchase price), along with $62,296 and $62,169, respectively, of capitalized interest, $25,942 and $26,050, respectively, of capitalized property taxes, $4,722 and $4,764, respectively, of capitalized insurance, and $2,843 and $2,890, respectively, of capitalized HOA fees.
During the three months ended September 30, 2017 and 2016, we recognized $66,671 and $65,446, respectively, of depreciation expense related to the components of the properties, and $795 and $1,034, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. Further, during the three months ended September 30, 2017 and 2016, impairments totaling $424 and $1,076, respectively, have been recognized and are included in impairment and other on the condensed consolidated statements of operations.
During the nine months ended September 30, 2017 and 2016, we recognized $200,023 and $194,630, respectively, of depreciation expense related to the components of the properties, and $2,535 and $3,631, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2017 and 2016, impairments totaling $1,556 and $1,595, respectively, have been recognized and are included in impairment and other on the condensed consolidated statements of operations.
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
As of September 30, 2017 and December 31, 2016, the balances in our restricted cash accounts are as set forth in the table below. At December 31, 2016, no amounts were funded to the completion, renovation, leasing commission, debt service, termination fee, and nonconforming property reserve accounts as the conditions specified in the credit facility agreements that require such funding did not exist, and none are required at September 30, 2017 as the credit facilities had been repaid in full.

	September 30, 2017	December 31, 2016
Resident security deposits	$89,409	$86,239
Collections	20,354	42,767
Property taxes	39,375	52,256
Insurance premium and deductible	—	4,432
Standing and capital expenditure reserves	1,754	24,409
Special reserves	—	34
Eligibility reserves	398	9,274
Letters of credit	2,491	2,681
Total	$153,781	$222,092
Note 5—Other Assets
At September 30, 2017 and December 31, 2016, the balances in other assets, net are as follows:

	September 30, 2017	December 31, 2016
Investments in debt securities, net	$230,619	$209,337
Held for sale assets(1)	12,170	45,062
Prepaid expenses	23,412	21,883
Deferred leasing costs, net	7,320	7,710
Rent and other receivables, net	11,986	11,604
Deferred financing costs, net	8,096	—
Interest rate swap hedges (see Note 7)	5,529	—
Corporate fixed assets, net	6,522	6,247
Other	9,405	7,782
Total	$315,059	$309,625

(1)	As of September 30, 2017 and December 31, 2016 (unaudited), 71 and 391 properties, respectively, were classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Investments in Debt Securities, net
In connection with certain of the Securitizations, as defined in Note 6, we previously acquired $193,045 of Class G certificates. In 2016, we purchased $16,423 of Class F certificates, which had an unamortized discount of $0 and $131 as of September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, we purchased $55,500 of Class B certificates, which had an unamortized discount of $3,433 as of September 30, 2017, and received repayments of $30,916 from retained debt securities. These investments in debt securities are classified as held to maturity investments (for additional information about the Securitizations, see Note 6). As of September 30, 2017 and December 31, 2016, there were no other than temporary impairments. As of September 30, 2017, the Class F and G certificates are scheduled to mature over the next 3 to 12 months, and the Class B certificates are scheduled to mature in 10 years.
Rent and Other Receivables, net
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net within the condensed consolidated balance sheets, is an allowance for doubtful accounts of $1,316 and $1,183, as of September 30, 2017 and December 31, 2016, respectively.
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the nine months ended September 30, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheet due to the line of credit features of the Revolving Facility. These deferred financing costs are being amortized as interest expense on a straight line basis over the term of the Revolving Facility.
Note 6—Debt
Mortgage Loans
As of September 30, 2017, we have completed eight securitization transactions (the “Securitizations” or the “mortgage loans”) collateralized by homes owned by the respective Invitation Homes Borrower Entities. The proceeds from the mortgage loans were used to fund (i) repayments of then-outstanding indebtedness, including credit facilities and prior securitization transactions, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to the Pre-IPO Owners.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of the mortgage loan indebtedness as of September 30, 2017 and December 31, 2016:

				Outstanding Principal Balance(3)
	Maturity Date	Interest Rate(2)	Range of Spreads	September 30, 2017(4)	December 31, 2016
IH1 2013-1	N/A	N/A	115-365 bps	$—	$462,431
IH1 2014-1	N/A	N/A	100-375 bps	—	978,231
IH1 2014-2(1)(5)	September 9, 2018	3.13%	110-400 bps	703,241	710,664
IH1 2014-3(1)(6)	December 9, 2017	3.56%	120-500 bps	147,323	766,753
IH2 2015-1, net(1)(7)	March 9, 2018	3.60%	145-430 bps	529,443	531,318
IH2 2015-2(1)	June 9, 2018	3.18%	135-370 bps	628,574	630,283
IH2 2015-3(1)	August 9, 2018	3.41%	130-475 bps	1,169,048	1,184,314
IH 2017-1, net(8)	June 9, 2027	4.17%	N/A	996,365	—
Total Securitizations				4,173,994	5,263,994
Less deferred financing costs, net				(16,970)	(9,256)
Total				$4,157,024	$5,254,738

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

(2)
For each of our first seven mortgage loans, interest rates are based on a weighted average spread to LIBOR; as of September 30, 2017 LIBOR was 1.23%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.17% per annum equal to the market determined pass-through rate payable on the certificates, plus applicable servicing fees.

(3)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(4)	From October 1, 2017 to November 2, 2017, we made prepayments of $2,634 on our mortgage loans related to the disposition of properties.

(5)
On October 10, 2017, we submitted a notification to request an extension of the maturity of the IH1 2014-3 mortgage loan from December 9, 2017 to December 9, 2018 upon approval. On November 9, 2017, the outstanding balance of IH1 2014-2 was repaid in full (see Note 15).

(6)	On November 9, 2017, the outstanding balance of IH1 2014-3 was repaid in full (see Note 15).

(7)	Net of unamortized discount of $0 and $55 as of September 30, 2017 and December 31, 2016, respectively.

(8)	Net of unamortized discount of $3,433 as of September 30, 2017.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

IH1 2014-2: In August 2014, we completed our third securitization transaction (“IH1 2014-2”), in which 2014-2 IH Borrower L.P. (“S3 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S3 Borrower in the amount of $719,935. Of the seven loan components, the Class A, B, C, D and G certificates were sold at par; however, the Class E and F certificates were sold at a total discount of $3,970. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning October 9, 2014 and continuing monthly thereafter. On November 9, 2017, the outstanding balance of IH1 2014-2 was repaid in full (see Note 15).
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769,322. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7,235. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter. On May 9, 2017 and June 9, 2017, we made voluntary prepayments of $510,000 and $100,000, respectively, from the proceeds of IH 2017-1 securitization transaction and cash flows from operations. On November 9, 2017, the outstanding balance of IH1 2014-3 was repaid in full (see Note 15).
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540,854. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $622. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
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
IH 2017-1: In April 2017, we completed our eighth securitization transaction (“IH 2017-1”), in which 2017-1 IH Borrower L.P. (“S9 Borrower”), a special purpose entity previously formed in connection with IH1 2014-1 and wholly owned subsidiary of IH1, entered into a loan agreement with Wells Fargo Bank, National Association (the “FNMA Loan”), providing for a ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000,000, secured by first priority mortgages on a portfolio of 7,204 of our homes. The Class A certificates, which benefit from Fannie Mae’s guaranty of timely payment of principal and interest, were sold at par. The Class B certificates represent a beneficial interest in the most subordinate component of the FNMA Loan and were sold at a total discount of $3,580. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheet as of September 30, 2017. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning June 9, 2017 and continuing monthly thereafter.
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated with us to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities associated with the IH1 2014-2, IH1 2014-3 and IH 2017-1 securitizations

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

are wholly owned subsidiaries of IH1, the Depositor Entities associated with the IH2 2015-1, IH2 2015-2, and IH2 2015-3 securitizations are wholly owned subsidiaries of IH2, and the Depositor Entities associated with the IH1 2013-1 and IH1 2014-1 securitizations were wholly owned by unaffiliated third parties.
We accounted for the transfer of the individual Securitizations from the Depositor Entities wholly owned by IH1 and IH2 to the respective Trusts as a sale under ASC Topic 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were originated by the lender and immediately transferred at the same fair market value.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to the Class B certificates purchased by INVH LP, and the Class G certificates purchased by IH1 and IH2.
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
For IH 2017-1, the Trust made the Class A certificates available for sale to both domestic and foreign investors. In accordance with risk retention requirements of Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), INVH LP, as the loan sponsor, is required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date. Per the terms of the agreement, the Class B certificates are restricted certificates that were made available exclusively to INVH LP. The Class B certificates pay interest and bear a stated annual interest rate of 4.17% plus applicable servicing fees. The Class B certificates are classified as held to maturity investments and are recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
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
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At September 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2017 and 2016, voluntary and mandatory prepayments totaling $2,086,622 and $33,452, respectively, were made under the terms of the loan agreements.
Collateral
Collateral for the mortgage loans includes first priority mortgages on certain of our properties and a grant of a security interest in all of our personal property. The following table lists the gross carrying values of the single-family residential properties, including held for sale properties, pledged as collateral for the loans as of September 30, 2017 and December 31, 2016:

	Number of Homes(1)	September 30, 2017	December 31, 2016
IH1 2013-1	—	$—	$533,005
IH1 2014-1	—	—	1,124,069
IH1 2014-2	3,611	783,761	785,459
IH1 2014-3	3,906	844,455	850,056
IH2 2015-1	2,998	594,360	594,155
IH2 2015-2	3,505	744,905	744,070
IH2 2015-3	6,973	1,368,925	1,382,683
IH 2017-1	7,202	1,243,555	—
Total	28,195	$5,579,961	$6,013,497

(1)
The loans are secured by first priority mortgages on portfolios of single-family residential properties owned by S1 Borrower, S2 Borrower, S3 Borrower, S4 Borrower, S5 Borrower, S6 Borrower, S7 Borrower, and S9 Borrower. The numbers of homes noted above are as of September 30, 2017. As of December 31, 2016, a total of 30,900 homes (unaudited) were secured by the above-mentioned mortgage loans.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
Future maturities of these mortgage loans as of September 30, 2017 are set forth in the table below:

Year	Principal(1)
2017	$147,323
2018	3,030,306
2019 and thereafter	999,798
Total payments	4,177,427
Less discounts	(3,433)
Total mortgage loans, net	$4,173,994

(1)
Each of the mortgage loans, except IH 2017-1, are subject to three one-year extension options at the borrower's discretion (upon approval from the lender), of which the IH1 2014-3, IH2 2015-1, IH2 2015-2, and IH2 2015-3 mortgage loans have exercised the first extension options, and IH1 2014-2 has exercised the second option.

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
The following table sets forth a summary of the outstanding principal amounts under such loans as of September 30, 2017:

	Maturity Date	Interest Rate(1)	September 30, 2017
Term loan facility	February 6, 2022	3.03%	$1,500,000
Revolving facility	February 6, 2021	N/A	—
Total			1,500,000
Less deferred financing costs, net			(12,749)
Total			$1,487,251

(1)	Interest rate for the Term Loan Facility is based on LIBOR plus an applicable margin of 1.80%; as of September 30, 2017, LIBOR was 1.23%.
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
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At September 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
Future maturities of the New Credit Facility as of September 30, 2017 are set forth in the table below:

Year	Principal
2022	$1,500,000
Credit Facilities
All of the then-existing credit facilities were paid in full on February 6, 2017 in connection with the closing of our IPO. The following table sets forth a summary of the outstanding principal amounts of these credit facilities as of September 30, 2017 and December 31, 2016:

			Outstanding Principal Balance(1)
	Origination Date	Range of Spreads	September 30, 2017	December 31, 2016
IH1 2015	April 3, 2015	325 bps	$—	$85,492
IH2 2015	September 29, 2015	275 bps	—	43,859
IH3 2013	December 19, 2013	300-425 bps	—	932,583
IH4 2014	May 5, 2014	300-425 bps	—	529,866
IH5 2014	December 5, 2014	275-400 bps	—	564,348
IH6 2016	April 13, 2016	250-375 bps	—	165,437
Total			—	2,321,585
Less deferred financing costs, net			—	(6,044)
Total			$—	$2,315,541

(1)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.
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

The table below summarizes our interest rate swap instruments as of September 30, 2017:

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Changes in fair value related to the ineffective portion of our Designated Hedges resulted in an unrealized gain of $201 for the nine months ended September 30, 2017, which is included in interest expense in our condensed consolidated statements of operations.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next twelve months, we estimate that an additional $8,094 will be reclassified to earnings as an increase to interest expense. There were no interest rate swap agreements outstanding during the nine months ended September 30, 2016.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.59% to 3.39% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
Changes in fair value related to Non-Designated Hedges resulted in unrealized losses of $3,992 for the nine months ended September 30, 2017, which are included in interest expense in our condensed consolidated statements of operations. Of the unrealized losses, $3,674 related to changes in value on interest rate swaps prior to their designation on January 31, 2017, and $318 related to the non-designated interest rate caps.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Location	September 30, 2017	December 31, 2016	Balance Sheet Location	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$5,529	$—	Other liabilities	$8,068	$—
Derivatives not designated as hedging instruments:
Interest rate swaps	Other assets	—	—	Other liabilities	—	8,683
Interest rate caps	Other assets	—	29	Other liabilities	—	—
Total		$5,529	$29		$8,068	$8,683
Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)		Location of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(598)	$—	Interest expense	$(4,193)	$—	Interest expense	$163	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		For the Three Months Ended September 30,
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$—
Interest rate caps	Interest expense	(190)	—
Total		$(190)	$—
The tables below present the effect of our derivative financial instruments on the condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss (Effective Portion)		Location of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Net Loss on Derivative (Ineffective Portion and Amounts Excluded from Effectiveness Testing)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,796)	$—	Interest expense	$(12,963)	$—	Interest expense	$201	$—

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		For the Nine Months Ended September 30,
		2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$(3,674)	$—
Interest rate caps	Interest expense	(318)	—
Total		$(3,992)	$—

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
As of September 30, 2017, the fair value of interest rate swap derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8,595. As of September 30, 2017, we have not posted any collateral related to these agreements. If we have breached any of these provisions at September 30, 2017, we could have been required to settle its obligations under the agreements at their termination value of $8,595.
Note 8—Equity
Shareholders’ Equity
In connection with our IPO, we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 RSUs (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before IPO costs of $5,726. During the nine months ended September 30, 2017, we issued 977,656 shares of common stock in net settlement of 1,446,351 fully vested RSUs.
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
The following table summarizes our dividends declared from January 1, 2017 through the nine months ended September 30, 2017:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Paid
Q2-2017	5/15/2017	$0.06	5/31/2017	$18,800
Q3-2017	8/15/2017	0.08	8/31/2017	25,200

(1)	Amounts are displayed in actual dollars and are paid on a per share basis.

On October 13, 2017, we declared an $0.08 dividend per share to stockholders of record on October 24, 2017, which was paid on November 7, 2017.
Combined Equity
Prior to the IPO, our business was conducted through the Invitation Homes Partnerships which did not have a common capital structure. As described in Note 1, IH1, IH3, IH4, IH5, and IH6 are partnerships. These entities each had limited partners and a general partner (the “Class A Partners”), along with a board of directors designated in the respective limited partnership agreements. IH2 was a Delaware corporation and had issued 1,000 shares of common stock and 113 shares of Series A Preferred Stock. IH2 had a board of directors elected by the common shareholders. The same board of directors was responsible for directing the significant activities of the Invitation Homes Partnerships and INVH LP on a combined basis.
The IH2 Series A Preferred Stock ranked, in respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation or dissolution, senior to the IH2 common stock. Holders of such IH2 Series A Preferred Stock shares were entitled to receive cumulative cash dividends at the rate of 12.0% per annum of the total of a liquidation preference. On January 31, 2017, in connection with the Pre-IPO Transactions, the Series A Preferred Stock was redeemed for $1,153, inclusive of the redemption premium and accrued and unpaid dividends to that date. No dividends were declared or paid with respect to the Series A Preferred Stock during the nine months ended September 30, 2016. As of

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

December 31, 2016, there were no dividend amounts declared and outstanding related to the 12.0% per annum dividend requirements of the Series A Preferred Stock.
Profits and losses, and cash distributions were allocated in accordance with the terms of the respective entity’s organizational documents. We made no distributions to our equity investors, and we received $138,002 of contributions during the nine months ended September 30, 2016.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

2017 Class B Unit Conversion: The Pre-IPO Transactions described in Note 1 resulted in accelerated vesting of 7,520 Class B Units held by certain unitholders which resulted in additional share-based compensation expense of $11,601 as of the date of the IPO. On January 31, 2017, in connection with the IPO, all of the Class B Units held by current employees of the Manager (except for 3,878 fully vested Class B Units awarded to a certain unitholder) were either converted into shares of INVH common stock or canceled based on the value of the Class B Units implied by the per share price of common stock sold to the public in the IPO. As such, a total of 730 Class B Units were converted into 62,529 RSAs, and 17,669 Class B Units were canceled for no consideration. For the Class B Units converted into RSAs, vesting and other terms of the RSAs delivered in the conversion have the same vesting and other terms applicable to the corresponding Class B Units converted.
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

As of January 31, 2017, no Class B Units were outstanding.
RSAs and RSUs Issued by INVH
RSAs: In connection with the conversion of the Class B Units in January 2017, we issued 62,529 RSAs, of which 55,211 were fully vested as of September 30, 2017, and the remaining 7,318 non-vested RSAs will vest in accordance with the original terms of the Class B Unit award agreements. The conversion of the Class B Units into RSAs resulted in a modification of the awards of which some were previously accounted for as non-employee awards. The modification resulted in the reversal of $246 of previously recognized incentive compensation expense with respect to these non-employee awards during the nine months ended September 30, 2017.
RSUs: Prior to the completion of the IPO, our board of directors adopted, and our shareholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and aligning their interests with those of our shareholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares, and as of September 30, 2017, we have awarded 4,480,982 shares under the Omnibus Incentive Plan pursuant to our annual Long Term Incentive Plan (“LTIP”) awards, Supplemental Bonus Plan, the IH6 Bonus Awards, and certain non-employee director awards.

•
Annual LTIP Awards: During the nine months ended September 30, 2017, we granted 874,410 RSUs pursuant to LTIP awards (the “LTIP Awards”) each of which is divided into three tranches (“Tranche 1,” “Tranche 2,” and “Tranche 3”). Within each tranche, 25% of the LTIP Award contains time-vesting conditions, approximately 25% of the award contains a market based vesting condition based on absolute total shareholder return, and approximately

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

50% of the award contains performance based vesting conditions based on compounded annual growth in our same store net operating income and adjusted funds from operations.
The time-vesting awards vest in installments based on anniversary dates of March 1, 2017 subject to continued employment through the applicable vesting date as follows: Tranche 1 on the first anniversary; Tranche 2 in two equal installments on each of the first and second anniversaries; and Tranche 3 in four equal installments on each of the first four anniversaries. The time-vesting LTIP awards are participating securities for EPS purposes.
The market and performance based awards may be earned based on the achievement of certain measures over an approximate one-, two-, or three-year performance period, which performance periods correspond, respectively, to the Tranche 1, Tranche 2, and Tranche 3 LTIP Awards. The number of RSUs earned will be determined based on performance achieved during the specified performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the market and performance based RSUs are earned on the date after the end of the performance period on which the performance results are certified (the “Certification Date”) by our compensation and management development committee (the “Compensation Committee”). The Tranche 1 and Tranche 2 market and performance based RSUs will vest on the Certification Date subject to continued employment through such date. The Tranche 3 market and performance based RSUs will vest in two equal installments, on the related Certification Date and December 31, 2020, subject to continued employment through such vesting dates. The market and performance based LTIP RSUs are not participating securities for EPS purposes.
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
Retention Awards: During the nine months ended September 30, 2017, we issued 307,327 RSUs in the form of retention awards (the “Retention Awards”) each of which is a time-vesting award with service periods ranging from three to five years. The Retention Awards are participating securities for EPS purposes.

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following tables summarize the status of non-vested RSUs and RSAs as of September 30, 2017 and changes during the period from January 31, 2017 through September 30, 2017:

	RSUs		RSAs		Total Share-Based Awards
	Number	Weighted Average Grant-Date Fair Value (Actual $)	Number	Weighted Average Grant-Date Fair Value (Actual $)	Number	Weighted Average Grant-Date Fair Value (Actual $)
Balance, January 1, 2017	—	$—	—	$—	—	$—
Granted	4,480,982	20.53	62,529	15.50	4,543,511	20.46
Vested(1)	(1,446,351)	(20.00)	(55,211)	(15.69)	(1,501,562)	(19.84)
Forfeited	(100,345)	(20.08)	—	—	(100,345)	(20.08)
Balance, September 30, 2017	2,934,286	$20.81	7,318	$14.05	2,941,604	$20.79

(1)	All vested RSAs and RSUs are included in basic EPS for the period during which they are outstanding.

During the period from January 31, 2017 through September 30, 2017, 55,211 RSAs and 1,446,351 RSUs with an estimated fair value of $29,851 fully vested. As of September 30, 2017, 649,136 RSUs included performance and market based criteria. The grant-date fair value of the RSAs, time-vesting RSUs, and RSUs with performance condition vesting criteria is generally based on the closing price of our common stock on the grant date. However, for the awards granted in connection with the IPO, the grant-date fair value is the opening offering price per common share, and the grant-date fair values for RSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models at the grant date:

June 23, 2017
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Compensation Expense
During the three months ended September 30, 2017 and 2016, we recognized $12,004 and $4,711 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Three Months Ended September 30,
	2017		2016
	General and Administrative	Property Management Expense	General and Administrative	Property Management Expense
Class B Units	$—	$—	$4,665	$46
RSUs	9,307	2,691	—	—
RSAs	2	4	—	—
Total	$9,309	$2,695	$4,665	$46
During the nine months ended September 30, 2017 and 2016, we recognized $64,464 and $13,023 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Nine Months Ended September 30,
	2017		2016
	General and Administrative	Property Management Expense	General and Administrative	Property Management Expense	Unrecognized Expense at September 30, 2017
Class B Units	$11,998	$3	$12,724	$299	$—
RSUs	44,646	8,047	—	—	40,591
RSAs	(184)	(46)	—	—	14
Total	$56,460	$8,004	$12,724	$299	$40,605
As of September 30, 2017, there was $40,605 of unrecognized share-based compensation expense related to non-vested RSUs and RSAs which is expected to be recognized over a weighted average period of 1.72 years.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table displays the carrying values and fair values of financial instruments as of September 30, 2017 and December 31, 2016:

		September 30, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets
Investments in debt securities	Level 2	$230,619	$234,514	$209,337	$209,390

Liabilities carried at historical cost on the consolidated balance sheets
Mortgage loans(1)	Level 2	$4,173,994	$4,196,400	$5,263,994	$5,265,180
Term loan facility(2)	Level 3	1,500,000	1,501,030	—	—
Credit facilities(3)	Level 3	—	—	2,321,585	2,329,551

(1)	The carrying values of the mortgage loans are shown net of discount and exclude $16,970 and $9,256 of deferred financing costs as of September 30, 2017 and December 31, 2016, respectively.

(2)	The carrying value of the term loan facility excludes $12,749 of deferred financing costs as of September 30, 2017.

(3)	The carrying values of the credit facilities exclude $6,044 of deferred financing costs as of December 31, 2016.

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
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investments in single-family residential properties, net held for use (Level 3)
Pre-impairment amount	$1,827	$1,350	$2,323	$2,407
Total impairments	(360)	(421)	(627)	(650)
Fair value	$1,467	$929	$1,696	$1,757

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investments in single-family residential properties, net held for sale (Level 3)
Pre-impairment amount	$988	$36,698	$9,115	$40,657
Total impairments	(64)	(655)	(929)	(945)
Fair value	$924	$36,043	$8,186	$39,712

For additional information related to our single-family residential properties during the three and nine months ended September 30, 2017 and 2016, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 12—Earnings per Share
We compute EPS only for the period our common stock was outstanding during 2017, referred to as the Post-IPO period. We have defined the Post-IPO period as February 1, 2017, the date our shares began trading on the New York Stock Exchange, through September 30, 2017, or 92 and 242 days of activity, respectively, for the three months ended September 30, 2017, and for the Post-IPO period. Basic EPS is computed by dividing the net loss available to common shareholders for the Post-IPO period by the weighted average number of shares outstanding during the Post-IPO period, adjusted for non-vested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs except when doing so would be anti-dilutive.
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
Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	Three Months Ended September 30, 2017	February 1, 2017 through September 30, 2017
Numerator:
Net loss available to common shareholders — basic and diluted	$(22,745)	$(42,837)

Denominator:
Weighted average common shares outstanding — basic and diluted	311,559,780	311,674,226

Net loss per common share — basic and diluted	$(0.07)	$(0.14)

For the three months ended September 30, 2017 and for the period from February 1, 2017 through September 30, 2017, incremental shares of 951,217 and 623,375, respectively, attributed to non-vested RSUs and RSAs were excluded from the computation of diluted EPS because we had a net loss for the periods.
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
As of September 30, 2017, there were no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
During the nine months ended September 30, 2017, we sold assets subject to Section 337(d) of the Code (see additional discussion in Note 2). These transactions resulted in $2,506 of current income tax expense which has been recorded in gain on sale of property, net of tax on the condensed consolidated statement of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 14—Commitments and Contingencies
Insurance Policies
Pursuant to the terms of our credit facility agreements and mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the nine months ended September 30, 2017 and 2016, no material uninsured losses have been incurred with respect to the properties except as described below.
Effects of Hurricane Irma
On September 10, 2017, Hurricane Irma made landfall in Southern Florida and traveled through Florida before entering Georgia as a tropical storm. We estimate that damages caused by Hurricane Irma totaled approximately $16,000 which we have accrued at September 30, 2017 and is included in impairment and other in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017. A portion of the foregoing damages may be recoverable through our insurance policies that provide coverage for wind damage, flood damage and business interruption, which are subject to deductibles and limits.
Legal Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We do not believe the following litigation will have a materially adverse impact on our condensed consolidated financial statements, and no accruals for the following items have been recorded in our condensed consolidated financial statements, as we have not determined that any loss is probable, nor is the amount of any potential loss estimable.
Litigation Relating to the Mergers
Two putative class actions have been filed by purported shareholders of SFR challenging the Mergers. The first suit, styled as Berg v. Starwood Waypoint Homes, et. al., No. 1:17-cv-02896, was filed in the United States District Court for the District of Maryland on September 29, 2017, and is against SFR, SFR Partnership, SFR’s trustees, us, INVH LP, and REIT Merger Sub (the “Berg Lawsuit”). The second suit, styled as Bushansky v. Starwood Waypoint Homes, et. al., No. 1:17-cv-02936, was filed in the United States District Court for the District of Maryland on October 4, 2017, and is against SFR, SFR Partnership and SFR’s trustees (the “Bushansky Lawsuit” and, collectively with the Berg Lawsuit, the “Lawsuits”). The Bushansky Lawsuit does not name the Company or any of its affiliates as defendants. The Lawsuits allege that SFR and its trustees violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by allegedly disseminating a false and misleading Form S-4 containing a joint proxy statement/prospectus. The Lawsuits further allege that SFR’s trustees allegedly violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Berg Lawsuit additionally alleges that we violated Section 20(a) of the Exchange Act. The Lawsuits seek, among other things, injunctive relief preventing consummation of the Mergers, rescission of the transactions contemplated by the Merger Agreement should they be consummated and litigation costs, including attorneys’ fees. The Berg Lawsuit also seeks injunctive relief directing SFR’s trustees to disseminate a registration statement that does not contain any untrue statements of material fact and declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act. The Bushansky Lawsuit also seeks rescissory damages in the event of a merger and requests that the action be maintained as a class action. We and SFR intend to defend vigorously against the Lawsuits.
Other Matters
SEC Investigation “In the Matter of Certain Single Family Rental Securitizations”
Radian Group Inc. (“Radian”), the indirect parent company of Green River Capital LLC (“GRC”), which is a service provider that provides certain broker price opinions (“BPO”) to the Company, disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 that GRC had received a letter in March 2017 from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations” and requesting information from market participants. Radian disclosed that the letter asked GRC to provide information regarding BPOs that GRC provided on properties included in single family rental securitization transactions.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

In September 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations, including, without limitation, those related to BPOs provided on our properties included in our Securitizations. The SEC letter indicates that its investigation is a fact-finding inquiry and does not mean that the SEC has a negative opinion of any person or security. We are cooperating with the SEC. We understand that other transaction parties in securitizations have received requests in this matter. As the SEC’s investigation is ongoing, we cannot currently predict the timing, the outcome or the scope of such investigation.
Severance and Retention
In June 2017, our board of directors, upon recommendation of our Compensation Committee, approved and adopted our Invitation Homes Inc. Executive Severance Plan (the “Executive Severance Plan”); and, in September 2017, adopted severance guidelines for those not covered by the Executive Severance Plan (the “Severance Guidelines” and, together with the Executive Severance Plan, the “Severance Plans”). The Severance Plans provide all qualified employees specified benefits following such person’s qualifying termination of employment.
In addition, and in connection with the Mergers, in August 2017, we entered into agreements with several of our executives, which provide the executives, as applicable, with benefits in the event the Mergers are consummated and/or where the executive experiences a qualifying termination within a specified period of time following such consummation. If the Mergers are consummated and a participant under either a Severance Plan or an executive agreements experiences a qualifying termination, such person will be entitled to specified benefits.
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2017, for potential recognition or disclosure.
Extensions of Existing Mortgage Loans
On October 10, 2017, we submitted a notification to request an extension of the maturity of the IH1 2014-3 mortgage loan from December 9, 2017 to December 9, 2018 upon approval.
Dividend Declaration
On October 13, 2017, the board of directors declared an $0.08 dividend per share to stockholders of record on October 24, 2017, which was paid on November 7, 2017.
IH 2017-2 Securitization
On November 9, 2017, we completed a securitization transaction in connection with which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal amount of $865,027 (“IH 2017-2”). IH 2017-2 has a stated maturity in December 2019, with five one-year extension options, and is secured by first priority mortgages on a portfolio of 4,419 of our homes. Each of the six components of IH 2017-2 bears interest at a floating rate equal to LIBOR plus an applicable spread that ranges from 85 to 300 bps, with a weighted average spread to LIBOR of 144 bps. IH 2017-2 was subsequently transferred to a trust in exchange for pass-through certificates issued by the trust. In connection with IH 2017-2, we purchased and will retain 5% of each class of certificates for risk-retention purposes, totaling $43,254.
We utilized proceeds from IH 2017-2 to repay IH1 2014-2 and IH1 2014-3, to fund certain reserves, and for general corporate purposes.
Residential Property Dispositions
Between October 1, 2017 and November 2, 2017, we disposed of 55 homes with a net carrying amount of $8,996 as of September 30, 2017, for an aggregate net sales price of $11,546. A portion of the proceeds were used to make various prepayments on our mortgage loans totaling $2,634. At September 30, 2017, 44 of these properties were classified as held for

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

sale and presented in other assets, net and 11 were classified as investments in single-family residential properties on our condensed consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set further as described in Exhibit 99.1 to this Quarterly Report on Form 10-Q and under Part I. Item 1A. “Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in desirable neighborhoods across America. With nearly 50,000 homes for lease in 13 markets across the country as of September 30, 2017, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth and superior NOI growth relative to the broader U.S. housing and rental market. Within our 13 markets, we target attractive neighborhoods in in-fill locations with multiple demand generators, such as proximity to major employment centers, desirable schools and transportation corridors. Our homes average approximately 1,860 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. As of September 30, 2017, we had made approximately $1.2 billion of upfront renovation investment in the homes in our portfolio, representing approximately $25,000 per home, in order to address capital needs, reduce ongoing maintenance costs and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well positioned to drive strong rent growth, attractive margins and predictable cash flows.
Reorganization and Initial Public Offering
On January 31, 2017, we and our Pre-IPO Owners effected certain transactions (the “Pre-IPO Transactions”) that resulted in the INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our condensed consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, the INVH LP is wholly owned by Invitation Homes Inc. (“INVH”) directly and through its wholly owned subsidiary, Invitation Homes OP GP LLC, which serves as the INVH LP’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis. Accordingly, after January 31, 2017, our condensed consolidated financial statements include the accounts of INVH and its wholly owned subsidiaries. Prior to that date, our condensed combined financial statements include the combined accounts of the INVH LP and the IH Holding Entities and their wholly owned subsidiaries.
On February 6, 2017, INVH completed an initial public offering of 88,550,000 shares of common stock at a price to the public of $20.00 per share (the “IPO”). An additional 221,826,634 shares of common stock were issued to the Pre-IPO Owners.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolio as of and for the period ended September 30, 2017 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States
Southern California	4,631	95.5%	$2,288	$1.34	12.8%
Northern California	2,857	95.4%	1,801	1.14	6.7%
Seattle	3,246	94.0%	1,975	1.04	8.3%
Phoenix	5,443	94.4%	1,188	0.75	8.2%
Las Vegas	961	95.7%	1,475	0.76	1.8%
Western United States Subtotal	17,138	94.9%	1,754	1.04	37.8%

Florida
South Florida	5,577	92.9%	2,198	1.14	14.5%
Tampa	4,915	94.3%	1,602	0.82	9.6%
Orlando	3,736	95.2%	1,539	0.81	7.1%
Jacksonville	1,953	94.8%	1,577	0.79	3.8%
Florida Subtotal	16,181	94.1%	1,787	0.92	35.0%

Southeast United States
Atlanta	7,337	94.7%	1,402	0.68	12.5%
Charlotte	3,132	94.2%	1,395	0.70	5.2%
Southeast United States Subtotal	10,469	94.6%	1,400	0.68	17.7%

Midwest United States
Chicago	2,898	93.0%	2,029	1.21	6.9%
Minneapolis	1,181	94.5%	1,786	0.90	2.6%
Midwest United States Subtotal	4,079	93.4%	1,958	1.11	9.5%
Total/Average	47,867	94.4%	$1,705	$0.92	100.0%

Same Store Portfolio Total/Average	42,795	95.4%	$1,706	$0.92	90.5%

(1)	As of September 30, 2017.

(2)	Represents average occupancy for the three months ended September 30, 2017.

(3)	Represents average monthly rent for the three months ended September 30, 2017.

(4)	Represents the percentage of total revenue generated in each market for the three months ended September 30, 2017.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.8% of our revenues during the three months ended September 30, 2017. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals in the form of employment growth and household formation rates and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods and we expect these trends to continue in the near to intermediate term.
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
New Credit Facility
On February 6, 2017, INVH LP entered into a new credit agreement with the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto. The new credit agreement provides for senior secured credit facilities (together, collectively, the “New Credit Facility”) consisting of (i) a $1,000.0 million revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option subject to certain conditions and (ii) a $1,500.0 million “Term Loan Facility,” which will mature on February 6, 2022. See “—Liquidity and Capital Resources.”
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
Proposed Merger with SFR
On August 9, 2017, we entered into a definitive agreement with SFR to form a combined company in a stock-for-stock merger of equals transaction (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) SFR will be merged with and into IH Merger Sub, LLC, a wholly owned subsidiary of the Company (“REIT Merger Sub”)re, with REIT Merger Sub surviving as our subsidiary (the “REIT Merger”) and (ii) as promptly as practicable after the REIT Merger, Starwood Waypoint Homes Partnership, L.P. (“SFR Partnership”) will be merged with and into INVH LP, with INVH LP surviving as our wholly owned subsidiary (the “Partnership Merger,” and together with the REIT Merger, the “Mergers”). In connection with the Mergers, we filed with the SEC on October 16, 2017 a definitive joint proxy statement/information statement and prospectus (File No. 333-220543) (the “Merger Proxy”), which includes more detailed information about the Mergers and the related transactions.
Under the terms of the Merger Agreement and as described in the Merger Proxy, each outstanding SFR share will be converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SFR Partnership will be converted into the right to receive 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SFR (an “SFR RSU”) that vest as a result of the Mergers or the Merger Agreement will automatically be converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). At the effective time of the REIT Merger, each SFR RSU that does not vest as a result of the Mergers or the Merger Agreement will be automatically assumed by us and converted into an equivalent stock-based incentive award unit with respect to our common stock and be subject to the same terms and conditions as applicable to such awards. On a pro forma basis giving effect to the Mergers, the combined company will own an approximately 98.2% partnership interest in INVH LP and the combined company will have the full, exclusive and complete responsibility for and discretion in the day-to-day management and control of INVH LP.
The REIT Merger is intended to qualify as a reorganization for U.S. federal income tax purposes, and the Partnership Merger is intended to be treated as a transaction that is generally tax free to the holders of units of SFR Partnership for U.S. federal income tax purposes. Upon the closing of the Mergers, our stockholders will own approximately 59% of the combined company’s stock, and SFR’s stockholders will own approximately 41% of the combined company’s stock. Based on the closing prices of SFR’s common shares and our common stock on October 13, 2017, the equity market capitalization of the combined company would be approximately $12.0 billion, and the total enterprise value (including debt) would be approximately $21.3 billion.
The transaction has been approved by our board of directors and SFR’s board of trustees. Completion of the Mergers is subject to, among other things, approval by the holders of the SFR’s common shares. Assuming approval is obtained, the Mergers are expected to close in the fourth quarter of 2017. We can give no assurance that the Mergers and related transactions will be completed in the above timeframe, if at all. During the third quarter of 2017, we incurred $4.9 million of fees and expenses related to the Mergers, which are included in general and administrative for the three and nine months ended September 30, 2017 in the condensed consolidated statements of operations and $2.7 million of direct offering costs which will be charged to equity upon completion of the Mergers and are included in other assets, net on the condensed consolidated balance sheet as of September 30, 2017. Other transaction costs are expected to be incurred in the fourth quarter of 2017 and in 2018 in connection with the closing of the Mergers.
Two putative class actions have been filed by purported shareholders of SFR challenging the Mergers, one of which names us and certain affiliates as defendants. The lawsuits seek, among other things, injunctive relief preventing consummation of the Mergers, rescission of the transactions contemplated by the Merger Agreement should they be consummated and litigation costs, including attorneys’ fees. Please see Part II, Item  I. Legal Proceedings “Litigation Relating to the Mergers” in this Quarterly Report on Form 10-Q for more details.
Dividend Declaration
On October 13, 2017, the board of directors declared an $0.08 dividend per share to stockholders of record on October 24, 2017, which was paid on November 7, 2017.
IH 2017-2 Securitization
On November 9, 2017, we completed a securitization transaction in connection with which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal amount of $865.0 million (“IH 2017-2”). IH 2017-2 has a stated maturity in December 2019, with five one-year extension options, and is secured by first priority mortgages on a portfolio of 4,419 of our homes. Each of the six components of IH 2017-2 bears interest at a floating rate equal to LIBOR plus an applicable spread that ranges from 85 to 300 bps, with a weighted average spread to LIBOR of 144 bps. IH 2017-2 was subsequently transferred to a trust in exchange for pass-through certificates issued by the trust. In connection with IH 2017-2, we purchased and will retain 5% of each class of certificates for risk-retention purposes, totaling $43.3 million.
We utilized proceeds from IH 2017-2 to repay IH1 2014-2 and IH1 2014-3, to fund certain reserves, and for general corporate purposes.

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
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day to day activities. We have incurred additional legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. General and administrative expense also includes IPO related and merger and transaction-related costs that are of a non-recurring nature. As a result, general and administrative expense in the historical periods discussed in “—Results of Operations” may not be comparable to general and administrative expense in periods from and after the IPO and the REIT Merger.
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
Interest Expense
Interest expense includes interest expense as well as amortization of discounts and deferred financing costs from our financing arrangements, and unrealized gains (losses) on non-designated hedging instruments. Interest expense for periods prior to the IPO and our 2017 refinancing activity discussed in “—Recent Events” does not reflect the impact of the following: (i) certain financing transactions that we completed concurrently with the completion of the IPO; (ii) certain hedging instruments; (iii) the FNMA Loan that was entered into on April 28, 2017 as defined in “—Liquidity and Capital Resources”; or (iv) the repayment of certain indebtedness with a portion of the net proceeds from the IPO, the New Credit Facility, and the FNMA Loan.
Other, net
Other, net includes interest income, other miscellaneous income and expenses, and acquisition costs (in periods prior to January 1, 2017).
Gain (Loss) on Sale of Property, net of tax
Gain (loss) on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.

Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Revenues:
Rental revenues	$229,375	$221,049	$8,326	3.8%
Other property income	14,161	11,989	2,172	18.1%
Total revenues	243,536	233,038	10,498	4.5%

Operating expenses:
Property operating and maintenance	93,267	94,246	(979)	(1.0)%
Property management expense	10,852	7,715	3,137	40.7%
General and administrative	27,462	18,811	8,651	46.0%
Depreciation and amortization	67,466	66,480	986	1.5%
Impairment and other	14,572	1,279	13,293	N/M
Total operating expenses	213,619	188,531	25,088	13.3%
Operating income	29,917	44,507	(14,590)	(32.8)%

Other income (expenses):
Interest expense	(56,796)	(68,365)	(11,569)	(16.9)%
Other, net	613	(1,057)	(1,670)	(158.0)%
Total other income (expenses)	(56,183)	(69,422)	(13,239)	(19.1)%

Loss from continuing operations	$(26,266)	$(24,915)	$1,351	5.4%
Rental Revenues
As of September 30, 2017 and 2016, we owned 47,867 and 48,431 single-family homes for lease, respectively, generating rental revenue of $229.4 million and $221.0 million, respectively, for the three months then ended. Rental revenues increased 3.8% due to an increase in average monthly rent per occupied home, despite a decrease in number of homes owned and a relatively flat occupancy. During the three months ended September 30, 2017 and 2016, we acquired 270 and 209 homes, respectively, and sold 128 and 131 homes, respectively.
Average occupancy for the total portfolio was 94.4% and 94.3% for the three months ended September 30, 2017 and 2016, respectively. Average rent per occupied home in actual dollars for the three months ended September 30, 2017 was $1,705, compared to $1,623 for the three months ended September 30, 2016, a 5.1% increase.
For our Same Store portfolio, our average occupancy was 95.4% and 95.5% for the three months ended September 30, 2017 and 2016, respectively, and our average rent per occupied home in actual dollars for the three months ended September 30, 2017 was $1,706, compared to $1,637 for the three months ended September 30, 2016, a 4.2% increase.
To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to our total portfolio. For the three months ended September 30, 2017 and 2016, the blended average between renewal lease and new lease net effective rental rate growth for the total portfolio averaged 4.4% and 6.2%, respectively. This total portfolio blended rate is comprised of an average renewal lease net effective rental rate growth of 5.0% and 5.8% and an average new lease net effective rental rate growth of 3.6% and 6.5% for the three months ended September 30, 2017 and 2016, respectively.
For the three months ended September 30, 2017 and 2016, the turnover rate for our Same Store portfolio was 38.1% and 39.6%, respectively. For our total portfolio, an average home remained unoccupied for 42 and 38 days between residents for the three months ended September 30, 2017 and 2016, respectively.
Other Property Income
For the three months ended September 30, 2017 and 2016, other property income was $14.2 million and $12.0 million, respectively, an 18.1% increase. The primary drivers of the increase were pet rent and late fee income attributable to the implementation of our national lease for all leases written beginning in February 2016 and the automation and consistent application of these fees beginning in March 2017.
Operating Expenses
Operating expenses were $213.6 million and $188.5 million for the three months ended September 30, 2017 and 2016, respectively, a 13.3% increase. Of the $25.1 million increase in expenses, $7.3 million relates to share-based compensation expense and $4.9 million relates to merger and transaction-related expenses as more fully described below. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense decreased to $93.3 million for the three months ended September 30, 2017 from $94.2 million for the three months ended September 30, 2016 primarily due to a decrease in personnel and other services of $2.1 million due to operating efficiencies that resulted in lower personnel costs, which represents a 16.3% decrease in those costs. This decrease was partially offset by a $1.0 million increase in property taxes attributable to increased California property taxes resulting from our IPO, which represents a 2.4% increase in those costs.
Property management expense and general and administrative expense increased to $38.3 million for the three months ended September 30, 2017 from $26.5 million for the three months ended September 30, 2016. The year over year increase is due to increases in share-based compensation expense of $7.3 million and incurrence of merger and transaction-related expenses of $4.9 million that did not occur in the three months ended September 30, 2016.
Depreciation and amortization expense increased slightly due to a higher average cost basis per home at September 30, 2017 compared to September 30, 2016.
Impairment and other expenses increased to $14.6 million for the three months ended September 30, 2017 from $1.3 million for the three months ended September 30, 2016 due to $16.0 million of accrued costs for losses/damages related to Hurricane Irma.
Interest Expense
Interest expense was $56.8 million and $68.4 million for the three months ended September 30, 2017 and 2016, respectively, a 16.9% decrease. The decrease in interest expense was due to a reduction in average debt balances outstanding. The decrease in interest expense was partially offset by an increase in our weighted average cost of debt by 90 bps for the three months ended September 30, 2017 compared to 2016 due to an increase in LIBOR, a fixed rate on our IH 2017-1 mortgage loan which was at a higher rate than prior year variable rate debt, and the impact of interest rate swaps. As of September 30, 2017, we had $5,644.3 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,681.0 million as of September 30, 2016, a 26.3% decrease. The decrease in debt outstanding was attributable to the $2,321.6 million payoff of our credit facilities, as well as $2,086.6 million of prepayments on our mortgage loans from cash from IPO proceeds, operations, and proceeds from home sales, net of borrowings of $1,500.0 million from the Term Loan Facility, and $996.4 million from the IH 2017-1 mortgage loan.

Gain on Sale of Property, Net of Tax
Gain on sale of property, net of tax was $3.8 million and $3.0 million for the three months ended September 30, 2017 and 2016, respectively. The primary driver for the difference in the gain on sale between periods was the volume and composition of homes sold during the respective periods.
Results of Operations
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Revenues:
Rental revenues	$683,975	$654,726	$29,249	4.5%
Other property income	40,527	33,310	7,217	21.7%
Total revenues	724,502	688,036	36,466	5.3%

Operating expenses:
Property operating and maintenance	274,275	270,494	3,781	1.4%
Property management expense	31,436	22,638	8,798	38.9%
General and administrative	104,154	49,579	54,575	110.1%
Depreciation and amortization	202,558	198,261	4,297	2.2%
Impairment and other	16,482	1,642	14,840	N/M
Total operating expenses	628,905	542,614	86,291	15.9%
Operating income	95,597	145,422	(49,825)	(34.3)%

Other income (expenses):
Interest expense	(182,726)	(209,165)	(26,439)	(12.6)%
Other, net	(482)	(1,025)	(543)	(53.0)%
Total other income (expenses)	(183,208)	(210,190)	(26,982)	(12.8)%

Loss from continuing operations	$(87,611)	$(64,768)	$22,843	35.3%
Rental Revenues
As of September 30, 2017 and 2016, we owned 47,867 and 48,431 single-family homes for lease, respectively, generating rental revenue of $684.0 million and $654.7 million, respectively, for the nine months then ended. Rental revenues increased 4.5% due to an increase in both average occupancy and average monthly rent per occupied home, despite a slight decrease in number of homes owned. During the nine months ended September 30, 2017 and 2016, we acquired 620 and 1,135 homes, respectively, and sold 1,051 and 842 homes, respectively.
Average occupancy for the total portfolio was 94.8% and 94.6% for the nine months ended September 30, 2017 and 2016, respectively. The increase in average occupancy correlates with the decrease in the number of homes acquired during 2017 compared to 2016 as newly acquired homes are unoccupied for a longer period of time during initial renovations than during a re-resident period. Average rent per occupied home in actual dollars for the nine months ended September 30, 2017 was $1,683, compared to $1,600 for the nine months ended September 30, 2016, a 5.2% increase.

For our Same Store portfolio, our average occupancy was 95.8% and 96.1% for the nine months ended September 30, 2017 and 2016, respectively, and our average rent per occupied home in actual dollars for the nine months ended September 30, 2017, was $1,686, compared to $1,617 for the nine months ended September 30, 2016, a 4.3% increase.
To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to our total portfolio. For the nine months ended September 30, 2017 and 2016, the blended average between renewal lease and new lease net effective rental rate growth for the total portfolio averaged 4.7% and 5.8%, respectively. This total portfolio blended rate is comprised of an average renewal lease net effective rental rate growth of 5.1% and 5.5% and an average new lease net effective rental rate growth of 4.1% and 6.2% for the nine months ended September 30, 2017 and 2016, respectively.
For the nine months ended September 30, 2017 and 2016, the turnover rate for our Same Store portfolio was 36.2% and 37.2%, respectively. For our total portfolio, an average home remained unoccupied for 46 and 40 days between residents for the nine months ended September 30, 2017 and 2016, respectively.
Other Property Income
For the nine months ended September 30, 2017 and 2016, other property income was $40.5 million and $33.3 million, respectively, a 21.7% increase. The primary drivers of the increase were pet rent and late fee income attributable to the implementation of our national lease for all leases written beginning in February 2016 and the automation and consistent application of these fees beginning in March 2017.
Operating Expenses
Operating expenses were $628.9 million and $542.6 million for the nine months ended September 30, 2017 and 2016, respectively, a 15.9% increase. Of the $86.3 million increase in expenses, $51.4 million relates to share-based compensation expense, $8.3 million relates to IPO related costs, and $4.9 million relates to merger and transaction-related expenses as more fully described below. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $274.3 million for the nine months ended September 30, 2017 from $270.5 million for the nine months ended September 30, 2016 primarily due to an increase in property taxes of $8.2 million which represents a 7.2% increase in those costs, with $3.6 million of the increase being attributable to increased California property taxes resulting from our IPO. This increase was partially offset by a $6.5 million decrease in personnel expenses due to operating efficiencies that resulted in lower personnel costs, which represents a 17.0% decrease in those costs.
Property management expense and general and administrative expense increased to $135.6 million for the nine months ended September 30, 2017 from $72.2 million for the nine months ended September 30, 2016. An increase in share-based compensation expense of $51.4 million for the nine months ended September 30, 2017, was driven by $12.0 million of vesting of Class B Units and $45.9 million of awards issued in connection with the IPO. Additionally, $8.3 million of IPO readiness costs and other IPO costs as well as $4.9 million of merger and transaction-related expenses were incurred during the nine months ended September 30, 2017.
Impairment and other expenses increased to $16.5 million for the nine months ended September 30, 2017 from $1.6 million for the nine months ended September 30, 2016 due to $16.0 million of accrued losses/damages related to Hurricane Irma.
Depreciation and amortization expense increased due to a higher average cost basis per home at September 30, 2017 compared to September 30, 2016 driven by improvements capitalized over the past 12 months.
Interest Expense
Interest expense was $182.7 million and $209.2 million for the nine months ended September 30, 2017 and 2016, respectively, a 12.6% decrease. The decrease in interest expense was due to a reduction in average debt balances outstanding, which was offset by an increase in our weighted average cost of debt by 80 bps for the nine months ended September 30,

2017 compared to 2016 due to an increase in LIBOR, a fixed rate on our IH 2017-1 mortgage loan which was at a higher rate than prior year variable rate debt, and the impact of interest rate swaps. Additionally, there was an increase in the fair value mark to market adjustment of $3.7 million related to the interest rate swaps during 2017. As of September 30, 2017, we had $5,644.3 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,681.0 million as of September 30, 2016, a 26.3% decrease. The decrease in debt outstanding was attributable to the $2,321.6 million payoff of our credit facilities, as well as $2,086.6 million of prepayments on our mortgage loans from cash from IPO proceeds, operations, and proceeds from home sales, net of borrowings of $1,500.0 million from the Term Loan Facility, and $996.4 million from the IH 2017-1 mortgage loan.
Gain on Sale of Property, Net of Tax
Gain on sale of property, net of tax was $28.2 million and $13.2 million for the nine months ended September 30, 2017 and 2016, respectively. Of the 1,051 homes sold during the nine months ended September 30, 2017, 454 were sold in two bulk transactions for a gain of $9.5 million. The additional 597 homes sold in the nine months ended September 30, 2017, sold for a net gain of $18.7 million. Of the 842 homes sold during the nine months ended September 30, 2016, 590 homes were sold in one bulk sale transaction for a gain of $9.4 million. The additional 252 homes sold in the nine months ended September 30, 2016 sold at a net gain of $3.8 million. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2017 and December 31, 2016 included unrestricted cash and cash equivalents of $134.4 million and $198.1 million, respectively, a 32.1% decrease due primarily to repayments of certain of our indebtedness which is discussed in further detail in “—Cash Flows.” As of September 30, 2017 and through the date of this filing, the total balance of our $1,000.0 million Revolving Facility is available for any liquidity requirements.
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
We have historically utilized credit facilities, mortgage loans and warehouse loans from our Sponsor to fund acquisitions and renovation improvements. As of September 30, 2017, we have repaid all outstanding borrowings under the credit facilities, the IH1 2013-1 mortgage loan, the IH1 2014-1 mortgage loan, and the warehouse loans. As further described and defined below, we entered into a New Credit Facility on February 6, 2017 which includes a $1,000.0 million revolving line of credit component that is currently undrawn and a fully drawn $1,500.0 million term loan component. On April 28, 2017, we entered into a $1,000.0 million FNMA Loan (as defined in “—Securitization Transactions”) and used net proceeds to repay all obligations outstanding under the existing IH1 2014-1 mortgage loan and to make voluntary prepayments totaling $510.0 million on the IH1 2014-3 mortgage loan.
Mortgage Loans
As of September 30, 2017, we have completed eight securitization transactions (the “Securitizations” or the “mortgage loans”) collateralized by homes owned by the respective Invitation Homes Borrower Entities. The proceeds from the mortgage loans were used to fund (i) repayments of then-outstanding indebtedness, including credit facilities and prior securitization transactions, (ii) initial deposits in the reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends to the Pre-IPO Owners.

The following table sets forth a summary of the mortgage loan indebtedness as of September 30, 2017 and December 31, 2016:

					Outstanding Principal Balance(4)
($ in thousands)	Maturity Date	Maturity Date if Fully Extended(2)	Rate(3)	Range of Spreads	September 30, 2017(5)	December 31, 2016
IH1 2013-1	N/A	N/A	N/A	115-365 bps	$—	$462,431
IH1 2014-1	N/A	N/A	N/A	100-375 bps	—	978,231
IH1 2014-2(1)(6)	September 9, 2018	September 9, 2019	3.13%	110-400 bps	703,241	710,664
IH1 2014-3(1)(7)	December 9, 2017	December 9, 2019	3.56%	120-500 bps	147,323	766,753
IH2 2015-1, net(1)(8)	March 9, 2018	March 9, 2020	3.60%	145-430 bps	529,443	531,318
IH2 2015-2(1)	June 9, 2018	June 9, 2020	3.18%	135-370 bps	628,574	630,283
IH2 2015-3(1)	August 9, 2018	August 7, 2020	3.41%	130-475 bps	1,169,048	1,184,314
IH 2017-1, net(9)	June 9, 2027	N/A	4.17%	N/A	996,365	—
Total Securitizations					4,173,994	5,263,994
Less deferred financing costs, net					(16,970)	(9,256)
Total					$4,157,024	$5,254,738

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

(3)
For each of our first seven mortgage loans, interest rates are based on a weighted average spread to LIBOR; as of September 30, 2017 LIBOR was 1.23%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.17% per annum equal to the market determined pass-through rate payable on the certificates, plus applicable servicing fees.

(4)	Outstanding Principal Balance is net of discounts and does not include capitalized deferred financing costs, net.

(5)	From October 1, 2017 to November 2, 2017, we made prepayments of $2.6 million on our mortgage loans related to the disposition of properties.

(6)
On October 10, 2017, we submitted a notification to request an extension of the maturity of the IH1 2014-3 mortgage loan from December 9, 2017 to December 9, 2018 upon approval. On November 9, 2017, the outstanding balance of IH1 2014-2 was repaid in full.

(7)	On November 9, 2017, the outstanding balance of IH1 2014-3 was repaid in full.

(8)	Net of unamortized discount of $0.0 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively.

(9)	Net of unamortized discount of $3.4 million as of September 30, 2017.
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
IH1 2014-2: In August 2014, we completed our third securitization transaction (“IH1 2014-2”), in which 2014-2 IH Borrower L.P. (“S3 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender made a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S3 Borrower in the amount of $719.9 million. Of the seven loan components, the Class A, B, C, D and G certificates were sold at par; however, the Class E and F certificates were sold at a total discount of $4.0 million. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning October 9, 2014 and continuing monthly thereafter. On November 9, 2017, the outstanding balance of IH1 2014-2 was repaid in full.
IH1 2014-3: In November 2014, we completed our fourth securitization transaction (“IH1 2014-3”), in which 2014-3 IH Borrower L.P. (“S4 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH1, executed a loan agreement with a third-party lender. The third-party lender issued a term loan comprised of (1) six floating rate components and (2) one fixed rate component to S4 Borrower in the amount of $769.3 million. Of the seven components, the Class B and G certificates were sold at par; however, the Class A, C, D, E and F certificates were sold at a total discount of $7.2 million. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning December 9, 2014 and continuing monthly thereafter. On May 9, 2017 and June 9, 2017, we made voluntary prepayments of $510.0 million and $100.0 million, respectively, from the proceeds of IH 2017-1 securitization transaction and cash flows from operations. On November 9, 2017, the outstanding balance of IH1 2014-3 was repaid in full.
IH2 2015-1: In January 2015, we completed our fifth securitization transaction (“IH2 2015-1”), in which 2015-1 IH2 Borrower L.P. (“S5 Borrower”), a newly-formed special purpose entity and wholly owned subsidiary of IH2, executed a loan agreement with a third-party lender. The third-party lender made a seven component term loan to S5 Borrower in the amount of $540.9 million. Six of the seven components, the Class A, B, C, D, E, and G certificates were sold at par; however, the Class F certificates were sold at a total discount of $0.6 million. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning March 9, 2015 and continuing monthly thereafter.
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
IH 2017-1: In April 2017, we completed our eighth securitization transaction (“IH 2017-1”), in which 2017-1 IH Borrower L.P. (“S9 Borrower”), a special purpose entity previously formed in connection with IH1 2014-1 and wholly owned subsidiary of IH1, entered into a loan agreement with Wells Fargo Bank, National Association (the “FNMA Loan”), providing for a ten-year, fixed rate mortgage loan comprised of two components with a total principal amount of $1,000.0 million, secured by first priority mortgages on a portfolio of 7,204 of our homes. The Class A certificates, which benefit from Fannie Mae’s guaranty of timely payment of principal and interest, were sold at par. The Class B certificates represent a beneficial interest in the most subordinate component of the FNMA Loan and were sold at a total discount of $3.6 million. The unamortized balance of this discount is included in mortgage loans, net on our condensed consolidated balance sheets as of September 30, 2017. We are obligated to make monthly payments of interest with the first payment being due upon the closing of the loan, and subsequent payments beginning June 9, 2017 and continuing monthly thereafter.
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated with us to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities associated with the IH1 2014-2, IH1 2014-3 and IH 2017-1 securitizations are wholly owned subsidiaries of IH1, the Depositor Entities associated with the IH2 2015-1, IH2 2015-2, and IH2 2015-3 securitizations are wholly owned subsidiaries of IH2, and the Depositor Entities associated with the IH1 2013-1 and IH1 2014-1 securitizations were wholly owned by unaffiliated third parties.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to the Class B certificates purchased by INVH LP, and the Class G certificates purchased by IH1 and IH2.
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
For IH 2017-1, the Trust made the Class A certificates available for sale to both domestic and foreign investors. In accordance with risk retention requirements of Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), INVH LP, as the loan sponsor, is required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date. Per the terms of the agreement, the Class B certificates are restricted certificates that were made available exclusively to INVH LP. The Class B certificates pay interest and bear a stated annual interest rate of 4.17% plus applicable servicing fees. The Class B certificates are classified as held to maturity investments and are recorded in other assets, net on the condensed consolidated balance sheets.
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
General Terms
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At September 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.

Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2017 and 2016, voluntary and mandatory prepayments totaling $2,086.6 million and $33.5 million, respectively, were made under the terms of the loan agreements.
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
The following table sets forth a summary of the new credit facility indebtedness as of September 30, 2017:

			Outstanding Principle Balance
($ in thousands)	Origination Date	Maturity Date	Interest Rate(1)	September 30, 2017
Term loan facility	February 6, 2017	February 6, 2022	3.03%	$1,500,000
Revolving facility	February 6, 2017	February 6, 2021	N/A	—
Total				1,500,000
Less deferred financing costs, net				(12,749)
Total				$1,487,251

(1)	Interest rate for the Term Loan Facility is based on LIBOR plus an applicable margin of 1.80%; as of September 30, 2017, LIBOR was 1.23%.
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
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At September 30, 2017, and through the date our financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

Credit Facilities
All of the then-existing credit facilities were paid in full on February 6, 2017 in connection with the closing of our IPO. The following table sets forth a summary of the outstanding principal amounts of these credit facilities as of September 30, 2017 and December 31, 2016:

			Outstanding Principal Balance(1)
($ in thousands)	Origination Date	Range of Spreads	September 30, 2017	December 31, 2016
IH1 2015	April 3, 2015	325 bps	$—	$85,492
IH2 2015	September 29, 2015	275 bps	—	43,859
IH3 2013	December 19, 2013	300-425 bps	—	932,583
IH4 2014	May 5, 2014	300-425 bps	—	529,866
IH5 2014	December 5, 2014	275-400 bps	—	564,348
IH6 2016	April 13, 2016	250-375 bps	—	165,437
Total			—	2,321,585
Less deferred financing costs, net			—	(6,044)
Total			$—	$2,315,541

(1)	Outstanding Principal Balance does not include capitalized deferred financing costs, net.
Certain Hedging Arrangements
Designated Hedges
We have entered into various interest rate swap agreements, as outlined in the table below. Each of these swaps were accounted for as non-designated hedges until January 31, 2017, when the criteria for hedge accounting were met as a result of the Pre-IPO Transactions described in “—Overview.” At that time, we designated these swaps for hedge accounting purposes; and the effective portion thereof is recorded in other comprehensive income subsequent to that date.
The table below summarizes our interest rate swap instruments as of September 30, 2017 ($ in thousands):

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income on the condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Changes in fair value related to the ineffective portion of our Designated Hedges resulted in an unrealized gain of less than $0.3 million for the nine months ended September 30, 2017, which is included in interest expense in our condensed consolidated statements of operations.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.59% to 3.39% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we and our equity investors, including our Sponsor, its affiliates, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
($ in thousands)	2017	2016	$ Change	% Change
Net cash provided by operating activities	$267,267	$247,709	$19,558	7.9%
Net cash used in investing activities	(11,429)	(298,785)	287,356	96.2%
Net cash (used in) provided by financing activities	(319,516)	50,398	(369,914)	N/M
Change in cash and cash equivalents	$(63,678)	$(678)	$(63,000)	N/M
Operating Activities
Net cash provided by operating activities was $267.3 million and $247.7 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of 7.9%. The increase was primarily driven by an increase in net operating income from $417.5 million for the nine months ended September 30, 2016 to $450.2 million for the nine months ended September 30, 2017 due to revenue growth higher than operating expense growth. Our net loss increased from $(51.6) million for the nine months ended September 30, 2016 to $(59.4) million for the nine months ended September 30, 2017, which was offset by a $51.4 million increase in share-based compensation expense. Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses.
Investing Activities
Net cash used in investing activities primarily consists of the acquisition costs of homes, capital improvements, changes in restricted cash, and proceeds from property sales. Net cash used in investing activities was $11.4 million and $298.8 million for the nine months ended September 30, 2017 and 2016, respectively, leading to an increase in cash provided by investing activities of $287.4 million between the periods. The increase was partially due to the release of restricted cash in connection with the repayment of our credit facilities and the IH1 2013-1 and IH1 2014-1 mortgage loans during the nine months ended September 30, 2017 resulting in an increase of $120.1 million. Additionally, there was a decrease in the number homes acquired, from 1,135 homes during the nine months ended September 30, 2016 to 620 homes during the nine months ended September 30, 2017, which resulted in $130.5 million less in acquisition, renovation and capital expenditure spend. The increase in number of homes sold during 2017 of 1,051 compared to 842 homes during the nine months ended September 30, 2016 resulted in an increase in the amount of proceeds from sale of residential properties of $45.6 million.
Financing Activities
Net cash (used in) provided by financing activities was $(319.5) million and $50.4 million for the nine months ended September 30, 2017 and 2016, respectively, or a decrease of $369.9 million. For the nine months ended September 30, 2017 we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO, while during the nine months ended September 30, 2016 equity investors contributed $138.0 million of capital. Proceeds from our IPO, Term Loan Facility and the IH 2017-1 mortgage loan of $4,188.5 million, along with proceeds from home sales and operating cash flows, were used to repay $2,321.6 million of then-outstanding credit facilities and $2,086.6 million of mortgage loans, including full repayment of the IH1 2013-1 and IH1 2014-1 mortgage loans, and $610.0 million on the IH1 2014-3 mortgage loan, and to fund $42.1 million of deferred financing costs associated with the Term Loan Facility and IH 2017-1 mortgage loan.
Off-Balance Sheet Arrangements
We have no obligations, assets, or liabilities that would be considered off-balance sheet arrangements.
Contractual Obligations
We have updated our contractual obligations previously provided in our Annual Report on Form 10-K for the year ended December 31, 2016 for material changes to our financing arrangements that occurred during the nine months ended September 30, 2017:

($ in thousands)	Total	2017(1)	2018-2019	2020-2021	Thereafter
Mortgage loans(2)	$4,612,759	$184,234	$3,123,257	$83,056	$1,222,212
Term loan facility(2)	1,697,739	11,456	90,900	90,900	1,504,483
Interest rate swaps(3)	216,651	15,486	123,888	74,814	2,463
Totals	$6,527,149	$211,176	$3,338,045	$248,770	$2,729,158

(1)	Includes estimated payments for the remaining three months of 2017.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of September 30, 2017 at rates in effect as of such date.

(3)	Gross obligation calculated using strike prices established by each instrument.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The critical policies and estimates are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016 with respect to cost capitalization, provisions for impairment, and revenue recognition and resident receivables. Material changes during the nine months ended September 30, 2017 to our critical accounting policies are presented below:

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
Non-GAAP Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”) before the following items: interest expense; income tax expense; and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before the following items: share-based compensation expense; IPO related expenses, impairment and other; acquisition costs; gain (loss) on sale of property, net of tax; and interest income and other miscellaneous income and expenses. EBITDA and Adjusted EBITDA are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA and Adjusted EBITDA as measures of performance.
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

The following table presents a reconciliation of GAAP net income (loss) to EBITDA and Adjusted EBITDA on a historical basis for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Net loss available to common shareholders	$(22,745)	$(21,949)	$(59,716)	$(51,590)
Net loss available to participating securities	235	—	344	—
Interest expense	56,796	68,365	182,726	209,165
Depreciation and amortization	67,466	66,480	202,558	198,261
EBITDA	101,752	112,896	325,912	355,836
Share-based compensation expense(1)	12,004	4,711	64,464	13,023
IPO related expenses	—	4,081	8,287	4,081
Merger and transaction-related	4,944	—	4,944	—
Impairment and other(2)	14,572	1,279	16,482	1,642
Acquisition costs	—	—	—	42
Gain on sale of property, net of tax	(3,756)	(2,966)	(28,239)	(13,178)
Other, net(3)	(613)	1,057	482	983
Adjusted EBITDA	$128,903	$121,058	$392,332	$362,429

(1)
For the three months ended September 30, 2017 and 2016, $9,309 and $4,665 was recorded in general and administrative expense, respectively, and $2,695 and $46 was recorded in property management expense, respectively. For the nine months ended September 30, 2017 and 2016, $56,460 and $12,724 was recorded in general and administrative expense, respectively, and $8,004 and $299 was recorded in property management expense, respectively.

(2)	Includes accrual of $16,000 for losses/damages related to Hurricane Irma for the three and nine months ended September 30, 2017.

(3)	Includes interest income and other miscellaneous income and expenses.
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

The following table presents a reconciliation of GAAP net income (loss) to NOI for our total portfolio and NOI for our Same Store portfolio on a historical basis for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Net loss available to common shareholders	$(22,745)	$(21,949)	$(59,716)	$(51,590)
Net loss available to participating securities	235	—	344	—
Interest expense	56,796	68,365	182,726	209,165
Depreciation and amortization	67,466	66,480	202,558	198,261
General and administrative(1)	27,462	18,811	104,154	49,579
Property management expense(2)	10,852	7,715	31,436	22,638
Impairment and other(3)	14,572	1,279	16,482	1,642
Acquisition costs	—	—	—	42
Gain on sale of property, net of tax	(3,756)	(2,966)	(28,239)	(13,178)
Other, net(4)	(613)	1,057	482	983
NOI (total portfolio)	150,269	138,792	450,227	417,542
Non-Same Store NOI	(14,500)	(13,183)	(42,562)	(35,652)
NOI (Same Store portfolio)(5)	$135,769	$125,609	$407,665	$381,890

(1)
Includes $9,309 and $4,665 of share-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. Includes $56,460 and $12,724 of share-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Includes $2,695 and $46 of share-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. Includes $8,004 and $299 of share-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively.

(3)	Includes accrual of $16,000 for losses/damages related to Hurricane Irma for the three and nine months ended September 30, 2017.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)	Same Store (consisting of homes which had commenced their initial post-renovation lease prior to October 3rd of the year prior to the first year of the comparison period) homes are 42,795.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for noncash interest expense related to amortization of deferred financing costs and discounts related to our financing arrangements, noncash interest expense for derivatives, share-based compensation expense, IPO related expenses, severance expenses, casualty losses, net, and acquisition costs, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value of and maintain functionality of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of GAAP net income (loss) to FFO, Core FFO, and Adjusted FFO on a historical basis for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
Net loss available to common shareholders	$(22,745)	$(21,949)	$(59,716)	$(51,590)
Add (deduct) adjustments from net loss available to common shareholders to derive FFO:
Net loss available to participating securities	235	—	344	—
Depreciation and amortization on real estate assets	66,671	65,446	200,023	194,630
Impairment on depreciated real estate investments	424	1,076	1,556	1,595
Net gain on sale of previously depreciated investments in real estate	(3,756)	(2,966)	(28,239)	(13,178)
FFO	40,829	41,607	113,968	131,457
Noncash interest expense related to amortization of deferred financing costs, mortgage loan discounts and noncash interest expense from derivatives	3,473	11,665	23,744	41,481
Share-based compensation expense(1)	12,004	4,711	64,464	13,023
IPO related expenses	—	4,081	8,287	4,081
Merger and transaction-related	4,944	—	4,944	—
Severance expense	(20)	377	417	2,285
Casualty losses, net(2)	14,148	203	14,926	47
Acquisition costs	—	—	—	42
Core FFO	75,378	62,644	230,750	192,416
Recurring capital expenditures	(13,391)	(14,324)	(34,225)	(37,231)
Adjusted FFO	$61,987	$48,320	$196,525	$155,185

	Three Months Ended September 30, 2017		February 1, 2017 through September 30, 2017
Weighted average common shares outstanding — diluted(3)	311,559,780		311,674,226

FFO per common share – diluted	$0.13		$0.37
Core FFO per common share – diluted	$0.24		$0.74
AFFO per common share – diluted	$0.20		$0.63

(1)
For the three months ended September 30, 2017 and 2016, $9,309 and $4,665 was recorded in general and administrative expense, respectively, and $2,695 and $46 was recorded in property management expense, respectively. For the nine months ended September 30, 2017 and 2016, $56,460 and $12,724 was recorded in general and administrative expense, respectively, and $8,004 and $299 was recorded in property management expense, respectively.

(2)	Includes accrual of $16,000 for losses/damages related to Hurricane Irma for the three and nine months ended September 30, 2017.

(3)	Weighted average common shares outstanding – diluted was calculated using the two-class method and represents common share equivalents that are dilutive for FFO, Core FFO, and AFFO.

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
At December 31, 2016, the total outstanding balance of our variable-rate debt was comprised of borrowings on our mortgage loans of $5,264.0 million and our credit facilities of $2,321.6 million. As of September 30, 2017, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $3,177.6 million and Term Loan Facility of $1,500.0 million of which 75.3% was effectively converted to fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the following table illustrates the projected effect of a 100 basis point increase or decrease in the LIBOR rate on our annual interest expense as of September 30, 2017 and December 31, 2016:

($ in thousands)	Change in Interest Expense(1)
Impact to future earnings due to variable rate debt:	As of September 30, 2017	As of December 31, 2016
Rate increase of 1%(2)	$11,576	$75,856
Rate decrease of 1%(3)	(11,576)	(52,323)

(1)
The interest rate swap agreements were factored into the September 30, 2017 disclosure, but were not factored into the December 31, 2016 disclosure as the forward looking swaps did not begin until February 28, 2017.

(2)	Calculation of additional projected annual interest expense as a result of a 100 basis point increase considers the potential impact of our interest rate cap agreements as of September 30, 2017.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
Litigation Relating to the Mergers
Two putative class actions have been filed by purported shareholders of SFR challenging the Mergers, one of which names us and certain affiliates as defendants. The first suit, styled as Berg v. Starwood Waypoint Homes, et al., No. 1:17-cv-02896 (the “Berg Lawsuit”), was filed in the United States District Court for the District of Maryland on September 29, 2017, and is against SFR, SFR Partnership, SFR’s trustees, the Company, INVH LP and REIT Merger Sub. The second suit, styled as Bushansky v. Starwood Waypoint Homes, et al., No. 1:17-cv-02936 (the “Bushansky Lawsuit” and, collectively with the Berg Lawsuit, the “Lawsuits”), was filed in the United States District Court for the District of Maryland on October 4, 2017, and is against SFR, SFR Partnership and SFR’s trustees. The Bushansky Lawsuit does not name the Company or any of its affiliates as defendants. The Lawsuits allege that SFR and its trustees violated Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder by allegedly disseminating a false and misleading Form S-4 containing a joint proxy statement/prospectus. The Lawsuits further allege that SFR’s trustees allegedly violated Section 20(a) of the Exchange Act by failing to exercise proper control over the person(s) who violated Section 14(a) of the Exchange Act. The Berg Lawsuit additionally alleges that the Company violated Section 20(a) of the Exchange Act. The Lawsuits seek, among other things, injunctive relief preventing consummation of the Mergers, rescission of the transactions contemplated by the Merger Agreement should they be consummated and litigation costs, including attorneys’ fees. The Berg Lawsuit also seeks injunctive relief directing SFR’s trustees to disseminate a registration statement that does not contain any untrue statements of material fact and declaratory relief that defendants violated Sections 14(a) and/or 20(a) of the Exchange Act. The Bushansky Lawsuit also seeks rescissory damages in the event of a merger. The Company and SFR intend to defend vigorously against the Lawsuits.
SEC Investigation “In the Matter of Certain Single Family Rental Securitizations”
Radian Group Inc. (“Radian”), the indirect parent company of Green River Capital LLC (“GRC”), which is a service provider that provides certain broker price opinions (“BPO”) to us, disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 that GRC had received a letter in March 2017 from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations” and requesting information from market participants. Radian disclosed that the letter asked GRC to provide information regarding BPOs that GRC provided on properties included in single family rental securitization transactions (“Securitizations”).
In September 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations, including, without limitation: transaction documents and offering materials; agreements with providers of BPOs and/or due diligence services for Securitizations; identification of employees primarily responsible for handling BPOs; documents provided to rating agencies or third-party BPO providers regarding capital expenditures and/or renovation costs for properties underlying Securitizations; communications with certain transaction parties regarding BPOs in Securitizations; and documents regarding BPO orders and documents and communications with BPO providers regarding requests that a BPO be reviewed, re-done, analyzed, modified, corrected and/or adjusted. The SEC’s letter indicates that its investigation is a fact-finding inquiry and does not mean that the SEC has a negative opinion of any person or security. We are cooperating with the SEC. We understand that other transaction parties in securitizations have received requests in this matter. Please refer to the risk factor entitled, “SEC investigation “In the Matter of Certain Single Family Rental Securitizations” described in Exhibit 99.1 to this Quarterly Report on Form 10-Q.
The Company is also subject to routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS
For a discussion of our potential risks or uncertainties, you should carefully read and consider risk factors previously disclosed under (i) Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and (ii) the caption “Risk Factors” in our Merger Proxy, which risk factors referenced in clause (ii) are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated August 9, 2017, by and among Invitation Homes Inc., Invitation Homes Operating Partnership LP, IH Merger Sub, LLC, Starwood Waypoint Homes and Starwood Waypoint Homes Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

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

10.1
Amended and Restated Stockholders Agreement by and among Invitation Homes Inc., each of the parties from time to time party thereto and, solely for the purposes of Section 4.1, Blackstone Real Estate Advisors L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

10.2
Amended and Restated Agreement of Limited Partnership of Invitation Homes Operating Partnership LP, dated as of August 9, 2017, by and among Invitation Homes OP GP LLC and Invitation Homes Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

10.3
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and John Bartling (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.4
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and Ernest Freedman (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.5
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and Dallas Tanner (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.6
Term Sheet, dated September 19, 2017, between Invitation Homes Inc. and Frederick C. Tuomi (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 1-38004) filed on September 19, 2017). †

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

99.1	The section entitled “Risk Factors” in the Company’s Joint Proxy Statement/Information Statement and Prospectus.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 9, 2017