Form 10-K
period 2017-12-31
Invitation Homes Inc.
filed 2018-03-29
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38004

Invitation Homes Inc. (Exact name of registrant as specified in governing instruments)

Maryland (State or other jurisdiction of incorporation or organization)	90-0939055 (I.R.S. Employer Identification No.)
1717 Main Street, Suite 2000 Dallas, Texas (Address of principal executive offices)	75201 (Zip Code)
(972) 421-3600 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered

Common stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.9 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

The number of shares of common stock outstanding on March 22, 2018 was 520,364,636.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders (the “2018 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	7
Item	1A.	Risk Factors	16
Item	1B.	Unresolved Staff Comments	46
Item	2.	Properties	47
Item	3.	Legal Proceedings	48
Item	4.	Mine Safety Disclosures	48

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item	6.	Selected Financial Data	52
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	83
Item	8.	Financial Statements and Supplementary Data	83
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item	9A.	Controls and Procedures	84
Item	9B.	Other Information	85

PART III
Item	10.	Directors, Executive Officers and Corporate Governance	86
Item	11.	Executive Compensation	86
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item	13.	Certain Relationships and Related Transactions, and Director Independence	86
Item	14.	Principal Accountant Fees and Services	86

PART IV
Item	15.	Exhibits and Financial Statement Schedules	87
Item	16.	Form 10-K Summary	93

Signatures
Exhibits

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the merger with Starwood Waypoint Homes (“SWH”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "could," "seeks," "projects," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with achieving expected revenue synergies or cost savings from the merger, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under Part I. Item  1A. “Risk Factors," as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Prior to the completion of our initial public offering, our business was owned by six holding entities: Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P. We refer to these six holding entities collectively as the “IH Holding Entities.” Unless the context suggests otherwise, references to “IH1,” “IH2,” “IH3,” “IH4,” “IH5” and “IH6” refer to Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P., respectively, in each case including any wholly-owned subsidiaries, if applicable. THR Property Management L.P., a wholly-owned subsidiary of IH1 (the “Manager”), provides all management and other administrative services with respect to the homes we own. The IH Holding Entities were under the common control of Blackstone Real Estate Partners VII L.P., an investment fund sponsored by The Blackstone Group L.P., and its general partner and certain affiliated funds and investment vehicles. Investment funds and vehicles associated with or designated by The Blackstone Group L.P. are referred to herein as “Blackstone” or “our Sponsor.” We refer to Blackstone, together with our management and other equity holders prior to the completion of our initial public offering, collectively as our “Pre-IPO Owners.”
On November 16, 2017 (the “Merger Date”), pursuant to an Agreement and Plan of Merger, dated August 9, 2017 (the “Merger Agreement”), by and among Invitation Homes Inc. (“INVH”), Invitation Homes Operating Partnership LP (“INVH LP”), IH Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of INVH (“REIT Merger Sub”), SWH and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH (“SWH Partnership”), SWH merged with and into REIT Merger Sub, with REIT Merger Sub surviving as our subsidiary (the “REIT Merger”). Immediately after the REIT Merger, SWH Partnership merged with and into INVH LP, with INVH LP surviving as our subsidiary (the “Partnership Merger,” and together with the REIT Merger, the “Mergers”). “Legacy SWH” and “SWH,” as the context requires, refer to the business practices and operations of SWH prior to the Mergers, including the homes owned by SWH. “Legacy IH” refers to the business practices and operations of INVH prior to the Mergers, including the homes owned by INVH.
Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Invitation Homes,” the “Company,” “we,” “our” and “us” refer (1) prior to the consummation of the reorganization transactions described in Part I. Item 1. “Business” (the “Pre-IPO Transactions”), to the combined IH Holding Entities and their consolidated subsidiaries, including INVH LP, (2) after the consummation of the Pre-IPO Transactions, to INVH and its consolidated subsidiaries (including INVH LP and the IH Holding Entities), and (3) after the consummation of the Mergers, to INVH and its consolidated subsidiaries including those acquired in the Mergers.
In this Annual Report on Form 10-K:

•
“average monthly rent” represents the average of the contracted monthly rent for occupied properties in an identified population of homes for the relevant period and reflects rent concessions and contractual rent increases amortized over the life of the related lease;

•
“average occupancy” for an identified population of homes represents (i) the number of days that the homes available for lease in such population were occupied, divided by (ii) the total number of available days in the measurement period for the homes in that population;

•
“days to re-resident” for an individual home represents the number of days a home is unoccupied between residents, calculated as the number of days between (i) the date the prior resident moves out of a home, and (ii) the date the next resident is granted access to the same home, which is deemed to be the earlier of the next resident’s contractual lease start date and the next resident’s move-in date;

•
“in-fill” refers to markets, MSAs, submarkets, neighborhoods or other geographic areas that are typified by significant population densities and low availability of land suitable for development into competitive properties, resulting in limited opportunities for new construction;

•
“Metropolitan Statistical Area” or “MSA” is defined by the United States Office of Management and Budget as a region associated with at least one urbanized area that has a population of at least 50,000 and comprises the central county or counties containing the core, plus adjacent outlying counties having a high degree of social and economic integration with the central county or counties as measured through commuting;

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

•	“Northern California” includes Chico, CA, Modesto, CA, Napa, CA, Sacramento-Arden-Arcade-Roseville, CA, San Francisco-Oakland-Hayward, CA, Stockton-Lodi, CA, Vallejo-Fairfield, CA and Yuba City, CA;

•	“PSF” means per square foot;

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

•	“Southeastern United States” includes our Atlanta, Charlotte and Nashville markets;

•	“South Florida” includes Miami-Fort Lauderdale-West Palm Beach , FL and Port St. Lucie, FL;

•	“Southern California” includes Bakersfield, CA, Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA and San Diego-Carlsbad , CA;

•
“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless the context otherwise requires, all measures in this Annual Report of Form 10-K are presented on a total portfolio basis;

•
“turnover rate” represents the number of instances that homes in an identified population become unoccupied in a given period, divided by the number of homes in such population. To the extent the measurement period shown is less than 12 months, the turnover rate will be reflected on an annualized basis; and

•	“Western United States” includes our Southern California, Northern California, Seattle, Phoenix, Las Vegas and Denver markets.

PART I
ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 82,000 homes for lease in 17 markets across the country as of December 31, 2017, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We operate in markets with strong demand drivers, high barriers to entry and high rent growth potential, primarily in the Western United States, Florida and the Southeastern United States. Through disciplined market and asset selection, we and, prior to the Mergers, SWH designed our portfolios to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain and manage our homes.
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth and superior NOI growth relative to the broader United States housing and rental market. Within our 17 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools and transportation corridors. Our homes average approximately 1,850 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. As of December 31, 2017, we have invested approximately $1.2 billion in the upfront renovation of homes in the Legacy IH portfolio, representing approximately $25,000 per home, in order to address capital needs, reduce ongoing maintenance costs and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well positioned to drive strong rent growth, attractive margins and predictable cash flows.
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

•
Local presence and expertise. We employ a differentiated “Community Model” whereby in-market managers oversee the operations of local leasing management, property management and maintenance teams, enabling us to provide outstanding resident service, leverage local expertise in managing rental, occupancy and turnover rates, and improve cost and oversight over renovations and ongoing maintenance. As a result of our concentrated footprint within our markets, our regional managers and in-market teams are able to realize local-operator advantages, while still benefiting from significant economies of scale.

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

Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology. Through the integration of investment and asset management and property management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance and capital spending into asset selection. We believe the advantages of our integrated acquisition platform and local market expertise have driven the quality of our existing portfolio of 82,570 homes as of December 31, 2017. We believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
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
Merger with Starwood Waypoint Homes
On November 16, 2017, we completed the Mergers with SWH. We believe that the Mergers provide a number of significant potential strategic benefits and opportunities that will be in the best interests of our stockholders. More specifically, we believe that the Mergers created a diversified and high-quality portfolio of homes in high-growth markets. Potential benefits from economies of scale and the market overlap of INVH’s and SWH’s complementary portfolios may be derived from optimization of operations, reduction of operating costs and other anticipated synergies. See Part IV. Item 15. “Exhibits and Financial Statement Schedules,” Notes 1, 8 and 15 for additional information about the Mergers.
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
We have organized our in-house property management personnel and operating structure according to a “Community Model” whereby Vice Presidents of Operations in each of our markets are responsible for the operations of local leasing management, property management and maintenance teams. We believe our “Community Model” differentiates our approach to local market operations and enables us to provide superior, high-touch resident service, maximize the effectiveness of our in-market personnel in managing rental, occupancy and turnover rates and improve our cost management and oversight over both upfront renovations and ongoing maintenance.
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
We typically begin pre-marketing properties 30 to 60 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including our proprietary website, internet listing services (such as Zillow, Trulia, HotPads, and Realtor.com), MLS, yard signs, social and other digital media and local brokers. We own internal brokerages to serve each state in which we operate and utilize both a centralized leasing team and in-market leasing agents who work with us to lease our homes. In some markets, we also utilize a network of local real estate agents to show homes to prospective residents and offer those agents limited co-broker fees.
Prospective residents may submit an application through the application portal on our website or in person. In order to maintain brand consistency and better track compliance with leasing requirements, we utilize standardized online applications, national lease agreements, move-in and move-out documents, resident communications and other ancillary documents. We evaluate prospective residents in a standardized manner through the use of third party resident screening vendor partners. Our resident screening process includes obtaining appropriate identification, a thorough evaluation of credit history and household income, a review of the applicant’s rental history, and a background check for criminal activity. Although we require a minimum income to rent ratio, many additional factors are also taken into consideration during the resident evaluation process, including eviction history, criminal history and rental and other payment history.
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
Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog and social media accounts with articles, home maintenance advice, contests and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms and incentivize them to pay their rent online.
Resident Relations and Property Maintenance
Our in-house personnel in each of our markets are also responsible for property repairs and maintenance and resident relations. In coordination with a third party vendor, we offer a 24/7 emergency line to handle after hours maintenance issues on an expedited basis as needed, and our residents can also contact us through our online resident portal, our call centers or our local property management offices. As part of our ongoing property management process, we seek to conduct routine repairs and maintenance in a timely manner as appropriate by appointment at the resident’s convenience. We seek to utilize quality materials to minimize the recurrence of maintenance requests and maximize long-term rental income and cash flows from our portfolio.
We typically utilize our in-house maintenance personnel in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, HVAC, plumbing and electrical work to vetted, pre-approved third party vendor partners. A majority of our maintenance calls are addressed by our in-house maintenance technicians, but in cases where we outsource more complex or extensive repairs, our in-house maintenance personnel provide oversight to ensure quality control and cost effectiveness. In addition, our in-house property management personnel conduct periodic visits to our properties to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, conduct preventative maintenance, and ensure compliance with lease terms, local laws, and HOA rules and regulations.
We have developed a number of policies and programs designed to improve the efficiency of our property maintenance practices and maximize resident satisfaction with our service model. When a new resident moves into one of our homes, our in-house personnel conduct a resident orientation, during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation and inform the resident that we will be conducting a post move-in maintenance visit. During the move-in orientation, each resident is encouraged to keep a record of any non-emergency service items noted after moving into the home. At the time of the post move-in maintenance visit, our in-house property maintenance personnel will address any service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance personnel. Finally, the post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
Following the regularly scheduled post move-in maintenance visit described above, our in-house property maintenance personnel in each of our markets also conduct mid-lease preventive maintenance visits. During preventive maintenance visits, our in-house property maintenance personnel inspect the home’s systems, paying particular attention to potential safety hazards as well as potential causes of damage that could cause us to incur significant maintenance costs if left unaddressed. Examples of areas of focus for preventive maintenance visits include smoke and radon detectors, air filters, hot water heaters, toilet valves, under-sink plumbing and garbage disposals, among others.
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
Investment and Asset Management
Acquisition Strategy
We have a disciplined acquisition platform that is capable of deploying capital across multiple acquisition channels and markets simultaneously. We and, prior to the Mergers, SWH selected our 17 current markets and assembled our current portfolio based on a robust market selection process utilizing an analysis of housing and rental market supply and demand fundamentals, macroeconomic and demographic trends and risk-adjusted total return potential. Specifically, the process we use to select our markets ranks these markets based on relative weightings of factors that include, but are not limited to, forecast population and employment growth, household formation, historical and forecast deliveries of new residential housing supply, discounts to replacement cost for single-family residential housing, size of the addressable market, volume of new and existing home sales, potential yields implied by the relationship between market rental rates and the price of single-family residential housing, forecast home price appreciation and forecast rental rate growth.
We have amassed significant scale within our 17 markets. In these markets, our acquisition strategy has been and will continue to be focused on buying, renovating and operating high quality single-family homes for lease that we believe will appeal to and attract a high quality resident base and will experience robust long-term demand and benefit from capital appreciation. In evaluating acquisitions, we analyze numerous factors, including neighborhood desirability, proximity to employment centers, schools, transportation corridors, community amenities, construction type and required ongoing capital needs, among others.
We target submarkets and neighborhoods in undersupplied high-growth markets, and leverage our in-house acquisition and operations teams’ local market expertise to acquire homes in in-fill locations that we believe will experience above average rental rate growth and home price appreciation. Our in-house acquisition teams are comprised of dedicated professionals located in our markets and at our corporate headquarters in Dallas, Texas, who provide strategic direction and broad oversight. Our acquisition teams have significant local market experience and expertise in single-family investments and sales, which enables us to target specific submarkets, neighborhoods, individual streets and homes that meet our selection and underwriting criteria. To date, we have underwritten over one million individual homes which gives us a substantial, proprietary database on which we can draw as we evaluate future acquisition opportunities in our markets. The number of homes underwritten represents the total number of acquisition opportunities that we have considered and conducted preliminary analysis of, including acquisition opportunities that were ultimately not pursued or completed. As a result of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition. We also collaborate with local real estate brokers and others, and leverage these relationships to source off-market acquisition opportunities. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinate with our in-house renovation, maintenance and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.
Property Renovations
We have an in-house team of dedicated personnel located in our markets who oversee our upfront property renovation process and the ongoing maintenance of our homes with support from centralized construction experts and infrastructure. This team works in collaboration with our in-house investment and property management teams to maximize the total return of our upfront investment and minimize ongoing maintenance costs. To this end, our professionals evaluate: the structural needs of a property (e.g., examining roofs, HVAC systems and siding); other maintenance-reducing improvements and repairs (e.g., installing durable hard-surface flooring, removing carpet from high-traffic areas, and testing plumbing and pipes both in the home and out to the street); and the level of fit and finish required to maintain consistency with our brand standards and maximize rental demand (e.g., selecting cabinet and countertop finishes and appliances designed to improve resident demand).
In general, before a home is acquired or when an acquired home first becomes vacant, our in-house teams begin the renovation process by preparing a detailed renovation budget and scope of work based on an assessment of each property’s major systems and structural features. These include HVAC, roofs, pools, and plumbing and electrical systems. In addition, we also evaluate other features of our homes’ fit and finish, including appliances, landscaping, decks and/or patios and fixtures. During our initial assessment, we also determine the potential for, and potential return on, any value-additive upgrades that may reduce future operating costs or enhance rental demand and, by extension, our ability to realize more attractive rental, occupancy or turnover rates.
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
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives. We believe we have a proven ability to optimize sales prices while reducing time to sale and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our “Resident First Look” program, which facilitates home sales to our current residents, direct-to-market sales and MLS. We believe the significant local density of our portfolio, which averages approximately 4,900 homes per market as of December 31, 2017, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.

Corporate Responsibility
Our mission statement is, “Together with you, we make a house a home.” We recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. As of December 31, 2017, we have invested approximately $1.2 billion in the upfront renovation of homes in the Legacy IH portfolio, representing approximately $25,000 per home. We believe that the investments we make and the high standards to which we renovate and maintain our homes benefit our communities, creating jobs and improving the overall quality of life for our residents and their neighbors. We believe such investments improve our relationships with local communities and HOAs and enhance our brand recognition and loyalty. By offering quality homes in attractive neighborhoods, we believe we give residents the choice to rent a home in a community that may not have otherwise been attainable.
We believe in doing business with a purpose. Since our inception, we have operated to benefit our residents, our employees, and our communities by deeply embedding our values, ethics and integrity into all that we do. The way we think, act, partner, and execute is guided by our values. Our Code of Business Conduct and Ethics is posted on our corporate website and explains how we integrate our purpose, mission and values into our daily decisions. It demonstrates our commitment to our stakeholders to be a responsible corporate citizen and a good business partner.
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
Pre-IPO Transactions and Mergers
On January 31, 2017, we and our Pre-IPO Owners effected certain transactions (the “Pre-IPO Transactions”) that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, INVH LP became a consolidated subsidiary of INVH. A wholly-owned subsidiary of INVH, Invitation Homes OP GP LLC, serves as INVH LP’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis in our 2017 financial statements. Accordingly, after January 31, 2017, our consolidated financial statements include the accounts of INVH and its wholly-owned subsidiaries. Prior to that date, our consolidated financial statements include the combined accounts of INVH LP and the IH Holding Entities and their wholly-owned subsidiaries.
On February 6, 2017, Invitation Homes Inc. changed its jurisdiction of incorporation to Maryland. The Pre-IPO Transactions also included amendments to the Invitation Homes Inc. charter which provide for the issuance of up to 9,000,000,000 shares of common stock.
On February 6, 2017, Invitation Homes Inc. completed an initial public offering of 88,550,000 shares of common stock at a price to the public of $20.00 per share (the “IPO”). An additional 221,826,634 shares of common stock were issued to the Pre-IPO Owners, including stock held by directors, officers, and employees as part of the Pre-IPO Transactions.
On the Merger Date, we completed the Mergers with SWH. Under the terms of the Merger Agreement, each outstanding SWH common share was converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SWH Partnership was converted into 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SWH (an “SWH RSU”) that vested as a result of the Mergers was automatically converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). After giving effect to the Mergers, as of December 31, 2017, INVH owns a 98.2% partnership interest in INVH LP and has the full, exclusive and complete responsibility for and discretion over the day to day management and control of INVH LP.
Risk Management
We face various forms of risk in our business ranging from broad economic, housing market and interest rate risks, to more specific factors, such as credit risk related to our residents, re-leasing of properties and competition for properties. We believe that the systems and processes developed by our experienced executive team since commencing our operations allow us to monitor, manage and ultimately mitigate these risks. For example, we seek to minimize bad debt expense through our robust, standardized resident screening process (which includes credit checks, evaluations of household income and criminal background checks), as well as by utilizing Automated Clearing House, which includes an auto-pay feature, to facilitate the collection of a majority of our rental payments. In addition, we track resident delinquency on a daily basis and assess any late fees promptly in accordance with the terms of our lease (typically between the third and fifth calendar day of the month).
Insurance
We maintain property, casualty and corporate-level insurance coverage related to our business, including general liability, business auto, umbrella, commercial crime, directors’ and officers’ liability, fiduciary liability, cyber liability, employment practices liability and workers’ compensation insurance. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to deductibles and coverage exclusions, and we are self-insured up to the amount of such deductibles and exclusions. See Part I. Item 1A. “Risk Factors—Risks Related to Our Business and Industry—We may suffer losses that are not covered by insurance.”
Systems and Technology
Effective systems and technology are essential components of our business. We have made significant investments in our lease management, construction management, property and corporate accounting and asset management systems. These systems have been designed to be scalable to accommodate continued growth in our portfolio of single-family homes for lease. Our website is fully integrated into our resident accounting and leasing system. From our website, which is accessible from mobile devices, prospective residents can browse homes available for rent, request additional information and apply to rent a specific home. Through our online resident portal and native mobile applications, existing residents can set up automatic payments and request maintenance service. Our system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system also interfaces with our third party resident screening vendor partner to expedite evaluations of prospective residents’ rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine lists and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.
Competition
We face competition from different sources in each of our two primary activities: acquiring properties and renting our properties. We believe our competitors in acquiring properties for investment purposes are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be rented or restored and sold, and larger investors, including private equity funds and other real estate investment trusts (“REITs”), that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs and other sizable private institutional investors. These same competitors may also compete with us for residents. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio and adversely impact our ability to achieve attractive total returns. However, we believe that our acquisition platform, our extensive in-market property operations infrastructure and local expertise in our markets provide us with competitive advantages.
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

Regulation
General
Our properties are subject to various covenants, laws, ordinances, and rules. We believe that we are in material compliance with such covenants, laws, ordinances and rules, and we also require that our residents agree to comply with such covenants, laws, ordinances and rules in their leases with us.
Fair Housing Act
The Fair Housing Act (“FHA”) and its state law counterparts, and the regulations promulgated by the United States Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women and people securing custody of children under the age of 18), handicap or, in some states, financial capability. We train our associates on a regular basis regarding such laws and regulations and we believe that our properties are in compliance with the FHA and other such regulations.
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
Broker Licensure
We own internal brokerages to serve each state in which we operate, and utilize both a centralized leasing team and in-market leasing agents who work with us to lease our homes. Our internal brokerages are subject to numerous federal, state and local laws and regulations that govern the licensure of real estate brokers and affiliate brokers and set forth standards for, and prohibitions on, the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our internal brokerages.
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

Employees
As of December 31, 2017, we had 1,445 dedicated full-time personnel, which we supplement with temporary and contract resources. None of our personnel are covered by a collective bargaining agreement.
REIT Qualification
We have elected to qualify as a REIT for United States federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to United States federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for United States federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.
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

ITEM 1A. RISK FACTORS
The risk factors noted in this section and other factors noted throughout this Annual Report on Form 10-K, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement and should be considered carefully in evaluating our company and our business.
Risks Related to Our Business and Industry
Our operating results are subject to general economic conditions and risks associated with our real estate assets.
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, many of which are beyond our control, including, without limitation:

•	changes in national, regional or local economic, demographic or real estate market conditions;

•	changes in job markets and employment levels on a national, regional and local basis;

•	declines in the value of residential real estate;

•	overall conditions in the housing market, including:

•	macroeconomic shifts in demand for rental homes;

•	inability to lease or re-lease homes to residents on a timely basis, on attractive terms or at all;

•	failure of residents to pay rent when due or otherwise perform their lease obligations;

•	unanticipated repairs, capital expenditures, weather related damages or other costs;

•	uninsured damages; and

•	increases in property taxes, HOA fees and insurance costs;

•	level of competition for suitable rental homes;

•	terms and conditions of purchase contracts;

•	costs and time period required to convert acquisitions to rental homes;

•	changes in interest rates and availability of financing that may render the acquisition of any homes difficult or unattractive;
•the liquidity of real estate investments, generally;
•the short-term nature of most residential leases and the costs and potential delays in re-leasing;
•changes in laws, including those that increase operating expenses or limit our ability to increase rental rates;

•	the impact of potential reforms relating to government-sponsored enterprises involved in the home finance and mortgage markets;

•
rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;

•	disputes and potential negative publicity in connection with eviction proceedings;

•	construction of new supply;

•	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

•	fraud by borrowers, originators and/or sellers of mortgage loans;

•	undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations;

•	casualty or condemnation losses;

•	the geographic mix of our properties;

•	the cost, quality and condition of the properties we are able to acquire; and

•	our ability to provide adequate management, maintenance and insurance.
Any one or more of these factors could adversely affect our business, financial condition and results of operations.
We are employing a business model with a limited track record, which may make our business difficult to evaluate.
Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our stock price to decline significantly.
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
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of over 80,000 homes as of December 31, 2017. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:

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
We have recorded consolidated net losses in the years ended December 31, 2017, 2016 and 2015. These net losses were inclusive in each period of significant non-cash charges, consisting primarily of depreciation and amortization expense. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may likely continue to record net losses in future periods.

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
In addition, the implementation of our business plan may require that we employ additional qualified personnel. We are also required to devote significant management attention and resources to the integration of our and Legacy SWH’s business practices and operations. Competition for highly skilled managerial, investment, financial and operational personnel is intense. As additional large real estate investors enter into and expand their scale within the single-family rental business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.
Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified personnel or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.
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
In addition to general, regional, national and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results and ability to make distributions to our stockholders and cause the value of our common stock to decline.
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
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings and condominium units. Competing properties may be newer, better located and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.
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
Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take, or what remedies they may seek.
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
We are authorized to follow a broad investment policy established by our board of directors and subject to implementation by our management. Our board of directors periodically reviews and updates the investment policy and also reviews our portfolio of residential real estate, but it generally does not review or approve specific property acquisitions. Our success depends on our ability to acquire properties that can be quickly possessed, renovated, repaired, upgraded and rented with minimal expense and maintained in quality condition. In determining whether a particular property meets our investment criteria, we also make a number of assumptions, including, among other things, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing and resident default rates. These assumptions may prove inaccurate, particularly since the properties that we acquire vary materially in terms of time to possession, renovation, quality and type of construction, geographic location and hazards. As a result, we may pay too much for properties we acquire and/or overvalue our properties, or our properties may fail to perform as anticipated. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria, including assumptions related to our ability to lease properties we have purchased.
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
We have entered into a three-year contract with a third party vendor to provide certain services for our properties. Because of the large volume of services under this contract only a limited number of companies are capable of servicing our needs on this scale, accordingly, the inability or unwillingness of this vendor, to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.

We generally do not have exclusive or long-term contractual relationships with third party providers and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage and supervise appropriate third parties to provide these services, our reputation and financial results may suffer.
We rely on the systems of our third party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.
Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, misconduct, incompetence or theft by our third party service providers. In addition, any removal or termination of third party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third party service providers will reflect poorly on us and could significantly damage our reputation among desirable residents. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines or penalties and our reputation may suffer. In the event of failure by our general contractors to pay their subcontractors, our properties may be subject to filings of mechanics or materialmen liens, which we may need to resolve to remain in compliance with certain debt covenants, and for which indemnification from the general contractors may not be available.
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
We have acquired and disposed of, and may continue to acquire and dispose of, properties we acquire or sell in bulk from or to other owners of single-family homes, banks and loan servicers. When we purchase properties in this manner, we often do not have the opportunity to conduct interior inspections or conduct more than cursory exterior inspections on a portion of the properties. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. Bulk portfolio acquisitions are also more complex than single-family home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the bulk portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes be purchased as a package even though we may not want to purchase certain individual assets in the bulk portfolio.
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
A significant number of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. The HOAs in which we own our properties may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to restore, market, lease or operate our properties in accordance with our investment strategy or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Some HOAs impose limits on the number of property owners who may rent their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs of lost rental revenue. Furthermore, we may have residents who violate HOA rules and incur fines for which we may be liable as the property owner and for which we may not be able to obtain reimbursement from the resident. Additionally, the governing bodies of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from renting such property or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties. Several states have enacted laws that provide that a lien for unpaid monies owed to an HOA may be senior to or extinguish mortgage liens on properties. Such actions, if not cured, may give rise to events of default under certain of our indebtedness, which could have a material adverse impact on us.
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
The properties we acquire may often be vacant at the time of closing and we may acquire multiple vacant properties in close geographic proximity to one another. We may not be successful in locating residents to lease the individual properties that we acquire as quickly as we had expected or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those properties without longer-than-assumed delays, which may result in increased renovation and maintenance costs. In addition, the value of a vacant property could be substantially impaired. As a result, if vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, which may have a material adverse effect on us.
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
Substantially all of our new leases have a duration of one to two years. As such leases permit the residents to leave at the end of the lease term, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected. In addition, most of our potential residents are represented by leasing agents and we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may miss out on the ability to raise rents in an appreciating market and be locked into a lower rent until such lease expires.
Many factors impact the single-family rental market, and if rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash could decline.
The success of our business model depends, in part, on conditions in the single-family rental market in our markets. Our investment strategy is premised on assumptions about occupancy levels, rental rates, interest rates and other factors, and if those assumptions prove to be inaccurate, our cash flows and profitability will be reduced. Recent strengthening of the United States economy and job growth, coupled with government programs designed to keep homeowners in their homes and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets at below replacement costs and convert them to productive uses, the supply of single-family rental properties will decrease, which may increase competition for residents, limit our strategic opportunities and increase the cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.
We may not have control over timing and costs arising from renovating our properties, and the cost of maintaining rental properties is generally higher than the cost of maintaining owner-occupied homes, which will affect our costs of operations and may adversely impact our ability to make distributions to our stockholders.
Renters impose additional risks to owning real property. Renters do not have the same interest as an owner in maintaining a property and its contents and generally do not participate in any appreciation of the property. Accordingly, renters may damage a property and its contents, and may not be forthright in reporting damages or amenable to repairing them completely or at all. A rental property may need repairs and/or improvements after each resident vacates the premises, the costs of which may exceed any security deposit provided to us by the resident when the rental property was originally leased. Accordingly, the cost of maintaining rental properties can be higher than the cost of maintaining owner-occupied homes, which will affect our costs of operations and may adversely impact our ability to make distributions to our stockholders.
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
Our operations are dependent upon our information systems that support our business processes, including marketing, leasing, vendor communications, finance, intracompany communications, resident portal and property management platforms, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third party service providers, and a significant portion of our business operations are conducted over the Internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet or operations at our third party service providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet or at our third party service providers could negatively impact our operations.
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
Our participation in joint venture investments may limit our ability to invest in certain markets, and we may be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and disputes between us and our joint venture partners.
We currently, and may in the future co-invest with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These joint ventures may be subject to restrictions that prohibit us from making other investments in certain markets until all of the funds in such partnership, joint venture or other entity are invested or committed. In addition, we may also not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity, and our joint venture partners could take actions that are not within our control. Such actions could, among other things, impact our ability to maintain our status as a REIT. Further, investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, any of our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of any of our third-party partners or co-venturers.
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

We are subject to risks associated with an SEC investigation captioned “In the Matter of Certain Single Family Rental Securitizations.”
Radian Group Inc. (“Radian”), the indirect parent company of Green River Capital LLC (“GRC”), which is a service provider that provides certain broker price opinions (“BPO”) to us and previously provided BPOs to Legacy SWH, disclosed in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 that GRC had received a letter in March 2017 from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations” and requesting information from market participants. Radian disclosed that the letter asked GRC to provide information regarding BPOs that GRC provided on properties included in single family rental securitization transactions (“Securitizations”).
In September 2017, we and Legacy SWH each received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” Each letter enclosed a subpoena that requests the production of certain documents and communications related to Securitizations by us and Legacy SWH (and their predecessors), respectively, including, without limitation: transaction documents and offering materials; agreements with providers of BPOs and/or due diligence services for Securitizations; identification of employees primarily responsible for handling BPOs; documents provided to rating agencies or third-party BPO providers regarding capital expenditures and/or renovation costs for properties underlying Securitizations; communications with certain transaction parties regarding BPOs in Securitizations; and documents regarding BPO orders and documents and communications with BPO providers regarding requests that a BPO be reviewed, re-done, analyzed, modified, corrected and/or adjusted. We have provided documents and communications responsive to the subpoenas to the SEC. We understand that other transaction parties in Securitizations have received requests in this matter.
To the extent that an investigation results in allegations or a determination that we and/or Legacy SWH failed to comply with applicable laws or regulations (including without limitation, the securities laws and their disclosure requirements), this could lead to: regulatory enforcement actions or other litigation; civil or criminal liability for us; the imposition of fines, penalties or damages on us; impairment of our ability to raise capital; and losses on, or decreases in market value of, our stock and securities issued in Securitizations sponsored by us (and our predecessors). These occurrences could materially and adversely affect our business, reputation, financial condition, liquidity and results of operations and could also materially and adversely affect our ability to make payments, including payments at maturity, under the loans relating to our Securitizations. As the SEC’s investigation is ongoing, we cannot currently predict the timing, outcome or scope of such investigation.
Additionally, if the SEC determines that the BPO values used by us were flawed, losses on, or a decrease in market value of, our stock and securities issued in Securitizations sponsored by us (and our predecessors) could occur. BPOs are inherently subjective, and variances may occur between valuations of a property for a variety of reasons, including, without limitation: BPO providers are not licensed appraisers, perform less formal evaluations of properties than full appraisals and do not perform physical inspections or evaluate the condition of the interiors or other factors not easily viewed from outside of the properties; differences in the point in time at which an agent examined properties; inherent limitations in the methodologies for estimating property values through the use of BPOs; and differences in the application of methodologies by agents (including selection of different comparable sales properties).
We may suffer losses that are not covered by insurance.
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, pollution, acts of war, acts of terrorism or riots, certain environmental hazards and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity or wind and/or flood risk. Properties located in active seismic areas include properties throughout California and Seattle. A number of our properties are also located in Texas, Florida and Charlotte, which are areas known to be subject to wind and/or flood risk. While we have multi-year policies for earthquakes and hurricane and/or flood risk, our properties may nonetheless incur a casualty loss that is not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.
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
•repaying debt or buying back stock;
•creating working capital reserves; or
•making repairs, maintenance or other capital improvements or expenditures to our remaining properties.
Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. For example, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Code, or dispose of our properties through a taxable REIT subsidiary (“TRS”), in which case we will incur corporate level tax on any net gains from such dispositions.
We incurred substantial expenses related to the Mergers and will continue to incur substantial expenses in integrating the Legacy SWH business into our business.
We incurred substantial accounting, financial advisory, legal and other costs, and the management team devoted considerable time and effort in connection with the Mergers. We will continue to incur significant additional costs in connection with the completion of the Mergers in addition to the other costs already incurred.
We expect to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, policies and procedures of the two companies. The fees and expenses may be significant and could have an adverse impact on our results of operations.

Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the Mergers could, particularly in the near term, exceed the savings from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the Mergers. If the expenses we incur as a result of the Mergers are higher than anticipated, our results of operations may be adversely affected.
We may be unable to integrate our business and the Legacy SWH business successfully and realize the anticipated synergies and other expected benefits of the Mergers on the anticipated timeframe or at all.
The Mergers involved the combination of two companies which previously operated as independent public companies. We expect to benefit from the elimination of duplicative costs associated with supporting a public company platform and the resulting economies of scale. These savings are not expected to be fully realized until full integration, which is not expected to occur until 2019. We are required to devote significant management attention and resources to the integration of ours and Legacy SWH’s business practices and operations. The potential difficulties we may encounter in the integration process include the following:

•
 the inability to successfully combine ours and Legacy SWH’s business in a manner that permits us to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated or at all;

•	the complexities associated with integrating personnel from the two companies;

•	the complexities of combining two companies with different histories, geographic footprints and rental properties;

•	the complexities in combining two companies with separate technology systems;

•	potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the Mergers;

•	failure to perform by third party service providers who provide key services for us; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect our ability to maintain relationships with operators, vendors and employees, to achieve the anticipated benefits of the Mergers, or could otherwise materially and adversely affect our business and financial results.
Our future results will suffer if we do not effectively manage our expanded operations following the Mergers.
Following the Mergers, the size of our business is significantly greater than the size of either of the two companies’ businesses prior to the Mergers. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits currently anticipated to result from the Mergers.
We may have failed to uncover all liabilities of Legacy SWH business through the due diligence process prior to the Mergers, exposing us to potentially large, unanticipated costs.
Prior to completing the Mergers, we performed certain due diligence reviews of the Legacy SWH business. In view of timing and other considerations relevant to successfully achieving the closing of the Mergers, our due diligence reviews were necessarily limited in nature and may not adequately have uncovered all of the contingent or undisclosed liabilities we may incur as a consequence of the Mergers. Any such liabilities could cause us to experience potentially significant losses, which could materially adversely affect our business, results of operations and financial condition.

Risks Related to Our Indebtedness
Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of the refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; (6) the risk that necessary capital expenditures cannot be financed on favorable terms; and (7) the value of the collateral securing our indebtedness may fluctuate and fall below the amount of indebtedness it secures. If a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.
We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2017, we had approximately $9,718.2 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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
We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. Our inability to obtain financing could have negative effects on our business. Among other things, we could have difficulty acquiring, re-developing or maintaining our properties, which would materially and adversely affect our business strategy and portfolio, and may result in our: (1) liquidity being adversely affected; (2) inability to repay or refinance our indebtedness on or before its maturity; (3) making higher interest and principal payments or selling some of our assets on terms unfavorable to us to service our indebtedness; or (4) issuing additional capital stock, which could further dilute the ownership of our existing stockholders.

Our access to additional third-party sources of financing will depend, in part, on:

•	general market conditions;

•	the market’s perception of our growth potential;

•	with respect to acquisition financing, the market’s perception of the value of the homes to be acquired;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price of our common stock.
Potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.
Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our rental homes.
Incurring mortgage and other secured indebtedness increases our risk of loss of our ownership interests in our rental homes because defaults thereunder, and/or the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure of any of our rental homes would be treated as a sale of the home for a purchase price equal to the outstanding balance of the indebtedness secured by such rental home. If the outstanding balance of the indebtedness secured by such rental home exceeds our tax basis in the rental home, we would recognize taxable income on foreclosure without receiving any cash proceeds.
Covenants in our debt agreements may restrict our operating activities and adversely affect our financial condition.
Our existing debt agreements contain, and future debt agreements may contain, financial and/or operating covenants including, among other things, certain coverage ratios, as well as limitations on the ability to incur additional secured and unsecured debt and otherwise affect our distribution and operating policies. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. A default under one of our debt agreements could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations. Additionally, borrowing base requirements associated with our financing arrangements may prevent us from drawing upon our total maximum capacity under these financing arrangements if sufficient collateral, in accordance with our facility agreements, is not available.
For example, our mortgage loans require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash as the lender elects, including prepayment of principal and amounts due under the loans. These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for United States federal income tax purposes.
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
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Senior Notes or to repurchase the Convertible Senior Notes upon a fundamental change; our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Senior Notes.
Holders of the Convertible Senior Notes (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Convertible Senior Notes, unless we elect to deliver solely common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share of stock), we will be required to make cash payments in respect of the Convertible Senior Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or to pay the cash amounts due upon conversion of the Convertible Senior Notes. In addition, our ability to repurchase the Convertible Senior Notes or to pay cash upon conversion of the Convertible Senior Notes may be limited by law, by regulatory authority or by future agreements governing our indebtedness. The failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Convertible Senior Note indentures or to pay any cash due and payable on the Convertible Senior Notes as required by the Convertible Senior Note indentures would constitute a default under the indentures. A default under the Convertible Senior Note indentures or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments thereon.
The conditional conversion feature of the Convertible Senior Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Senior Notes is triggered, holders of Convertible Senior Notes will be entitled to convert the Convertible Senior Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Senior Notes, unless we elect to satisfy our conversion obligation by delivering solely common stock (other than paying cash in lieu of delivering any fractional share of stock), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.
Under generally accepted accounting principles, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Convertible Senior Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option is recorded as a fair value adjustment to the debt component of the Convertible Senior Notes. The adjustment is treated like a discount for accounting purposes and is amortized into interest expense over the term of the Convertible Senior Notes using an effective interest method. As a result, we will initially be required to record a greater amount of non-cash interest expense because of the amortization of fair value adjustment to the Convertible Senior Notes’ face amount over the term of the Convertible Senior Notes. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the fair value adjustment and the Convertible Senior Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Senior Notes.
Under certain circumstances, convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that the stocks issuable upon conversion of convertible debt instruments are not included in the calculation of diluted earnings per share except to the extent that the conversion value of convertible debt instruments exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, convertible debt instruments are accounted for as if the number of shares our common stock that would be necessary to settle such excess, if we elected to settle such excess in stock, are issued. However, because we have the intent and ability to settle the Convertible Senior Notes in cash, the potential shares of common stock contingently issuable up on conversion are excluded from our earnings per share. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method or that we will continue to maintain the intent and ability to settle the Convertible Senior Notes in cash. If either of these scenarios occur, our diluted earnings per share could be adversely affected.
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
Borrowings under our debt instruments totaling $8,146.8 million as of December 31, 2017 bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for more information), each 100 basis point change in interest rates on our floating rate indebtedness would result in a $20.3 million change in annual interest expense.
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
Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. We are unable to predict the effect of any changes, any establishment of alternative reference rates or any other reforms to LIBOR or any replacement of LIBOR that may be enacted in the United Kingdom or elsewhere. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by us or on our overall financial condition or results of operations.
The REIT provisions of the Code may also limit our ability to hedge effectively. See “—Risks Related to our REIT Status and Certain Other Tax Items—Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”
Risks Related to Our Organization and Structure
Our Sponsor may exercise significant influence over us and its interests may conflict with ours or yours in the future.
As of March 22, 2018, affiliates of our Sponsor beneficially owned approximately 42% of our common stock. Moreover, under our amended stockholders’ agreement with our Sponsor and its affiliates, so long as our Pre-IPO Owners and their affiliates together continue to beneficially own at least 5% of the shares of our common stock entitled to vote generally in the election of directors, we will nominate a certain number of individuals designated by our Sponsor, whom we refer to as the “Sponsor Directors,” for election to our board of directors as specified in our stockholders’ agreement and our Sponsor must consent to any change to the number of our directors. Sponsor Directors may not be removed without the consent of our Sponsor and any change in the number of our directors requires the consent of our Sponsor.
Although our Sponsor and its affiliates do not own shares of our stock representing a majority of our total voting power, our Sponsor is still able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, our Sponsor has significant influence with respect to our management, business plans and policies, including the election and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
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

Even though we are no longer a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”), we may for a limited time continue to rely on exemptions from certain corporate governance requirements. During such time, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of November 16, 2017, the effective date of the Mergers, affiliates of our Sponsor no longer control a majority of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we ceased to be a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company which ceases to be a “controlled company” has a limited grace period to comply with certain corporate governance requirements, including the requirement that, within one year of the date of the listing of our common stock we have a nominating and corporate governance committee that is comprised entirely of independent directors.
We have a majority of independent directors on our nominating and corporate governance committee; however, it is not comprised entirely of independent directors. We intend to continue to utilize this exemption until the first anniversary of Merger Date. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with this Annual Report on Form 10-K under the Securities Act, we will be required to furnish a report by management on the effectiveness of our internal controls over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act. Once we are no longer an emerging growth company, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing, and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly, and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting is effective or if, once we are no longer an emerging growth company, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:

•
“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares of stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock; and

•
“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers or by our employees who are also directors of our company.

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
Our charter permits our board of directors, without any action by our stockholders, to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and set or change the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, our board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares of stock over the then current market price of our common stock.
Certain provisions in the indentures governing the Convertible Senior Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the Convertible Senior Notes and the related indentures could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the Convertible Senior Notes will have the right to require us to repurchase their Convertible Senior Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their Convertible Senior Notes in connection with such takeover. In either case, and in other cases, our obligations under the Convertible Senior Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, our Sponsor and each of our non-employee directors (including those designated by our Sponsor), and any of their affiliates, may:

•
acquire, hold and dispose of interests in us and/or our subsidiaries, including shares of our stock or common units of partnership interest (“OP Units”) in INVH LP for his, her or its own account or for the account of others, and exercise all of the rights of a stockholder of Invitation Homes Inc., or a limited partner of INVH LP, to the same extent and in the same manner as if he, she or it were not our director or stockholder; and

•
in his, her or its personal capacity or in his, her or its capacity, as applicable, as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation or disposition of interests in mortgages, real property or persons engaged in the real estate business.

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
In August 2012, Congress enacted the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which expands the scope of United States sanctions against Iran. More specifically, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving
Iran or other individuals and entities targeted by certain Office of Foreign Assets Control sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they would otherwise be permissible under United States law. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic report, and the SEC is required to post this notice of disclosure on its website and send the report to the United States President and certain United States Congressional committees.
The United States President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Under ITRSHRA, we would be required to report if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us. Because we may be deemed to be an affiliate of our Sponsor, affiliates of our Sponsor may also be considered our affiliates. Affiliates of our Sponsor have in the past and may in the future be required to make disclosures pursuant to ITRSHRA. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to United States federal income tax on our taxable income at regular corporate income tax rates;

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

•	we could be subject to the federal alternative minimum tax (for taxable years beginning before December 31, 2017) and possibly increased state and local taxes; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to United States federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file United States federal income tax returns and seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including income, franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full United States federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and limit our expansion opportunities.
In order to qualify as a REIT for United States federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% (25% for any taxable year beginning before January 1, 2018) of the value of our total assets. In addition, no more than 5% of the value of our assets (other than qualified real estate assets and government securities) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”), or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable United States Treasury (“Treasury”) regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to qualify and to maintain our qualification as a REIT. This exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or, subject to the limitations on the value of and income from our TRSs, implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS, provided, however, losses in our TRS arising in taxable years beginning after December 31, 2017, may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.
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
Even if we qualify to be subject to United States federal income tax as a REIT, we could be subject to tax on any unrealized net built-in gains in certain assets.
As part of our Pre-IPO Transactions, we acquired certain appreciated assets that were held (directly or indirectly) in part by one or more C corporations in transactions in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted basis of such assets in the hands of such C corporations. If we dispose of any such appreciated assets during the five-year period following the date we acquired those assets, we will be subject to United States federal income tax on the portion of such gain attributable to such C corporations at the highest corporate tax rates to the extent of the excess of the fair market value of such assets on the date that we acquired those assets over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built- in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we acquired those assets and the portion of such assets which were held by C corporations prior to their contribution to us.

Our charter does not permit any person to own more than 9.8% of our outstanding common stock or of our outstanding stock of all classes or series, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for United States federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares of stock, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of the outstanding shares of our stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our board of directors will result either in the shares of stock in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares of stock will not have any rights in such excess shares of stock, or in the transfer being void. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status). In addition, our board of directors granted an exemption from the ownership limit to our Sponsor and its affiliates, which may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.
We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with generally accepted accounting principles), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current and accumulated earnings and profits, as determined for United States federal income tax purposes. As a result, United States stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, United States holders receiving a distribution of our stock may be required to sell stocks received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a United States stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-United States holders, we may be required to withhold United States tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the stock included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
No assurance can be given that the Internal Revenue Service (“IRS”) will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends payable by REITs do not generally qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to qualified dividend income payable to certain non-corporate United States stockholders is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those non-corporate United States stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those United States stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by C corporations. Although the legislation benefits the taxation of REITs and dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of United States federal income tax laws applicable to investments similar to an investment in shares of our common stock. In addition, recently enacted tax reform legislation (the “Tax Cuts and Jobs Act” or “TCJA”) has resulted in fundamental changes to the Code. Among the numerous changes included in the TCJA is a deduction of 20% of ordinary REIT dividends for non-corporate taxpayers for tax years beginning on or after January 1, 2018 through 2025. The impact of the TCJA on an investment in our stock is uncertain. We cannot assure you that the TCJA or any such other changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the TCJA on your investment in our stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (and, for taxable years beginning after December 31, 2017, no more than 25%) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). A TRS will pay United States federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Any TRS we own, as a domestic corporation, will pay United States federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us cannot exceed 20% (and, for taxable years beginning before January 1, 2018, 25%) of the value of our total assets (including the TRS stock and securities). Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 20% (or 25%, as applicable) limitation discussed above or to avoid application of the 100% excise tax discussed above.
Re-characterization of leases as financings transactions may negatively affect us.
While we generally intend to use reasonable commercial efforts to structure any lease transaction so that the lease will be characterized as a “true lease,” with us treated as the owner and lessor of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any lease transaction is challenged and re-characterized as a seller-financed conditional sale transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. In addition, if we enter such transactions at the REIT level, in the event of re-characterization, the REIT could be subject to prohibited transaction taxes. Finally, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year and require us to pay deficiency dividends, interest and penalty taxes in order to maintain REIT status.
Risks Related to Ownership of Our Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
We have elected to qualify as a REIT for United States federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any REIT taxable income retained by a REIT, including capital gains. We anticipate making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets or reduce such distributions. If such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions. All distributions will be made at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for United States federal income tax purposes to the extent of the holder’s adjusted tax basis in their stock. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s stock, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.

The market price of our common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of cash dividends.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of stock without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is possible that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our stock could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share of stock. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Dallas, Texas at 1717 Main Street.
The following table provides summary information regarding our total portfolio as of and for the periods ended December 31, 2017 as noted below:

			Legacy IH
Market	Total Portfolio Number of Homes(1)	Legacy SWH Number of Homes(1)	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States
Southern California	8,384	3,752	4,632	95.5%	$2,267	$1.33	12.7%
Northern California	4,606	1,759	2,847	95.8%	1,780	1.13	6.7%
Seattle	3,271	N/A	3,271	94.7%	1,956	1.03	8.3%
Phoenix	7,435	1,990	5,445	95.3%	1,179	0.74	8.2%
Las Vegas	2,708	1,745	963	95.2%	1,463	0.76	1.8%
Denver	2,195	2,195	N/A	N/A	N/A	N/A	N/A
Western United States Subtotal	28,599	11,441	17,158	95.3%	1,736	1.02	37.7%

Florida
South Florida	9,334	3,768	5,566	93.4%	2,186	1.14	14.6%
Tampa	8,853	3,920	4,933	94.4%	1,594	0.82	9.6%
Orlando	5,679	1,943	3,736	95.4%	1,527	0.80	7.0%
Jacksonville	1,945	N/A	1,945	94.6%	1,569	0.79	3.8%
Florida Subtotal	25,811	9,631	16,180	94.3%	1,778	0.92	35.0%

Southeastern United States
Atlanta	12,428	5,075	7,353	94.9%	1,389	0.67	12.6%
Charlotte	4,895	1,721	3,174	94.1%	1,386	0.70	5.2%
Nashville	761	761	N/A	N/A	N/A	N/A	N/A
Southeastern United States Subtotal	18,084	7,557	10,527	94.7%	1,388	0.68	17.8%

Texas
Houston	2,597	2,597	N/A	N/A	N/A	N/A	N/A
Dallas	2,270	2,270	N/A	N/A	N/A	N/A	N/A
Texas Subtotal	4,867	4,867	N/A	N/A	N/A	N/A	N/A

Midwest United States
Chicago	4,031	1,157	2,874	93.2%	2,023	1.20	6.9%
Minneapolis	1,178	N/A	1,178	95.0%	1,773	0.89	2.6%
Midwest United States Subtotal	5,209	1,157	4,052	93.7%	1,950	1.10	9.5%
Total/Average	82,570	34,653	47,917	94.7%	$1,692	$0.91	100.0%

(1)	As of December 31, 2017.

(2)	Represents average occupancy of the Legacy IH portfolio for the year ended December 31, 2017.

(3)	Represents average monthly rent, net of rental concessions, of the Legacy IH portfolio for the year ended December 31, 2017.

(4)	Represents the percentage of total revenue of the Legacy IH portfolio generated in each market for the year ended December 31, 2017.

ITEM 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We do not believe the following matters will have a materially adverse impact on our consolidated financial statements, and no accruals for the following items have been recorded in our consolidated financial statements, as we have not determined that any loss is probable, nor is the amount of any potential loss estimable.
Litigation Relating to the Mergers
Two putative class actions were filed by purported stockholders of SWH challenging the Mergers. The first suit, styled as Berg v. Starwood Waypoint Homes, et. al., No. 1:17-cv-02896, was filed in the United States District Court for the District of Maryland on September 29, 2017, against SWH, SWH Partnership, SWH’s trustees, us, INVH LP, and REIT Merger Sub (the “Berg Lawsuit”). The second suit, styled as Bushansky v. Starwood Waypoint Homes, et. al., No. 1:17-cv-02936, was filed in the United States District Court for the District of Maryland on October 4, 2017, against SWH, SWH Partnership and SWH’s trustees (the “Bushansky Lawsuit” and, collectively with the Berg Lawsuit, the “Lawsuits”). Both Lawsuits were dismissed effective as of December 12, 2017, with prejudice as to plaintiffs only and without prejudice as to the claims on behalf of the putative class.
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
In September 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations, including, without limitation, those related to BPOs provided on our properties included in our Securitizations. The SEC letter indicates that its investigation is a fact-finding inquiry and does not mean that the SEC has a negative opinion of any person or security. We are cooperating with the SEC and have provided information requested in the subpoena. We understand that other transaction parties in securitizations have received requests in this matter. As the SEC’s investigation is ongoing, we cannot currently predict the timing, outcome or scope of such investigation.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On February 6, 2017, we completed an initial public offering of our common stock at price to the public of $20.00 per share. Prior to that time, there was no public market for our stock. Our common stock began trading on the NYSE on February 1, 2017 under the symbol “INVH.” The following table sets forth on a per share basis, for the periods indicated, the high and low sales prices of our common stock as reported by the NYSE:

	High	Low
2017
First Quarter (beginning February 1, 2017)	$22.15	$19.80
Second Quarter	$22.43	$21.01
Third Quarter	$23.56	$20.76
Fourth Quarter	$24.30	$22.04
In connection with the consummation of the Mergers, on November 16, 2017, we issued 207,448,958 shares of common stock, $0.01 par value per share, in exchange for all issued and outstanding shares of SWH common stock.
Holders
As of March 22, 2018, there were 48 holders of record of our shares of 520,364,636 common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers and other financial institutions.
Dividends
We have elected to qualify as a REIT for United States federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any REIT taxable income retained by a REIT, including capital gains. To satisfy the requirements to qualify as a REIT and to avoid paying tax on our income, we intend to make quarterly distributions of all, or substantially all, of our REIT taxable income (excluding net capital gains) to our stockholders.
Although we currently make quarterly distributions to our stockholders, the timing, form and amount of distributions, if any, to our stockholders, will be at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of directors may deem relevant from time to time. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, sell assets or reduce such distributions. Our board of directors reviews the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating expenses, interest expense and unanticipated expenditures, among others. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Part I. Item IA. “Risk Factors.”

The following table summarizes our dividends declared during the year ended December 31, 2017:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Paid(2)
Q4-2017	October 24, 2017	$0.08	November 7, 2017	$25,139
Q3-2017	August 15, 2017	0.08	August 31, 2017	25,200
Q2-2017	May 15, 2017	0.06	May 31, 2017	18,800
Q1-2017	N/A	N/A	N/A	N/A

(1)	Amounts are displayed in actual dollars and are paid on a per share basis.

(2)	Amounts are displayed in thousands.
Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on February 1, 2017 (the date our common stock began trading on the NYSE) for (1) our common stock, (2) the S&P 500 Total Return Index and (3) the MSCI US REIT (RMS) Total Return Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return As Of
	February 1, 2017	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Invitation Homes Inc.	$100.00	$109.15	$108.45	$113.97	$119.02
S&P 500 Index	100.00	104.04	107.25	112.06	119.50
MSCI US REIT Index	100.00	102.30	103.99	104.95	106.43

Recent Sale of Unregistered Securities
In connection with the IPO, on January 31, 2017, we and our Pre-IPO Owners, including our Sponsor, effected certain transactions that resulted in the INVH LP holding, directly or indirectly, all of the assets, liabilities and operations reflected in our consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. Upon consummation of these transactions, our Pre-IPO Owners acquired an aggregate of 221,826,634 shares of common stock of Invitation Homes Inc., including underlying restricted stock units (“RSUs”) that were granted to directors, officers and employees. Such securities were issued in reliance on the exemption contained in Section 4(a)(2) of the Securities Act, as transactions by issuers not involving a public offering. No general solicitation or underwriters was involved in such issuances.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2017, regarding shares of our common stock that may be issued under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) and the Colony Starwood Homes Equity Plan and the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (the “SWH Equity Plans”):

	As of December 31, 2017
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by stockholders:
Omnibus Incentive Plan	2,556,297	—	12,033,624
SWH Equity Plans(4)	949,698	—	—
Equity compensation plans not approved by stockholders	—	—	—
Total	3,505,995	—	12,033,624

(1)
Includes shares of our common stock that may be issued upon the vesting of time-vesting and performance-vesting RSUs. The number of shares to be issued in respect of performance-vesting RSUs has been calculated assumes maximum levels of performance will be achieved.

(2)	Because there is no exercise price associated with RSUs, no amounts are included above.

(3)	Excludes securities reflected in the Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights column above.

(4)
On November 16, 2017, in connection with the Mergers, we assumed the SWH Equity Plans. As the SWH Equity Plans were previously approved by SWH’s shareholders before we assumed these plans, and as we will not make future grants or awards under these plans, they are listed as “approved by stockholders.” As such, the 4,463,857 securities remaining available under the SWH Equity Plans have been excluded from the table above.

Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2017.

ITEM 6. SELECTED FINANCIAL DATA
The selected data set forth below under the captions “Selected Statement of Operations Data” and “Summary Balance Sheet Data” for or as of each of the years in the four year period ended December 31, 2017 are derived from our audited consolidated financial statements. Our consolidated balance sheets as of December 31, 2017 and 2016 and consolidated statements of operations for each of the years in the three year period ended December 31, 2017 are included in Part IV. Item 15. “Exhibits and Financial Statement Schedules" of this Annual Report on Form 10-K.
On November 16, 2017, we consummated the Mergers with SWH; and since the Merger Date, the results of operations from the Legacy SWH portfolio of homes have contributed to our growth. The selected consolidated financial data should be read in conjunction with Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included in this Annual Report on Form 10-K.

($ in thousands, except per share data)	For the Years Ended December 31,
Selected Statement of Operations Data:	2017	2016	2015	2014
Total revenues	$1,054,456	$922,587	$836,049	$658,722
Total operating expenses	936,249	731,810	721,672	690,545
Operating income	118,207	190,777	114,377	(31,823)
Total other expenses	(257,929)	(287,606)	(276,857)	(237,803)
Loss from continuing operations	(139,722)	(96,829)	(162,480)	(269,626)
Gain on sale of property, net of tax	33,896	18,590	2,272	(235)
Net loss attributable to non-controlling interests	489	—	—	—
Net loss attributable to common shareholders	$(105,337)	$(78,239)	$(160,208)	$(269,861)

	February 1, 2017 through December 31, 2017(1)
Net loss available to common shareholders — basic and diluted	$(89,073)

Weighted average common shares outstanding — basic and diluted	339,423,442

Net loss per common share — basic and diluted	$(0.26)

Dividends declared per common share	$0.22

(1)
Prior to the IPO, our business was conducted through the IH Holding Entities, which did not have a common capital structure upon which to compute historical earnings per share. Accordingly, earnings per shares has not been presented for historical periods prior to the IPO.

($ in thousands)	As of December 31,
Summary Balance Sheet Data:	2017	2016	2015	2014
Investments in single-family residential properties, net	$17,312,264	$9,002,515	$9,052,701	$8,488,553
Cash and cash equivalents	179,878	198,119	274,818	285,596
Other assets, net	1,191,496	531,717	469,459	425,504
Total assets	$18,683,638	$9,732,351	$9,796,978	$9,199,653

Total debt	$9,651,662	$7,570,279	$7,725,957	$6,564,643
Other liabilities	382,101	204,649	183,990	178,409
Total liabilities	10,033,763	7,774,928	7,909,947	6,743,052
Total equity	8,649,875	1,957,423	1,887,031	2,456,601
Total liabilities and equity	$18,683,638	$9,732,351	$9,796,978	$9,199,653

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with Part I. Item 6. “Selected Financial Data,” Part I. Item 1. “Business,” and the consolidated financial statements, including the notes thereto, that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors,” “Forward-Looking Statements,” or in other parts of this report.
Unless otherwise indicated or the context otherwise requires, information presented throughout this discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2017 includes the impact of the Mergers; however, the discussion of operational information for our total and same store portfolio, including average occupancy, average rent and net effective rental rate growth, is provided with respect to the Legacy IH portfolio and does not reflect the results of the Legacy SWH portfolio.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 82,000 homes for lease in 17 markets across the country as of December 31, 2017, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We operate in markets with strong demand drivers, high barriers to entry and high rent growth potential, primarily in the Western United States, Florida and the Southeastern United States. Through disciplined market and asset selection, we and, prior to the Mergers, SWH designed our portfolios to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain and manage our homes.
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth and superior NOI growth relative to the broader United States housing and rental market. Within our 17 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools and transportation corridors. Our homes average approximately 1,850 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. As of December 31, 2017, we have invested approximately $1.2 billion in the upfront renovation of homes in the Legacy IH portfolio, representing approximately $25,000 per home, in order to address capital needs, reduce ongoing maintenance costs and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well positioned to drive strong rent growth, attractive margins and predictable cash flows.
Reorganization and Initial Public Offering
On January 31, 2017, we and our Pre-IPO Owners effected the Pre-IPO Transactions that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, INVH LP became a consolidated subsidiary of INVH. A wholly-owned subsidiary of INVH, Invitation Homes OP GP LLC, serves as INVH LP’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis in our 2017 financial statements. Accordingly, after January 31, 2017, our consolidated financial statements include the accounts of INVH and its wholly-owned subsidiaries. Prior to that date, our consolidated financial statements include the combined accounts of INVH LP and the IH Holding Entities and their wholly-owned subsidiaries.

On February 6, 2017, Invitation Homes Inc. completed an initial public offering of 88,550,000 shares of common stock at a price to the public of $20.00 per share (the “IPO”). An additional 221,826,634 shares of common stock were issued to the Pre-IPO Owners, including stock held by directors, officers, and employees as part of the Pre-IPO Transactions.
Merger with Starwood Waypoint Homes
On November 16, 2017, we completed the Mergers with SWH. We believe that the Mergers provide a number of significant potential strategic benefits and opportunities that will be in the best interests of our stockholders. More specifically, we believe that the Mergers created a diversified and high-quality portfolio of homes in high-growth markets. Potential benefits from economies of scale and the market overlap of INVH’s and SWH’s complementary portfolios may be derived from optimization of operations, reduction of operating costs and other anticipated synergies.

Our Portfolio
The following table provides summary information regarding our total portfolio as of and for the periods ended December 31, 2017 as noted below:

			Legacy IH
Market	Total Portfolio Number of Homes(1)	Legacy SWH Number of Homes(1)	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States
Southern California	8,384	3,752	4,632	95.5%	$2,267	$1.33	12.7%
Northern California	4,606	1,759	2,847	95.8%	1,780	1.13	6.7%
Seattle	3,271	N/A	3,271	94.7%	1,956	1.03	8.3%
Phoenix	7,435	1,990	5,445	95.3%	1,179	0.74	8.2%
Las Vegas	2,708	1,745	963	95.2%	1,463	0.76	1.8%
Denver	2,195	2,195	N/A	N/A	N/A	N/A	N/A
Western United States Subtotal	28,599	11,441	17,158	95.3%	1,736	1.02	37.7%

Florida
South Florida	9,334	3,768	5,566	93.4%	2,186	1.14	14.6%
Tampa	8,853	3,920	4,933	94.4%	1,594	0.82	9.6%
Orlando	5,679	1,943	3,736	95.4%	1,527	0.80	7.0%
Jacksonville	1,945	N/A	1,945	94.6%	1,569	0.79	3.8%
Florida Subtotal	25,811	9,631	16,180	94.3%	1,778	0.92	35.0%

Southeastern United States
Atlanta	12,428	5,075	7,353	94.9%	1,389	0.67	12.6%
Charlotte	4,895	1,721	3,174	94.1%	1,386	0.70	5.2%
Nashville	761	761	N/A	N/A	N/A	N/A	N/A
Southeastern United States Subtotal	18,084	7,557	10,527	94.7%	1,388	0.68	17.8%

Texas
Houston	2,597	2,597	N/A	N/A	N/A	N/A	N/A
Dallas	2,270	2,270	N/A	N/A	N/A	N/A	N/A
Texas Subtotal	4,867	4,867	N/A	N/A	N/A	N/A	N/A

Midwest United States
Chicago	4,031	1,157	2,874	93.2%	2,023	1.20	6.9%
Minneapolis	1,178	N/A	1,178	95.0%	1,773	0.89	2.6%
Midwest United States Subtotal	5,209	1,157	4,052	93.7%	1,950	1.10	9.5%
Total/Average	82,570	34,653	47,917	94.7%	$1,692	$0.91	100.0%

(1)	As of December 31, 2017.

(2)	Represents average occupancy of the Legacy IH portfolio for the year ended December 31, 2017.

(3)	Represents average monthly rent, net of rental concessions, of the Legacy IH portfolio for the year ended December 31, 2017.

(4)	Represents the percentage of total revenue of the Legacy IH portfolio generated in each market for the year ended December 31, 2017.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, property acquisitions and renovations, rental rates and occupancy levels, turnover rates and days to re-resident homes, property improvements and maintenance, and financing arrangements.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.0% of our revenues during the year ended December 31, 2017. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth and household formation rates and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include increasing the length of stay of our residents, minimizing resident turnover rates, and reducing the number of days a home is unoccupied between residents. Our operating results also are impacted by the amount of time it takes to market and lease a property. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, and economic conditions and outlook. Increases in turnover rates and the average number of days to re-resident increase property operating and maintenance expenses and reduce rental revenues as the homes are not generating income during this period.
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
Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, term loan facility, revolving facility and convertible debt, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to acquire and renovate new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions, and the terms of the underlying financing arrangements. See Item 7A. “Quantitative and Qualitative Disclosures about Market

Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Recent Events
Initial Public Offering
On February 6, 2017, we completed our IPO in which we sold 88,550,000 shares of common stock at an initial public offering price of $20.00 per share. The common stock is listed on the NYSE under the symbol "INVH" and began trading publicly on February 1, 2017. The offering generated net proceeds of approximately $1,692.1 million to us after underwriting discounts, but before transaction costs. We used a portion of the net proceeds, together with the borrowings under the Term Loan Facility of our New Credit Facility (both described below), to repay all of the then existing credit facilities and our mortgage loan relating to the IH1 2013-1 securitization and a portion of the mortgage loan relating to the IH1 2014-1 securitization, and to pay fees and expenses related to the offering.
In March 2017, we used the remaining IPO proceeds, together with cash on hand, to voluntarily prepay approximately $260.0 million of additional borrowings outstanding under the mortgage loan relating to the IH1 2014-1 securitization transaction, reducing the outstanding principal balance to approximately $421.0 million.
Merger with Starwood Waypoint Homes
On November 16, 2017, we completed the Mergers with SWH. We believe that the Mergers provide a number of significant potential strategic benefits and opportunities that will be in the best interests of our stockholders. More specifically, we believe that the Mergers created a diversified and high-quality portfolio of homes in high-growth markets. Potential benefits from economies of scale and the market overlap of INVH’s and SWH’s complementary portfolios may be derived from optimization of operations, reduction of operating costs and other anticipated synergies.
The assets, including a portfolio of 34,670 single-family rental homes, and liabilities of SWH were recorded at their respective fair values at the Merger Date. The estimated fair value of the consideration transferred was $4,920.5 million, which was based upon (i) the observable public closing share price of $23.01 on November 15, 2017 for the 207,448,958 shares of INVH common stock issued to SWH stockholders in exchange for their SWH common shares, (ii) the equity component of the Convertible Senior Notes, which was valued at $135.5 million, and (iii) the recognition of $11.6 million of precombination service related to the exchange of SWH RSUs for INVH RSUs.
New Credit Facility
On February 6, 2017, INVH LP entered into a new credit agreement with the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto. The new credit agreement provides for senior secured credit facilities (together, collectively, the “New Credit Facility”) consisting of (i) a $1,000.0 million revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option subject to certain conditions, and (ii) a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. See “—Liquidity and Capital Resources.”
Fannie Mae Securitization Transaction
On April 28, 2017, we completed a securitization transaction pursuant to which we entered into a loan agreement, providing for a new, ten-year, fixed-rate mortgage loan comprised of two components with a total principal amount of $1,000.0 million (“IH 2017-1”). IH 2017-1 will mature June 9, 2027, and is secured by first priority mortgages on a portfolio of our homes. See “—Liquidity and Capital Resources.”
We used proceeds from the IH 2017-1 securitization to repay the remaining $420.0 million outstanding under our mortgage loan relating to the IH1 2014-1 securitization transaction, to fund certain reserves and to pay transaction fees and expenses incurred with respect to IH 2017-1. The IH1 2014-1 mortgage loan outstanding balance had been reduced as of April 28, 2017 due to prepayments from IPO proceeds and application of proceeds from sales of homes. On May 9, 2017, we used the remaining proceeds to voluntarily prepay $510.0 million of our mortgage loan relating to the IH1 2014-3 securitization transaction. On June 9, 2017, we made a $100.0 million prepayment on IH 2014-3, reducing the outstanding principal balance thereon to approximately $151.0 million.
IH 2017-2 Securitization
On November 9, 2017, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third party lender, providing for a new mortgage loan comprised of six components with a total principal amount of $865.0 million (“IH 2017-2”). IH 2017-2 will mature in December 2019, has five one-year extension options, and is secured by first priority mortgages on a portfolio of certain of our homes. Each of the six components of IH 2017-2 bears interest at a floating rate equal to LIBOR plus an applicable spread that ranges from 91 to 306 bps, with a weighted average spread to LIBOR of 150 bps. See “—Liquidity and Capital Resources.” We utilized proceeds from IH 2017-2 to repay IH1 2014-2 and IH1 2014-3, to fund certain reserves, and for general corporate purposes.
IH 2018-1 Securitization
On February 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $916.6 million (“IH 2018-1”). IH 2018-1 has a stated maturity of March 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-1 bears interest at a floating rate equal to LIBOR plus an applicable spread that ranges from 76 to 256 bps, with a weighted average spread to LIBOR of 124 bps. We used proceeds from IH 2018-1 to repay CAH 2014-1 and CAH 2014-2, to fund certain reserves, and for general corporate purposes.
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

General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day to day activities. Following the IPO, we incurred additional legal, accounting and other expenses that we had not previously incurred as a private company, including costs associated with public company reporting requirements. General and administrative expense also includes IPO and merger and transaction-related expenses that are of a non-recurring nature. As a result, general and administrative expense in the historical periods discussed in “—Results of Operations” may not be comparable to general and administrative expense in periods from and after the IPO and the Mergers.
Share-Based Compensation Expense
Certain current and former employees, as well as certain of our founders, were granted Class B incentive units in certain of the IH Holding Entities or their parent entities. In connection with the IPO, all of the Class B units were converted into shares of common stock, canceled, or converted into similar units of newly formed subsidiaries of the Pre-IPO Owners. We have recognized incentive compensation expense related to the value of those units in our results of operations. In connection with and subsequent to the IPO, we modified certain of our incentive awards and issued new awards in order to align our employees’ interests with those of our investors. We also assumed similar awards in connection with the Mergers. All incentive unit and share-based compensation expense is recognized in our statements of operations as components of general and administrative expense and property management expense.
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
Interest Expense
Interest expense includes interest expense as well as amortization of discounts and deferred financing costs from our financing arrangements, unrealized gains (losses) on non-designated hedging instruments and noncash interest expense related to designated hedging instruments acquired in the Mergers.
Other, net
Other, net includes interest income, third-party management fee income, equity in income from an unconsolidated joint venture acquired in the Mergers, other miscellaneous income and expenses, and acquisition costs (in periods prior to January 1, 2017).
Gain (Loss) on Sale of Property, net of tax
Gain (loss) on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.

Results of Operations
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table sets forth a comparison of the results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Revenues:
Rental revenues	$994,921	$877,991	$116,930	13.3%
Other property income	59,535	44,596	14,939	33.5%
Total revenues	1,054,456	922,587	131,869	14.3%

Operating expenses:
Property operating and maintenance	391,495	360,327	31,168	8.6%
Property management expense	43,344	30,493	12,851	42.1%
General and administrative	167,739	69,102	98,637	142.7%
Depreciation and amortization	309,578	267,681	41,897	15.7%
Impairment and other	24,093	4,207	19,886	472.7%
Total operating expenses	936,249	731,810	204,439	27.9%
Operating income	118,207	190,777	(72,570)	(38.0)%

Other expenses:
Interest expense	(256,970)	(286,048)	(29,078)	(10.2)%
Other, net	(959)	(1,558)	(599)	(38.4)%
Total other expenses	(257,929)	(287,606)	(29,677)	(10.3)%

Loss from continuing operations	$(139,722)	$(96,829)	$42,893	44.3%
Portfolio Information
As of December 31, 2017 and 2016, we owned 82,570 and 48,298 single-family rental homes, respectively, generating rental revenue of $994.9 million and $878.0 million, respectively, for the years then ended. As of December 31, 2017, the Legacy IH portfolio accounted for 47,917 of the 82,570 total owned homes and rental revenues of $915.7 million of our total rental revenues of $994.9 million. As of December 31, 2017, our Same Store portfolio was comprised of 42,689 homes from the Legacy IH portfolio.
As a result of the Mergers, an additional 34,670 homes were added to our portfolio, which generated rental revenues of $79.2 million for the year ended December 31, 2017. In addition to the impact of the Mergers, during the years ended December 31, 2017 and 2016, we acquired 910 and 1,253 homes, respectively, and sold 1,308 and 1,093 homes, respectively.
Rental Revenues
In the Legacy IH total portfolio, rental revenue increased by 4.3% due to an increase in both average occupancy and average monthly rent per occupied home, partially offset by a decrease in number of homes owned.
Average occupancy for the Legacy IH total portfolio was 94.7% and 94.5% for the years ended December 31, 2017 and 2016, respectively. The increase in average occupancy correlates with the decrease in the number of homes acquired during 2017 compared to 2016 as homes are unoccupied for a longer period of time during initial renovations than during a re-

resident period. Average rent per occupied home for the Legacy IH total portfolio in actual dollars for the year ended December 31, 2017 was $1,691, compared to $1,611 for the year ended December 31, 2016, a 5.0% increase.
For our Same Store portfolio, our average occupancy was 95.7% and 96.1% for the years ended December 31, 2017 and 2016, respectively, and our average rent per occupied home in actual dollars for the year ended December 31, 2017, was $1,694, compared to $1,626 for the year ended December 31, 2016, a 4.2% increase.
To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or new leases, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to the Legacy IH total portfolio. For the years ended December 31, 2017 and 2016, renewal lease net effective rental rate growth for the Legacy IH total portfolio averaged 5.1% and 5.5%, respectively. For the years ended December 31, 2017 and 2016, new lease net effective rental rate growth for the Legacy IH total portfolio averaged 3.6% and 5.5%, respectively.
For the years ended December 31, 2017 and 2016, the turnover rate for the Legacy IH Same Store portfolio was 34.6% and 34.9%, respectively. For the Legacy IH total portfolio, an average home remained unoccupied for 47 and 42 days between residents for each of the years ended December 31, 2017 and 2016, respectively.
Other Property Income
For the years ended December 31, 2017 and 2016, other property income was $59.5 million and $44.6 million, respectively, with the Legacy IH portfolio comprising $54.1 million of other property income for the year ended December 31, 2017, an increase of 21.3%. The primary drivers of the increase were pet rent and late fee income attributable to the implementation of our national lease for all leases written beginning in February 2016 and the automation and consistent application of these fees beginning in March 2017. Other property income of $5.4 million was attributable to the homes acquired in the Mergers.
Operating Expenses
Operating expenses were $936.2 million and $731.8 million for the years ended December 31, 2017 and 2016, respectively. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $391.5 million for the year ended December 31, 2017 from $360.3 million for the year ended December 31, 2016 due to the increase in the number of homes owned in 2017. The Legacy IH portfolio comprised $360.5 million of the property operating and maintenance expenses for the year ended December 31, 2017, which is relatively unchanged from 2016. Legacy IH portfolio expenses were relatively flat as increases in property taxes for homes owned in both periods were offset by reduced market-level personnel expense. Property operating and maintenance expenses of $31.0 million is attributable to homes acquired in the Mergers.
Property management expense and general and administrative expense increased to $211.1 million for the year ended December 31, 2017 from $99.6 million for the year ended December 31, 2016 primarily due to an increase in share-based compensation expense of $71.0 million and merger and transaction-related expenses of $29.8 million incurred during the year ended December 31, 2017.
Depreciation and amortization expense increased due to higher average cost basis per home at December 31, 2017 compared to December 31, 2016 and the addition of 34,670 homes acquired in the Mergers.
Impairment and other expenses increased to $24.1 million for the year ended December 31, 2017 from $4.2 million for the year ended December 31, 2016 primarily due to losses and damages related to Hurricane Irma.
Interest Expense
Interest expense was $257.0 million and $286.0 million for the years ended December 31, 2017 and 2016, respectively, with interest expense related to indebtedness incurred prior to the Mergers comprising $239.7 million, a decrease of 16.2% from the year ended December 31, 2016. The decrease in interest expense was due to a reduction in average debt balances outstanding during 2017. This was partially offset by an increase in our weighted average cost of debt due to an increase in the average monthly LIBOR rates of 63 basis points from 0.51% to 1.14% during the years ended December 31, 2016 and 2017, respectively. The decrease in average debt balances outstanding during the year ended December 31, 2017 was primarily attributable to net reductions in debt from the use of a portion of our net IPO proceeds, together with the borrowings under the Term Loan Facility, to repay all of our then existing credit facilities and certain of our mortgage loans. As of December 31, 2017, we had $9,651.7 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,570.3 million as of December 31, 2016.
Gain on Sale of Property, Net of Tax
Gain on sale of property was $33.9 million and $18.6 million for the years ended December 31, 2017 and 2016, respectively, an increase of 82.3%. Of the 1,308 homes sold during the year ended December 31, 2017, 454 were sold in bulk sales for a gain of $9.5 million. Of the 1,093 homes sold during the year ended December 31, 2016, 590 homes were sold in bulk sales for a gain of $9.4 million. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods.
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
Property management expense and general and administrative expense decreased to $99.6 million for the year ended December 31, 2016 from $118.9 million for the year ended December 31, 2015 due to efficiencies from lower headcount, a decrease in noncash incentive compensation expense of $17.7 million, and a reduction in severance expense of $5.2 million. These reductions were partially offset by $13.0 million of expenses incurred in 2016 in preparation for the IPO. Noncash incentive compensation expense decreased due to an overall reduction in the number of vesting Class B units issued by the IH Holding Entities and in the weighted average fair value per unit of previously issued non-employee Class B units. This decrease was partially offset by an increase in the number of new Class B units issued by the IH Holding Entities during the year ended December 31, 2016 as compared to the year ended December 31, 2015.
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
Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2017 and 2016 included unrestricted cash and cash equivalents of $179.9 million and $198.1 million, respectively, a 9.2% decrease due primarily to net repayments of certain of our indebtedness, which is discussed in further detail in “—Cash Flows.” Additionally, $965.0 million of the Revolving Credit Facility remained undrawn as of December 31, 2017.
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
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income net of operating expenses will generally provide cash flow sufficient to fund our operations and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which has an undrawn balance of $965.0 million as of December 31, 2017.
As a REIT, we are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances that could be used to meet our liquidity needs from our annual taxable income. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
The following describes the key terms of our current indebtedness.
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by the respective Borrower Entities. We utilize the proceeds from our securitizations to fund (i) repayments of then-outstanding indebtedness, including credit facilities and prior securitization transactions, (ii) initial deposits into Securitization reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends. In addition to the Securitization transactions we initiated, we assumed certain mortgage loans from SWH in connection with the Mergers.

The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2017 and 2016:

					Outstanding Principal Balance(3)
($ in thousands)	Maturity Date	Maturity Date if Fully Extended(1)	Interest Rate(2)	Range of Spreads	December 31, 2017	December 31, 2016
IH1 2013-1	N/A	N/A	—%	125-375 bps	$—	$462,431
IH1 2014-1	N/A	N/A	—%	107-382 bps	—	978,231
IH1 2014-2, net	N/A	N/A	—%	117-407 bps	—	710,664
IH1 2014-3, net	N/A	N/A	—%	126-506 bps	—	766,753
IH2 2015-1, net(4)(5)	March 9, 2019	March 9, 2020	3.99%	152-437 bps	528,795	531,318
IH2 2015-2(4)	June 9, 2018	June 9, 2020	3.57%	142-377 bps	627,259	630,283
IH2 2015-3(4)	August 9, 2018	August 7, 2020	3.80%	136-481 bps	1,165,886	1,184,314
IH1 2017-1(6)	June 9, 2027	N/A	4.23%	N/A	996,453	—
IH1 2017-2(4)	December 9, 2019	December 9, 2024	3.06%	91-306 bps	863,413	—
CAH 2014-1(4)(7)	May 9, 2018	May 9, 2019	3.28%	125-290 bps	473,384	—
CAH 2014-2(4)(7)	July 9, 2018	July 9, 2019	3.32%	105-345 bps	385,401	—
CAH 2015-1(4)	July 9, 2018	July 9, 2020	3.45%	128-373 bps	656,551	—
CSH 2016-1(4)	July 9, 2018	July 9, 2021	3.87%	158-508 bps	531,517	—
CSH 2016-2(4)	December 9, 2018	December 9, 2021	3.41%	133-423 bps	609,815	—
SWH 2017-1(4)	October 9, 2019	January 9, 2023	3.11%	102-347 bps	769,754	—
Total Securitizations					7,608,228	5,263,994
Less deferred financing costs, net					(28,075)	(9,256)
Total					$7,580,153	$5,254,738

(1)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of December 31, 2017, LIBOR was 1.56%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(3)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(4)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five, one‑year extension options at the borrower’s discretion (provided that there is no continuing event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH2 2015-2, IH2 2015-3, CAH 2014-1 and CAH 2015-1 mortgage loans have exercised the first extension option; and IH2 2015-1, and CAH 2014-2 have exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(5)	Net of unamortized discount of $0.0 million and $0.1 million as of December 31, 2017 and 2016, respectively.

(6)	Net of unamortized discount of $3.3 million as of December 31, 2017.

(7)	On February 8, 2018, the outstanding balances of CAH 2014-1 and CAH 2014-2 were repaid in full with proceeds from IH 2018-1, a new securitization transaction.

Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third‑party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two to three year initial terms are individually subject to two to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective loan agreement and the Borrower Entity obtains a replacement interest rate cap agreement in a form reasonably acceptable the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.
Certain components were sold at a discount, and $3.3 million and $0.1 million of unamortized discount are included in mortgage loans, net in our consolidated balance sheets as of December 31, 2017 and 2016, respectively.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2017 and 2016, a total of 47,616 and 30,900 homes (unaudited), respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
Transactions with Trusts
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities are wholly-owned subsidiaries, except for the IH 2013-1 and IH 2014-1 Depositor Entities which were wholly-owned by unaffiliated third parties.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our consolidated financial statements other than with respect to Certificates we retained in connection with a Securitization or purchased at a later date.
The Trusts are structured as pass-through entities that receive interest, and in the case of IH1 2013-1 and CAH 2014-1 principal payments, from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
Retained Certificates
Beginning in April 2014, the Trusts made Certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, sponsors of the mortgage loans are required to retain a portion of the risk that represents a material net economic interest in each loan. These requirements were further refined in December 2016 pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). As such, loan sponsors are now required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date.
To fulfill these requirements, Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, IH2 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 are equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates are restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates at the time of the related Securitizations, and they are principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we have elected to purchase certain Class F certificates, which bear a stated annual interest rate of LIBOR plus a spread ranging from 4.80% to 5.08%.
For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For IH 2017-2 and SWH 2017-1, we retained a portion of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.91% to 3.47%.
The retained certificates total $378.5 million and $209.3 million as of December 31, 2017 and 2016, respectively, are classified as held to maturity investments, and are recorded in other assets, net in the consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At December 31, 2017, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2017, 2016, and 2015, we made voluntary and mandatory prepayments of $2,951.0 million, $42.1 million, and $13.2 million, respectively, under the terms of the loan agreements.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into the New Credit Facility, which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The New Credit Facility provides $2,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility, which will mature on February 6, 2021, with a one-year extension option, and the $1,500.0 million Term Loan Facility, which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The New Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes. Proceeds from the Revolving Facility were used for general corporate purposes.

The following table sets forth a summary of the outstanding principal amounts under such loans as of December 31, 2017:

($ in thousands)	Maturity Date	Interest Rate(1)	December 31, 2017
Term loan facility	February 6, 2022	3.26%	$1,500,000
Deferred financing costs, net			(12,027)
Term Loan Facility, net			$1,487,973

Revolving Facility	February 6, 2021	3.31%	$35,000

(1)	Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin of 1.70% and 1.75%, respectively; as of December 31, 2017, LIBOR was 1.56%.
Interest Rate and Fees
Borrowings under the New Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30%, in the case of base rate loans, and 1.75% to 2.30%, in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30%, in the case of base rate loans, and 1.70% to 2.30%, in the case of LIBOR rate loans. In addition, the New Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.35% or 0.20% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply; and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
Prepayments and Amortization
No principal reductions are required under the New Credit Facility. We are permitted to voluntarily repay amounts outstanding under the Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. Once repaid, no further borrowings will be permitted under the Term Loan Facility.
Loan Covenants
The New Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to the our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) incur additional indebtedness that is secured on a pari passu basis with the New Credit Facility.
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At December 31, 2017, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the New Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly-owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the New Credit Facility. In addition, INVH may be required to provide a guarantee of the New Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.
The New Credit Facility is collateralized by first priority or equivalent security interests in all the capital stock of, or other equity interests in, any Subsidiary Guarantor held by us and each of the Subsidiary Guarantors. The security interests granted under the New Credit Facility will be automatically released upon the occurrence of certain events, including upon an Investment Grade Rating Event or if the total net leverage ratio is less than or equal to 8.00:1.00 for four consecutive fiscal quarters.
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In July 2014, SWH issued $230.0 million in aggregate principal amount of 3.00% convertible senior notes due 2019 (the “2019 Convertible Notes”). Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1st and July 1st of each year. The 2019 Convertible Notes will mature on July 1, 2019.
In January 2017, SWH issued $345.0 million in aggregate principal amount of 3.50% convertible senior notes due 2022 (the “2022 Convertible Notes” and together with the 2019 Convertible Notes, the “Convertible Senior Notes”). Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15th and July 15th of each year. The 2022 Convertible Notes will mature on January 15, 2022.
The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2017:

($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Amortization Period	Principal Amount
2019 Convertible Notes	3.00%	4.92%	53.0969	7/1/2019	1.50 years	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	4.04 years	345,000
Total						575,000
Net unamortized fair value adjustment						(26,464)
Total						$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223.2 million and $324.3 million for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at December 31, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes did not meet the criteria for conversion as of December 31, 2017, except as noted below in connection with the completion of the Mergers.

Terms of Conversion
As of December 31, 2017, the conversion rate applicable to the 2019 Convertible Notes was 53.0969 common shares per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.83 per common share – actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of December 31, 2017, the conversion rate applicable to the 2022 Convertible Notes was 43.7694 common shares per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share – actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
General Terms
We may not redeem the Convertible Senior Notes prior to their maturity dates except to the extent necessary to preserve our status as a REIT for United States federal income tax purposes, as further described in the indentures. If we undergo a fundamental change as defined in the indentures, holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indentures contain customary terms and covenants and events of default. If an event of default occurs and is continuing, the Convertible Notes Trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Senior Notes, by notice to us and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on all the Convertible Senior Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization in respect to us (as set forth in the indentures), 100% of the principal of and accrued and unpaid interest on the Convertible Senior Notes will automatically become due and payable.
Certain Hedging Arrangements
From time to time, we enter into derivative instruments to manage the economic risk of changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes. Designated hedges are derivatives that meet the criteria for hedge accounting and for which we have elected to designate them as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or which we did not elect to designate as accounting hedges.
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Certain of the Invitation Homes Partnerships and certain Borrower Entities guaranteed the obligations under each of the interest rate swaps from the date the swaps were entered into through the date of the IPO.

Each of these swaps was accounted for as a non-designated hedge until January 31, 2017, when the criteria for hedge accounting were met as a result of the Pre-IPO Transactions described in Part I. Item 1. “Business—Pre-IPO Transactions and Mergers.” At that time, we designated these swaps for hedge accounting purposes. Subsequent to that date, changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. We recorded these interest rate swaps at their aggregate estimated fair value of $21.1 million. Over the terms of each swap, an amount equal to the Merger Date fair value will be amortized and recorded as an increase in interest expense and accumulated other comprehensive income.
The table below summarizes our interest rate swap instruments as of December 31, 2017 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
February 23, 2016	March 15, 2017	March 15, 2018	0.85%	One-month LIBOR	$800,000
February 23, 2016	March 15, 2017	March 15, 2018	0.80%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.10%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.06%	One-month LIBOR	800,000
June 3, 2016	July 15, 2017	July 15, 2018	0.93%	One-month LIBOR	450,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 10, 2017	January 15, 2017	January 15, 2018	1.04%	One-month LIBOR	550,000
January 10, 2017	January 15, 2018	January 15, 2019	1.58%	One-month LIBOR	550,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
March 29, 2017	March 15, 2019	March 15, 2022	2.21%	One-month LIBOR	800,000
During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $5.3 million will be reclassified to earnings as a decrease in interest expense.
There were no interest rate swap agreements designated as hedges outstanding during the year ended December 31, 2016.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.63% to 4.43% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0.

The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we and our equity investors, including our Sponsor, its affiliates, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table summarizes our cash flows for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Net cash provided by operating activities	$259,789	$250,126	$9,663	3.9%
Net cash provided by (used in) investing activities	53,282	(255,037)	308,319	120.9%
Net cash used in financing activities	(331,312)	(71,788)	(259,524)	(361.5)%
Change in cash and cash equivalents	$(18,241)	$(76,699)	$58,458	76.2%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $259.8 million and $250.1 million for the years ended December 31, 2017 and 2016, respectively, an increase of 3.9%. Cash provided by operating activities included cash from operations of $292.0 million and $256.4 million, and $(32.2) million and $(6.3) million from other changes in operating assets and liabilities, for the years ended December 31, 2017 and 2016, respectively. The increase in cash from operations was primarily attributable to an increase of $100.7 million in net operating income, partially offset by $25.1 million of incremental IPO and merger and transaction-related expenses compared to 2016 and $21.5 million of hurricane related damages recorded in 2017.
Investing Activities
Net cash provided by (used in) investing activities primarily consists of the acquisition costs of homes, capital improvements, changes in restricted cash, proceeds from property sales, and the impact of cash acquired in the Mergers. Net cash provided by (used in) investing activities was $53.3 million and $(255.0) million for the years ended December 31, 2017 and 2016, respectively, leading to an increase in cash provided by investing activities of $308.3 million between the years. The increase was primarily due to the release of restricted cash in connection with the repayment of our credit facilities and the IH1 2013-1, IH1 2014-1, IH1 2014-2, and IH1 2014-3 mortgage loans during the year ended December 31, 2017, resulting in an increase of $104.1 million; the cash we acquired as a result of the Mergers of $85.0 million; and repayment proceeds received from our retained debt securities of $79.3 million. Additionally, there was a decrease in the number of homes acquired, from 1,253 homes during the year ended December 31, 2016 to 910 homes during the year ended

December 31, 2017, which resulted in $57.4 million less in acquisition, renovation, and capital expenditure spend. The increase in number of homes sold during 2017 of 1,308 compared to 1,093 homes during the year ended December 31, 2016 resulted in an increase in the amount of proceeds from sale of residential properties of $62.9 million. The changes above were partially offset by an increase in investments in debt securities of $(79.1) million resulting from the application of risk retention rules to our IH 2017-1 and IH 2017-2 mortgage loans.
Financing Activities
Net cash used in financing activities was $(331.3) million and $(71.8) million for the years ended December 31, 2017 and 2016, respectively, or a decrease in cash of $(259.5) million. For the year ended December 31, 2017, we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO, while during the year ended December 31, 2016, equity investors contributed $138.0 million of capital.
During the year ended December 31, 2017, proceeds from our IPO, Term Loan Facility, Revolving Facility, and the IH 2017-1 and IH 2017-2 mortgage loans of $5,188.5 million, along with proceeds from home sales and operating cash flows, were used to repay $2,321.6 million of then-outstanding credit facilities and $2,951.0 million of mortgage loans, including full repayment of the IH1 2013-1, IH1 2014-1, and IH1 2014-3 mortgage loans, to fund $54.6 million of deferred financing costs associated with the Term Loan Facility and the IH 2017-1 and IH 2017-2 mortgage loans, and for dividend payments which totaled $69.0 million. During the year ended December 31, 2016, proceeds from our equity investors and credit facilities of $322.7 million, along with proceeds from operating cash flows, were used to repay $381.1 million of debt.
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
Operating Activities
Net cash provided by operating activities was $250.1 million and $197.5 million for the years ended December 31, 2016 and 2015, respectively, an increase of 26.7%. The increase was primarily driven by our net loss decreasing from $160.2 million for the year ended December 31, 2015 to $78.2 million for the year ended December 31, 2016, partially offset by a $37.4 million decrease in noncash expenses. Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses.
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
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations as of December 31, 2017, consisted of the following:

($ in thousands)	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage loans, net(1)	$8,783,721	$273,103	$4,280,814	$1,357,028	$2,872,776
Term Loan Facility, net(1)	1,700,557	48,900	97,800	1,553,857	—
Revolving Facility(1)(2)	49,068	4,536	9,072	35,460	—
Convertible Senior Notes(3)	643,138	18,975	261,050	363,113	—
Interest rate swaps(4)	39,932	—	24,490	15,442	—
Purchase commitments(5)	75,368	75,368	—	—	—
Operating lease obligations	23,390	5,943	9,160	5,968	2,319
Capital lease obligations	258	97	161	—	—
Total	$11,315,432	$426,922	$4,682,547	$3,330,868	$2,875,095

(1)	Includes estimated interest payments on the respective debt based on amounts outstanding as of December 31, 2017 at rates in effect as of such date.

(2)	Includes the related unused commitment fee.

(3)	Obligations are calculated using coupon rates of the Convertible Senior Notes.

(4)	Net obligations calculated using LIBOR as of December 31, 2017, or 1.56%.

(5)	Commitments to acquire 303 single-family rental homes.

Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about the effect of matters that are inherently uncertain and that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see Part IV. Item 15. “Exhibits and Financial Statement Schedules,” Note 2.

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
Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), our purchases of homes are treated as asset acquisitions and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. Properties acquired in the Mergers were recorded at fair value. The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our consolidated balance sheets. Prior to our adoption of ASU 2017-01 effective January 1, 2017, acquisition costs for transactions accounted for as business combinations were expensed in the period in which they were incurred and were reflected in other expenses in the consolidated statements of operations.
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
Depreciation
Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight line basis. The depreciation period commences upon the cessation of stabilization related activities or upon the completion of improvements made on an ongoing basis. For those costs capitalized in connection with residential property acquisitions and stabilization activities and those capitalized on an ongoing basis, the weighted average useful lives range from 7 years to 28.5 years.
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

To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. Cash flow projections are prepared using internal analyses based on current rental, renewal, and occupancy rates, operating expenses, and inputs from our annual planning process that give consideration to each property’s historical results, current operating trends, and current market conditions. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. To determine the estimated fair value, we consider local broker price opinions (“BPOs”) and automated valuation model (“AVM”) data, each of which are important components of our process with no one information source being necessarily determinative. In order to validate the BPOs and AVM data received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, Fair Value Measurements. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used and any adjustments to comparable transactions made in reaching the value opinions.
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
Derivatives
We enter into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes. We do not enter into Hedging Derivatives for trading or other speculative purposes, and all of our Hedging Derivatives are carried at fair value in our consolidated balance sheets. Designated hedges are derivatives that meet the criteria for hedge accounting and that we have elected to designate as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or that we have not elected to designate as hedges.
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month LIBOR. In connection with the Pre-IPO Transactions and the Mergers we have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
The fair value of Hedging Derivatives that are in an asset position are included in other assets, net and those in a liability position are included in other liabilities in our consolidated balance sheets. For Non-Designated Hedges, the related changes in fair value are reflected within interest expense in the consolidated statements of operations. For Designated Hedges, the changes in fair value are reported as a component of other comprehensive income (loss) in our consolidated balance sheets and reclassified into earnings as interest expense in our consolidated statements of operations when the hedged transactions affect earnings.
Revenue Recognition and Resident Receivables
Rental revenue, net of any concessions, is recognized monthly as it is earned on a straight-line basis over the term of the lease. Other property income is recognized when earned and realized or realizable.
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of residents to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, and overall delinquencies. The provision for doubtful accounts is recorded as a reduction of rental revenues and other property income in our consolidated statements of operations.
Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”). In connection with and subsequent to the IPO, we issued RSUs that settle in shares of common stock and restricted shares of our common stock (“RSAs”) for which share-based compensation expense is recognized.
We recognized share-based compensation expense for the Class B Units based on the estimated fair value of the Class B Units and vesting conditions of the related incentive unit agreements. Since the Class B Units granted by IH1 were granted to employees of the Manager, a wholly-owned subsidiary of IH1, the related share-based compensation expense was based on the grant-date fair value of the units and recognized in expense over the service period. Because units in IH2, IH3, IH4, IH5, and IH6 were granted to non-employees of those respective partnerships, fair value was remeasured for non-vested units at the end of each reporting period. The fair value of the Class B Units was determined based on a valuation model that took into account discounted cash flows and a market approach based on comparable companies and transactions.
We recognize share-based compensation expense for the RSUs and RSAs based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche or when any applicable performance or market conditions are met in accordance with the related RSU and RSA agreements. The grant-date fair value of RSUs and RSAs is generally based on the closing price of our common stock on the grant date except for market based RSU grant‑date fair values, which are based on Monte-Carlo option pricing models.
Additional compensation expense is recognized if modifications to existing incentive compensation unit, RSU, or RSA agreements result in an increase in the post-modification fair value of the units that exceeds their pre-modification fair value. Share-based compensation expense is presented as components of general and administrative expense and property management expense in our consolidated statements of operations.
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
Non-GAAP Measures
EBITDA and Adjusted EBITDA
EBITDA and Adjusted EBITDA are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income (loss) computed in accordance with accounting principles generally accepted in the United States (“GAAP”) before the following items: interest expense; income tax expense; and depreciation and amortization. Adjusted EBITDA is defined as EBITDA before the following items: share-based compensation expense; IPO related expenses; merger and transaction-related expenses; severance; impairment and other; acquisition costs; gain (loss) on sale of property, net of tax; and interest income and other miscellaneous income and expenses. EBITDA and Adjusted EBITDA are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA and Adjusted EBITDA as measures of performance.
Our management uses EBITDA and Adjusted EBITDA in a number of ways to assess our consolidated financial and operating performance, and we believe these measures are helpful to management and external users in identifying trends in our performance. EBITDA and Adjusted EBITDA help management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of capital structure on results. Accordingly, we believe these metrics measure our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.

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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Net loss available to common shareholders	$(105,952)	$(78,239)	$(160,208)
Net loss available to participating securities	615	—	—
Non-controlling interests	(489)	—	—
Interest expense	256,970	286,048	273,736
Depreciation and amortization	309,578	267,681	250,239
EBITDA	460,722	475,490	363,767
Share-based compensation expense(1)	81,203	10,210	27,924
IPO related expenses	8,287	12,979	—
Merger and transaction-related expenses	29,802	—	—
Severance	12,048	—	—
Impairment and other(2)	24,093	4,207	4,584
Acquisition costs	—	50	275
Gain on sale of property, net of tax	(33,896)	(18,590)	(2,272)
Other, net(3)	959	1,508	2,846
Adjusted EBITDA	$583,218	$485,854	$397,124

(1)
For the years ended December 31, 2017, 2016, and 2015, $70,906, $10,014, and $23,758 was recorded in general and administrative expense, respectively, and $10,297, $196, and $4,166 was recorded in property management expense, respectively.

(2)	Includes accrual of $21,500 for losses/damages related to Hurricane Irma for the year ended December 31, 2017.

(3)	Includes interest income and other miscellaneous income and expenses.
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
The following table presents a reconciliation of net loss to NOI for our total portfolio and NOI for our Same Store portfolio as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Year Ended December 31,
($ in thousands)	2017	2016	2015
Net loss available to common shareholders	$(105,952)	$(78,239)	$(160,208)
Net loss available to participating securities	615	—	—
Non-controlling interests	(489)	—	—
Interest expense	256,970	286,048	273,736
Depreciation and amortization	309,578	267,681	250,239
General and administrative(1)	167,739	69,102	79,428
Property management expense(2)	43,344	30,493	39,459
Impairment and other(3)	24,093	4,207	4,584
Acquisition costs	—	50	275
Gain on sale of property, net of tax	(33,896)	(18,590)	(2,272)
Other, net(4)	959	1,508	2,846
NOI (total portfolio)	662,961	562,260	488,087
Non-Same Store NOI	(112,366)	(49,735)	(83,515)
NOI (Same Store portfolio)(5)	$550,595	$512,525	$404,572

(1)	Includes $70,906, $10,014, and $23,758 of share-based compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively.

(2)	Includes $10,297, $196, and $4,166 of share-based compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively.

(3)	Includes accrual of $21,500 for losses/damages related to Hurricane Irma for the year ended December 31, 2017.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)
Same Store (consisting of homes which had commenced their initial post-renovation lease prior to October 3rd of the year prior to the first year of the comparison period) homes are 42,689 for the years ended December 31, 2017 and 2016 and 36,469 for the year ended December 31, 2015.

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
We believe that FFO is a meaningful supplemental measure of the operating performance of our business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure as it excludes historical cost depreciation and amortization, impairment on depreciated real estate investments, gains or losses related to sales of previously depreciated homes, as well non-controlling interests, from GAAP net income or loss. By excluding depreciation and amortization and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in homes. However, FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially affect our results from operations, the utility of FFO as a measure of our performance is limited.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provides a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for noncash interest expense related to amortization of deferred financing costs, loan discounts, noncash interest expense for derivatives, share-based compensation expense, IPO related expenses, merger and transaction-related expenses, severance expense, casualty losses, net, and acquisition costs, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value of and maintain functionality of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net loss to FFO, Core FFO, and Adjusted FFO as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Year Ended December 31,
($ in thousands, except per share data)	2017	2016	2015
Net loss available to common shareholders	$(105,952)	$(78,239)	$(160,208)
Add (deduct) adjustments from net income to derive FFO:
Net loss available to participating securities	615	—	—
Non-controlling interests	(489)	—	—
Depreciation and amortization on real estate assets	305,851	263,093	245,666
Impairment on depreciated real estate investments	2,231	2,282	1,448
Net gain on sale of previously depreciated investments in real estate	(33,896)	(18,590)	(2,272)
FFO	168,360	168,546	84,634
Noncash interest expense related to amortization of deferred financing costs, loan discounts and noncash interest expense from derivatives	29,506	59,402	69,849
Share-based compensation expense(1)	81,203	10,210	27,924
IPO related expenses	8,287	12,979	—
Merger and transaction-related expenses	29,802	—	—
Severance expense	12,048	2,363	7,547
Casualty losses, net(2)	21,862	1,925	3,136
Acquisition costs	—	50	275
Core FFO	351,068	255,475	193,365
Recurring capital expenditures	(54,423)	(47,877)	(49,773)
Adjusted FFO	$296,645	$207,598	$143,592

Weighted average common shares outstanding — diluted(3)	338,933,198

FFO per common share – diluted	$0.50
Core FFO per common share – diluted	$1.04
AFFO per common share – diluted	$0.88

(1)
For the years ended December 31, 2017, 2016, and 2015, $70,906, $10,014, and $23,758 was recorded in general and administrative expense, respectively, and $10,297, $196, and $4,166 was recorded in property management expense, respectively.

(2)	Includes accrual of $21,500 for losses/damages related to Hurricane Irma for the year ended December 31, 2017.

(3)	Weighted average common shares outstanding – diluted was calculated using the two-class method and represents common share equivalents that are dilutive for FFO, Core FFO, and AFFO.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the New Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of December 31, 2017, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $6,611.8 million, Revolving Facility of $35.0 million, and Term Loan Facility of $1,500.0 million of which 75.1% was effectively converted to fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 basis point increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $20.3 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included as a separate section in this Annual Report on Form 10-K. See Part IV. Item 15. “Exhibits and Financial Statement Schedules," which is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of SWH, which we acquired on November 16, 2017 and which represented 49.4% of our consolidated assets and 8.0% of our consolidated revenues as of and for the year ended December 31, 2017, respectively.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company; (2) provide reasonable assurance that transaction are recorded as necessary to permit preparation of consolidated financial statements in accordance with United States generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017 to accomplish their objectives at the reasonable assurance level.
On November 16, 2017, we completed the Mergers as described in Part IV. Item 15. “Exhibits and Financial Statement Schedules,” Note 15 in this Annual Report on Form 10-K. We excluded SWH from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our internal controls over financial reporting did not include the internal controls over financial reporting of SWH, which we acquired on November 16, 2017 and which represented 49.4% of our consolidated assets and 8.0% of our consolidated revenues as of and for the year ended December 31, 2017, respectively.

Attestation of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting due to a transition period established by the rules of the SEC for companies that qualify as an "emerging growth company" under the JOBS Act.
Changes in Internal Control
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II. Item 5. “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.
The remaining information required by this Item is incorporated by reference to the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference to the Company’s 2018 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report.

(a)Financial Statements

(b)Financial Statement Schedule

Invitation Homes as of December 31, 2017 and for the three years in the period ended December 31, 2017
Schedule III Real Estate and Accumulated Depreciation	F-46

(c)	Exhibits

EXHIBIT INDEX

Exhibit number	Description
2.1
Agreement and Plan of Merger, dated August 9, 2017, by and among Invitation Homes Inc., Invitation Homes Operating Partnership LP, IH Merger Sub, LLC, Starwood Waypoint Homes and Starwood Waypoint Homes Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

3.1	Charter of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

3.2
Amended and Restated Bylaws of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

4.1
Indenture, dated as of July 7, 2014, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed July 8, 2014).

4.2
First Supplemental Indenture, dated as of July 7, 2015, to the Indenture Related to 3.00% Convertible Senior Notes due 2019, among Starwood Waypoint Residential Trust and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed November 5, 2015).

4.3	Form of 3.00% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed July 8, 2014).

4.4
Second Supplemental Indenture between Invitation Homes Inc., IH Merger Sub LLC and Wilmington Trust, National Association, as trustee dated as of November 16, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 20, 2017).

4.5
Indenture, dated as of January 10, 2017, between Starwood Waypoint Homes and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 10, 2017).

4.6	Form of 3.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 10, 2017).

4.7
First Supplemental Indenture between Invitation Homes Inc., IH Merger Sub LLC and Wilmington Trust, National Association, as trustee dated as of November 16, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 20, 2017).

10.1
Amended and Restated Stockholders Agreement by and among Invitation Homes Inc., each of the parties from time to time party thereto and, solely for the purposes of Section 4.1, Blackstone Real Estate Advisors L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

10.2
Amended and Restated Agreement of Limited Partnership of Invitation Homes Operating Partnership LP, dated as of August 9, 2017, by and among Invitation Homes OP GP LLC and Invitation Homes Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

Exhibit number	Description
10.3
Amended and Restated Registration Rights Agreement, dated as of October 4, 2016, among SWH and the other parties named therein (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1- 36163) filed with the SEC on October 11, 2016).

10.4
Assignment and Assumption Agreement, dated as of November 16, 2017, between Invitation Homes Inc. and IH Merger Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 20, 2017).

10.5	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.7
Registration Rights Agreement, dated as of January 31, 2017, by and among the Company and the equity holders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-38004) filed on February 6, 2017).

10.8
Revolving Credit and Term Loan Agreement, dated as of February 6, 2017, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

10.9
Loan Agreement, between 2014-2 IH Borrower L.P. and German American Capital Corporation, dated as of August 14, 2014 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.10
Loan Agreement, between 2014-3 IH Borrower L.P. and German American Capital Corporation, dated as of November 12, 2014 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.11
Loan Agreement, between 2015-1 IH2 Borrower L.P. and JPMorgan Chase Bank, National Association, dated as of January 29, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.12
Loan Agreement, between 2015-2 IH2 Borrower L.P. and JPMorgan Chase Bank, National Association, dated as of April 10, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.13
Loan Agreement, between 2015-3 IH2 Borrower L.P. and JPMorgan Chase Bank, National Association, dated as of June 25, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017).

10.14
Loan Agreement, dated as of November 9, 2017, between IH 2017-2 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 9, 2017).

10.15
Loan Agreement, dated as of February 8, 2018, between IH 2018-1 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 12, 2018).

Exhibit number	Description

10.16
Loan Agreement, dated as of April 10, 2014, between CAH 2014-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.3 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed August 9, 2016).

10.17
Loan Agreement, dated as of June 30, 2014, between CAH 2014-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.4 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed August 9, 2016).

10.18
Loan Agreement, dated as of June 11, 2015, between CAH 2015-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.5 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed August 9, 2016).

10.19
Loan Agreement, dated as of June 7, 2016, between CSH 2016-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 8, 2016).

10.20
Loan Agreement, dated as of November 3, 2016, between CSH 2016-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed November 7, 2016).

10.21
Loan Agreement, dated as of September 29, 2017, between SWH 2017-1 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed September 29, 2017).

10.22
Employment Agreement with John B. Bartling Jr., dated November 25, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.23
Employment Agreement with Dallas B. Tanner, dated November 9, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.24
Employment Agreement with Ernest M. Freedman, dated September 4, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.25
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and John Bartling (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.26
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and Ernest Freedman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.27
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and Dallas Tanner (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.28
Term Sheet, dated September 19, 2017, between Invitation Homes Inc. and Frederick C. Tuomi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on September 19, 2017). †

Exhibit number	Description

10.29
Award Notice and Restricted Stock Unit Agreement (Sign-On Award – Mr. Tuomi) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 20, 2017). †

10.30
Form of Invitation Homes 6 L.P. Bonus Award Program Letter Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.31
Form of Invitation Homes Inc. Restricted Stock Grant and Acknowledgment (Converted Incentive Units) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.32
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (2 Tranche Vesting)) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.33
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (3 Tranche Vesting)) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.34
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Ernest M. Freedman (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.35
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Dallas B. Tanner (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.36
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Bryce Blair (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.37
Form of Award Notice and Restricted Stock Unit Agreement for Non-Employee Directors (General Form) (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.38
Form of Award Notice and Restricted Stock Unit Agreement (2017 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.39
Form of Award Notice and Restricted Stock Unit Agreement (Retention Award - Messrs. Freedman and Tanner) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.40	Form of Award Notice and Restricted Stock Unit Agreement (2018 LTIP Equity Award). †

10.41	Form of Award Notice and Restricted Stock Unit Agreement (2018 Supplemental Bonus Award). †

10.42	Colony Starwood Homes Equity Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-221617) filed on November 16, 2017). †

Exhibit number	Description

10.43
Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-221617) filed on November 16, 2017). †

10.44
Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Non-Executive Trustee Share Plan for Non-Executive Trustees (incorporated by reference to Exhibit 10.6 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.45
Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.46
Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.47	Invitation Homes Inc. Executive Severance Plan. †

10.48
Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed March 13, 2014).

10.49
Amendment No. 1, dated June 26, 2014, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 30, 2014).

10.50
Amendment No. 3, dated September 1, 2015, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed September 4, 2015).

10.51
Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P., dated as of December 16, 2014 and Effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed December 22, 2014).

10.52
Loan Agreement, dated as of April 28, 2017, between IH 2017-1 Borrower, LP, as Borrower, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed May 1, 2017).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Frederick C. Tuomi, President and Chief Executive Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number	Description

32.1
Certificate of Frederick C. Tuomi, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 29th day of March 2018.

Invitation Homes Inc.

By:	/s/ Frederick C. Tuomi
Name: Frederick C. Tuomi
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 29th day of March 2018.

Signature	Title

/s/ Frederick C. Tuomi	President, Chief Executive Officer and Director
Frederick C. Tuomi	(Principal Executive Officer)

/s/ Ernest M. Freedman	Executive Vice President and Chief Financial Officer
Ernest M. Freedman	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Senior Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Bryce Blair	Chairman and Director
Bryce Blair

/s/ Richard D. Bronson	Director
Richard D. Bronson

/s/ Michael D. Fascitelli	Director
Michael D. Fascitelli

/s/ Jonathan D. Gray	Director
Jonathan D. Gray

/s/ Robert G. Harper	Director
Robert G. Harper

Signature	Title

/s/ Jeffrey E. Kelter	Director
Jeffrey E. Kelter

/s/ John B. Rhea	Director
John B. Rhea

/s/ Janice L. Sears	Director
Janice L. Sears

/s/ William J. Stein	Director
William J. Stein

/s/ Barry S. Sternlicht	Director
Barry S. Sternlicht

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
Invitation Homes Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Invitation Homes Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, other comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 29, 2018

We have served as the Company's auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(in thousands, except shares and per share data)

	2017	2016
Assets:
Investments in single-family residential properties:
Land	$4,646,917	$2,703,388
Building and improvements	13,740,981	7,091,457
	18,387,898	9,794,845
Less: accumulated depreciation	(1,075,634)	(792,330)
Investments in single-family residential properties, net	17,312,264	9,002,515
Cash and cash equivalents	179,878	198,119
Restricted cash	236,684	222,092
Goodwill	258,207	—
Other assets, net	696,605	309,625
Total assets	$18,683,638	$9,732,351

Liabilities:
Mortgage loans, net	$7,580,153	$5,254,738
Term loan facility, net	1,487,973	—
Revolving facility	35,000	—
Credit facilities, net	—	2,315,541
Convertible senior notes, net	548,536	—
Accounts payable and accrued expenses	193,413	88,052
Resident security deposits	146,689	86,513
Other liabilities	41,999	30,084
Total liabilities	10,033,763	7,774,928

Equity:
Shareholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding at December 31, 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 519,173,142 outstanding at December 31, 2017	5,192	—
Additional paid-in capital	8,602,603	—
Accumulated deficit	(157,595)	—
Accumulated other comprehensive income	47,885	—
Total shareholders' equity	8,498,085	—
Non-controlling interests	151,790	—
Combined equity	—	1,957,423
Total equity	8,649,875	1,957,423
Total liabilities and equity	$18,683,638	$9,732,351

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rental revenues	$994,921	$877,991	$800,210
Other property income	59,535	44,596	35,839
Total revenues	1,054,456	922,587	836,049

Operating expenses:
Property operating and maintenance	391,495	360,327	347,962
Property management expense	43,344	30,493	39,459
General and administrative	167,739	69,102	79,428
Depreciation and amortization	309,578	267,681	250,239
Impairment and other	24,093	4,207	4,584
Total operating expenses	936,249	731,810	721,672
Operating income	118,207	190,777	114,377

Other expenses:
Interest expense	(256,970)	(286,048)	(273,736)
Other, net	(959)	(1,558)	(3,121)
Total other expenses	(257,929)	(287,606)	(276,857)

Loss from continuing operations	(139,722)	(96,829)	(162,480)
Gain on sale of property, net of tax	33,896	18,590	2,272

Net loss	(105,826)	(78,239)	(160,208)
Net loss attributable to non-controlling interests	489	—	—

Net loss attributable to common shareholders	$(105,337)	$(78,239)	$(160,208)

	February 1, 2017 through December 31, 2017
Net loss available to common shareholders — basic and diluted (Note 12)	$(89,073)

Weighted average common shares outstanding — basic and diluted	339,423,442

Net loss per common share — basic and diluted	$(0.26)

Dividends declared per common share	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(105,826)	$(78,239)	$(160,208)
Other comprehensive loss
Unrealized gains on interest rate swaps	31,636	—	—
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	16,708	—	—
Other comprehensive income	48,344	—	—
Comprehensive loss	(57,482)	(78,239)	(160,208)
Comprehensive loss attributable to non-controlling interests	30	—	—
Comprehensive loss attributable to common shareholders	$(57,452)	$(78,239)	$(160,208)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands, except share and per share data)

		Common Stock
	Combined Equity	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2014	$2,456,601	—	$—	$—	$—	$—	$2,456,601	$—	$2,456,601
Net loss	(160,208)	—	—	—	—	—	(160,208)	—	(160,208)
Contributions	246,820	—	—	—	—	—	246,820	—	246,820
Note receivable issued to Class B unitholders	(1,500)	—	—	—	—	—	(1,500)	—	(1,500)
Distributions and dividends	(682,470)	—	—	—	—	—	(682,470)	—	(682,470)
Series A Preferred Stock dividends	(136)	—	—	—	—	—	(136)	—	(136)
Share-based compensation expense	27,924	—	—	—	—	—	27,924	—	27,924
Balance as of December 31, 2015	1,887,031	—	—	—	—	—	1,887,031	—	1,887,031
Net loss	(78,239)	—	—	—	—	—	(78,239)	—	(78,239)
Contributions	138,002	—	—	—	—	—	138,002	—	138,002
Accrued interest on Class B notes	(972)	—	—	—	—	—	(972)	—	(972)
Notes receivable repaid by Class B unitholders	1,527	—	—	—	—	—	1,527	—	1,527
Series A Preferred Stock dividends	(136)	—	—	—	—	—	(136)	—	(136)
Share-based compensation expense	10,210	—	—	—	—	—	10,210	—	10,210
Balance as of December 31, 2016	1,957,423	—	—	—	—	—	1,957,423	—	1,957,423
Net loss	(16,879)	—	—	—	—	—	(16,879)	—	(16,879)
Redemption of Series A Preferred Stock	(1,153)	—	—	—	—	—	(1,153)	—	(1,153)
Distribution of Class B notes receivable	(19,686)	—	—	—	—	—	(19,686)	—	(19,686)
Cancellation/distribution of Class B notes receivable	19,686	—	—	—	—	—	19,686	—	19,686
Share-based compensation expense	12,001	—	—	—	—	—	12,001	—	12,001
Accrued interest on Class B notes	15	—	—	—	—	—	15	—	15
Balance as of January 31, 2017	1,951,407	—	—	—	—	—	1,951,407	—	1,951,407
Pre-IPO Transactions (Note 1)	(1,951,407)	221,826,634	2,218	1,949,189	—	—	—	—	—
Issuance of common stock — IPO	—	88,550,000	886	1,691,172	—	—	1,692,058	—	1,692,058
Stock issuance costs — IPO	—	—	—	(5,726)	—	—	(5,726)	—	(5,726)
Issuance of common stock and INVH LP units — Mergers	—	207,448,958	2,075	4,918,459	—	—	4,920,534	151,881	5,072,415
Stock issuance costs — Mergers	—	—	—	(3,796)	—	—	(3,796)	—	(3,796)
Capital distributions	—	—	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	(88,458)	—	(88,458)	(489)	(88,947)
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	—	(69,137)	—	(69,137)	—	(69,137)
Issuance of common stock — settlement of RSUs, net of tax	—	1,347,550	13	(15,897)	—	—	(15,884)	—	(15,884)
Share-based compensation expense	—	—	—	69,202	—	—	69,202	—	69,202
Total other comprehensive income	—	—	—	—	—	47,885	47,885	459	48,344
Balance as of December 31, 2017	$—	519,173,142	$5,192	$8,602,603	$(157,595)	$47,885	$8,498,085	$151,790	$8,649,875
The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net loss	$(105,826)	$(78,239)	$(160,208)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	309,578	267,681	250,239
Share-based compensation expense	81,203	10,210	27,924
Amortization of deferred leasing costs	12,143	13,756	20,003
Amortization of deferred financing costs	22,271	45,819	64,186
Amortization of discount on mortgage loans	1,390	4,900	5,663
Provisions for impairment	2,231	2,282	1,448
Gain on sale of property, net of tax	(33,896)	(18,590)	(2,272)
Change in fair value of derivative instruments	5,845	9,260	2,110
Other noncash amounts included in net loss	(2,940)	(682)	2,687
Changes in operating assets and liabilities:
Restricted cash related to security deposits	(4,181)	(5,928)	(9,600)
Restricted cash related to derivative collateral	1,000	—	—
Other assets, net	(10,605)	(14,531)	(18,407)
Accounts payable and accrued expenses	(10,294)	6,936	(1,097)
Resident security deposits	3,281	5,344	10,061
Other liabilities	(11,411)	1,908	4,737
Net cash provided by operating activities	259,789	250,126	197,474

Investing Activities:
Cash acquired in the Mergers (Note 15)	84,952	—	—
Change in amounts deposited and held by others	2,513	5,718	10,275
Acquisition of single-family residential properties	(228,499)	(284,224)	(790,583)
Initial renovations to single-family residential properties	(42,625)	(56,802)	(111,260)
Other capital expenditures for single-family residential properties	(58,456)	(45,936)	(49,773)
Corporate capital expenditures	(4,086)	(3,857)	(2,031)
Proceeds from sale of residential properties	205,980	143,090	135,570
Purchases of investments in debt securities	(95,174)	(16,036)	(118,576)
Repayment proceeds from retained debt securities	79,292	—	—
Change in restricted cash	107,145	3,010	66,545
Other investing activities	2,240	—	—
Net cash provided by (used in) investing activities	53,282	(255,037)	(859,833)

Financing Activities:
Proceeds from IPO, net of underwriting discounts	1,692,058	—	—
IPO costs paid	(2,757)	(2,969)	—
Merger costs paid	(3,796)	—	—
Payment of dividends, dividend equivalents, and distributions	(68,997)	—	(682,470)
Distributions to non-controlling interests	(61)	—	—
Payment of taxes related to net share settlement of RSUs	(15,884)	—	—

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Contributions	—	138,002	246,792
Notes receivable repaid by (issued to) Class B unitholders	—	1,527	(1,500)
Redemption of and dividends paid with respect to Series A Preferred Stock	(1,153)	(136)	(136)
Proceeds from credit facilities	—	184,682	901,572
Payments on credit facilities	(2,321,585)	(219,045)	(1,955,018)
Proceeds from mortgage loans	1,861,447	—	2,370,867
Payments on mortgage loans	(2,951,008)	(46,817)	(17,964)
Proceeds from term loan facility	1,500,000	—	—
Proceeds from revolving facility	135,000	—	—
Payments on revolving facility	(100,000)	—	—
Proceeds from warehouse loans	—	—	144,698
Payments on warehouse loans	—	(115,261)	(305,129)
Purchase of interest rate caps	—	(577)	(2,189)
Deferred financing costs paid	(54,576)	(11,194)	(47,942)
Net cash (used in) provided by financing activities	(331,312)	(71,788)	651,581

Change in cash and cash equivalents	(18,241)	(76,699)	(10,778)
Cash and cash equivalents, beginning of period	198,119	274,818	285,596
Cash and cash equivalents, end of period	$179,878	$198,119	$274,818

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$226,306	$223,237	$203,694
Cash paid for income taxes	2,525	—	—

Noncash investing and financing activities (see Note 15 for noncash activity related to the Mergers):
Accrued renovation improvements at period end	$8,715	$4,962	$8,582
Accrued residential property capital improvements at period end	7,282	3,847	1,906
Accrued acquisition costs at period end	—	—	22
Transfer of residential property, net to other assets, net for held for sale assets	76,801	45,062	—
Reclassification of IPO costs from other assets to additional paid-in capital	2,969	—	—
Reclassification of deferred financing costs upon loan funding	—	—	3,398
Change in other comprehensive income from cash flow hedges	46,624	—	—
The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. On February 6, 2017, INVH completed an initial public offering (“IPO”) of 88,550,000 shares of common stock at a price to the public of $20.00 per share. An additional 221,826,634 shares of common stock were issued to the Pre-IPO Owners (as defined below) on January 31, 2017. On November 16, 2017, INVH merged with Starwood Waypoint Homes (“SWH”) as more fully described below resulting in the issuance of an additional 207,448,958 shares of common stock.
Prior to the IPO, we conducted our business through a combination of entities formed by Blackstone Real Estate Partners VII L.P. (“BREP VII”), an investment fund sponsored by The Blackstone Group L.P., along with BREP VII’s affiliated side-by-side funds and co-investment vehicles (“BREP VII and Affiliates”). The first Invitation Homes partnership was formed on June 12, 2012, through the establishment of Invitation Homes L.P. (“IH1”) and its wholly-owned subsidiary, THR Property Management L.P. (the “Manager”). Preeminent Holdings, Inc. (“IH2”) was created on February 14, 2013, Invitation Homes 3 L.P. (“IH3”) on August 8, 2013, Invitation Homes 4 L.P. (“IH4”) on January 10, 2014, Invitation Homes 5 L.P. (“IH5”) on August 22, 2014, and Invitation Homes 6 L.P. (“IH6”) on June 15, 2015 (collectively with IH1, the “Invitation Homes Partnerships”). Through the Manager, we provide all management and other administrative services with respect to the properties we own. The collective owners of the Invitation Homes Partnerships prior to the IPO are referred to as the “Pre-IPO Owners.”
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
As a result of the Pre-IPO Transactions described below, IH2 was effectively merged into INVH (and the assets and liabilities of IH2 were contributed to INVH LP), and the remaining Invitation Homes Partnerships became wholly-owned subsidiaries of INVH through INVH LP.
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
Our organizational structure includes several wholly-owned subsidiaries that were formed to facilitate our financing arrangements (the “Borrower Entities”). These Borrower Entities are used to align the ownership of our single-family residential properties with individual debt instruments. Collateral for the individual debt instruments may be in the form of equity interests in the Borrower Entities or in pools of single-family residential properties owned either directly by the Borrower Entities or indirectly by their wholly-owned subsidiaries (see Note 6).
References to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer, collectively, to INVH, INVH LP, and the consolidated subsidiaries of INVH LP, including the Manager. References to “SWH” refer to Starwood Waypoint Homes and its subsidiaries.
Pre-IPO Transactions
On January 31, 2017, we effected certain transactions (the “Pre-IPO Transactions”) that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Invitation Homes Partnerships, including the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

full portfolio of homes held by the Invitation Homes Partnerships. As a result of the Pre-IPO Transactions, INVH LP was wholly-owned by INVH directly and through its wholly-owned subsidiary, the OP General Partner. More specifically:

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
Merger with Starwood Waypoint Homes
On November 16, 2017 (the “Merger Date”), pursuant to an Agreement and Plan of Merger, dated as of August 9, 2017 (the “Merger Agreement”), by and among INVH, INVH LP, IH Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of INVH (“REIT Merger Sub”), SWH and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH (“SWH Partnership”), SWH merged with and into REIT Merger Sub, with REIT Merger Sub surviving as our subsidiary (the “REIT Merger”). Immediately after the REIT Merger, SWH Partnership merged with and into INVH LP, with INVH LP surviving as our subsidiary (the “Partnership Merger,” and together with the REIT Merger, the “Mergers”).
Under the terms of the Merger Agreement, each outstanding SWH common share was converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SWH Partnership was converted into 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SWH (an “SWH RSU”) that vested as a result of the Mergers was automatically converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). After giving effect to the Mergers, as of December 31, 2017, INVH owns a 98.2% partnership interest in INVH LP and has the full, exclusive and complete responsibility for and discretion over the day to day management and control of INVH LP. See Note 15 for additional information regarding the accounting treatment for the Mergers.
The REIT Merger is intended to qualify as a reorganization for United States federal income tax purposes, and the Partnership Merger is intended to be treated as a transaction that is generally tax free to the holders of units of SWH Partnership for United States federal income tax purposes.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Subsequent to the date of the Pre-IPO Transactions, these consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. Prior to the date of the Pre-IPO Transactions, these

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

consolidated financial statements include the combined accounts of INVH LP and the Invitation Homes Partnerships and their wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
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
As described in Note 5, as a result of the Mergers we acquired an investment in a joint venture with the Federal National Mortgage Association (“FNMA”), which is a voting interest entity. We do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies. Additionally, FNMA held certain substantive participating rights that preclude the presumption of control by us; as such, we account for our investment using the equity method. In connection with the Mergers, we initially recorded this investment at fair value in connection with purchase accounting as described in Note 15 and have subsequently adjusted for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
Non-controlling interests primarily represent the interests in INVH LP held by a third party as a result of the Partnership Merger. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheet as of December 31, 2017, and the consolidated statement of operations for the year ended December 31, 2017 includes an allocation of the net loss attributable to the non-controlling interest holders.
Adoption of New Accounting Standards
In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities (Topic 815). The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. Effective October 1, 2017, we adopted ASU 2017-12, and the adoption of this standard had no material impact on our consolidated financial statements for any period presented.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Effective January 1, 2017, we adopted ASU 2017-1, and the adoption of this standard had no material impact on our consolidated financial statements for any period presented.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transaction, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Effective January 1, 2017, we adopted ASU 2016-09, and the adoption of this standard had no material impact on our consolidated financial statements for any period presented.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates are inherently subjective in nature and actual results could differ from those estimates.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Investments in Single-Family Residential Properties
Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, our purchases of homes are treated as asset acquisitions and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a tenant is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. Properties acquired in the Mergers were recorded at fair value (see Note 15). The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our consolidated balance sheets (see Note 5). Prior to our adoption of ASU 2017-01 effective January 1, 2017, acquisition costs for transactions accounted for as business combinations were expensed in the period in which they were incurred and were reflected in other expenses in the consolidated statements of operations.
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
Depreciation
Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight line basis. The depreciation period commences upon the cessation of stabilization related activities or upon the completion of improvements made on an ongoing basis. For those costs capitalized in connection with residential property acquisitions and stabilization activities and those capitalized on an ongoing basis, the weighted average useful lives range from 7 years to 28.5 years.
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
To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. Cash flow projections are prepared using internal analyses based on current rental, renewal, and occupancy rates, operating expenses, and inputs from our annual planning process that give consideration to each property’s historical results, current operating trends, and current market conditions. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. To determine the estimated fair value,

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

we consider local broker price opinions (“BPOs”) and automated valuation model (“AVM”) data, each of which are important components of our process with no one information source being necessarily determinative. In order to validate the BPOs and AVM data received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, Fair Value Measurements. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used and any adjustments to comparable transactions made in reaching the value opinions.
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
Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property that is immediately available for sale in its present condition;(ii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iii) the sale of a property is probable within one year (generally determined based upon listing for sale); (iv) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we discontinue depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets.
In connection with the held for sale evaluation described above, we also perform an evaluation to determine whether the results of operations associated with such property, or properties, should be classified as discontinued operations within our consolidated statements of operations. Factors considered as part of our discontinued operations evaluation process include whether a property or a group of properties that are disposed of or classified as held for sale represent a strategic shift that has or will have a major effect on our financial results. As of December 31, 2017 and 2016, we classified $46,814 and $45,062, respectively, as held for sale assets in our consolidated balance sheets (see Note 5). As of and for the years ended December 31, 2017, 2016, and 2015, no properties have been classified as discontinued operations in our consolidated financial statements.
Cash and Cash Equivalents
For purposes of presentation on both the consolidated balance sheets and statements of cash flows, we consider financial instruments with an original maturity of three months or less to be cash and cash equivalents. We maintain our cash and cash equivalents in multiple financial institutions and, at times, these balances exceed federally insurable limits. As a result, there is a concentration of credit risk related to amounts on deposit. We believe any risks are mitigated through the size of the financial institution at which our cash balances are held.
Restricted Cash
Restricted cash represents cash deposited in accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums and deductibles, capital expenditures, prepayments and cash collateral held by the counterparties to certain of our interest rate swap contracts (see Note 4). Amounts deposited in these accounts can only be used as provided for in the mortgage loan agreements (see Note 6) and, therefore, are separately presented within our consolidated balance sheets. For purposes of classification within the consolidated statements of cash flows, amounts deposited in these accounts are classified as investing activities other than those related to resident security deposits, which are classified as operating activities.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Held to Maturity Investments
Investments in debt securities that we have a positive intent and ability to hold to maturity are classified as held to maturity and are presented within other assets, net on our consolidated balance sheets (see Note 5). These investments are recorded at amortized cost. Investments are reviewed at each reporting period for declines in fair value below the amortized cost basis that are other than temporary. Interest income, including amortization of any premium or discount, is classified as other in the consolidated statements of operations. For purposes of classification within the consolidated statements of cash flows, purchases of and repayments from these securities are classified as investing activities.
Deferred Financing Costs
Costs incurred that are directly attributable to procuring external financing are deferred and amortized over the term of the related financing arrangement as interest expense in the consolidated statements of operations. Costs that are deferred for the procurement of such financing are presented either as an asset in other assets, net when associated with a revolving debt instrument and prior to funding of a loan or as a liability in term loan facility, net, mortgage loans, net, or credit facilities, net when associated with other indebtedness. Unamortized financing costs are charged to earnings when debt is retired before the maturity date.
Convertible Senior Notes
ASC Topic 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with Mergers, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate as of the Merger Date (see Note 6). The resulting discount from the outstanding principal balance of the convertible senior notes is being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense in the consolidated statement of operations for the year ended December 31, 2017.
Revenue Recognition and Resident Receivables
Rental revenue, net of any concessions, is recognized monthly as it is earned on a straight-line basis over the term of the lease. Other property income is recognized when earned and realized or realizable.
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of residents to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories, and overall delinquencies. The provision for doubtful accounts is recorded as a reduction of rental revenues and other property income in our consolidated statements of operations.
Deferred Leasing Costs
Costs associated with leasing our single-family residential properties, which consist primarily of commissions paid to leasing agents, are deferred in the period in which they are incurred as a component of deferred leasing costs and are subsequently amortized over the lease term. Deferred leasing costs are included as a component of other assets, net within our consolidated balance sheets and their amortization is classified as property operating and maintenance within the consolidated statements of operations (see Note 5). Costs incurred in connection with our leasing activities that do not result in the execution of a lease are expensed in the period incurred.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Goodwill
In connection with the Mergers, we recorded goodwill (see Note 15), which is not amortized. We will test for impairment on an annual basis effective October 31, 2018, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value.
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
Earnings Per Share
We use the two-class method to compute basic and diluted earnings (loss) per common share (“EPS”) because certain of our restricted stock units (“RSUs”) and restricted shares of our common stock (“RSAs”) (see Share-Based Compensation Expense below) are participating securities as defined by GAAP. We compute basic EPS by dividing net income (loss) available to common shareholders for the period by the weighted-average number of common shares outstanding for the period, adjusted to exclude non-vested RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs except when doing so would be anti-dilutive. Prior to the IPO, our business was conducted through the Invitation Homes Partnerships, which did not have a common capital structure upon which to compute historical EPS. Accordingly, EPS has not been presented for historical periods prior to the IPO.
Derivatives
We enter into interest rate swap and interest rate cap agreements (collectively, “Hedging Derivatives”) for interest rate risk management purposes. We do not enter into Hedging Derivatives for trading or other speculative purposes, and all of our Hedging Derivatives are carried at fair value in our consolidated balance sheets. Designated hedges are derivatives that meet the criteria for hedge accounting and that we have elected to designate as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or that we have not elected to designate as hedges.
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month London Interbank Offered Rate (“LIBOR”). In connection with the Pre-IPO Transactions and the Mergers we have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The fair value of Hedging Derivatives that are in an asset position are included in other assets, net and those in a liability position are included in other liabilities in our consolidated balance sheets. For Non-Designated Hedges, the related changes in fair value are reflected within interest expense in the consolidated statements of operations. For Designated Hedges, the changes in fair value are reported as a component of other comprehensive income (loss) in our consolidated balance sheets and reclassified into earnings as interest expense in our consolidated statements of operations when the hedged transactions affect earnings. See Note 7 for further discussion of derivative financial instruments.
Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”). In connection with and subsequent to the IPO, we issued RSUs that settle in shares of common stock and RSAs for which share-based compensation expense is recognized.
We recognized share-based compensation expense for the Class B Units based on the estimated fair value of the Class B Units and vesting conditions of the related incentive unit agreements. Since the Class B Units granted by IH1 were granted to employees of the Manager, a wholly-owned subsidiary of IH1, the related share-based compensation expense was based on the grant-date fair value of the units and recognized in expense over the service period. Because units in IH2, IH3, IH4, IH5, and IH6 were granted to non-employees of those respective partnerships, fair value was remeasured for non-vested units at the end of each reporting period. The fair value of the Class B Units was determined based on a valuation model that took into account discounted cash flows and a market approach based on comparable companies and transactions.
We recognize share-based compensation expense for the RSUs and RSAs based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche or when any applicable performance or market conditions are met in accordance with the related RSU and RSA agreements. The grant-date fair value of RSUs and RSAs is generally based on the closing price of our common stock on the grant date except for market based RSU grant‑date fair values, which are based on Monte-Carlo option pricing models.
Additional compensation expense is recognized if modifications to existing incentive compensation unit, RSU, or RSA agreements result in an increase in the post-modification fair value of the units that exceeds their pre-modification fair value. Share-based compensation expense is presented as components of general and administrative expense and property management expense in our consolidated statements of operations. See Note 10 for further discussion of share-based compensation expense.
Income Taxes
As a result of the Pre-IPO Transactions more fully described in Note 1, the Invitation Homes Partnerships transferred all assets, liabilities, and operations to INVH through certain mergers and related transactions, including the IH2 Property Holdings Merger. IH2 Property Holdings Inc. had previously elected to qualify as a Real Estate Investment Trust (“REIT”) for United States federal income tax purposes commencing with its taxable year ended December 31, 2013. Effective upon consummation of the IH2 Property Holdings Merger, INVH became subject to such REIT election. Following the Mergers on November 16, 2017, the assets and income derived from the assets acquired from SWH became the assets and income of INVH.
We intend to continue to operate as a REIT, and our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. If we qualify for taxation as a REIT, we will generally not be subject to United States federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to United States federal income taxes at regular corporate rates (including, for taxable years beginning prior to January 1, 2018, any applicable alternative minimum tax) and may not be able to qualify as a REIT for subsequent taxable years.
Even if we qualify as a REIT, we may be subject to United States federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS, defined below, and on any net income from sales of assets that were held for sale to customers in the ordinary course. In addition, for taxable years beginning prior to January 1, 2018, we could also be subject

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

to the alternative minimum tax on items of tax preference. State and local tax laws may not conform to the United States federal income tax treatment, and we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.
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
Certain of our operations, or a portion thereof, are conducted through taxable REIT subsidiaries, each of which we refer to as a TRS. A TRS is a subsidiary C corporation that has not elected REIT status and as such is subject to United States federal and state corporate income tax. We use TRS entities to facilitate our ability to perform non-real estate related activities and/or perform non-customary services for residents that cannot be offered directly by a REIT.
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
We file income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. Our filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years varying based upon the date of incorporation of the specific entity. The years open to examination range from 2014 to present.
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
Recent Accounting Pronouncements
In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The purpose of this pronouncement is to update the guidance in the SEC paragraphs of the Accounting Standards Codification to align with ASU No. 2014-09. This new standard will be effective at the same time an entity adopts the new revenue guidance in ASU No. 2014-09, Revenue from Contracts with Customer (Topic 606) (“ASU 2014-09”), which is

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

effective on January 1, 2018. We have determined that the adoption of this standard will not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the definition of modification with the objective of evaluating whether modification accounting should be applied when there are changes to the terms or conditions of a share-based payment award. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods with early adoption permitted. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, it will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to revenue transactions (contracts with customers). The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20, Real Estate Sales, will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. This new standard will be effective at the same time an entity adopts the new revenue guidance in ASU 2014-09, which is effective on January 1, 2018. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by removing step two of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. Effective January 1, 2018, we will adopt ASU 2017-4, which will impact our goodwill impairment testing process. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that period changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents are explained in the statement of cash flows. Thus, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within that reporting period. The adoption of this standard will modify our current disclosures and classifications within the consolidated statements of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new guidance will require the current and deferred tax effects of intercompany transactions, except for those involving inventory, to be recognized currently. Under current GAAP, the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This new standard will be effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments including debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. The adoption of this standard will modify our current disclosures and classifications within the consolidated statements of cash flows, but is not expected to have a material effect on our consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. This new standard will be effective for annual reporting periods beginning after December 15, 2019 and interim periods within that reporting period with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period.  We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under current GAAP, while aligning with the FASB’s new revenue recognition guidance. The new standard will be effective for us for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. We expect that the adoption of this standard will result in an increase in assets and liabilities in our consolidated balance sheets related to our leased office space.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. The new standard will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The guidance will be effective for us for annual reporting periods beginning after December 15, 2017, and for interim periods within those annual periods. At that time, we may adopt the full retrospective approach or the modified retrospective approach. We anticipate selecting the modified retrospective transition method with any cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018 as required. We have determined that its adoption will not have a significant impact on our consolidated financial statements, as more than 90% of our total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard. In addition, we have determined that there will not be a material impact on our other property income.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2017	December 31, 2016
Land	$4,646,917	$2,703,388
Single-family residential property	13,084,156	6,829,579
Capital improvements	536,297	229,890
Equipment	120,528	31,988
Total gross investments in the properties	18,387,898	9,794,845
Less: accumulated depreciation	(1,075,634)	(792,330)
Investments in single-family residential properties, net	$17,312,264	$9,002,515
As of December 31, 2017 and 2016, the carrying amount of the residential properties above included $125,903 and $122,009, respectively, of capitalized acquisition costs (excluding purchase price), along with $62,938 and $62,169, respectively, of capitalized interest, $25,966 and $26,050, respectively, of capitalized property taxes, $4,727 and $4,764, respectively, of capitalized insurance, and $2,818 and $2,890, respectively, of capitalized HOA fees.
During the years ended December 31, 2017, 2016, and 2015, we recognized $297,627, $263,093, and $245,065 respectively, of depreciation expense related to the components of the properties, $8,223, $0, and $601 respectively, of amortization related to in-place lease intangible assets, and $3,728, $4,588, and $4,573 respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2017, 2016, and 2015, impairments totaling $2,231, $2,282, and $1,448, respectively, have been recognized and are included in impairment and other in the consolidated statements of operations.
Note 4—Restricted Cash
Pursuant to the terms of the credit facility agreements and the mortgage loans described in Note 6, we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) completion reserves; (ii) renovation reserves; (iii) leasing commission reserves; (iv) debt service reserves; (v) property tax reserves; (vi) insurance premium and deductible reserves; (vii) standing reserves; (viii) special reserves; (ix) termination fee reserves; (x) eligibility reserves; (xi) collections; and (xii) non-conforming property reserves. In February 2017, the credit facilities were repaid in full and all related reserve accounts were released. Prior to that time, the credit facility reserve accounts were under the sole control of the Administrative Agent, as defined in the credit facility agreements. The reserve accounts associated with the mortgage loans are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that are required to be segregated. We also are required to post collateral related to certain of our interest rate swap agreements and to hold letters of credit as required by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified within our consolidated balance sheets as restricted cash.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

As of December 31, 2017 and 2016, the balances in our restricted cash accounts are as set forth in the table below. As of December 31, 2016, no amounts were funded to the completion, renovation, leasing commission, debt service, termination fee, and nonconforming property reserve accounts as the conditions specified in the credit facility agreements that require such funding did not exist, and none are required at December 31, 2017 as the credit facilities had been repaid in full.

	December 31, 2017	December 31, 2016
Resident security deposits	$147,098	$86,239
Collections	40,607	42,767
Property taxes	20,785	52,256
Derivative collateral	15,120	—
Standing and capital expenditure reserves	5,257	24,409
Insurance premium and deductible	4,250	4,432
Letters of credit	2,994	2,681
Eligibility reserves	573	9,274
Special reserves	—	34
Total	$236,684	$222,092
Note 5—Other Assets
As of December 31, 2017 and 2016, the balances in other assets, net are as follows:

	December 31, 2017	December 31, 2016
Investments in debt securities, net	$378,545	$209,337
Interest rate swaps (Note 7)	57,612	—
Investment in unconsolidated joint venture	57,078	—
Held for sale assets(1)	46,814	45,062
Prepaid expenses	37,869	21,883
In-place leases, net	37,517	—
Rent and other receivables, net	24,525	11,604
Corporate fixed assets, net	16,595	6,247
Amounts deposited and held by others	12,598	1,260
Deferred financing costs, net	7,504	—
Deferred leasing costs, net	7,018	7,710
Other	12,930	6,522
Total	$696,605	$309,625

(1)	As of December 31, 2017 and 2016, 236 and 391 properties were classified as held for sale.
Investments in Debt Securities, net
Prior to the Mergers, in connection with certain of our Securitizations, as defined in Note 6, we retained and purchased certificates totaling $225,430, net of unamortized discounts of $3,345 as of December 31, 2017. In connection with the Mergers, we acquired certificates totaling $153,115 in connection with certain SWH securitization transactions. These

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

investments in debt securities are classified as held to maturity investments. As of December 31, 2017 and 2016, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of December 31, 2017, our retained certificates are scheduled to mature over the next six months to nine years.
Investment in Unconsolidated Joint Venture
In connection with the Mergers, we acquired a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly-owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval on major decisions. As of December 31, 2017, the joint venture owned 776 properties.
In-Place Leases, net
In connection with the Mergers, we acquired in-place leases with a fair value of $45,740. The amortization period assigned at the Merger Date was approximately eight months, which represents the weighted-average remaining lease period, and amortization expense of $8,223 is included in depreciation and amortization expense in the consolidated statement of operations for the year ended December 31, 2017. As of December 31, 2017, our unamortized balance was $37,517, which will be fully amortized in the year ended December 31, 2018.
Rent and Other Receivables, net
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net within the consolidated balance sheets, is an allowance for doubtful accounts of $4,094 and $1,183, as of December 31, 2017 and 2016, respectively.
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net in our consolidated balance sheet due to the line of credit features of the Revolving Facility. These deferred financing costs are being amortized as interest expense on a straight line basis over the term of the Revolving Facility. As of December 31, 2017, our unamortized balance was $7,504.
Note 6—Debt
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by the respective Borrower Entities. We utilize the proceeds from our securitizations to fund (i) repayments of then-outstanding indebtedness, including credit facilities and prior securitization transactions, (ii) initial deposits into Securitization reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends. In addition to the Securitization transactions we initiated, we assumed certain mortgage loans from SWH in connection with the Mergers.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2017 and 2016:

					Outstanding Principal Balance(2)
	Origination Date	Maturity Date	Interest Rate(1)	Range of Spreads	December 31, 2017	December 31, 2016
IH1 2013-1	N/A	N/A	—%	125-375 bps	$—	$462,431
IH1 2014-1	N/A	N/A	—%	107-382 bps	—	978,231
IH1 2014-2, net	N/A	N/A	—%	117-407 bps	—	710,664
IH1 2014-3, net	N/A	N/A	—%	126-506 bps	—	766,753
IH2 2015-1, net(3)(4)	January 29, 2015	March 9, 2019	3.99%	152-437 bps	528,795	531,318
IH2 2015-2(3)	April 10, 2015	June 9, 2018	3.57%	142-377 bps	627,259	630,283
IH2 2015-3(3)	June 25, 2015	August 9, 2018	3.80%	136-481 bps	1,165,886	1,184,314
IH1 2017-1(5)	April 28, 2017	June 9, 2027	4.23%	N/A	996,453	—
IH1 2017-2(3)	November 9, 2017	December 9, 2019	3.06%	91-306 bps	863,413	—
CAH 2014-1(3)(6)	April 10, 2014	May 9, 2018	3.28%	125-290 bps	473,384	—
CAH 2014-2(3)(6)	June 30, 2014	July 9, 2018	3.32%	105-345 bps	385,401	—
CAH 2015-1(3)	June 11, 2015	July 9, 2018	3.45%	128-373 bps	656,551	—
CSH 2016-1(3)	June 7, 2016	July 9, 2018	3.87%	158-508 bps	531,517	—
CSH 2016-2(3)	November 3, 2016	December 9, 2018	3.41%	133-423 bps	609,815	—
SWH 2017-1(3)	September 29, 2017	October 9, 2019	3.11%	102-347 bps	769,754	—
Total Securitizations					7,608,228	5,263,994
Less deferred financing costs, net					(28,075)	(9,256)
Total					$7,580,153	$5,254,738

(1)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of December 31, 2017, LIBOR was 1.56%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees

(2)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(3)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five, one‑year extension options at the borrower’s discretion (provided that there is no continuing event of default under the loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH2 2015-2, IH2 2015-3, CAH 2014-1 and CAH 2015-1 mortgage loans have exercised the first extension option; and IH2 2015-1, and CAH 2014-2 have exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(4)	Net of unamortized discount of $0 and $55 as of December 31, 2017 and 2016, respectively.

(5)	Net of unamortized discount of $3,345 as of December 31, 2017.

(6)	On February 8, 2018, the outstanding balances of CAH 2014-1 and CAH 2014-2 were repaid in full with proceeds from IH 2018-1, a new securitization transaction (see Note 17).
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third‑party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two to three year initial terms are individually subject to two to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective loan agreement and the Borrower Entity obtains a replacement interest rate cap agreement in a form reasonably acceptable the lender. IH 2017-1 is a 10-year, fixed

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Certain components were sold at a discount, and $3,345 and $55 of unamortized discount are included in mortgage loans, net in our consolidated balance sheets as of December 31, 2017 and 2016, respectively.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2017 and 2016, a total of 47,616 and 30,900 homes (unaudited), respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
Transactions with Trusts
Concurrent with the execution of each loan agreement, the respective third-party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities are wholly-owned subsidiaries, except for the IH 2013-1 and IH 2014-1 Depositor Entities which were wholly-owned by unaffiliated third parties. We accounted for the transfer of the individual Securitizations from the wholly-owned Depositor Entities to the respective Trusts as sales under ASC Topic 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were both originated by the lender and immediately transferred at the same fair market value.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our consolidated financial statements other than with respect to Certificates we retained in connection with a Securitization or purchased at a later date.
The Trusts are structured as pass-through entities that receive interest, and in the case of IH1 2013-1 and CAH 2014-1 principal payments, from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
Retained Certificates
Beginning in April 2014, the Trusts made Certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, sponsors of the mortgage loans are required to retain a portion of the risk that represents a material net economic interest in each loan. These requirements were further refined in December 2016 pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). As such, loan sponsors are now required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date.
To fulfill these requirements, Class G certificates for IH1 2014-2, IH1 2014-3, IH2 2015-1, IH2 2015-2, IH2 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 are equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates are restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates at the time of the related Securitizations, and they are principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we have elected to purchase certain Class F certificates, which bear a stated annual interest rate of LIBOR plus a spread ranging from 4.80% to 5.08%.
For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

For IH 2017-2 and SWH 2017-1, we retained a portion of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.91% to 3.47%.
The retained certificates total $378,545 and $209,337 as of December 31, 2017 and 2016, respectively, are classified as held to maturity investments, and are recorded in other assets, net in the consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. At December 31, 2017, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed are generally not permitted by us under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election and mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2017, 2016, and 2015, we made voluntary and mandatory prepayments of $2,951,008, $42,099, and $13,173, respectively, under the terms of the loan agreements.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a loan agreement with a syndicate of banks, financial institutions and institutional lenders for a new credit facility (the “New Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The New Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The New Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes. Proceeds from the Revolving Facility were used for general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table sets forth a summary of the outstanding principal amounts under such loans as of December 31, 2017:

	Maturity Date	Interest Rate(1)	December 31, 2017
Term loan facility	February 6, 2022	3.26%	$1,500,000
Deferred financing costs, net			(12,027)
Term Loan Facility, net			$1,487,973

Revolving Facility	February 6, 2021	3.31%	$35,000

(1)	Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin of 1.70% and 1.75%, respectively; as of December 31, 2017, LIBOR was 1.56%.
Interest Rate and Fees
Borrowings under the New Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30%, in the case of base rate loans, and 1.75% to 2.30%, in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30%, in the case of base rate loans, and 1.70% to 2.30%, in the case of LIBOR rate loans. In addition, the New Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.35% or 0.20% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply; and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
Prepayments and Amortization
No principal reductions are required under the New Credit Facility. We are permitted to voluntarily repay amounts outstanding under the Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. Once repaid, no further borrowings will be permitted under the Term Loan Facility.
Loan Covenants
The New Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to the our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) incur additional indebtedness that is secured on a pari passu basis with the New Credit Facility.
The New Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the New Credit Facility are entitled to take various actions, including the acceleration of

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

amounts due under the New Credit Facility and all actions permitted to be taken by a secured creditor. At December 31, 2017, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the New Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly-owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the New Credit Facility. In addition, INVH may be required to provide a guarantee of the New Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.
The New Credit Facility is collateralized by first priority or equivalent security interests in all the capital stock of, or other equity interests in, any Subsidiary Guarantor held by us and each of the Subsidiary Guarantors. The security interests granted under the New Credit Facility will be automatically released upon the occurrence of certain events, including upon an Investment Grade Rating Event or if the total net leverage ratio is less than or equal to 8.00:1.00 for four consecutive fiscal quarters.
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In July 2014, SWH issued $230,000 in aggregate principal amount of 3.00% convertible senior notes due 2019 (the “2019 Convertible Notes”). Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1st and July 1st of each year. The 2019 Convertible Notes will mature on July 1, 2019.
In January 2017, SWH issued $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 (the “2022 Convertible Notes” and together with the 2019 Convertible Notes, the “Convertible Senior Notes”). Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15th and July 15th of each year. The 2022 Convertible Notes will mature on January 15, 2022.
The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2017:

	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Amortization Period	Principal Amount
2019 Convertible Notes	3.00%	4.92%	53.0969	7/1/2019	1.50 years	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	4.04 years	345,000
Total						575,000
Net unamortized fair value adjustment						(26,464)
Total						$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223,185 and $324,252 for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at December 31, 2017, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes did not meet the criteria for conversion as of December 31, 2017, except as noted below in connection with the completion of the Mergers.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Terms of Conversion
As of December 31, 2017, the conversion rate applicable to the 2019 Convertible Notes was 53.0969 common shares per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.83 per common share – actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of December 31, 2017, the conversion rate applicable to the 2022 Convertible Notes was 43.7694 common shares per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share – actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
General Terms
We may not redeem the Convertible Senior Notes prior to their maturity dates except to the extent necessary to preserve our status as a REIT for United States federal income tax purposes, as further described in the indentures. If we undergo a fundamental change as defined in the indentures, holders may require us to repurchase for cash all or any portion of their Convertible Senior Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indentures contain customary terms and covenants and events of default. If an event of default occurs and is continuing, the Convertible Notes Trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding Convertible Senior Notes, by notice to us and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on all the Convertible Senior Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization in respect to us (as set forth in the indentures), 100% of the principal of and accrued and unpaid interest on the Convertible Senior Notes will automatically become due and payable.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Prior Credit Facilities
On February 6, 2017, all of the then-existing credit facilities were paid in full, in connection with the closing of our IPO. The following table sets forth a summary of the outstanding principal amounts of these credit facilities as of December 31, 2017 and 2016:

			Outstanding Principal Balance(1)
	Origination Date	Range of Spreads	December 31, 2017	December 31, 2016
IH1 2015	April 3, 2015	325 bps	$—	$85,492
IH2 2015	September 29, 2015	275 bps	—	43,859
IH3 2013	December 19, 2013	300-425 bps	—	932,583
IH4 2014	May 5, 2014	300-425 bps	—	529,866
IH5 2014	December 5, 2014	275-400 bps	—	564,348
IH6 2016	April 13, 2016	250-375 bps	—	165,437
Total			—	2,321,585
Less deferred financing costs, net			—	(6,044)
Total			$—	$2,315,541

(1)	Outstanding principal balance does not include deferred financing costs, net.
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2017:

Year	Mortgage Loans(1)(2)	Term Loan Facility	Revolving Facility	Convertible Senior Notes	Total
2018	$4,449,813	$—	$—	$—	$4,449,813
2019	2,161,962	—	—	230,000	2,391,962
2020	—	—	—	—	—
2021	—	—	35,000	—	35,000
2022	—	1,500,000		345,000	1,845,000
2023 and thereafter	996,453	—	—	—	996,453
Total	7,608,228	1,500,000	35,000	575,000	9,718,228
Less deferred financing costs, net	(28,075)	(12,027)	—	—	(40,102)
Less unamortized fair value adjustment	—	—	—	(26,464)	(26,464)
Total	$7,580,153	$1,487,973	$35,000	$548,536	$9,651,662

(1)
On February 8, 2018, the outstanding balances of CAH 2014-1 and CAH 2014-2 were repaid in full with proceeds from IH 2018-1, a new securitization transaction (see Note 17). The net result of the repayments and new securitization will be to reduce 2018 obligations by $858,785, to be replaced with obligations totaling $916,571 due in 2020.

(2)	The maturity dates of the obligations are reflective of all extensions that have been exercised.
Note 7—Derivative Instruments
From time to time, we enter into derivative instruments to manage the economic risk of changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes. Designated hedges are derivatives that meet the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

criteria for hedge accounting and for which we have elected to designate them as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or which we did not elect to designate as accounting hedges.
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Certain of the Invitation Homes Partnerships and certain Borrower Entities guaranteed the obligations under each of the interest rate swaps from the date the swaps were entered into through the date of the IPO. Each of these swaps was accounted for as a non-designated hedge until January 31, 2017, when the criteria for hedge accounting were met as a result of the Pre-IPO Transactions described in Note 1. At that time, we designated these swaps for hedge accounting purposes. Subsequent to that date, changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. We recorded these interest rate swaps at their aggregate estimated fair value of $21,135 (see Note 15). Over the terms of each swap, an amount equal to the Merger Date fair value will be amortized and recorded as an increase in interest expense and accumulated other comprehensive income.
The table below summarizes our interest rate swap instruments as of December 31, 2017:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
February 23, 2016	March 15, 2017	March 15, 2018	0.85%	One-month LIBOR	$800,000
February 23, 2016	March 15, 2017	March 15, 2018	0.80%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.10%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.06%	One-month LIBOR	800,000
June 3, 2016	July 15, 2017	July 15, 2018	0.93%	One-month LIBOR	450,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 10, 2017	January 15, 2017	January 15, 2018	1.04%	One-month LIBOR	550,000
January 10, 2017	January 15, 2018	January 15, 2019	1.58%	One-month LIBOR	550,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
March 29, 2017	March 15, 2019	March 15, 2022	2.21%	One-month LIBOR	800,000
During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $5,324 will be reclassified to earnings as a decrease in interest expense.
There were no interest rate swap agreements designated as hedges outstanding during the year ended December 31, 2016.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the loans made by the third-party lenders and strike prices ranging from approximately 2.63% to 4.43% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparty and all other rights, have been pledged as additional collateral for the loans.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2017 and 2016:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2017	December 31, 2016	Balance Sheet Location	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$57,612	$—	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	27	29	Other liabilities	—	—
Interest rate swaps	Other assets	—	—	Other liabilities	—	8,683
Total		$57,639	$29		$—	$8,683

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Amount of Gain (Loss) Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
	2017	2016	2015		2017	2016	2015	2017	2016	2015
Derivatives in cash flow hedging relationships
Interest rate swaps	$31,636	$—	$—	Interest expense	$(16,708)	$—	$—	$256,970	$286,048	$273,736

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		Year Ended December 31,
		2017	2016	2015
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(364)	$(577)	$(2,110)
Interest rate swaps	Interest expense	(3,674)	(8,683)	—
Total		$(4,038)	$(9,260)	$(2,110)
Credit-Risk-Related Contingent Features
We have agreements with certain of our derivative counterparties for our interest rate swap agreements that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2017, we had no interest rate swap derivatives with a fair value in a net liability position. As of December 31, 2017, we have posted collateral amounting to $15,120 related to certain of these agreements (see Note 4).
Note 8—Equity
Shareholders’ Equity
In connection with our IPO, we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 RSUs (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before IPO costs of $5,726. During the year ended December 31, 2017, we issued 1,347,550 shares of common stock in net settlement of 2,072,716 fully vested RSUs.
Starwood Waypoint Homes Merger
In connection with the Mergers (see Note 1), SWH stockholders received an aggregate of 207,448,958 shares of our common stock in exchange for all outstanding SWH common shares. In addition, we issued 9,441,615 units, representing limited partner interests in INVH LP, which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our balance sheet as of December 31, 2017.
Dividends
To qualify as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our stockholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year.
The following table summarizes our dividends declared from January 1, 2017 through December 31, 2017:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Declared
Q4-2017	October 24, 2017	$0.08	November 7, 2017	$25,139
Q3-2017	August 15, 2017	0.08	August 31, 2017	25,200
Q2-2017	May 15, 2017	0.06	May 31, 2017	18,800

(1)	Amounts are displayed in actual dollars and are paid on a per share basis.

On February 2, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on February 13, 2018, which was paid on February 28, 2018.
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
The IH2 Series A Preferred Stock ranked, in respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation or dissolution, senior to the IH2 common stock. Holders of such IH2 Series A Preferred Stock shares were entitled to receive cumulative cash dividends at the rate of 12.0% per annum of the total of a liquidation preference. On January 31, 2017, in connection with the Pre-IPO Transactions, the Series A Preferred Stock was redeemed for $1,153, inclusive of the redemption premium and accrued and unpaid dividends to that date. As of December 31, 2017 and 2016, there were no dividend amounts declared and outstanding related to the 12.0% per annum dividend requirements of the Series A Preferred Stock.
Profits and losses, and cash distributions were allocated in accordance with the terms of the respective entity’s organizational documents. We made no distributions to our equity investors, and we received $138,002 of contributions during the year ended December 31, 2016.
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
We previously executed notes receivables with certain Class B unitholders (the “Class B Notes”) and funded $20,228 pursuant to those note agreements, of which $1,527, including accrued interest had been repaid as of December 31, 2016. On January 5, 2017, $7,723 of Class B Notes, including accrued interest, were canceled, and the transaction was accounted for as a distribution to the underlying unitholder. As part of the Pre-IPO Transactions, IH1 assigned $11,963, including accrued interest, of Class B Notes to a wholly-owned subsidiary of the Pre-IPO Owners that was formed in connection with the reorganization described in Note 1, and the transaction was accounted for as a distribution. The Class B Notes were secured by certain of the Class B units of the makers of the Class B Notes and were otherwise non-recourse to the makers. The Class B Notes matured at the earlier of a liquidation event or defined dates in 2024 and bore interest of 1.57% to 1.97% per annum. As such, the Class B Notes were recorded as a component of combined equity on our consolidated balance sheet as of December 31, 2016.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 9—Related Party Transactions
Management Services
One of our wholly-owned subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the year ended December 31, 2017, we earned $385 of management fees which are included in other, net in the accompanying consolidated statement of operations.
Other Transactions
Through December 31, 2014, certain related parties provided us with consulting services for which we recorded payables. We also made offsetting income tax payments related to distributions on behalf of these related parties. During the year ended December 31, 2016, we repaid the $1,959 outstanding as of December 31, 2015.
Note 10—Share-Based Compensation
We have share-based compensation programs for the purpose of retaining certain key employees and directors as more fully described below. Prior to the IPO, the program consisted of incentive compensation units, the Class B Units, granted in the form of profits interests in the Invitation Homes Partnerships. In connection with and subsequent to the IPO, we granted awards in the form of RSUs that settle in shares of common stock of INVH and RSAs that are restricted shares of common stock of INVH.
Profits Interests — Class B Units
Prior to the IPO, the Invitation Homes Partnerships granted incentive compensation units to certain key employees and directors, which were profits interests for United States federal income tax purposes. The Class B Units were accounted for as a substantive class of equity and contained both service based and performance based vesting criteria. Recognition of compensation expense was recorded based on whether or not the award recipient was an employee of the Manager, a wholly-owned subsidiary of IH1, resulting in some awards being recognized based on grant-date fair value and others being remeasured at each reporting period until the actual vesting date as required for non-employee awards. Prior to the IPO, none of the performance based vesting criteria had been achieved, and as such through the date of the IPO, no compensation expense had been recorded for performance based Class B Units. However, the IPO triggered achievement of the performance based criteria and effectively converted all such awards into service based awards.
2017 New Class B Unit Awards: Pursuant to an amended and restated partnership agreement, on January 5, 2017, IH6 issued certain individuals a total of 9,650 Class B Units that were expected to vest based on terms and conditions similar to all other Class B Units. In January 2017, an additional 188 Class B Units in total were issued from IH1, IH2, and IH3.
2017 Class B Unit Conversion: The Pre-IPO Transactions described in Note 1 resulted in accelerated vesting of 7,520 Class B Units held by certain unitholders which resulted in additional share-based compensation expense of $11,601 as of the date of the IPO. On January 31, 2017, in connection with the IPO, all of the Class B Units held by current employees of the Manager and certain directors (except for 3,878 fully vested Class B Units awarded to a certain unitholder) were either converted into shares of INVH common stock or canceled based on the value of the Class B Units implied by the per share price of common stock sold to the public in the IPO. As such, a total of 730 Class B Units were converted into 62,529 RSAs, and 17,669 Class B Units were canceled for no consideration. For the Class B Units converted into RSAs, vesting and other terms of the RSAs delivered in the conversion have the same vesting and other terms applicable to the corresponding Class B Units converted.
Additionally, the obligations under the remaining 40,992 fully vested Class B Units, including those of the unitholders who are not current employees of the Manager, certain directors, and the one employee unitholder noted above that did not convert, were converted into similar fully vested units of newly formed subsidiaries of the Pre-IPO Owners.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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

As of January 31, 2017, no Class B Units were outstanding.

INVH RSAs and RSUs
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares, and as of December 31, 2017, we have awarded 4,631,909 shares thereunder. Time-vesting RSUs are participating securities for EPS purposes, and performance or market based vesting RSUs are not.
IPO-Related: In connection with the IPO, we issued the following RSAs and RSUs:

•
Conversion Pre-IPO Awards: The January 2017 Class B Unit conversion resulted in the issuance of 62,529 RSAs, of which the remaining 6,111 non-vested RSAs will vest in accordance with the original terms of the Class B Unit award agreements.

Recipients of the Class B Units granted by IH6 to certain individuals were also granted bonus awards (the “IH6 Bonus Awards”) entitling the recipients to receive bonus payments in connection with an IPO or exit event. Upon completion of the INVH IPO, the $4,825 of IH6 Bonus Awards were settled in the form of 241,250 RSUs that were fully vested upon issuance.

•
Supplemental Bonus Plan: In October 2016, we established a supplemental bonus plan for certain key executives and employees (the “Supplemental Bonus Plan”). Pursuant to the Supplemental Bonus Plan, the awards became payable and the payment amount became determinable upon the completion of the IPO. In January 2017, the $59,797 of awards were converted into 2,988,120 time-vesting RSUs that will generally vest in three equal annual installments, commencing on the completion of the INVH IPO and on the first and second anniversaries thereafter, unless modified in connection with the Mergers or the resulting integration.

Annual Long Term Incentive Plan (“LTIP”):

•
2017 Annual Awards: During the year ended December 31, 2017, we granted 874,410 RSUs pursuant to LTIP awards (the “LTIP Awards”) each of which award is divided into three tranches (“Tranche 1,” “Tranche 2,” and “Tranche 3”). Within each tranche, 25% of the RSUs subject to the award vest based on time-vesting conditions, approximately 25% vest based on market based vesting conditions, and approximately 50% vest based on performance based vesting conditions.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The time-vesting RSUs vest in installments based on anniversary dates of March 1, 2017 subject to continued employment through the applicable vesting date as follows: Tranche 1 on the first anniversary; Tranche 2 in two equal installments on each of the first and second anniversaries; and Tranche 3 in four equal installments on each of the first four anniversaries.
The market and performance based RSUs may be earned based on the achievement of certain measures over an approximate one-, two-, or three-year performance period, which performance periods correspond, respectively, to the Tranche 1, Tranche 2, and Tranche 3 LTIP Awards. The number of RSUs earned will be determined based on performance achieved during the specified performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the market and performance based RSUs are earned on the date after the end of the performance period on which the performance results are certified (the “Certification Date”) by our compensation and management development committee (the “Compensation Committee”). The Tranche 1 and Tranche 2 market and performance based RSUs will vest on the Certification Date subject to continued employment through such date. The Tranche 3 market and performance based RSUs will vest in two equal installments, on the related Certification Date and December 31, 2020, subject to continued employment through such vesting dates.
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
Other Awards: During the year ended December 31, 2017, we granted 307,327 RSUs (the “Retention Awards”) each of which award is a time-vesting award with service periods, as amended, ranging from two to four years. In connection with the Mergers, INVH issued 150,927 time-vesting awards with a three year service period. Additionally, during the year ended December 31, 2017, INVH issued $1,398 of awards, or 69,875 RSUs, to directors who are not our employees or employees of BREP VII. These director awards will fully vest on the date scheduled for INVH’s 2018 annual stockholders meeting, subject to the director’s continued service on the board of directors through such date, unless otherwise modified.

Assumed Awards
In connection with the Mergers, we assumed the terms of award agreements governing 949,698 non-vested RSUs (as converted pursuant to the Exchange Ratio) granted prior to the Mergers under SWH’s equity incentive plans. Each assumed award is a time-vesting award that was issued with service periods ranging from three to four years, unless accelerated pursuant to the original agreement or otherwise modified in connection with the Mergers or the resulting integration.
The following table summarizes the status of non-vested RSUs and RSAs as of December 31, 2017 and changes during the period from January 31, 2017 through December 31, 2017:

	RSUs		RSAs		Total Share-Based Awards
	Number	Weighted Average Grant-Date Fair Value (Actual $)	Number	Weighted Average Grant-Date Fair Value (Actual $)	Number	Weighted Average Grant-Date Fair Value (Actual $)
Balance, January 1, 2017	—	$—	—	$—	—	$—
Granted	4,631,909	20.62	62,529	15.50	4,694,438	20.56
Assumed in the Mergers	949,698	23.01	—	—	949,698	23.01
Vested(1)	(2,192,584)	(20.16)	(56,418)	(15.64)	(2,249,002)	(20.04)
Forfeited	(291,130)	(21.28)	—	—	(291,130)	(21.28)
Balance, December 31, 2017	3,097,893	$21.62	6,111	$14.19	3,104,004	$20.79

(1)	All vested RSAs and RSUs are included in basic EPS for the period during which they are outstanding.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

During the period from January 31, 2017 through December 31, 2017, 56,418 RSAs and 2,192,584 RSUs with an estimated fair value of $45,528 fully vested. As of December 31, 2017, 408,102 RSUs included performance and market based criteria. The grant-date fair value of the RSAs, time-vesting RSUs, and RSUs with performance condition vesting criteria is generally based on the closing price of our common stock on the grant date. However, for the awards granted in connection with the IPO, the grant-date fair value is the opening offering price per common share, and the grant-date fair values for RSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models at the grant date:

June 23, 2017
Expected volatility(1)	25%
Risk-free rate	1.40%
Expected holding period (years)	0.52-2.52

(1)	Expected volatility is estimated based on the leverage adjusted historical volatility of certain of our peer companies over a historical term commensurate with the remaining expected holding period.
Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2017, 2016, and 2015, we recognized $81,203, $10,210, and $27,924 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Years Ended December 31,
	2017		2016		2015
	General and Administrative	Property Management Expense	General and Administrative	Property Management Expense	General and Administrative	Property Management Expense	Unrecognized Expense at December 31, 2017
Class B Units	$11,998	$3	$10,014	$196	$23,758	$4,166	$—
RSUs	59,086	10,337	—	—	—	—	33,804
RSAs	(178)	(43)	—	—	—	—	7
Total	$70,906	$10,297	$10,014	$196	$23,758	$4,166	$33,811
As of December 31, 2017, there was $33,811 of unrecognized share-based compensation expense related to non-vested RSUs and RSAs which is expected to be recognized over a weighted-average period of 1.76 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements are the only financial instruments recorded at fair value on a recurring basis within our consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 7 for the details of the balance sheet classification and the fair values for the interest rate caps and swaps.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table displays the carrying values and fair values of financial instruments as of December 31, 2017 and 2016:

		December 31, 2017		December 31, 2016
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets
Investments in debt securities(1)	Level 2	$378,545	$379,500	$209,337	$209,390

Liabilities carried at historical cost on the consolidated balance sheets
Mortgage loans(2)	Level 2	$7,608,228	$7,627,423	$5,263,994	$5,265,180
Term loan facility(3)	Level 3	1,500,000	1,494,494	—	—
Revolving facility	Level 3	35,000	35,007	—	—
Convertible senior notes(4)	Level 3	548,536	557,179	—	—
Credit facilities(5)	Level 3	—	—	2,321,585	2,329,551

(1)	The carrying values of debt securities are shown net of discount as of December 31, 2017.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $28,075 and $9,256 of deferred financing costs as of December 31, 2017 and 2016, respectively.

(3)	The carrying value of the Term Loan Facility excludes $12,027 of deferred financing costs as of December 31, 2017.

(4)	The carrying values of the Convertible Senior Notes include unamortized discounts of $26,464 as of December 31, 2017.

(5)	The carrying values of the credit facilities exclude $6,044 of deferred financing costs as of December 31, 2016.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values of our Term Loan Facility, Revolving Facility, and credit facilities, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. Fair value of convertible notes are estimated by discounting contractual cash flows at the interest rate we estimate the notes would bear if sold in the current market.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Year Ended December 31,
	2017	2016	2015
Investments in single-family residential properties, net held for use (Level 3)
Pre-impairment amount	$2,942	$3,066	$2,230
Total impairments	(861)	(955)	(1,448)
Fair value	$2,081	$2,111	$782

	Year Ended December 31,
	2017	2016	2015
Investments in single-family residential properties, net held for sale (Level 3)
Pre-impairment amount	$13,112	$6,938	$—
Total impairments	(1,370)	(1,327)	—
Fair value	$11,742	$5,611	$—
For additional information related to our single-family residential properties as of the years ended December 31, 2017 and 2016, refer to Note 3.
Note 12—Earnings per Share
We compute EPS only for the period our common stock was outstanding during 2017, referred to as the Post-IPO period. We have defined the Post-IPO period as commencing February 1, 2017, the date our shares began trading on the New York Stock Exchange, through December 31, 2017, or 334 days of activity during the year ended December 31, 2017. Basic EPS is computed by dividing the net loss available to common shareholders for the Post-IPO period by the weighted average number of shares outstanding during the Post-IPO period, adjusted for non-vested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs except when doing so would be anti-dilutive.
All outstanding non-vested RSUs and RSAs that have nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in computing EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods when we have net income. Certain of our non-vested RSUs and RSAs, as identified in Note 10, are considered participating securities as are our redeemable INVH LP units.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	February 1, 2017 through December 31, 2017
Numerator:
Net loss available to common shareholders — basic and diluted	$(89,073)

Denominator:
Weighted average common shares outstanding — basic and diluted	339,423,442

Net loss per common share — basic and diluted	$(0.26)

For the period from February 1, 2017 through December 31, 2017, incremental shares attributed to non-vested RSUs and RSAs and redeemable limited partner interests in INVH LP of 896,993 were excluded from the computation of diluted EPS because we had a net loss for the period. For the period from February 1, 2017 through December 31, 2017, the potential shares of common stock contingently issuable upon the conversion of the Convertible Senior Notes were also excluded from the computation of diluted EPS as we have the intent and ability to settle the obligations in cash.
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
As of December 31, 2017, we had no deferred tax assets and liabilities or unrecognized tax benefits recorded. On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA makes major changes to the Code, including lowering the statutory United States federal income tax rate from 35% to 21% effective January 1, 2018. We have completed an assessment of the impact of the TCJA on us and do not believe it will have a material impact on our financial position or results of operations. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
During the year ended December 31, 2017, we sold assets that were either subject to Section 337(d) of the Code (see additional discussion in Note 2) or were held by TRSs. These transactions resulted in $3,195 of current income tax expense which has been recorded in gain on sale of property, net of tax in the consolidated statement of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 14—Commitments and Contingencies
Leasing Commitments
From time to time, the Manager enters into lease agreements with third parties for purposes of obtaining office and other administrative space. During the years ended December 31, 2017, 2016, and 2015, we incurred rent and other related occupancy expenses of $5,203, $4,883, and $4,510, respectively. Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows:

Year	Payments
2018	$5,943
2019	4,863
2020	4,297
2021	3,829
2022	2,139
Thereafter	2,319
Total	$23,390
Insurance Policies
Pursuant to the terms of our New Credit Facility agreement and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the years ended December 31, 2017, 2016, and 2015, no material uninsured losses have been incurred with respect to our properties except as described below.
Hurricane-Related Charges
During the third quarter of 2017, hurricanes Harvey and Irma damaged certain of our properties in Texas and the Southeastern United States. As of December 31, 2017, we have recorded $9,200 of receivables for the portion of the damages we believe will be recoverable through our property and casualty insurance policies which provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits. Additionally, as of December 31, 2017, the accounts payable and accrued expenses balance in our consolidated balance sheet includes an estimated $11,500 of remaining damages caused by the hurricanes.
Purchase Commitments
As of December 31, 2017, we had executed multiple agreements to purchase a total of 303 properties for an aggregate purchase price of $75,368.
Legal Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceeding or matters will have a material adverse effect on our consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
In September 2017, we received a letter from the staff of the SEC stating that it is conducting an investigation captioned “In the Matter of Certain Single Family Rental Securitizations.” The letter enclosed a subpoena that requests the production of certain documents and communications related to our Securitizations, including, without limitation, those related to BPOs provided on our properties included in our Securitizations. The SEC letter indicates that its investigation is a fact-finding inquiry and does not mean that the SEC has a negative opinion of any person or security. We are cooperating with the SEC and have provided information requested in the subpoena. We understand that other transaction parties in securitizations have received requests in this matter. As the SEC’s investigation is ongoing, we cannot currently predict the timing, outcome or scope of such investigation.
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
Note 15—Business Combinations
On November 16, 2017, we completed the Mergers with SWH. We believe that the Mergers provide a number of significant potential strategic benefits and opportunities that will be in the best interests of our stockholders. More specifically, we believe that the Mergers created a diversified and high-quality portfolio of homes in high-growth markets. Potential benefits from economies of scale and the market overlap of INVH’s and SWH’s complementary portfolios may be derived from optimization of operations, reduction of operating costs and other anticipated synergies.
The Mergers were accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. INVH was designated as the accounting acquirer. The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of SWH were recorded at their respective fair values at the Merger Date. The estimated fair value of the consideration transferred was $4,920,534, which was based upon (i) the observable public closing share price of $23.01 on November 15, 2017 for the 207,448,958 shares of INVH common stock issued to SWH stockholders in exchange for their SWH common shares, (ii) the equity component of the Convertible Senior Notes, which was valued at $135,520, and (iii) the recognition of $11,614 of precombination service related to the exchange of SWH RSUs for INVH RSUs. Subsequent to the Merger Date, our consolidated financial statements reflect these fair value adjustments and include the combined results of operations. Because INVH was designated as the accounting acquirer, our historical financial statements for periods prior to November 16, 2017 represent only the historical financial information of INVH and its consolidated subsidiaries.
Purchase Price Allocation
The total purchase price has been allocated based upon (1) the amounts reported in the SWH historical financial statements for any assets that were reported at fair value in accordance with SWH’s historical accounting policies or (2) management’s estimates of fair value.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Management’s preliminary estimates of fair value for SWH’s investments in real estate properties were based upon a progressive method that incorporated three value sources: AVM data, BPOs and internal desktop valuations (Level 3 measurements).
The fair value of our investment in the unconsolidated joint venture represents the estimated fair value of our equity interest in the joint venture with FNMA. We determined the fair value based on the estimated fair value of the underlying investments in single-family residential properties after giving consideration to the terms and conditions of the related joint venture agreement (Level 3 measurement).
The fair value of other assets includes the estimated fair value of in-place leases in the amount of $45,740, which was estimated based on lost rent and avoidable costs over an assumed vacancy period (Level 3 measurements). Also included in other assets is the estimated fair value of interest rate swap agreements in the aggregate amount of $21,135.
The fair value of SWH’s debt was determined by comparison of contractual terms of SWH’s existing debt obligations to the current market rates on a risk-adjusted basis as of the Merger Date. The associated future debt cash flows were then discounted back to present value to arrive at an estimated fair value of SWH’s debt (Level 3 measurements).
The allocation of the total purchase price to SWH’s tangible and intangible assets and liabilities under this methodology is as follows:

Consideration transferred	$4,920,534
Assets acquired:
Land	1,920,400
Buildings and improvements	6,487,505
Cash and cash equivalents	84,952
Restricted cash	118,556
Other assets	389,449

Liabilities assumed:
Mortgage loans, net	(3,433,506)
Convertible senior notes, net	(547,437)
Accounts payable and accrued expenses	(112,505)
Resident security deposits	(56,895)
Other liabilities	(36,311)
Non-controlling interests	(151,881)
Net assets acquired	4,662,327
Goodwill	$258,207
These allocations are management’s estimates of fair value, which are preliminary as of December 31, 2017 and are subject to change. The goodwill recorded is primarily attributable to the synergies expected to arise after the Mergers.
Merger and Transaction-Related Expenses
We incurred $29,802 of merger and transaction-related expenses related to the Mergers during the year ended December 31, 2017, included in general and administrative expenses in the consolidated statement of operations. Merger and transaction-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees and other third-party costs. The costs that were obligations of SWH and expensed by SWH prior to the Merger Date are not included in our consolidated financial statements.
In addition, and in connection with the Mergers and the resulting integration, we have incurred severance costs for terminated and transitional employees, and such costs are accrued over the related remaining service periods. More specifically, in August 2017, we entered into agreements with several of our executives, which provide the executives, as

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

applicable, with benefits upon the consummation of the Mergers and/or where the executive experiences a qualifying termination within a specified period of time following such consummation. After the consummation of the Mergers, if a participant under either a Severance Plan or an executive agreement experiences a qualifying termination, such person will be entitled to specified benefits. For the year ended December 31, 2017, we paid or accrued a total of $11,631 of employee severance pursuant to the Severance Plans and the executive agreements, and these costs are included in general and administrative expenses in the consolidated statement of operations.
Pro Forma Information
SWH contributed revenues of $84,702 and net loss of $8,262 for the period from November 16, 2017 to December 31, 2017. The following table provides the pro forma consolidated operational data as if the Mergers had occurred on January 1, 2016 (unaudited):

	Year Ended December 31,
	2017	2016
Total revenue	$1,608,574	$1,489,196
Net loss	(142,816)	(293,121)
Pro forma net loss includes transaction costs related to the Mergers of $49,973 for the year ended December 31, 2016.
The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by our management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Mergers occurred at the beginning of the period presented, nor do they purport to represent the consolidated results of operations for future periods. The pro forma consolidated operational data does not include the impact of any synergies that may be achieved from the Mergers or any strategies that management may consider in order to continue to efficiently manage operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 16—Summarized Quarterly Financial Data (Unaudited)
On November 16, 2017, we consummated the Mergers with SWH which contributed to the growth in results of operations and the change in the diluted number of shares outstanding beginning in the fourth quarter of 2018. The following tables present summarized consolidated quarterly financial data for each of the eight quarters in the two year period ended December 31, 2017.

(in thousands, except share and per share data)	Quarter
2017	First	Second	Third	Fourth
Total revenues	$238,750	$242,216	$243,536	$329,954
Net income (loss)	(42,391)	5,529	(22,510)	(46,454)
Net income (loss) available to common stockholders	(25,512)	5,420	(22,745)	(46,236)
Net income (loss) per share — basic and diluted	(0.08)	0.02	(0.07)	(0.11)
Shares used in calculation — diluted	311,651,082	312,271,578	311,559,780	415,276,026

(in thousands, except share and per share data)	Quarter
2016	First	Second	Third	Fourth
Total revenues	$224,502	$230,496	$233,038	$234,551
Net loss	(9,975)	(19,666)	(21,949)	(26,649)
Net loss attributable to common stockholders	(9,975)	(19,666)	(21,949)	(26,649)
Net loss per share — basic and diluted	N/A	N/A	N/A	N/A
Shares used in calculation — basic and diluted	N/A	N/A	N/A	N/A
Note 17—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2017, for potential recognition or disclosure.
IH 2018-1 Securitization
On February 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $916,571 (“IH 2018-1”). IH 2018-1 has a stated maturity of March 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-1 bears interest at a floating rate equal to LIBOR plus an applicable spread that ranges from 76 to 256 bps, with a weighted average spread to LIBOR of 124 bps. IH 2018-1 was subsequently transferred to a trust in exchange for pass-through certificates issued by the trust. In connection with IH 2018-1, we purchased and will retain 5% of each class of certificates for risk-retention purposes, totaling $45,832.
We used proceeds from IH 2018-1 to repay CAH 2014-1 and CAH 2014-2, to fund certain reserves, and for general corporate purposes.
Extensions of Existing Mortgage Loans
On March 9, 2018, we exercised our second extension option on the IH2 2015-1 mortgage loan, extending the maturity date from March 9, 2018 to March 9, 2019.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Dividend Declaration
On February 2, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on February 13, 2018, which was paid on February 28, 2018.
Issuance of RSU Awards
As part of its February 28, 2018 meeting and the annual compensation review and award process, the Compensation Committee approved and we granted approximately 755,000 RSUs pursuant to the Omnibus Incentive Plan. The Compensation Committee also established performance based and market based vesting conditions for an additional 168,164 RSUs that had previously been granted but for which a grant date had not yet been established. Each of these awards vest over a three year period.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2017
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,401	6,896	$840,150	$318,729	$1,545,863	$—	$194,339	$318,729	$1,740,202	$2,058,931	$(140,315)	1920-2017	2012-2017	7 - 28.5 years
Charlotte	4,891	2,845	395,003	170,345	685,160	—	73,719	170,345	758,879	929,224	(52,761)	1900-2017	2012-2017	7 - 28.5 years
Chicago	4,002	1,447	284,055	205,554	500,961	—	148,607	205,554	649,568	855,122	(72,427)	1869-2017	2012-2017	7 - 28.5 years
Dallas	2,269	1,630	219,919	98,011	392,444	—	1,509	98,011	393,953	491,964	(1,721)	1952-2017	2017	7 - 28.5 years
Denver	2,193	1,664	281,645	172,921	495,166	—	1,799	172,921	496,965	669,886	(2,172)	1885-2012	2017	7 - 28.5 years
Houston	2,557	1,436	153,325	76,264	371,661	—	1,217	76,264	372,878	449,142	(1,630)	1951-2015	2017	7 - 28.5 years
Jacksonville	1,939	1,118	184,557	89,853	227,346	—	46,213	89,853	273,559	363,412	(40,435)	1932-2014	2012-2016	7 - 28.5 years
Las Vegas	2,708	2,429	367,925	114,027	500,042	—	21,409	114,027	521,451	635,478	(22,578)	1953-2013	2012-2017	7 - 28.5 years
Minneapolis	1,174	813	154,755	71,259	146,591	—	50,303	71,259	196,894	268,153	(28,730)	1886-2015	2013-2015	7 - 28.5 years
Nashville	761	387	78,991	33,918	183,504	—	1,035	33,918	184,539	218,457	(799)	1891-2017	2017	7 - 28.5 years
Northern California	4,599	2,739	565,245	372,256	783,549	—	84,029	372,256	867,578	1,239,834	(73,332)	1900-2012	2012-2017	7 - 28.5 years
Orlando	5,655	3,922	517,485	197,483	760,478	—	101,521	197,483	861,999	1,059,482	(77,699)	1947-2016	2012-2017	7 - 28.5 years
Phoenix	7,423	4,663	577,673	253,309	813,846	—	115,679	253,309	929,525	1,182,834	(97,534)	1925-2017	2012-2017	7 - 28.5 years
Seattle	3,268	1,492	310,497	260,041	439,451	—	123,367	260,041	562,818	822,859	(67,922)	1890-2016	2012-2017	7 - 28.5 years
South Florida	9,309	3,322	677,246	787,775	1,648,412	—	169,479	787,775	1,817,891	2,605,666	(149,148)	1922-2014	2012-2017	7 - 28.5 years
Southern California	8,351	4,895	1,167,087	1,085,570	1,596,255	—	183,749	1,085,570	1,780,004	2,865,574	(139,632)	1887-2014	2012-2017	7 - 28.5 years
Tampa	8,834	5,856	826,440	339,602	1,210,818	—	121,460	339,602	1,332,278	1,671,880	(106,799)	1923-2016	2012-2017	7 - 28.5 years
Total	82,334	47,554	$7,601,998	$4,646,917	$12,301,547	$—	$1,439,434	$4,646,917	$13,740,981	$18,387,898	$(1,075,634)

(1)	Number of properties represents 82,570 total properties owned less 236 properties classified in other assets, net on the consolidated balance sheets.

(2)
Encumbrances include the number of properties secured by first priority mortgages under the mortgage loans, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is the original issue discount, deferred financing costs, and 62 held for sale properties with an encumbered balance of $9,575.

(3)	The gross aggregate cost of total real estate including real estate held for sale for federal income tax purposes was approximately $17,026,896 (unaudited) as of December 31, 2017.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Residential Real Estate
Balance at beginning of period	$9,794,845	$9,596,399	$8,796,708
Additions during the period
Acquisitions related to the Mergers	8,407,905	—	—
Acquisitions	228,499	284,202	790,467
Initial renovations	44,371	53,182	103,765
Other capital expenditures	59,111	47,877	49,261
Deductions during the period
Dispositions and other	(189,351)	(136,956)	(143,802)
Reclassifications
Properties held for sale, net of dispositions	42,518	(49,859)	—
Balance at close of period	$18,387,898	$9,794,845	$9,596,399

Accumulated Depreciation
Balance at beginning of period	$(792,330)	$(543,698)	$(308,155)
Depreciation expense	(297,627)	(263,093)	(245,065)
Dispositions and other	16,264	9,664	9,522
Reclassifications
Properties held for sale, net of dispositions	(1,941)	4,797	—
Balance at close of period	$(1,075,634)	$(792,330)	$(543,698)