Form 10-Q
period 2018-03-31
Invitation Homes Inc.
filed 2018-05-15
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2018
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

As of May 10, 2018, there were 520,411,307 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item	4.	Controls and Procedures	65

PART II
Item	1.	Legal Proceedings	67
Item	1A.	Risk Factors	67
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item	3.	Defaults Upon Senior Securities	68
Item	4.	Mine Safety Disclosures	68
Item	5.	Other Information	68
Item	6.	Exhibits	68

Signatures

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the merger with Starwood Waypoint Homes (“SWH”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with achieving expected revenue synergies or cost savings from the merger, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I. Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10‑K and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Prior to the completion of our initial public offering, our business was owned by six holding entities: Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P. We refer to these six holding entities collectively as the “IH Holding Entities.” Unless the context suggests otherwise, references to “IH1,” “IH2,” “IH3,” “IH4,” “IH5” and “IH6” refer to Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P. and Invitation Homes 6 L.P., respectively, in each case including any wholly-owned subsidiaries, if applicable. THR Property Management L.P., a wholly-owned subsidiary of IH1 (the “Manager”), provides all management and other administrative services with respect to the homes we own. The IH Holding Entities were under the common control of Blackstone Real Estate Partners VII L.P., an investment fund sponsored by The Blackstone Group L.P., and its general partner and certain affiliated funds and investment vehicles. Investment funds and vehicles associated with or designated by The Blackstone Group L.P. are referred to herein as “Blackstone.” We refer to Blackstone, together with our management and other equity holders prior to the completion of our initial public offering, collectively as our “Pre-IPO Owners.”
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
In this Quarterly Report on Form 10-Q:

•
“average monthly rent” represents average monthly rental income per home for occupied properties in an identified population of homes over the measurement period and reflects the impact of non-service rent concessions and contractual rent increases amortized over the life of the related lease;

•
“average occupancy” for an identified population of homes represents (i) the total number of days that the homes in such population were occupied during the measurement period, divided by (ii) the total number of days that the homes in such population were owned during the measurement period;

•
“days to re-resident” for an individual home represents the number of days between (i) the date the prior resident moves out of a home, and (ii) the date the next resident is granted access to the same home, which is deemed to be the earlier of the next resident’s contractual lease start date and the next resident’s move-in date;

•	“Carolinas” includes Charlotte, NC, Greensboro, NC, Raleigh, NC and Fort Mill, SC.

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

•
“net effective rental rate growth” for any home represents the percentage difference between the monthly rent from an expiring lease and the monthly rent from the next lease and, in each case, reflects the impact of non-service rent concessions and contractual rent increases amortized over the life of the related lease. Leases are either renewal leases, where our current resident chooses to stay for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home;

•	“Northern California” includes Chico, CA, Modesto, CA, Napa, CA, Sacramento-Arden-Arcade-Roseville, CA, San Francisco-Oakland-Hayward, CA, Stockton-Lodi, CA, Vallejo-Fairfield, CA and Yuba City, CA;

•	“PSF” means per square foot;

•
“Same Store” or “Same Store portfolio” includes, for a given reporting period, homes that have been stabilized for at least 15 months prior to January 1st of the year in which the Same Store portfolio was established, excluding homes that have been sold, homes that have been identified for sale to an owner occupant and have become vacant, and homes that have been deemed inoperable or significantly impaired by casualty loss events or force majeure. Homes are considered stabilized if they have (i) completed an initial renovation and (ii) entered into at least one post-initial renovation lease. An acquired portfolio that is both leased and deemed to be of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio may be considered stabilized at the time of acquisition. Additionally, homes acquired via the Mergers have been deemed to qualify for the Same Store portfolio beginning in 2018 if they were stabilized, according to the Invitation Homes criteria for stabilization, within the Legacy SWH portfolio prior to the Mergers. We believe presenting information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides investors with meaningful information about the performance of our comparable homes across periods and about trends in our organic business. In order to provide meaningful comparative information across periods that, in some cases, pre-date the Mergers, all information regarding the performance of the Same Store portfolio for periods prior to December 31, 2017 is presented as though the Mergers were consummated on January 1, 2017;

•	“Southeast United States” includes our Atlanta, Carolinas and Nashville markets;

•	“South Florida” includes Miami-Fort Lauderdale-West Palm Beach, FL and Port St. Lucie, FL;

•	“Southern California” includes Bakersfield, CA, Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA and San Diego-Carlsbad, CA;

•
“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless the context otherwise requires, all measures in this Quarterly Report on Form 10-Q are presented on a total portfolio basis;

•
“turnover rate” represents the number of instances that homes in an identified population become unoccupied in a given period, divided by the number of homes in such population. To the extent the measurement period shown is less than 12 months, the turnover rate may be reflected on an annualized basis; and

•	“Western United States” includes our Southern California, Northern California, Seattle, Phoenix, Las Vegas and Denver markets.

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2018	December 31, 2017
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$4,637,540	$4,646,917
Building and improvements	13,759,959	13,740,981
	18,397,499	18,387,898
Less: accumulated depreciation	(1,197,520)	(1,075,634)
Investments in single-family residential properties, net	17,199,979	17,312,264
Cash and cash equivalents	134,893	179,878
Restricted cash	255,855	236,684
Goodwill	258,207	258,207
Other assets, net	847,511	696,605
Total assets	$18,696,445	$18,683,638

Liabilities:
Mortgage loans, net	$7,614,460	$7,580,153
Term loan facility, net	1,488,695	1,487,973
Revolving facility	15,000	35,000
Convertible senior notes, net	550,695	548,536
Accounts payable and accrued expenses	199,317	193,413
Resident security deposits	150,202	146,689
Other liabilities	41,179	41,999
Total liabilities	10,059,548	10,033,763

Equity:
Shareholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 520,364,636 and 519,173,142 outstanding at March 31, 2018 and December 31, 2017, respectively	5,204	5,192
Additional paid-in capital	8,612,110	8,602,603
Accumulated deficit	(232,296)	(157,595)
Accumulated other comprehensive income	106,918	47,885
Total shareholders' equity	8,491,936	8,498,085
Non-controlling interests	144,961	151,790
Total equity	8,636,897	8,649,875
Total liabilities and equity	$18,696,445	$18,683,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenues:
Rental revenues	$395,792	$226,096
Other property income	27,877	12,654
Total revenues	423,669	238,750

Operating expenses:
Property operating and maintenance	160,767	88,168
Property management expense	17,164	11,449
General and administrative	27,636	58,266
Depreciation and amortization	144,500	67,577
Impairment and other	6,121	1,204
Total operating expenses	356,188	226,664
Operating income	67,481	12,086

Other expenses:
Interest expense	(92,299)	(68,572)
Other, net	1,736	(226)
Total other expenses	(90,563)	(68,798)

Loss from continuing operations	(23,082)	(56,712)
Gain on sale of property, net of tax	5,502	14,321

Net loss	(17,580)	(42,391)
Net loss attributable to non-controlling interests	311	—

Net loss attributable to common shareholders	$(17,269)	$(42,391)

	For the Three Months Ended March 31, 2018	February 1, 2017 through March 31, 2017
Net loss available to common shareholders — basic and diluted (Note 12)	$(17,491)	$(25,512)

Weighted average common shares outstanding — basic and diluted	519,660,998	311,651,082

Net loss per common share — basic and diluted	$(0.03)	$(0.08)

Dividends declared per common share	$0.11	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(17,580)	$(42,391)
Other comprehensive income
Unrealized gains on interest rate swaps	59,900	10,561
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	271	2,711
Other comprehensive income	60,171	13,272
Comprehensive income (loss)	42,591	(29,119)
Comprehensive income attributable to non-controlling interests	(753)	—
Comprehensive income (loss) attributable to common shareholders	$41,838	$(29,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2018
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	519,173,142	$5,192	$8,602,603	$(157,595)	$47,885	$8,498,085	$151,790	$8,649,875
Capital distributions	—	—	—	—	—	—	(1,037)	(1,037)
Net loss	—	—	—	(17,269)	—	(17,269)	(311)	(17,580)
Dividends and dividend equivalents declared ($0.11 per share)	—	—	—	(57,432)	—	(57,432)	—	(57,432)
Issuance of common stock — settlement of RSUs, net of tax	786,457	8	(6,606)	—	—	(6,598)	—	(6,598)
Share-based compensation expense	—	—	9,498	—	—	9,498	—	9,498
Total other comprehensive income	—	—	—	—	59,107	59,107	1,064	60,171
Redemption of OP Units for common stock	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of March 31, 2018	520,364,636	$5,204	$8,612,110	$(232,296)	$106,918	$8,491,936	$144,961	$8,636,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Activities:
Net loss	$(17,580)	$(42,391)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	144,500	67,577
Share-based compensation expense	9,498	44,244
Amortization of deferred leasing costs	2,844	3,139
Amortization of deferred financing costs	3,995	11,327
Amortization of debt discounts	2,254	55
Provisions for impairment	603	1,037
Gain on sale of property, net of tax	(5,502)	(14,321)
Change in fair value of derivative instruments	2,246	3,752
Other noncash amounts included in net loss	(1,153)	(337)
Changes in operating assets and liabilities:
Other assets, net	(23,390)	(15,906)
Accounts payable and accrued expenses	10,920	16,207
Resident security deposits	3,513	1,279
Other liabilities	(2,668)	412
Net cash provided by operating activities	130,080	76,074

Investing Activities:
Change in amounts deposited and held by others	(1,557)	484
Acquisition of single-family residential properties	(48,486)	(27,813)
Initial renovations to single-family residential properties	(16,820)	(6,855)
Other capital expenditures for single-family residential properties	(31,233)	(10,800)
Corporate capital expenditures	(29)	(270)
Proceeds from sale of residential properties	51,105	73,652
Purchases of investments in debt securities	(45,832)	—
Repayment proceeds from retained debt securities	114	—
Other investing activities	(9,260)	—
Net cash (used in) provided by investing activities	(101,998)	28,398

Financing Activities:
Proceeds from IPO, net of underwriting discounts	—	1,692,058
IPO costs paid	—	(2,457)
Payment of dividends and dividend equivalents	(57,432)	—
Distributions to non-controlling interests	(1,037)	—
Payment of taxes related to net share settlement of RSUs	(6,598)	—
Redemption of Series A Preferred Stock	—	(1,153)
Payments on credit facilities	—	(2,321,585)
Proceeds from mortgage loans	916,571	—

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
Payments on mortgage loans	(873,269)	(1,030,471)
Proceeds from term loan facility	—	1,500,000
Payments on revolving facility	(20,000)	—
Deferred financing costs paid	(11,770)	(24,456)
Other financing activities	(361)	—
Net cash used in financing activities	(53,896)	(188,064)

Change in cash, cash equivalents, and restricted cash	(25,814)	(83,592)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	416,562	420,211
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$390,748	$336,619

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$87,797	$53,645
Cash paid for income taxes	671	—

Noncash investing and financing activities:
Accrued renovation improvements at period end	$5,747	$3,620
Accrued residential property capital improvements at period end	5,849	2,277
Transfer of residential property, net to other assets, net for held for sale assets	59,173	32,862
Reclassification of IPO costs from other assets to additional paid-in capital	—	2,629
Change in other comprehensive income from cash flow hedges	57,516	13,272
Capital leases	2,209	—

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
Prior to the IPO, the Invitation Homes Partnerships and INVH LP were under the common control of BREP VII and Affiliates. BREP VII and Affiliates had the ability to control each of the Invitation Homes Partnerships and manage and operate the Invitation Homes Partnerships through the Manager and a common board of directors. As such, prior to the IPO our historical financial statements include assets, liabilities and results of operations of INVH LP and the Invitation Homes Partnerships and their consolidated subsidiaries on a combined and consolidated basis.
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
Under the terms of the Merger Agreement, each outstanding SWH common share was converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SWH Partnership was converted into 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SWH (an “SWH RSU”) that vested as a result of the Mergers was automatically converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). After giving effect to the Mergers, as of March 31, 2018, INVH owns a 98.3% partnership interest in INVH LP and has the full, exclusive and complete responsibility for and discretion over the day to day management and control of INVH LP. See Note 15 for additional information regarding the accounting treatment for the Mergers.
The REIT Merger is intended to qualify as a reorganization for United States federal income tax purposes, and the Partnership Merger is intended to be treated as a transaction that is generally tax free to the holders of units of SWH Partnership for United States federal income tax purposes.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Subsequent to the date of the Pre-IPO Transactions, these condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. Prior to the date of the Pre-IPO Transactions, these condensed consolidated financial statements include the combined accounts of INVH LP and the Invitation Homes Partnerships and their wholly-owned subsidiaries.
All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
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
Non-controlling interests primarily represent the interests in INVH LP held by a third party as a result of the Partnership Merger. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 and the condensed consolidated statement of operations for the three months ended March 31, 2018 includes an allocation of the net loss attributable to the non-controlling interest holders.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. We adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method. This adoption did not have a significant impact on our condensed consolidated financial statements, as

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

more than 90% of our total revenues consist of rental income from leasing arrangements, and such revenue is specifically excluded from the standard. We analyzed our remaining revenue streams included within other property income and concluded there was no change to the timing and pattern of revenue recognition for these revenue streams under the new guidance. As such, adoption of the standard did not result in a change to our revenue recognition policies, require recognition of a cumulative adjustment as of January 1, 2018, or have a material impact on our condensed consolidated financial statements.
In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The purpose of this pronouncement is to update the guidance in the SEC paragraphs of the ASC to align with ASU No. 2014-09. We adopted ASU 2017-03 effective January 1, 2018, and it did not have a material impact on our condensed consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the definition of modification with the objective of evaluating whether modification accounting should be applied when there are changes to the terms or conditions of a share-based payment award. We adopted ASU 2017-09 effective January 1, 2018, and it did not have a material impact on our condensed consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, it will not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to revenue transactions (contracts with customers). The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20, Real Estate Sales, will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. We adopted ASU 2017-05 effective January 1, 2018, and it did not have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by removing step two of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 effective January 1, 2018, which will impact our goodwill impairment testing process; however, it did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that period changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents are explained in the statement of cash flows. Thus, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method. As a result, on our condensed consolidated statements of cash flow, changes in restricted cash related to security deposits (previously included in the operating activities section) and changes in the restricted cash line (previously included in the investing activities section) have been eliminated. Changes in restricted cash are now included in the beginning of period and end of period total cash, cash equivalents and restricted cash amounts. Additionally, Note 4 includes expanded disclosures regarding the components of the beginning and ending balances on our condensed consolidated statements of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new guidance will require the current and deferred tax effects of intercompany transactions, except for those involving inventory, to be recognized currently. Under current GAAP, the tax effects of intra-entity asset transfers are

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

deferred until the transferred asset is sold to a third party or otherwise recovered through use. We adopted ASU 2016-16 effective January 1, 2018, and it did not have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments including debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions. We adopted ASU 2016-15 effective January 1, 2018, and it did not have a material impact on our condensed consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 effective January 1, 2018, and it did not have a material impact on our condensed consolidated financial statements.
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
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. This new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under current GAAP, while aligning with the FASB’s new revenue recognition guidance. The new standard will be effective for us for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. We expect that the adoption of this standard will result in an increase in assets and liabilities on our condensed consolidated balance sheets related to our leased office space and vehicles.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2018	December 31, 2017
Land	$4,637,540	$4,646,917
Single-family residential property	13,103,690	13,084,156
Capital improvements	536,314	536,297
Equipment	119,955	120,528
Total gross investments in the properties	18,397,499	18,387,898
Less: accumulated depreciation	(1,197,520)	(1,075,634)
Investments in single-family residential properties, net	$17,199,979	$17,312,264
As of March 31, 2018 and December 31, 2017, the carrying amount of the residential properties above includes $122,011 and $125,903, respectively, of capitalized acquisition costs (excluding purchase price), along with $64,687 and $62,938, respectively, of capitalized interest, $25,976 and $25,966, respectively, of capitalized property taxes, $4,731 and $4,727, respectively, of capitalized insurance, and $2,794 and $2,818, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2018 and 2017, we recognized $126,661 and $66,653, respectively, of depreciation expense related to the components of the properties, $16,447 and $0, respectively, of amortization related to in-place lease intangible assets, and $1,392 and $924, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2018 and 2017, impairments totaling $603 and $1,037, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,		As of December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$134,893	$192,450	$179,878	$198,119
Restricted cash	255,855	144,169	236,684	222,092
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$390,748	$336,619	$416,562	$420,211
Pursuant to the terms of the mortgage loans described in Note 6, we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with the mortgage loans are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that are required to be segregated. We also are required to post collateral related to certain of our interest rate swap agreements and to hold letters of credit as required by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our condensed consolidated balance sheets as restricted cash.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The amounts funded, and to be funded, to the reserve accounts are subject to formulae included in the mortgage loan agreements and are to be released to us subject to certain conditions specified in the mortgage loan agreements being met. To the extent that an event of default were to occur, the loan servicer has discretion to use such funds to either settle the applicable operating expenses to which such reserves relate or reduce the allocated loan amount associated with a residential property of ours.
The balances of our restricted cash accounts, as of March 31, 2018 and December 31, 2017, are set forth in the table below. As of March 31, 2018 and December 31, 2017, no amounts were funded to the insurance and HOA reserve accounts as the conditions specified in the mortgage loan agreements that require such funding did not exist.

	March 31, 2018	December 31, 2017
Resident security deposits	$150,583	$147,098
Property taxes	46,931	20,785
Collections	34,700	40,607
Derivative collateral	11,680	15,120
Insurance premium and deductible	4,487	4,250
Capital expenditure reserves	3,461	5,257
Letters of credit	3,440	2,994
Eligibility reserves	573	573
Total	$255,855	$236,684
Note 5—Other Assets
As of March 31, 2018 and December 31, 2017, the balances in other assets, net are as follows:

	March 31, 2018	December 31, 2017
Investments in debt securities, net	$424,351	$378,545
Interest rate swaps (Note 7)	115,127	57,612
Held for sale assets(1)	76,951	46,814
Investment in unconsolidated joint venture	56,940	57,078
Prepaid expenses	54,364	37,869
Rent and other receivables, net	28,686	24,525
In-place leases, net	21,070	37,517
Corporate fixed assets, net	15,415	16,595
Amounts deposited and held by others	14,155	12,598
Deferred leasing costs, net	7,358	7,018
Deferred financing costs, net	6,911	7,504
Other	26,183	12,930
Total	$847,511	$696,605

(1)	As of March 31, 2018 and December 31, 2017, 402 and 236 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Investments in Debt Securities, net
As of March 31, 2018, in connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $424,351, net of unamortized discounts of $3,257. These investments in debt securities are classified as held to maturity investments. As of March 31, 2018 and December 31, 2017, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of March 31, 2018, our retained certificates are scheduled to mature over the next three months to nine years.
Investment in Unconsolidated Joint Venture
In connection with the Mergers, we acquired a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly-owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval on major decisions. As of March 31, 2018 and December 31, 2017, the joint venture owned 768 and 776 properties, respectively.
Rent and Other Receivables, net
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net on the condensed consolidated balance sheets, is an allowance for doubtful accounts of $3,331 and $4,094, as of March 31, 2018 and December 31, 2017, respectively.
In-Place Leases, net
In connection with the Mergers, we acquired in-place leases with a fair value of $45,740. The amortization period assigned at the Merger Date was approximately eight months, which represents the weighted average remaining lease period, and amortization expense of $16,447 is included in depreciation and amortization expense in the condensed consolidated statement of operations for the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the unamortized balances of the in-place lease intangible asset are $21,070 and $37,517, respectively, and the balance will be fully amortized during the year ended December 31, 2018.
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheet due to the line of credit features of the Revolving Facility. These deferred financing costs are being amortized as interest expense on a straight line basis over the term of the Revolving Facility. As of March 31, 2018 and December 31, 2017, the unamortized balances of these deferred financing costs are $6,911 and $7,504, respectively.
Note 6—Debt
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by the respective Borrower Entities. We utilize the proceeds from our securitizations to fund (i) repayments of then-outstanding indebtedness, (ii) initial deposits into Securitization reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends. In addition to the Securitization transactions we initiated, we assumed certain mortgage loans from SWH in connection with the Mergers.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2018 and December 31, 2017:

					Outstanding Principal Balance(2)
	Origination Date	Maturity Date	Interest Rate(1)	Range of Spreads	March 31, 2018	December 31, 2017
CAH 2014-1(3)	N/A	N/A	—%	N/A	$—	$473,384
CAH 2014-2(3)	N/A	N/A	—%	N/A	—	385,401
IH 2015-1, net(4)(5)	January 29, 2015	March 9, 2019	4.31%	152-437 bps	527,826	528,795
IH 2015-2(4)(5)	April 10, 2015	June 9, 2018	3.89%	142-377 bps	627,106	627,259
CAH 2015-1(4)(6)	June 11, 2015	July 9, 2018	3.76%	128-373 bps	655,455	656,551
IH 2015-3(4)(7)	June 25, 2015	August 9, 2018	4.13%	136-481 bps	1,162,225	1,165,886
CSH 2016-1(4)(6)	June 7, 2016	July 9, 2018	4.19%	158-508 bps	529,827	531,517
CSH 2016-2(4)	November 3, 2016	December 9, 2018	3.73%	133-423 bps	605,357	609,815
IH 2017-1(8)	April 28, 2017	June 9, 2027	4.23%	N/A	996,371	996,453
SWH 2017-1(4)	September 29, 2017	October 9, 2019	3.43%	102-347 bps	769,754	769,754
IH 2017-2(4)	November 9, 2017	December 9, 2019	3.38%	91-306 bps	863,263	863,413
IH 2018-1(3)(4)	February 8, 2018	March 9, 2020	3.12%	76-256 bps	914,441	—
Total Securitizations					7,651,625	7,608,228
Less deferred financing costs, net					(37,165)	(28,075)
Total					$7,614,460	$7,580,153

(1)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of March 31, 2018, LIBOR was 1.88%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(2)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(3)	On February 8, 2018, the outstanding balances of CAH 2014-1 and CAH 2014-2 were repaid in full with proceeds from IH 2018-1, a new securitization transaction.

(4)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH 2015-2, IH 2015-3 and CAH 2015-1 mortgage loans have exercised the first extension option, and IH 2015-1 has exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(5)	On May 8, 2018, the outstanding balances of IH 2015-1 and IH 2015-2 were repaid in full with proceeds from IH 2018-2, a new securitization transaction (see Note 16).

(6)	On April 9, 2018, we submitted a notification to request an extension of the maturity of the CAH 2015-1 and CSH 2016-1 mortgage loans from July 9, 2018 to July 9, 2019 upon approval.

(7)	On May 9, 2018, we submitted a notification to request an extension of the maturity of the IH 2015-3 mortgage loan from August 9, 2018 to August 9, 2019 upon approval.

(8)	Net of unamortized discount of $3,257 and $3,345 as of March 31, 2018 and December 31, 2017, respectively.
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third‑party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two to three year initial terms are individually subject to two to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains a replacement interest rate cap agreement in a form reasonably acceptable the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Certain components were sold at a discount, and $3,257 and $3,345 of unamortized discount are included in mortgage loans, net on our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2018 and December 31, 2017, a total of 45,005 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third-party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities for our Securitizations currently outstanding are wholly-owned subsidiaries. We accounted for the transfer of the individual Securitizations from the wholly-owned Depositor Entities to the respective Trusts as sales under ASC Topic 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were both originated by the lender and immediately transferred at the same fair market value.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
The Trusts are structured as pass-through entities that receive interest, and in the case of IH 2013-1 and CAH 2014-1 principal payments, from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
Retained Certificates
Beginning in April 2014, the Trusts made Certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, sponsors of the mortgage loans are required to retain a portion of the risk that represents a material net economic interest in each loan. These requirements were further refined in December 2016 pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934, as amended. As such, loan sponsors are now required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date.
To fulfill these requirements, Class G certificates for IH 2015-1, IH 2015-2, IH 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 are equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates are restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates at the time of the related Securitizations, and they are principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we have elected to purchase certain Class F certificates, which bear a stated annual interest rate of LIBOR plus a spread ranging from 4.80% to 5.08%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For IH 2017-2, SWH 2017-1, and IH 2018-1, we retained a portion of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $424,351 and $378,545 as of March 31, 2018 and December 31, 2017, respectively, are classified as held to maturity investments, and are recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of March 31, 2018, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted by us under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2018 and 2017, we made voluntary and mandatory prepayments of $873,269 and $1,030,471, respectively, under the terms of the mortgage loan agreements.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes. Proceeds from the Revolving Facility were used for general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2018 and December 31, 2017:

	Maturity Date	Interest Rate(1)	March 31, 2018	December 31, 2017
Term loan facility	February 6, 2022	3.58%	$1,500,000	$1,500,000
Deferred financing costs, net			(11,305)	(12,027)
Term Loan Facility, net			$1,488,695	$1,487,973

Revolving Facility	February 6, 2021	3.63%	$15,000	$35,000

(1)	Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin of 1.70% and 1.75%, respectively; as of March 31, 2018, LIBOR was 1.88%.
Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30%, in the case of base rate loans, and 1.75% to 2.30%, in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30%, in the case of base rate loans, and 1.70% to 2.30%, in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.35% or 0.20% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply; and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
Prepayments and Amortization
No principal reductions are required under the Credit Facility. We are permitted to voluntarily repay amounts outstanding under the Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. Once repaid, no further borrowings will be permitted under the Term Loan Facility.
Loan Covenants
The Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) incur additional indebtedness that is secured on a pari passu basis with the Credit Facility.
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2018, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly-owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the Credit Facility. In addition, INVH may be required to provide a guarantee of the Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a real estate investment trust (“REIT”).
The Credit Facility is collateralized by first priority or equivalent security interests in all the capital stock of, or other equity interests in, any Subsidiary Guarantor held by us and each of the Subsidiary Guarantors. The security interests granted under the Credit Facility will be automatically released upon the occurrence of certain events, including upon an Investment Grade Rating Event or if the total net leverage ratio is less than or equal to 8.00:1.00 for four consecutive fiscal quarters.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2018 and December 31, 2017:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Amortization Period	March 31, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	53.0969	7/1/2019	1.25 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.80 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(24,298)	(26,464)
Total						$550,695	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223,185 and $324,252 for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at March 31, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of March 31, 2018.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Terms of Conversion
As of March 31, 2018, the conversion rate applicable to the 2019 Convertible Notes is 53.0969 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.83 per common share – actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of March 31, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share – actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2018:

Year	Mortgage Loans(1)(2)	Term Loan Facility	Revolving Facility	Convertible Senior Notes	Total
2018	$3,579,970	$—	$—	$—	$3,579,970
2019	2,160,843	—	—	229,993	2,390,836
2020	914,441	—	—	—	914,441
2021	—	—	15,000	—	15,000
2022	—	1,500,000	—	345,000	1,845,000
2023 and thereafter	996,371	—	—	—	996,371
Total	7,651,625	1,500,000	15,000	574,993	9,741,618
Less deferred financing costs, net	(37,165)	(11,305)	—	—	(48,470)
Less unamortized fair value adjustment	—	—	—	(24,298)	(24,298)
Total	$7,614,460	$1,488,695	$15,000	$550,695	$9,668,850

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.

(2)
On May 8, 2018, IH 2015-1 and IH 2015-2 were repaid in full with the proceeds from IH 2018-2, a new securitization transaction (see Note 16). The net result of the repayments and new securitization will be to reduce 2018 and 2019 obligations by $627,106 and $527,826, respectively, to be replaced with obligations totaling $1,057,225 due on June 9, 2020.

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
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. On the Merger Date, we recorded these interest rate swaps at their aggregate estimated fair value of $21,135 (see Note 15). Over the terms of each swap, an amount equal to the Merger Date fair value will be amortized and recorded as an increase in interest expense and accumulated other comprehensive income.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The table below summarizes our interest rate swap instruments as of March 31, 2018:

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
During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $25,678 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders and with strike prices ranging from approximately 2.83% to 3.74% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2018	December 31, 2017	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$115,127	$57,612	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	496	27	Other liabilities	—	—
Interest rate swaps	Other assets	—	—	Other liabilities	—	—
Total		$115,623	$57,639		$—	$—
Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$59,900	$10,561	Interest expense	$(271)	$(2,711)	$92,299	$68,572

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		Three Months Ended March 31,
		2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$(3,674)
Interest rate caps	Interest expense	253	(78)
Total		$253	$(3,752)
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of March 31, 2018, we had no interest rate swap derivatives with a fair value in a net liability position. As of March 31, 2018, we have posted collateral amounting to $11,680 related to certain of these agreements (see Note 4).
Note 8—Equity
Shareholders’ Equity
In connection with our IPO (see Note 1), we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 restricted stock units (“RSUs”) (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before IPO costs of $5,726. During the three months ended March 31, 2018, we issued 1,191,494 shares of common stock, comprised of 786,086 shares of common stock in net settlement of 1,086,288 fully vested RSUs and 405,037 shares of common stock in exchange for the redemption of the same number of units of partnership interests in INVH LP (the “OP Units”).
Starwood Waypoint Homes Merger
In connection with the Mergers (see Note 1), SWH stockholders received an aggregate of 207,448,958 shares of our common stock in exchange for all outstanding SWH common shares. In addition, we issued 9,441,615 OP Units which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets. As of March 31, 2018, 9,036,578 redeemable OP Units remain outstanding.
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
The following table summarizes our dividends declared from January 1, 2017 through March 31, 2018:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Declared
Q1-2018	February 13, 2018	$0.11	February 28, 2018	$57,432
Q4-2017	October 24, 2017	0.08	November 7, 2017	25,139
Q3-2017	August 15, 2017	0.08	August 31, 2017	25,200
Q2-2017	May 15, 2017	0.06	May 31, 2017	18,800

(1)	Amounts are displayed in actual dollars and are paid on a per share basis.

On May 3, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on May 15, 2018, which is payable on May 31, 2018.
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
As further described in Note 10, we granted certain individuals incentive compensation units in IH1, IH2, IH3, IH4, IH5, and IH6 (the “Class B Units”) that were accounted for as a substantive class of equity due to the terms of the agreements and rights of the holders. We previously made distributions to certain Class B unitholders in the form of non-recourse cash advances totaling $11,023. Any amounts distributed to the holders of the Class B Units whose Class B Units were converted in connection with the Pre-IPO Transactions (see Note 10), reduced the number of converted shares common stock received by amounts previously paid to such Class B unitholders as advance distributions. As a result of the Pre-IPO Transactions, there are no longer any Class B Units outstanding.
We previously executed and funded notes receivables with certain Class B unitholders (the “Class B Notes”). On January 5, 2017, $7,723 of Class B Notes, including accrued interest, were canceled, and the transaction was accounted for as a distribution to the underlying unitholder. As part of the Pre-IPO Transactions, IH1 assigned $11,963, including accrued interest, of Class B Notes to a wholly-owned subsidiary of the Pre-IPO Owners that was formed in connection with the reorganization described in Note 1, and the transaction was accounted for as a distribution. The Class B Notes were secured by certain of the Class B Units of the makers of the Class B Notes and were otherwise non-recourse to the makers. As such, the Class B Notes were recorded as a component of combined equity on our condensed consolidated balance sheet prior to the transactions described above.
Note 9—Related Party Transactions
Management Services
One of our wholly-owned subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three months ended March 31, 2018, we earned $707 of management fees which are included in other, net in the accompanying condensed consolidated statement of operations. There were no such management fees earned during the three months ended March 31, 2017.
Note 10—Share-Based Compensation
INVH RSAs and RSUs
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares, and as of March 31, 2018, we have awarded 5,530,937 RSUs thereunder. Time-vesting RSUs are participating securities for earnings per share (“EPS”) purposes, and performance or market based vesting RSUs are not. We refer to RSUs with performance or market based vesting conditions as “PRSUs.” Additionally, in connection with the IPO, we granted 62,529 restricted shares of common stock of INVH (“RSAs”) in conversion of the Class B Units. These RSAs are all time-vesting awards, and they are not part of the Omnibus Incentive Plan. For detailed discussion of RSUs and RSAs issued prior to January 1, 2018, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

•
2018 Annual Long Term Incentive (“LTIP”) Awards: During the three months ended March 31, 2018, we granted 598,468 RSUs pursuant to LTIP awards. Each award is divided into three tranches, portions of which vest based on

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

time-vesting conditions, market based vesting conditions, and performance based vesting conditions. The time-vesting RSUs vest in three equal annual installments based on an anniversary date of March 1, 2018 subject to continued employment through the applicable vesting date.
The PRSUs may be earned based on the achievement of certain measures over a three-year performance period. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned on the date after the end of the performance period on which the performance results are certified (a “Certification Date”) by our compensation and management development committee (the “Compensation Committee”). The 2018 LTIP PRSUs are eligible to vest on the related Certification Date subject to continued employment through such date.
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
Other Awards: During the three months ended March 31, 2018, we granted 132,376 RSUs (the “2018 Bonus Awards”) each of which award is a time-vesting award which vests in three equal annual installments based on an anniversary date of March 1, 2018.

During the three months ended March 31, 2018, the grant date was established for 168,184 PRSUs issued in connection with the Mergers. These Merger-related PRSUs may be earned based on the achievement of certain measures over a three-year performance period that began on the Merger Date. The number of Merger-related PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the Merger-related LTIP PRSUs are earned on the related Certification Date by our Compensation Committee. The Merger-related PRSUs will vest on the related Certification Date subject to continued employment through such date.
During the three months ended March 31, 2018, certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 39,871 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
The following table summarizes the status of non-vested time-vesting RSUs (including RSAs) and PRSUs as of March 31, 2018 and changes during the three months ended March 31, 2018:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2017	2,695,902	$21.51	408,102	$22.25	3,104,004	$20.79
Granted	318,121	21.91	620,778	22.11	938,899	22.05
Vested	(946,834)	(21.14)	(111,062)	(23.28)	(1,057,896)	(21.36)
Forfeited	(99,719)	(22.97)	(9,813)	(22.15)	(109,532)	(22.90)
Balance, March 31, 2018	1,967,470	$21.68	908,005	$22.03	2,875,475	$21.79

(1)	All vested RSUs, RSAs and PRSUs are included in basic EPS for the period during which they are outstanding.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

During the three months ended March 31, 2018, 946,834 time-vesting RSUs and 111,062 PRSUs with an estimated fair value of $23,669 fully vested. As of March 31, 2018, there were 908,005 PRSUs outstanding. The grant-date fair value of the RSAs, time-vesting RSUs, and PRSUs with performance condition vesting criteria is generally based on the closing price of our common stock on the grant date. However, for the awards granted in connection with the IPO, the grant-date fair value is the opening offering price per common share, and the grant-date fair values for PRSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models at the grant date for awards issued during the three months ended March 31, 2018:

March 1, 2018
Expected volatility(1)	14.5%-17.3%
Risk-free rate	2.38%
Expected holding period (years)	2.71-2.84

(1)	Expected volatility is estimated based on the historical volatility of realized returns of the Company and the applicable index.
Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2018 and 2017, we recognized $9,498, and $44,244 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Three Months Ended March 31,
	2018	2017
General and administrative	$7,554	$40,271
Property management expense	1,944	3,973
Total	$9,498	$44,244
As of March 31, 2018, there is $42,407 of unrecognized share-based compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average period of 2.02 years.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table displays the carrying values and fair values of financial instruments as of March 31, 2018 and December 31, 2017:

		March 31, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$424,351	$422,162	$378,545	$379,500

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$7,651,625	$7,612,163	$7,608,228	$7,627,423
Term loan facility(3)	Level 3	1,500,000	1,495,193	1,500,000	1,494,494
Revolving facility	Level 3	15,000	15,006	35,000	35,007
Convertible senior notes(4)	Level 3	550,695	534,101	548,536	557,179

(1)	The carrying values of debt securities are shown net of discounts.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $37,165 and $28,075 of deferred financing costs as of March 31, 2018 and December 31, 2017, respectively.

(3)	The carrying value of the Term Loan Facility excludes $11,305 and $12,027 of deferred financing costs as of March 31, 2018 and December 31, 2017, respectively.

(4)	The carrying values of the Convertible Senior Notes include unamortized discounts of $24,298 and $26,464 as of March 31, 2018 and December 31, 2017, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values of our Term Loan Facility and Revolving Facility, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. Fair value of convertible notes are estimated by discounting contractual cash flows at the interest rate we estimate the notes would bear if sold in the current market.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Three Months Ended March 31,
	2018	2017
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$—	$496
Total impairments	—	(267)
Fair value	$—	$229

	Three Months Ended March 31,
	2018	2017
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$3,225	$7,242
Total impairments	(603)	(770)
Fair value	$2,622	$6,472
For additional information related to our single-family residential properties as of the three months ended March 31, 2018 and 2017, refer to Note 3.
Note 12—Earnings per Share
We compute EPS only for the period after February 1, 2017, the date on which our common stock began trading on the New York Stock Exchange. Basic EPS is computed by dividing the net loss available to common shareholders for the period during which common stock was outstanding by the weighted average number of shares outstanding during such period, adjusted for non-vested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs, except when doing so would be anti-dilutive.
All outstanding non-vested RSUs and RSAs that have nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods when we have net income. Certain of our non-vested RSUs and RSAs, as identified in Note 10, are considered participating securities, as are our redeemable INVH LP units.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	For the Three Months Ended March 31, 2018	February 1, 2017 through March 31, 2017
Numerator:
Net loss	$(17,580)	$(42,391)
Net loss for the period January 1, 2017 through January 31, 2017	—	16,879
Net loss attributable to non-controlling interests	311	—
Net loss attributable to common shareholders	(17,269)	(25,512)
Less net loss available to participating securities	(222)	—
Net loss available to common shareholders — basic and diluted	$(17,491)	$(25,512)

Denominator:
Weighted average common shares outstanding — basic and diluted	519,660,998	311,651,082

Net loss per common share — basic and diluted	$(0.03)	$(0.08)

For the three months ended March 31, 2018 and the period from February 1, 2017 through March 31, 2017, incremental shares attributed to non-vested RSUs and RSAs of 1,335,768 and 297,176, respectively, are excluded from the computation of diluted EPS because we had a net loss for the period. For the three months ended March 31, 2018, the redeemable INVH LP units have been excluded from the computation of EPS because all income (loss) attributable to the INVH LP units has been recorded as non-controlling interest and thus excluded from net loss available to common shareholders. For the three months ended March 31, 2018, the potential shares of common stock contingently issuable upon the conversion of the Convertible Senior Notes are also excluded from the computation of diluted EPS as we have the intent and ability to settle the obligations in cash.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For the taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not.
As of March 31, 2018 and December 31, 2017, we have no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
During the three months ended March 31, 2018 and 2017, we sold assets that were either subject to Section 337(d) of the Code (see additional discussion in Note 2) or were held by TRSs. These transactions resulted in $394 and $1,134 of current income tax expense for the three months ended March 31, 2018 and 2017, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Insurance Policies
Pursuant to the terms of our Credit Facility and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the three months ended March 31, 2018 and 2017, no material uninsured losses have been incurred with respect to our properties except as described below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Hurricane-Related Charges
During the third quarter of 2017, hurricanes Harvey and Irma damaged certain of our properties in Texas and the Southeast United States. As of March 31, 2018, we have recorded $8,128 of receivables for the portion of the damages we believe will be recoverable through our property and casualty insurance policies which provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits. Additionally, as of March 31, 2018, the accounts payable and accrued expenses balance on our condensed consolidated balance sheet includes an estimated $3,588 of unrepaired damages caused by the hurricanes.
Purchase Commitments
As of March 31, 2018, we had executed multiple agreements to purchase a total of 326 properties for an aggregate purchase price of $81,814. Subsequent to March 31, 2018, we amended certain of these purchase agreements and canceled the purchase of a total of 196 properties with an aggregate purchase price of $45,442.
Legal Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceeding or matters will have a material adverse effect on our condensed consolidated financial statements.
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
Severance and Retention
In June 2017, our board of directors, upon recommendation of our Compensation Committee, approved and adopted our Invitation Homes Inc. Executive Severance Plan, as amended (the “Executive Severance Plan”); and, in September 2017, adopted severance guidelines for those not covered by the Executive Severance Plan (the “Severance Guidelines” and, together with the Executive Severance Plan, the “Severance Plans”). The Severance Plans provide all qualified employees specified benefits following such person’s qualifying termination of employment.
Note 15—Business Combinations
On November 16, 2017, we completed the Mergers with SWH. We believe that the Mergers provide a number of significant potential strategic benefits and opportunities that will be in the best interests of our stockholders. More

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

specifically, we believe that the Mergers created a diversified and high-quality portfolio of homes in high-growth markets. Potential benefits from economies of scale and the market overlap of INVH’s and SWH’s complementary portfolios may be derived from optimization of operations, reduction of operating costs, and other anticipated synergies.
The Mergers were accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. INVH was designated as the accounting acquirer. The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of SWH were recorded at their respective fair values at the Merger Date. The estimated fair value of the consideration transferred was $4,920,534, which was based upon (i) the observable public closing share price of $23.01 on November 15, 2017 for the 207,448,958 shares of INVH common stock issued to SWH stockholders in exchange for their SWH common shares, (ii) the equity component of the Convertible Senior Notes, which was valued at $135,520, and (iii) the recognition of $11,614 of precombination service related to the exchange of SWH RSUs for INVH RSUs. Subsequent to the Merger Date, our condensed consolidated financial statements reflect these fair value adjustments and include the combined results of operations. Because INVH was designated as the accounting acquirer, our historical financial statements for periods prior to November 16, 2017 represent only the historical financial information of INVH and its consolidated subsidiaries.
Purchase Price Allocation
The total purchase price has been allocated based upon (1) the amounts reported in the SWH historical financial statements for any assets that were reported at fair value in accordance with SWH’s historical accounting policies or (2) management’s estimates of fair value.
Management’s preliminary estimates of fair value for SWH’s investments in real estate properties were based upon a progressive method that incorporated three value sources: automated valuation model data, BPOs and internal desktop valuations (Level 3 measurements).
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
These allocations are management’s estimates of fair value, which are preliminary as of March 31, 2018 and are subject to change. The goodwill recorded is primarily attributable to the value of the synergies expected to arise after the Mergers.
Merger and Transaction-Related Expenses
We incurred $4,367 of merger and transaction-related expenses related to the Mergers during the three months ended March 31, 2018, included in general and administrative expenses in the condensed consolidated statement of operations. Merger and transaction-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third-party costs. The costs that were obligations of SWH and expensed by SWH prior to the Merger Date are not included in our condensed consolidated financial statements.
In addition, and in connection with the Mergers and the resulting integration, we have incurred severance costs for terminated and transitional employees, and such costs are accrued over the related remaining service periods. More specifically, in August 2017, we entered into agreements with several of our executives, which provide the executives, as applicable, with benefits upon the consummation of the Mergers and/or where the executive experiences a qualifying termination within a specified period of time following such consummation. After the consummation of the Mergers, if a participant under either a Severance Plan or an executive agreement experiences a qualifying termination, such person will be entitled to specified benefits. For the three months ended March 31, 2018, we accrued a total of $2,659 of employee severance pursuant to the Severance Plans and the executive agreements, and these costs are included in general and administrative expenses in the condensed consolidated statement of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Pro Forma Information
The following table provides the pro forma consolidated operational data as if the Mergers had occurred on January 1, 2017 (unaudited):

Three Months Ended March 31, 2017
Total revenue	$387,722
Net loss	(188,400)
Pro forma net loss includes transaction costs related to the Mergers of $54,340.
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
Note 16—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2018, for potential recognition or disclosure.
IH 2018-2 Securitization
On May 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $1,057,225 (“IH 2018-2”). IH 2018-2 has a stated maturity of June 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-2 bears interest at a floating rate equal to LIBOR plus an applicable spread (inclusive of servicing fees) that ranges from 95 to 230 bps, with a weighted average spread to LIBOR (inclusive of servicing fees) of 138 bps. IH 2018-2 was subsequently transferred to a trust in exchange for pass-through certificates issued by the trust. In connection with IH 2018-2, we purchased and will retain 5% of each class of certificates for risk-retention purposes, totaling $52,865.
We used proceeds from IH 2018-2 to repay the outstanding balances under IH 2015-1 and IH 2015-2, to fund certain reserves, and for general corporate purposes.
Extensions of Existing Mortgage Loans
On April 9, 2018, we submitted a notification to request an extension of the maturity of the CAH 2015-1 and CSH 2016-1 mortgage loans from July 9, 2018 to July 9, 2019 upon approval.
On May 9, 2018, we submitted a notification to request an extension of the maturity of the IH 2015-3 mortgage loan from August 9, 2018 to August 9, 2019 upon approval.
Dividend Declaration
On May 3, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on May 15, 2018, which is payable on May 31, 2018.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Interest Rate Swap Agreements
On April 19, 2018, we entered into four interest rate swap agreements that effectively convert $1,600,000 of existing floating rate debt to fixed rate debt. On May 8, 2018, we entered into two additional interest rate swap agreements that effectively convert $920,000 of existing floating rate debt to fixed rate debt. The table below summarizes the terms and conditions of these interest rate swap agreements:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	$400,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors," in our Annual Report on Form 10-K.
Unless otherwise indicated or the context otherwise requires, information presented throughout this discussion and analysis of our financial condition and results of operations as of and for the three months ended March 31, 2018 includes the impact of the Mergers. The discussion of operational information for our total and Same Store portfolio, including average occupancy, average rent and net effective rental rate growth, is provided with respect to our total portfolio.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 82,000 homes for lease in 17 markets across the country as of March 31, 2018, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We operate in markets with strong demand drivers, high barriers to entry and high rent growth potential, primarily in the Western United States, Florida and the Southeast United States. Through disciplined market and asset selection, we designed our portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain, and manage our homes.
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth and superior net operating income (“NOI”) growth relative to the broader United States housing and rental market. Within our 17 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,850 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well positioned to drive strong rent growth, attractive margins, and predictable cash flows.
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

Merger with Starwood Waypoint Homes
On November 16, 2017, we completed the Mergers with SWH. We believe that the Mergers provide a number of significant potential strategic benefits and opportunities that will be in the best interests of our stockholders. More specifically, we believe that the Mergers created a diversified and high-quality portfolio of homes in high-growth markets. Potential benefits from economies of scale and the market overlap of INVH’s and SWH’s complementary portfolios may be derived from optimization of operations, reduction of operating costs, and other anticipated synergies.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolio as of and for the three months ended March 31, 2018 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States
Southern California	8,361	95.1%	$2,229	$1.32	13.0%
Northern California	4,592	96.1%	1,900	1.24	6.6%
Seattle	3,294	94.7%	2,029	1.07	5.1%
Phoenix	7,435	96.4%	1,241	0.76	6.8%
Las Vegas	2,709	96.5%	1,490	0.75	3.0%
Denver	2,190	94.6%	1,856	1.04	3.0%
Western United States Subtotal	28,581	95.6%	1,795	1.05	37.5%

Florida
South Florida	9,314	93.5%	2,087	1.13	13.5%
Tampa	8,655	93.9%	1,580	0.86	9.7%
Orlando	5,856	95.8%	1,536	0.83	6.5%
Jacksonville	1,941	95.6%	1,593	0.80	2.2%
Florida Subtotal	25,766	94.3%	1,753	0.95	31.9%

Southeast United States
Atlanta	12,405	95.0%	1,420	0.69	12.5%
Carolinas	4,958	91.6%	1,495	0.71	5.0%
Nashville	782	81.4%	1,839	0.85	0.9%
Southeast United States Subtotal	18,145	93.5%	1,456	0.70	18.4%

Texas
Houston	2,572	90.6%	1,529	0.78	2.6%
Dallas	2,266	93.5%	1,697	0.81	2.7%
Texas Subtotal	4,838	91.9%	1,609	0.80	5.3%

Midwest United States
Chicago	4,005	94.0%	1,930	1.18	5.3%
Minneapolis	1,174	95.7%	1,798	0.91	1.6%
Midwest United States Subtotal	5,179	94.4%	1,900	1.11	6.9%
Total/Average	82,509	94.5%	$1,704	$0.92	100.0%
Same Store Total / Average	72,109	95.7%	$1,706	$0.92	88.6%

(1)	As of March 31, 2018.

(2)	Represents average occupancy for the three months ended March 31, 2018.

(3)	Represents average monthly rent for the three months ended March 31, 2018.

(4)	Represents the percentage of total revenue generated in each market for the three months ended March 31, 2018.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 69.4% of our revenues during the three months ended March 31, 2018. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth and household formation rates and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include increasing the length of stay of our residents, minimizing resident turnover rates, and reducing the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, economic conditions, and economic outlook. Increases in turnover rates and the average number of days to re-resident increase property operating and maintenance expenses and reduce rental revenues as the homes are not generating income during this period.
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
Property Acquisitions and Renovations: Future growth in rental revenues and operating income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, and whether the property was vacant when acquired. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices.
Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, term loan facility, revolving facility, and convertible debt, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions, and the terms of the underlying financing arrangements. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Recent Events
IH 2018-1 Securitization
On February 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $916.6 million (“IH 2018-1”). IH 2018-1 has a stated maturity of March 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-1 bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable spread that ranges from 76 to 256 bps, with a weighted average spread to LIBOR of 124 bps. We used proceeds from IH 2018-1 to repay the outstanding balances under CAH 2014-1 and CAH 2014-2, to fund certain reserves, and for general corporate purposes.
IH 2018-2 Securitization
On May 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $1,057.2 million (“IH 2018-2”). IH 2018-2 has a stated maturity of June 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-2 bears interest at a floating rate equal to LIBOR plus an applicable spread (inclusive of servicing fees) that ranges from 95 to 230 bps, with a weighted average spread to LIBOR (inclusive of servicing fees) of 138 bps. We used proceeds from IH 2018-2 to repay the outstanding balances under IH 2015-1 and IH 2015-2, to fund certain reserves, and for general corporate purposes.
Interest Rate Swap Agreements
On April 19, 2018, we entered into four interest rate swap agreements that effectively convert $1,600.0 million of existing floating rate debt to fixed rate debt. On May 8, 2018, we entered into two additional interest rate swap agreements that effectively convert $920.0 million of existing floating rate debt to fixed rate debt.
Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses.
Revenues
Rental Revenues
Rental revenues, net of any concessions and uncollectible amounts, consist of rents collected under lease agreements related to our single-family homes for lease. These include leases that we enter into directly with our residents, which typically have a term of one to two years.
Other Property Income
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; and (iii) various other fees, including application and lease termination fees.
Expenses
Property Operating and Maintenance
Once a property is available for its initial lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, and marketing expenses. Prior to a property being “rent-ready,” certain of these expenses are capitalized as building and improvements. Once a property is “rent-ready,” expenditures for ordinary maintenance and repairs thereafter are expensed as incurred and we capitalize expenditures that improve or extend the life of a home.
Property Management Expense
Property management expense represents personnel and other costs associated with the oversight and management of our portfolio of homes. All of our homes are managed through our internal property manager.
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day to day activities. General and administrative expense also includes IPO-related, merger, and transaction-related costs that are of a non-recurring nature.
Share-Based Compensation Expense
Certain current and former employees, as well as certain of our founders, were granted Class B incentive units in certain of the IH Holding Entities or their parent entities. In connection with the IPO, all of the Class B units were converted into shares of common stock, canceled, or converted into similar units of newly formed subsidiaries of the Pre-IPO Owners. We have recognized incentive compensation expense related to the value of those units in our results of operations. In connection with and subsequent to the IPO, we modified certain of our incentive awards and issued new awards in order to align our employees’ interests with those of our investors. Share-based compensation expense is a meaningful component of compensation for our executives and other leaders in our organization. We also assumed similar awards in connection with the Mergers. All incentive unit and share-based compensation expense is recognized in our statements of operations as components of general and administrative expense and property management expense.
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
Interest Expense
Interest expense includes interest payable on our debt instruments, payments and receipts related to our interest rate swap agreements, and related amortization of discounts and deferred financing costs, unrealized gains (losses) on non-designated hedging instruments, and noncash interest expense related to our interest rate swap agreements.
Other, net
Other, net includes interest income, third-party management fee income, equity in earnings from an unconsolidated joint venture acquired in the Mergers, and other miscellaneous income and expenses.
Gain (Loss) on Sale of Property, net of tax
Gain (loss) on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Revenues:
Rental revenues	$395,792	$226,096	$169,696	75.1%
Other property income	27,877	12,654	15,223	120.3%
Total revenues	423,669	238,750	184,919	77.5%

Operating expenses:
Property operating and maintenance	160,767	88,168	72,599	82.3%
Property management expense	17,164	11,449	5,715	49.9%
General and administrative	27,636	58,266	(30,630)	(52.6)%
Depreciation and amortization	144,500	67,577	76,923	113.8%
Impairment and other	6,121	1,204	4,917	408.4%
Total operating expenses	356,188	226,664	129,524	57.1%
Operating income	67,481	12,086	55,395	458.3%

Other expenses:
Interest expense	(92,299)	(68,572)	23,727	34.6%
Other, net	1,736	(226)	(1,962)	N/M
Total other expenses	(90,563)	(68,798)	21,765	31.6%

Loss from continuing operations	$(23,082)	$(56,712)	$33,630	59.3%
Portfolio Information
As of March 31, 2018 and 2017, we owned 82,509 and 47,918 single-family rental homes, respectively, in our total portfolio. As a result of the Mergers, an additional 34,670 homes were added to our portfolio in the fourth quarter of 2017. During the three months ended March 31, 2018 and 2017, we acquired 190 and 121 homes, respectively, and sold 251 and 501 homes, respectively.
We believe presenting information about the portion of our total portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides investors with meaningful information about the performance of our comparable homes across periods, and about trends in our organic business. To do so, we provide information regarding the performance of our Same Store portfolio.
As of March 31, 2018, our Same Store portfolio consisted of 72,109 single-family rental homes. In order to provide meaningful comparative information across periods that, in some cases, pre-date the Mergers, all information regarding the performance of the Same Store portfolio is presented as though the Mergers were consummated on January 1, 2017 (i.e., as though the single-family rental homes owned by Legacy SWH prior to the Mergers that are included in our Same Store portfolio had been owned by Legacy IH for the entirety of all comparison periods for which Same Store portfolio information is presented).

Rental Revenues
For the three months ended March 31, 2018 and 2017, total portfolio rental revenue totaled $395.8 million and $226.1 million, respectively, an increase of 75.1% driven by the significant increase in the number of homes owned. For our Same Store portfolio, rental revenue increased 3.9% compared to the three months ended March 31, 2017, primarily due to an increase in average monthly rent per occupied home.
Average occupancy for the total portfolio was 94.5% and 94.9% for the three months ended March 31, 2018 and 2017, respectively, and average rent per occupied home for the total portfolio for the three months ended March 31, 2018 was $1,704, compared to $1,661 for three months ended March 31, 2017, a 2.6% increase. For our Same Store portfolio, average occupancy was 95.7% and 95.8% for the three months ended March 31, 2018 and 2017, respectively, and average monthly rent per occupied home for the three months ended March 31, 2018, was $1,706, compared to $1,641 for the three months ended March 31, 2017, a 4.0% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.9% and 5.2% for the three months ended March 31, 2018 and 2017, respectively, and new lease net effective rental rate growth for the total portfolio averaged 2.5% and 3.4% for the three months ended March 31, 2018 and 2017, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.9% and 5.1% for the three months ended March 31, 2018 and 2017, respectively, and new lease net effective rental rate growth averaged 2.5% and 3.3% for the three months ended March 31, 2018 and 2017, respectively.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2018 and 2017 was 30.4% and 32.4%, respectively. For the Same Store portfolio, an average home remained unoccupied for 55 and 53 days between residents for the three months ended March 31, 2018 and 2017, respectively.
Other Property Income
For the three months ended March 31, 2018 and 2017, other property income was $27.9 million and $12.7 million, respectively, an increase of 120.3% driven by the significant increase in the number of homes owned. Other than the increase in the number of homes owned, the primary driver of the increase was utilities expense recoveries. Utilities expense recoveries increased as more utilities remained in our name compared to prior year, and the terms of new leases require residents to reimburse us for those costs.
Operating Expenses
For the three months ended March 31, 2018 and 2017, operating expenses were $356.2 million and $226.7 million, respectively. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $160.8 million for the three months ended March 31, 2018 from $88.2 million for the three months ended March 31, 2017 due to the increase in the number of homes owned.
Property management expense and general and administrative expense decreased to $44.8 million for the three months ended March 31, 2018 from $69.7 million for the three months ended March 31, 2017, primarily due to a decrease in share-based compensation expense of $34.7 million which was driven by $11.6 million of accelerated vesting on pre-IPO incentive units and $23.3 million of fully vested awards issued in connection with the IPO during the three months ended March 31, 2017. This was partially offset by increases due to the increase in the size of our portfolio as a result of the Mergers.
Depreciation and amortization expense increased from $67.6 million for the three months ended March 31, 2017 to $144.5 million for the three months ended March 31, 2018, primarily due to the addition of 34,670 homes acquired in the Mergers and the amortization of in-place leases.

Impairment and other expenses increased to $6.1 million for the three months ended March 31, 2018 from $1.2 million for the three months ended March 31, 2017 primarily due to losses and damages related to Hurricanes Irma and Harvey which continue to be identified as residents move out and properties turn.
Interest Expense
Interest expense was $92.3 million and $68.6 million for the three months ended March 31, 2018 and 2017, respectively. The increase in interest expense was due to an increase in average debt balances outstanding during 2018 primarily related to debt assumed in connection with the Mergers. As of March 31, 2018, we had $9,668.9 million of debt outstanding, net of deferred financing costs and discounts, compared to $5,714.4 million as of March 31, 2017. Additionally, the average monthly LIBOR rate increased by 82 basis points from 0.83% to 1.65% for the three months ended March 31, 2018 and 2017, respectively, which was partially offset by reductions in the weighted average spread over LIBOR resulting from refinancing activity.
Gain on Sale of Property, net of tax
Gain on sale of property was $5.5 million and $14.3 million for the three months ended March 31, 2018 and 2017, respectively. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods. Of the 251 homes sold during the three months ended March 31, 2018, none were sold in bulk sales. Of the 501 homes sold during the three months ended March 31, 2017, 235 homes were sold in bulk sales for a gain of $7.6 million.
Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2018 and December 31, 2017 included unrestricted cash and cash equivalents of $134.9 million and $179.9 million, respectively, a 25.0% decrease due primarily to investments in single-family residential properties, which is discussed in further detail in “—Cash Flows.” Additionally, $985.0 million of the revolving credit facility (the “Revolving Facility”) remained undrawn as of March 31, 2018.
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions and dividend payments to our equity investors, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our near-term liquidity requirements consist primarily of: (i) renovating newly-acquired homes; (ii) funding HOA fees (as applicable), real estate taxes, insurance premiums and the ongoing maintenance for our homes; (iii) interest expense; and (iv) payment of dividends to our equity investors. Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of and non-recurring capital expenditures for our homes and principal payments on our indebtedness.
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income net of operating expenses will generally provide cash flow sufficient to fund our operations and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which has an undrawn balance of $985.0 million as of March 31, 2018.
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
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by the respective Borrower Entities. We utilize the proceeds from our securitizations to fund (i) repayments of then-outstanding indebtedness, (ii) initial deposits into Securitization reserve accounts, (iii) closing costs in connection with the mortgage loans, (iv) general costs associated with our operations, and (v) distributions and dividends. In addition to the Securitization transactions we initiated, we assumed certain mortgage loans from SWH in connection with the Mergers.
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2018 and December 31, 2017:

					Outstanding Principal Balance(3)
($ in thousands)	Maturity Date	Maturity Date if Fully Extended(1)	Interest Rate(2)	Range of Spreads	March 31, 2018	December 31, 2017
CAH 2014-1(4)	N/A	N/A	—%	N/A	$—	$473,384
CAH 2014-2(4)	N/A	N/A	—%	N/A	—	385,401
IH 2015-1, net(5)(6)	March 9, 2019	March 9, 2020	4.31%	152-437 bps	527,826	528,795
IH 2015-2(5)(6)	June 9, 2018	June 9, 2020	3.89%	142-377 bps	627,106	627,259
CAH 2015-1(5)(7)	July 9, 2018	July 9, 2020	3.76%	128-373 bps	655,455	656,551
IH 2015-3(5)(8)	August 9, 2018	August 7, 2020	4.13%	136-481 bps	1,162,225	1,165,886
CSH 2016-1(5)(7)	July 9, 2018	July 9, 2021	4.19%	158-508 bps	529,827	531,517
CSH 2016-2(5)	December 9, 2018	December 9, 2021	3.73%	133-423 bps	605,357	609,815
IH 2017-1(9)	June 9, 2027	N/A	4.23%	N/A	996,371	996,453
SWH 2017-1(5)	October 9, 2019	January 9, 2023	3.43%	102-347 bps	769,754	769,754
IH 2017-2(5)	December 9, 2019	December 9, 2024	3.38%	91-306 bps	863,263	863,413
IH 2018-1(4)(5)	March 9, 2020	March 9, 2025	3.12%	76-256 bps	914,441	—
Total Securitizations					7,651,625	7,608,228
Less deferred financing costs, net					(37,165)	(28,075)
Total					$7,614,460	$7,580,153

(1)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of March 31, 2018, LIBOR was 1.88%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(3)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(4)	On February 8, 2018, the outstanding balances of CAH 2014-1 and CAH 2014-2 were repaid in full with proceeds from IH 2018-1, a new securitization transaction.

(5)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our IH 2015-2, IH 2015-3 and CAH 2015-1 mortgage loans have exercised the first extension option, and IH 2015-1 has exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(6)	On May 8, 2018, the outstanding balances of IH 2015-1 and IH 2015-2 were repaid in full with proceeds from IH 2018-2, a new securitization transaction.

(7)	On April 9, 2018, we submitted a notification to request an extension of the maturity of the CAH 2015-1 and CSH 2016-1 mortgage loans from July 9, 2018 to July 9, 2019 upon approval.

(8)	On May 9, 2018, we submitted a notification to request an extension of the maturity of the IH 2015-3 mortgage loan from August 9, 2018 to August 9, 2019 upon approval.

(9)	Net of unamortized discount of $3.3 million and $3.3 million as of March 31, 2018 and December 31, 2017, respectively.
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third‑party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two to three year initial terms are individually subject to two to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains a replacement interest rate cap agreement in a form reasonably acceptable the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.
Certain components were sold at a discount, and $3.3 million of unamortized discount is included in mortgage loans, net on our condensed consolidated balance sheets as of both March 31, 2018 and December 31, 2017.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2018 and December 31, 2017, a total of 45,005 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third-party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities for our Securitizations currently outstanding are wholly-owned subsidiaries.
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors using the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
The Trusts are structured as pass-through entities that receive interest, and in the case of IH 2013-1 and CAH 2014-1 principal payments, from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
Retained Certificates
Beginning in April 2014, the Trusts made Certificates available for sale to both domestic and foreign investors. With the introduction of foreign investment, sponsors of the mortgage loans are required to retain a portion of the risk that represents a material net economic interest in each loan. These requirements were further refined in December 2016 pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934, as amended. As such, loan sponsors are now required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date.
To fulfill these requirements, Class G certificates for IH 2015-1, IH 2015-2, IH 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 are equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates are restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates at the time of the related Securitizations, and they are principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we have elected to purchase certain Class F certificates, which bear a stated annual interest rate of LIBOR plus a spread ranging from 4.80% to 5.08%.
For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For IH 2017-2, SWH 2017-1, and IH 2018-1, we retained a portion of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $424.4 million and $378.5 million as of March 31, 2018 and December 31, 2017, respectively, are classified as held to maturity investments, and are recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of March 31, 2018, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted by us under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2018 and 2017, we made voluntary and mandatory prepayments of $873.3 million and $1,030.5 million, respectively, under the terms of the mortgage loan agreements.

Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility, which will mature on February 6, 2021, with a one-year extension option, and a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes. Proceeds from the Revolving Facility were used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2018 and December 31, 2017:

($ in thousands)	Maturity Date	Interest Rate(1)	March 31, 2018	December 31, 2017
Term loan facility	February 6, 2022	3.58%	$1,500,000	$1,500,000
Deferred financing costs, net			(11,305)	(12,027)
Term Loan Facility, net			$1,488,695	$1,487,973

Revolving Facility	February 6, 2021	3.63%	$15,000	$35,000

(1)	Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin of 1.70% and 1.75%, respectively; as of March 31, 2018, LIBOR was 1.88%.
Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30%, in the case of base rate loans, and 1.75% to 2.30%, in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30%, in the case of base rate loans, and 1.70% to 2.30%, in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.35% or 0.20% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply; and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
Prepayments and Amortization
No principal reductions are required under the Credit Facility. We are permitted to voluntarily repay amounts outstanding under the Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. Once repaid, no further borrowings will be permitted under the Term Loan Facility.

Loan Covenants
The Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) incur additional indebtedness that is secured on a pari passu basis with the Credit Facility.
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2018, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly-owned subsidiaries that own, directly or indirectly, unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. The guarantee provided by any Subsidiary Guarantor will be automatically released upon the occurrence of certain events, including if it no longer has a direct or indirect interest in an unencumbered asset or as a result of certain non-recourse refinancing transactions pursuant to which such Subsidiary Guarantor becomes contractually prohibited from providing its guaranty of the Credit Facility. In addition, INVH may be required to provide a guarantee of the Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a real estate investment trust (“REIT”).
The Credit Facility is collateralized by first priority or equivalent security interests in all the capital stock of, or other equity interests in, any Subsidiary Guarantor held by us and each of the Subsidiary Guarantors. The security interests granted under the Credit Facility will be automatically released upon the occurrence of certain events, including upon an Investment Grade Rating Event or if the total net leverage ratio is less than or equal to 8.00:1.00 for four consecutive fiscal quarters.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2018 and December 31, 2017:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Amortization Period	March 31, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	53.0969	7/1/2019	1.25 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.80 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(24,298)	(26,464)
Total						$550,695	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223.2 million and $324.3 million for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at March 31, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of March 31, 2018.

Terms of Conversion
As of March 31, 2018, the conversion rate applicable to the 2019 Convertible Notes is 53.0969 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.83 per common share – actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of March 31, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share – actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Certain of the Invitation Homes Partnerships and certain Borrower Entities guaranteed the obligations under each of the interest rate swaps from the date the swaps were entered into through the date of the IPO. Each of these swaps was accounted for as a non-designated hedge until January 31, 2017, when the criteria for hedge accounting were met as a result of the Pre-IPO Transactions. At that time, we designated these swaps for hedge accounting purposes. Subsequent to that date, changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. On the Merger Date, we recorded these interest rate swaps at their aggregate estimated fair value of $21.1 million. Over the terms of each swap, an amount equal to the Merger Date fair value will be amortized and recorded as an increase in interest expense and accumulated other comprehensive income.
The table below summarizes our interest rate swap instruments as of March 31, 2018 ($ in thousands):

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

During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $25.7 million will be reclassified to earnings as a decrease in interest expense.
On April 19, 2018, we entered into four interest rate swap agreements that effectively convert $1,600.0 million of existing floating rate debt to fixed rate debt. On May 8, 2018, we entered into two additional interest rate swap agreements that effectively convert $920.0 million of existing floating rate debt to fixed rate debt. The table below summarizes the terms and conditions of these interest rate swap agreements ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	$400,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders and with strike prices ranging from approximately 2.83% to 3.74% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans.
Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we and our equity investors, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.

Cash Flows
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table summarizes our cash flows for three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Net cash provided by operating activities	$130,080	$76,074	$54,006	71.0%
Net cash (used in) provided by investing activities	(101,998)	28,398	(130,396)	(459.2)%
Net cash used in financing activities	(53,896)	(188,064)	134,168	71.3%
Change in cash and cash equivalents	$(25,814)	$(83,592)	$57,778	69.1%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $130.1 million and $76.1 million for the three months ended March 31, 2018 and 2017, respectively, an increase of 71.0%. The increase in cash provided by operating activities was primarily driven by the significant increase in the number of homes owned.
Investing Activities
Net cash (used in) provided by investing activities primarily consists of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash (used in) provided by investing activities was $102.0 million and $28.4 million for the three months ended March 31, 2018 and 2017, respectively, leading to a decrease in cash provided by investing activities of $130.4 million between the periods. The decrease was primarily due to an increase in the number of homes acquired, from 121 homes during the three months ended March 31, 2017 to 190 homes during the three months ended March 31, 2018, which resulted in $30.6 million more in acquisition and renovation spend. Other capital expenditures increased $20.4 million primarily driven by the significant increase in the number of homes owned. The decrease in the number of homes sold during the three months ended March 31, 2018 of 251 compared to 501 during the three months ended March 31, 2017 resulted in a decrease in the amount of proceeds from sale of residential properties of $22.5 million. Additionally, an increase in investments in debt securities of $45.8 million resulting from the application of risk retention rules to our IH 2018-1 mortgage loan.
Financing Activities
Net cash used in financing activities was $53.9 million and $188.1 million for the three months ended March 31, 2018 and 2017, respectively, or an increase in cash of $134.2 million. During the three months ended March 31, 2018, proceeds from our IH 2018-1 mortgage loan of $916.6 million, along with proceeds from home sales and operating cash flows, were used to repay $873.3 million of our mortgage loans, including full repayment of the CAH 2014-1 and CAH 2014-2 mortgage loans, $20.0 million of our Term Loan Facility, to fund $11.8 million of deferred financing costs associated with the IH 2018-1 mortgage loan, and for dividend payments which totaled $57.4 million. During the three months ended March 31, 2017, we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO. The IPO proceeds, $1,500.0 million of proceeds from our Term Loan Facility, proceeds from home sales and operating cash flows were used to repay $2,321.6 million of then-outstanding credit facilities and $1,030.5 million of mortgage loans, including full repayment of the IH 2013-1 mortgage loan and $551.5 million on the IH 2014-1 mortgage loan, and to fund $24.5 million of deferred financing costs associated with the Term Loan Facility.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our contractual obligations as of March 31, 2018, consisted of the following:

($ in thousands)	Total	2018(1)	2019-2020	2021-2022	Thereafter
Mortgage loans, net(2)(3)	$8,992,073	$220,326	$3,496,102	$1,424,721	$3,850,924
Term Loan Facility, net(2)	1,707,002	40,459	107,400	1,559,143	—
Revolving Facility(2)(3)(4)	30,388	3,008	7,984	19,396
Convertible Senior Notes(5)	633,642	9,487	261,043	363,112	—
Interest rate swaps(6)(7)	15,634	1,024	8,754	5,856	—
Purchase commitments(8)	81,814	81,814	—	—	—
Operating lease obligations	21,827	4,380	9,160	5,968	2,319
Capital lease obligations	227	66	161	—	—
Total	$11,482,607	$360,564	$3,890,604	$3,378,196	$3,853,243

(1)	Includes estimated payments for the remaining nine months of 2018.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of March 31, 2018 at rates in effect as of such date; as of March 31, 2018, LIBOR was 1.88%.

(3)
Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options. On May 8, 2018, IH 2015-1 and IH 2015-2 were repaid in full with the proceeds from IH 2018-2, a new securitization transaction. The net result of the repayments and new securitization will be to reduce 2020 obligations by $1,154.9 million to be replaced with obligations totaling $1,057.2 million due on June 9, 2020 with five one-year extension options.

(4)	Includes the related unused commitment fee.

(5)	Obligations are calculated using coupon rates of the Convertible Senior Notes.

(6)	Net obligations calculated using LIBOR as of March 31, 2018, or 1.88%.

(7)
Excludes incremental obligations totaling $142.9 million related to six new interest rate swap agreements that we entered into subsequent to March 31, 2018. The incremental obligations commence in 2019 and continue through 2025 and are calculated using LIBOR as of March 31, 2018.

(8)
Represents commitments to acquire 326 single-family rental homes, as of March 31, 2018. Subsequent to March 31, 2018, we amended certain of these purchase agreements and canceled the purchase of a total of 196 properties with an aggregate purchase price of $45.4 million.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including related cost capitalization, depreciable lives, and provisions for impairment; (ii) derivative financial instruments; (iii) revenue recognition and resident receivables; and (iv) share-based compensation expense. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2018.
For a discussion of recently adopted accounting standards, see Part I. Item 1. “Financial Statements — Note 2 of Notes to Condensed Consolidated Financial Statements.”

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
Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties, including single-family homes in planned unit developments. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes NOI as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level.
Non-GAAP Measures
EBITDA, EBITDAre and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with accounting principles generally accepted in the United States (“GAAP”) before the following items: interest expense; income tax expense; and depreciation and amortization. National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs operating as real estate companies which report an EBITDA performance measure also report EBITDAre in all financial reports for periods beginning after December 31, 2017. We define EBITDAre, consistent with the Nareit definition, as EBITDA, further adjusted for gain on sale of property, net of tax and impairment on depreciated real estate investments.
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; IPO related expenses; merger and transaction-related expenses; severance; casualty losses, net; acquisition costs; and interest income and other miscellaneous income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
Our management uses EBITDA, EBITDAre, and Adjusted EBITDAre in a number of ways to assess our condensed consolidated financial and operating performance, and we believe these measures are helpful to management and external users in identifying trends in our performance. EBITDA, EBITDAre, and Adjusted EBITDAre help management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of capital structure on results. Accordingly, we believe these metrics measure our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.
We believe that the presentation of EBITDA, EBITDAre, and Adjusted EBITDAre provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to EBITDA, EBITDAre, and Adjusted EBITDAre is net income or loss. EBITDA, EBITDAre, and Adjusted EBITDAre are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our EBITDA, EBITDAre, and Adjusted EBITDAre may not be comparable to the EBITDA, EBITDAre, and Adjusted EBITDAre of other companies due to the fact that not all companies use the same definitions of EBITDA, EBITDAre, and Adjusted EBITDAre. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net loss to EBITDA, EBITDAre, and Adjusted EBITDAre as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net loss available to common shareholders	$(17,491)	$(42,391)
Net loss available to participating securities	222	—
Non-controlling interests	(311)	—
Interest expense	92,299	68,572
Depreciation and amortization	144,500	67,577
EBITDA	219,219	93,758
Gain on sale of property, net of tax	(5,502)	(14,321)
Impairment on depreciated real estate investments	603	1,037
EBITDAre	214,320	80,474
Share-based compensation expense(1)	9,498	44,244
IPO related expenses	—	7,631
Merger and transaction-related expenses	4,367	—
Severance	2,659	—
Casualty losses, net(2)	5,518	167
Other, net(3)	(1,736)	226
Adjusted EBITDAre	$234,626	$132,742

(1)
For the three months ended March 31, 2018 and 2017, $7,554 and $40,271 was recorded in general and administrative expense, respectively, and $1,944 and $3,973 was recorded in property management expense, respectively.

(2)	Includes $4,183 for losses/damages related to Hurricanes Irma and Harvey for the three months ended March 31, 2018.

(3)	Includes interest income and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs, and marketing expense). NOI excludes: interest expense; depreciation and amortization; general and administrative expense; property management expense; impairment and other; acquisition costs; (gain) loss on sale of property, net of tax; and interest income and other miscellaneous income and expenses.
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

The following table presents a reconciliation of net loss to NOI for our total portfolio and NOI for our Same Store portfolio as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Net loss available to common shareholders	$(17,491)	$(42,391)
Net loss available to participating securities	222	—
Non-controlling interests	(311)	—
Interest expense	92,299	68,572
Depreciation and amortization	144,500	67,577
General and administrative(1)	27,636	58,266
Property management expense(2)	17,164	11,449
Impairment and other(3)	6,121	1,204
Gain on sale of property, net of tax	(5,502)	(14,321)
Other, net(4)	(1,736)	226
NOI (total portfolio)	262,902	150,582
Starwood Waypoint Homes NOI(5)	—	90,852
Non-Same Store NOI	(28,442)	(15,015)
NOI (Same Store portfolio)(6)	$234,460	$226,419

(1)	Includes $7,554 and $40,271 of share-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

(2)	Includes $1,944 and $3,973 of share-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

(3)	Includes $4,183 for losses/damages related to Hurricanes Irma and Harvey for the three months ended March 31, 2018.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)	Represents NOI generated by SWH prior to its merger with Invitation Homes, expressed using Invitation Homes' definition of NOI.

(6)
The Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 1st of the year prior to the first year of the comparison period) totaled 72,109 homes for the three months ended March 31, 2018 and 2017.

Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
FFO, Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by Nareit as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization and impairment of real estate assets, and adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net loss to FFO, Core FFO, and Adjusted FFO as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended March 31,
(in thousands, except shares and per share data)	2018	2017
Net loss available to common shareholders	$(17,491)	$(42,391)
Add (deduct) adjustments from net loss to derive FFO:
Net loss available to participating securities	222	—
Non-controlling interests	(311)	—
Depreciation and amortization on real estate assets	143,108	66,653
Impairment on depreciated real estate investments	603	1,037
Net gain on sale of previously depreciated investments in real estate	(5,502)	(14,321)
FFO	120,629	10,978
Noncash interest expense related to amortization of deferred financing costs, loan discounts and noncash interest expense from derivatives	8,495	15,134
Share-based compensation expense(1)	9,498	44,244
IPO related expenses	—	7,631
Merger and transaction-related expenses	4,367	—
Severance expense	2,659	45
Casualty losses, net(2)	5,518	167
Core FFO	151,166	78,199
Recurring capital expenditures	(25,393)	(9,229)
Adjusted FFO	$125,773	$68,970

Weighted average common shares outstanding — diluted(3)	530,314,568	311,948,259

FFO per common share – diluted	$0.23	$0.04
Core FFO per common share – diluted	$0.29	$0.25
AFFO per common share – diluted	$0.24	$0.22

(1)
For the three months ended March 31, 2018 and 2017, $7,554 and $40,271 was recorded in general and administrative expense, respectively, and $1,944 and $3,973 was recorded in property management expense, respectively.

(2)	Includes $4,183 for losses/damages related to Hurricanes Irma and Harvey for the three months ended March 31, 2018.

(3)	Weighted average common shares outstanding – diluted was calculated using the treasury stock method and represents common share equivalents that are dilutive for FFO, Core FFO, and AFFO.
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

Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of March 31, 2018, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $6,422.1 million, Revolving Facility of $15.0 million, and Term Loan Facility of $1,500.0 million of which 77.1% was effectively converted to fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 basis point increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $17.9 million or $18.2 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of SWH, which we acquired on November 16, 2017 and which represented 49.3% of our consolidated assets and 40.9% of our consolidated revenues as of and for the quarter ended March 31, 2018, respectively.

Changes in Internal Control
There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, the Company acquired SWH on November 16, 2017. The Company is in the process of reviewing the internal control structure of SWH and, if necessary, will make appropriate changes as it integrates SWH into the Company’s overall internal control over financial reporting process.

PART II
ITEM 1. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe these matters will have a material adverse effect on our condensed consolidated financial statements, and no accrual for the following matter has been recorded in our condensed consolidated financial statements, as we have not determined that any loss is probable, nor is the amount of any potential loss estimable.
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

ITEM 1A. RISK FACTORS
For a discussion of our potential risks or uncertainties, you should carefully read and consider risk factors previously disclosed under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities
Pursuant to the Amended and Restated Agreement of Limited Partnership of Invitation Homes Operating Partnership LP, dated as of August 9, 2017 (the “INVH LP Agreement”), entered into in connection with the Mergers, affiliates of SWH were admitted as limited partners and issued partnership units in INVH LP (the “OP Units”), which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash. On March 9, 2018, Starwood Capital Group Global, LP tendered its notice of redemption of 405,037 Partnership Common Units and was issued an equal number of shares of our common stock. The issuance of such shares of common stock was not registered under the Securities Act, because the shares were offered and sold in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.

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

10.1
Loan Agreement, dated as of February 8, 2018, between IH 2018-1 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 12, 2018).

10.2
Loan Agreement, dated as of May 8, 2018, between IH 2018-2 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 9, 2018).

10.3	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.4
Form of Award Notice and Restricted Stock Unit Agreement (2018 LTIP Equity Award) (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.5
Form of Award Notice and Restricted Stock Unit Agreement (2018 Supplemental Bonus Award). (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.6	Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 LTIP Equity Award). †

Exhibit number	Description

10.7	Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 Supplemental Bonus Award). †

10.8	Letter Agreement by and between the Company and Mr. Frederick C. Tuomi relating to Award Notice and Restricted Stock Unit Agreement (Sign-On Award - Mr. Tuomi). †

10.9	Form of Indemnification Agreement of Colony Starwood Homes (incorporated by reference to Exhibit 10.2 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 8, 2016). †

10.10
Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 5, 2017).

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invitation Homes Inc.

By:	/s/ Ernest M. Freedman
Name: Ernest M. Freedman
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 15, 2018