Form 10-Q
period 2018-06-30
Invitation Homes Inc.
filed 2018-08-10
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2018
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

As of August 7, 2018, there were 520,540,209 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	69
Item	4.	Controls and Procedures	70

PART II
Item	1.	Legal Proceedings	71
Item	1A.	Risk Factors	71
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item	3.	Defaults Upon Senior Securities	71
Item	4.	Mine Safety Disclosures	72
Item	5.	Other Information	72
Item	6.	Exhibits	72

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2018	December 31, 2017
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$4,635,181	$4,646,917
Building and improvements	13,808,251	13,740,981
	18,443,432	18,387,898
Less: accumulated depreciation	(1,321,346)	(1,075,634)
Investments in single-family residential properties, net	17,122,086	17,312,264
Cash and cash equivalents	166,874	179,878
Restricted cash	243,048	236,684
Goodwill	258,207	258,207
Other assets, net	875,147	696,605
Total assets	$18,665,362	$18,683,638

Liabilities:
Mortgage loans, net	$7,620,487	$7,580,153
Term loan facility, net	1,489,417	1,487,973
Revolving facility	—	35,000
Convertible senior notes, net	552,861	548,536
Accounts payable and accrued expenses	221,535	193,413
Resident security deposits	152,075	146,689
Other liabilities	45,410	41,999
Total liabilities	10,081,785	10,033,763

Equity:
Shareholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 520,493,369 and 519,173,142 outstanding at June 30, 2018 and December 31, 2017, respectively	5,205	5,192
Additional paid-in capital	8,619,302	8,602,603
Accumulated deficit	(303,801)	(157,595)
Accumulated other comprehensive income	118,954	47,885
Total shareholders' equity	8,439,660	8,498,085
Non-controlling interests	143,917	151,790
Total equity	8,583,577	8,649,875
Total liabilities and equity	$18,665,362	$18,683,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$403,848	$228,504	$799,640	$454,600
Other property income	28,578	13,712	56,455	26,366
Total revenues	432,426	242,216	856,095	480,966

Operating expenses:
Property operating and maintenance	165,423	92,840	326,190	181,008
Property management expense	14,348	9,135	31,512	20,584
General and administrative	24,636	18,426	52,272	76,692
Depreciation and amortization	146,450	67,515	290,950	135,092
Impairment and other	4,103	706	10,224	1,910
Total operating expenses	354,960	188,622	711,148	415,286
Operating income	77,466	53,594	144,947	65,680

Other expenses:
Interest expense	(97,226)	(57,358)	(189,525)	(125,930)
Other, net	1,631	(869)	3,367	(1,095)
Total other expenses	(95,595)	(58,227)	(186,158)	(127,025)

Loss from continuing operations	(18,129)	(4,633)	(41,211)	(61,345)
Gain on sale of property, net of tax	3,941	10,162	9,443	24,483

Net income (loss)	(14,188)	5,529	(31,768)	(36,862)
Net loss attributable to non-controlling interests	242	—	553	—

Net income (loss) attributable to common shareholders	$(13,946)	$5,529	$(31,215)	$(36,862)

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	February 1, 2017 through June 30, 2017
Net income (loss) available to common shareholders — basic and diluted (Note 12)	$(14,155)	$5,420	$(31,646)	$(20,092)

Weighted average common shares outstanding — basic	520,509,058	311,771,221	520,087,371	311,723,463
Weighted average common shares outstanding — diluted	520,509,058	312,271,578	520,087,371	311,723,463

Net income (loss) per common share — basic	$(0.03)	$0.02	$(0.06)	$(0.06)
Net income (loss) per common share — diluted	$(0.03)	$0.02	$(0.06)	$(0.06)

Dividends declared per common share	$0.11	$0.06	$0.22	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(14,188)	$5,529	$(31,768)	$(36,862)
Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	15,826	(14,759)	75,726	(4,198)
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	(3,596)	6,059	(3,325)	8,770
Other comprehensive income (loss)	12,230	(8,700)	72,401	4,572
Comprehensive income (loss)	(1,958)	(3,171)	40,633	(32,290)
Comprehensive (income) loss attributable to non-controlling interests	48	—	(705)	—
Comprehensive income (loss) attributable to common shareholders	$(1,910)	$(3,171)	$39,928	$(32,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Six Months Ended June 30, 2018
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	519,173,142	$5,192	$8,602,603	$(157,595)	$47,885	$8,498,085	$151,790	$8,649,875
Capital distributions	—	—	—	—	—	—	(2,033)	(2,033)
Net loss	—	—	—	(31,215)	—	(31,215)	(553)	(31,768)
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	(114,991)	—	(114,991)	—	(114,991)
Issuance of common stock — settlement of RSUs, net of tax	915,190	9	(7,430)	—	—	(7,421)	—	(7,421)
Share-based compensation expense	—	—	17,514	—	—	17,514	—	17,514
Total other comprehensive income	—	—	—	—	71,143	71,143	1,258	72,401
Redemption of OP Units for common stock	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of June 30, 2018	520,493,369	$5,205	$8,619,302	$(303,801)	$118,954	$8,439,660	$143,917	$8,583,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities:
Net loss	$(31,768)	$(36,862)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	290,950	135,092
Share-based compensation expense	17,514	52,460
Amortization of deferred leasing costs	5,833	6,226
Amortization of deferred financing costs	9,678	16,355
Amortization of debt discounts	4,508	114
Provisions for impairment	2,274	1,132
Gain on sale of property, net of tax	(9,443)	(24,483)
Change in fair value of derivative instruments	5,852	3,802
Other noncash amounts included in net loss	(1,638)	(922)
Changes in operating assets and liabilities:
Other assets, net	(7,668)	(8,564)
Accounts payable and accrued expenses	29,688	24,054
Resident security deposits	5,386	2,268
Other liabilities	(10,831)	(814)
Net cash provided by operating activities	310,335	169,858

Investing Activities:
Amounts deposited and held by others	9,273	89
Acquisition of single-family residential properties	(120,149)	(84,632)
Initial renovations to single-family residential properties	(25,750)	(13,026)
Other capital expenditures for single-family residential properties	(60,916)	(21,133)
Corporate capital expenditures	(1,832)	(1,494)
Proceeds from sale of residential properties	122,820	129,239
Purchases of investments in debt securities	(163,719)	(51,920)
Repayment proceeds from retained debt securities	59,213	30,916
Other investing activities	(8,314)	—
Net cash used in investing activities	(189,374)	(11,961)

Financing Activities:
Proceeds from IPO, net of underwriting discounts	—	1,692,058
IPO costs paid	—	(2,757)
Payment of dividends and dividend equivalents	(114,991)	(18,816)
Distributions to non-controlling interests	(2,033)	—
Payment of taxes related to net share settlement of RSUs	(7,421)	—
Redemption of Series A Preferred Stock	—	(1,153)
Payments on credit facilities	—	(2,321,585)
Proceeds from mortgage loans	3,274,179	996,420

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Six Months Ended June 30,
	2018	2017
Payments on mortgage loans	(3,198,588)	(2,083,012)
Proceeds from term loan facility	—	1,500,000
Proceeds from revolving facility	100,000	—
Payments on revolving facility	(135,000)	—
Deferred financing costs paid	(42,489)	(42,065)
Other financing activities	(1,258)	—
Net cash used in financing activities	(127,601)	(280,910)

Change in cash, cash equivalents, and restricted cash	(6,640)	(123,013)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	416,562	420,211
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$409,922	$297,198

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$174,915	$110,561
Cash paid for income taxes	1,373	1,987

Noncash investing and financing activities:
Accrued renovation improvements at period end	$6,214	$3,868
Accrued residential property capital improvements at period end	8,879	3,754
Transfer of residential property, net to other assets, net for held for sale assets	93,888	41,278
Reclassification of IPO costs from other assets to additional paid-in capital	—	2,969
Change in other comprehensive income from cash flow hedges	66,894	4,572
Capital leases	2,448	—

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
Under the terms of the Merger Agreement, each outstanding SWH common share was converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SWH Partnership was converted into 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SWH (an “SWH RSU”) that vested as a result of the Mergers was automatically converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). After giving effect to the Mergers, as of June 30, 2018, INVH owns a 98.3% partnership interest in INVH LP and has the full, exclusive and complete responsibility for and discretion over the day to day management and control of INVH LP. See Note 15 for additional information regarding the accounting treatment for the Mergers.
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
All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
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
Non-controlling interests primarily represent the interests in INVH LP held by a third party as a result of the Partnership Merger. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 and the condensed consolidated statements of operations for the three and six months ended June 30, 2018 includes an allocation of the net loss attributable to the non-controlling interest holders.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 effective January 1, 2018, and it did not have a material impact on our condensed consolidated financial statements.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. This new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.
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
(dollar amounts in thousands)
(unaudited)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2018	December 31, 2017
Land	$4,635,181	$4,646,917
Single-family residential property	13,151,873	13,084,156
Capital improvements	536,264	536,297
Equipment	120,114	120,528
Total gross investments in the properties	18,443,432	18,387,898
Less: accumulated depreciation	(1,321,346)	(1,075,634)
Investments in single-family residential properties, net	$17,122,086	$17,312,264
As of June 30, 2018 and December 31, 2017, the carrying amount of the residential properties above includes $122,080 and $125,903, respectively, of capitalized acquisition costs (excluding purchase price), along with $65,203 and $62,938, respectively, of capitalized interest, $26,060 and $25,966, respectively, of capitalized property taxes, $4,739 and $4,727, respectively, of capitalized insurance, and $2,795 and $2,818, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended June 30, 2018 and 2017, we recognized $128,501 and $66,699, respectively, of depreciation expense related to the components of the properties, $16,446 and $0, respectively, of amortization related to in-place lease intangible assets, and $1,503 and $816, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended June 30, 2018 and 2017, impairments totaling $1,671 and $95, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
During the six months ended June 30, 2018 and 2017, we recognized $255,162 and $133,352, respectively, of depreciation expense related to the components of the properties, $32,893 and $0, respectively, of amortization related to in-place lease intangible assets, and $2,895 and $1,740, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2018 and 2017, impairments totaling $2,274 and $1,132, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,		As of December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$166,874	$158,934	$179,878	$198,119
Restricted cash	243,048	138,264	236,684	222,092
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$409,922	$297,198	$416,562	$420,211
Pursuant to the terms of the mortgage loans described in Note 6, we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with the mortgage loans are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that are required to be segregated. Until April 3, 2018, we were required to post collateral related to certain of our interest rate swap agreements, and we hold letters of credit as required by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our condensed consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts, as of June 30, 2018 and December 31, 2017, are set forth in the table below. As of June 30, 2018 and December 31, 2017, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan agreements that require such funding did not exist.

	June 30, 2018	December 31, 2017
Resident security deposits	$151,885	$147,098
Property taxes	51,631	20,785
Collections	24,526	40,607
Standing and capital expenditure reserves	8,351	5,257
Letters of credit	3,441	3,567
Special and other reserves	3,214	4,250
Derivative collateral	—	15,120
Total	$243,048	$236,684

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Other Assets
As of June 30, 2018 and December 31, 2017, the balances in other assets, net are as follows:

	June 30, 2018	December 31, 2017
Investments in debt securities, net	$483,381	$378,545
Derivative instruments (Note 7)	137,238	57,612
Held for sale assets(1)	69,238	46,814
Investment in unconsolidated joint venture	56,823	57,078
Prepaid expenses	38,108	37,869
Rent and other receivables, net	26,388	24,525
Corporate fixed assets, net	17,980	16,595
Deferred leasing costs, net	6,499	7,018
Deferred financing costs, net	6,319	7,504
In-place leases, net	4,624	37,517
Amounts deposited and held by others	4,619	12,598
Other	23,930	12,930
Total	$875,147	$696,605

(1)	As of June 30, 2018 and December 31, 2017, 328 and 236 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
As of June 30, 2018, in connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $483,381, net of unamortized discounts of $3,169. These investments in debt securities are classified as held to maturity investments. As of June 30, 2018 and December 31, 2017, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of June 30, 2018, our retained certificates are scheduled to mature over the next one month to nine years. On July 19, 2018, we received $71,770 of repayment proceeds from retained IH 2015-3 debt certificates as a result of the repayment of the related outstanding mortgage loan balance on June 28, 2018. See Note 6.
Investment in Unconsolidated Joint Venture
In connection with the Mergers, we acquired a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly-owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval on major decisions. As of June 30, 2018 and December 31, 2017, the joint venture owned 758 and 776 properties, respectively.
Rent and Other Receivables, net
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net on the condensed consolidated balance sheets, is an allowance for doubtful accounts of $2,237 and $4,094, as of June 30, 2018 and December 31, 2017, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

In-Place Leases, net
In connection with the Mergers, we acquired in-place leases with a fair value of $45,740. The amortization period assigned at the Merger Date was approximately eight months, which represents the weighted average remaining lease period, and amortization expense of $16,446 and $32,893 is included in depreciation and amortization expense in the condensed consolidated statements of operations for the three and six months ended June 30, 2018, respectively. As of June 30, 2018 and December 31, 2017, the unamortized balances of the in-place lease intangible asset are $4,624 and $37,517, respectively, and the balance will be fully amortized during the year ended December 31, 2018.
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheet due to the line of credit features of the Revolving Facility. These deferred financing costs are being amortized as interest expense on a straight line basis over the term of the Revolving Facility. As of June 30, 2018 and December 31, 2017, the unamortized balances of these deferred financing costs are $6,319 and $7,504, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2018 and December 31, 2017:

					Outstanding Principal Balance(2)
	Origination Date	Maturity Date	Interest Rate(1)	Range of Spreads	June 30, 2018	December 31, 2017
CAH 2014-1(3)	N/A	N/A	—%	N/A	$—	$473,384
CAH 2014-2(3)	N/A	N/A	—%	N/A	—	385,401
IH 2015-1, net(4)	N/A	N/A	—%	N/A	—	528,795
IH 2015-2(4)	N/A	N/A	—%	N/A	—	627,259
IH 2015-3(5)	N/A	N/A	—%	N/A	—	1,165,886
CAH 2015-1(6)	June 11, 2015	July 9, 2019	3.98%	128-373 bps	652,422	656,551
CSH 2016-1(6)(7)	June 7, 2016	July 9, 2019	4.41%	158-508 bps	527,779	531,517
CSH 2016-2(6)	November 3, 2016	December 9, 2018	3.94%	133-423 bps	604,735	609,815
IH 2017-1(8)	April 28, 2017	June 9, 2027	4.23%	N/A	996,279	996,453
SWH 2017-1(6)	September 29, 2017	October 9, 2019	3.64%	102-347 bps	768,807	769,754
IH 2017-2(6)	November 9, 2017	December 9, 2019	3.59%	91-306 bps	863,263	863,413
IH 2018-1(3)(6)	February 8, 2018	March 9, 2020	3.33%	76-256 bps	914,441	—
IH 2018-2(4)(6)	May 8, 2018	June 9, 2020	3.47%	95-230 bps	1,056,150	—
IH 2018-3(5)(6)(7)	June 28, 2018	July 9, 2020	3.51%	105-230 bps	1,300,126	—
Total Securitizations					7,684,002	7,608,228
Less deferred financing costs, net					(63,515)	(28,075)
Total					$7,620,487	$7,580,153

(1)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of June 30, 2018, LIBOR was 2.09%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(2)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(3)	On February 8, 2018, the outstanding balances of CAH 2014-1 and CAH 2014-2 were repaid in full with proceeds from IH 2018-1, a new securitization transaction.

(4)	On May 8, 2018, the outstanding balances of IH 2015-1 and IH 2015-2 were repaid in full with proceeds from IH 2018-2, a new securitization transaction.

(5)	On June 28, 2018, the outstanding balance of IH 2015-3 was repaid in full with proceeds from IH 2018-3, a new securitization transaction.

(6)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our CSH 2016-1 and CAH 2015-1 mortgage loans have exercised the first and second extension option, respectively. The maturity dates above are reflective of all extensions that have been exercised.

(7)	On July 9, 2018, we made a voluntary prepayment of $200,000 against the outstanding balance of CSH 2016-1 with proceeds from the IH 2018-3 securitization transaction and available cash (see Note 16).

(8)	Net of unamortized discount of $3,169 and $3,345 as of June 30, 2018 and December 31, 2017, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third‑party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two to three year initial terms are individually subject to two to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Certain components were sold at a discount, and $3,169 and $3,345 of unamortized discount are included in mortgage loans, net on our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2018 and December 31, 2017, a total of 43,825 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
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
To fulfill these requirements, Class G certificates for IH 2015-1, IH 2015-2, IH 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 are issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the mortgage

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

loan agreements, the Class G certificates are restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates during the time the related Securitizations are outstanding, and they are principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we have elected to purchase certain Class F certificates, which bear a stated annual interest rate of LIBOR plus a spread ranging from 3.73% to 5.08%.
For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, and IH 2018-3, we retained a portion of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $483,381 and $378,545 as of June 30, 2018 and December 31, 2017, respectively, are classified as held to maturity investments, and are recorded in other assets, net on the condensed consolidated balance sheets (see Note 5). On July 19, 2018, we received $71,770 of repayment proceeds from retained IH 2015-3 debt certificates as a result of the repayment of the related outstanding mortgage loan balance on June 28, 2018.
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of June 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted by us under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2018 and 2017, we made voluntary and mandatory prepayments of $3,198,588 and $2,083,012, respectively, under the terms of the mortgage loan agreements.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2018 and December 31, 2017:

	Maturity Date	Interest Rate(1)	June 30, 2018	December 31, 2017
Term Loan Facility	February 6, 2022	3.89%	$1,500,000	$1,500,000
Deferred financing costs, net			(10,583)	(12,027)
Term Loan Facility, net			$1,489,417	$1,487,973

Revolving Facility	February 6, 2021	3.94%	$—	$35,000

(1)	Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin of 1.80% and 1.85%, respectively; as of June 30, 2018, LIBOR was 2.09%.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2018 and December 31, 2017:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	53.0969	7/1/2019	1.00 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.55 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(22,132)	(26,464)
Total						$552,861	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223,185 and $324,252 for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at June 30, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of June 30, 2018.

Terms of Conversion
As of June 30, 2018, the conversion rate applicable to the 2019 Convertible Notes is 53.0969 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.83 per common share – actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of June 30, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share – actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2018:

Year	Mortgage Loans(1)	Term Loan Facility	Convertible Senior Notes	Total
2018	$604,735	$—	$—	$604,735
2019	2,812,271	—	229,993	3,042,264
2020	3,270,717	—	—	3,270,717
2021	—	—	—	—
2022	—	1,500,000	345,000	1,845,000
2023 and thereafter	996,279	—	—	996,279
Total	7,684,002	1,500,000	574,993	9,758,995
Less deferred financing costs, net	(63,515)	(10,583)	—	(74,098)
Less unamortized fair value adjustment	—	—	(22,132)	(22,132)
Total	$7,620,487	$1,489,417	$552,861	$9,662,765

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.
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
The table below summarizes our interest rate swap instruments as of June 30, 2018:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
June 3, 2016	July 15, 2017	July 15, 2018	0.93%	One-month LIBOR	450,000
January 10, 2017	January 15, 2018	January 15, 2019	1.58%	One-month LIBOR	550,000
February 23, 2016	March 15, 2018	March 15, 2019	1.10%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.06%	One-month LIBOR	800,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	400,000
March 29, 2017	March 15, 2019	March 15, 2022	2.21%	One-month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One-month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
During the three and six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $37,388 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders and with strike prices ranging from approximately 2.83% to 4.43% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2018	December 31, 2017	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$135,356	$57,612	Other liabilities	$10,824	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1,882	27	Other liabilities	1,679	—
Total		$137,238	$57,639		$12,503	$—
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of June 30, 2018. As of December 31, 2017, there were no derivatives classified as liabilities.

	As of June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$137,238	$—	$137,238	$(10,260)	$—	$126,978
Offsetting liabilities:
Derivatives	$12,503	$—	$12,503	$(10,260)	$—	$2,243

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$15,826	$(14,759)	Interest expense	$3,596	$(6,059)	$97,226	$57,358

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		Three Months Ended June 30,
		2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$—
Interest rate caps	Interest expense	(598)	(50)
Total		$(598)	$(50)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$75,726	$(4,198)	Interest expense	$3,325	$(8,770)	$189,525	$125,930

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		For the Six Months Ended June 30,
		2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$(3,674)
Interest rate caps	Interest expense	(345)	(128)
Total		$(345)	$(3,802)

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
As of June 30, 2018, the fair value of certain derivatives in a net liability position, including accrued interest but adjusted for nonperformance risk, related to these agreements was $3,245. If we have breached any of these provisions at June 30, 2018, we could have been required to settle the obligations under the agreements at their termination value of $3,245.
As of December 31, 2017, we had posted collateral amounting to $15,120 related to certain of these agreements (see Note 4). As of June 30, 2018, no collateral deposits were required related for our interest rate swap agreements.
Note 8—Equity
Shareholders’ Equity
In connection with our IPO (see Note 1), we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 restricted stock units (“RSUs”) (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before IPO costs of $5,726. During the six months ended June 30, 2018, we issued 1,320,227 shares of common stock, comprised of 915,190 shares of common stock in net settlement of 1,251,958 fully vested RSUs and 405,037 shares of common stock in exchange for the redemption of the same number of units of partnership interests in INVH LP (the “OP Units”).
Starwood Waypoint Homes Merger
In connection with the Mergers (see Note 1), SWH stockholders received an aggregate of 207,448,958 shares of our common stock in exchange for all outstanding SWH common shares. In addition, we issued 9,441,615 OP Units which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets. As of June 30, 2018, 9,036,578 redeemable OP Units remain outstanding.
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
The following table summarizes our dividends declared from January 1, 2017 through June 30, 2018:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Declared
Q2-2018	May 15, 2018	$0.11	May 31, 2018	$57,559
Q1-2018	February 13, 2018	0.11	February 28, 2018	57,432
Q4-2017	October 24, 2017	0.08	November 7, 2017	25,139
Q3-2017	August 15, 2017	0.08	August 31, 2017	25,200
Q2-2017	May 15, 2017	0.06	May 31, 2017	18,800

(1)	Amounts are displayed in actual dollars and are paid on a per share basis.

On August 2, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on August 16, 2018, which is payable on August 31, 2018.

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
Note 9—Related Party Transactions
Management Services
One of our wholly-owned subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three and six months ended June 30, 2018, we earned $692 and $1,399, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations. There were no such management fees earned during the three and six months ended June 30, 2017.
Note 10—Share-Based Compensation
INVH RSAs and RSUs
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares, and as of June 30, 2018, we have awarded 5,617,345 RSUs thereunder. Time-

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

vesting RSUs are participating securities for earnings per share (“EPS”) purposes, and performance or market based vesting RSUs are not. We refer to RSUs with performance or market based vesting conditions as “PRSUs.” Additionally, in connection with the IPO, we granted 62,529 restricted shares of common stock of INVH (“RSAs”) in conversion of the Class B Units. These RSAs are all time-vesting awards, and they are not part of the Omnibus Incentive Plan. For detailed discussion of RSUs and RSAs issued prior to January 1, 2018, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

•
2018 Annual Long Term Incentive (“LTIP”) Awards: During the six months ended June 30, 2018, we granted 631,429 RSUs pursuant to LTIP awards. Each award is divided into three tranches, portions of which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions. The time-vesting RSUs vest in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date.

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

•
Other Awards: During the six months ended June 30, 2018, we granted 136,941 RSUs to employees (the “2018 Bonus Awards”) and 48,882 RSUs to members of our board of directors. Each of the 2018 Bonus Awards is a time-vesting award which vests in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date. Each director award will fully vest on the date scheduled for INVH’s 2019 annual stockholders meeting, subject to continued service on the board of directors through such date.

During the six months ended June 30, 2018, the grant date was established for 168,184 PRSUs issued in connection with the Mergers. These Merger-related PRSUs may be earned based on the achievement of certain measures over a three-year performance period that began on the Merger Date. The number of Merger-related PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the Merger-related LTIP PRSUs are earned and will vest on the related Certification Date subject to continued employment through such date.
During the six months ended June 30, 2018, certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 39,871 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes the status of non-vested time-vesting RSUs (including RSAs) and PRSUs as of June 30, 2018 and changes during the six months ended June 30, 2018:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2017	2,695,902	$21.51	408,102	$22.25	3,104,004	$20.79
Granted	381,002	21.94	644,305	22.21	1,025,307	22.11
Vested(1)	(1,105,717)	(21.26)	(113,862)	(23.25)	(1,219,579)	(21.45)
Forfeited	(121,546)	(22.73)	(18,008)	(21.90)	(139,554)	(22.62)
Balance, June 30, 2018	1,849,641	$21.67	920,537	$22.10	2,770,178	$21.82

(1)	All vested RSUs, RSAs and PRSUs are included in basic EPS for the period during which they are outstanding.

During the six months ended June 30, 2018, 1,105,717 time-vesting RSUs and 113,862 PRSUs with an estimated fair value of $27,221 fully vested. As of June 30, 2018, there were 920,537 PRSUs outstanding. The grant-date fair values of the RSAs, time-vesting RSUs, and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, for the awards granted in connection with the IPO, the grant-date fair value is the opening offering price per common share, and the grant-date fair values for PRSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models at the grant date for awards issued during the six months ended June 30, 2018:

March 1, 2018
Expected volatility(1)	14.5%-17.3%
Risk-free rate	2.38%
Expected holding period (years)	2.71-2.84

(1)	Expected volatility is estimated based on the historical volatility of realized returns of the Company and the applicable index.
Summary of Total Share-Based Compensation Expense
During the three months ended June 30, 2018 and 2017, we recognized $8,016, and $8,216 respectively, of share-based compensation expense. During the six months ended June 30, 2018 and 2017, we recognized $17,514, and $52,460 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Three Months Ended June 30,		Share-Based Compensation Expense for the Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$6,774	$6,880	$14,328	$47,151
Property management expense	1,242	1,336	3,186	5,309
Total	$8,016	$8,216	$17,514	$52,460
As of June 30, 2018, there is $32,999 of unrecognized share-based compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average period of 1.85 years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements and interest rate cap agreements are the only financial instruments recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 7 for the details of the balance sheet classification and the fair values for the interest rate caps and swaps.
The following table displays the carrying values and fair values of financial instruments as of June 30, 2018 and December 31, 2017:

		June 30, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$483,381	$481,228	$378,545	$379,500

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$7,684,002	$7,649,776	$7,608,228	$7,627,423
Term loan facility(3)	Level 3	1,500,000	1,495,641	1,500,000	1,494,494
Revolving facility	Level 3	—	—	35,000	35,007
Convertible senior notes(4)	Level 3	552,861	563,009	548,536	557,179

(1)	The carrying values of debt securities are shown net of discounts.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $63,515 and $28,075 of deferred financing costs as of June 30, 2018 and December 31, 2017, respectively.

(3)	The carrying value of the Term Loan Facility excludes $10,583 and $12,027 of deferred financing costs as of June 30, 2018 and December 31, 2017, respectively.

(4)	The carrying values of the Convertible Senior Notes include unamortized discounts of $22,132 and $26,464 as of June 30, 2018 and December 31, 2017, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$764	$—	$764	$496
Total impairments	(176)	—	(176)	(267)
Fair value	$588	$—	$588	$229

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$9,183	$885	$12,408	$8,127
Total impairments	(1,495)	(95)	(2,098)	(865)
Fair value	$7,688	$790	$10,310	$7,262
For additional information related to our single-family residential properties during the three and six months ended June 30, 2018 and 2017, refer to Note 3.
Note 12—Earnings per Share
We compute EPS only for the period after February 1, 2017, the date on which our common stock began trading on the New York Stock Exchange. Basic EPS is computed by dividing the net income (loss) available to common shareholders for the period during which common stock was outstanding by the weighted average number of shares outstanding during such period, adjusted for non-vested shares of RSUs and RSAs. Diluted EPS is similar to computing basic EPS, except that the denominator is increased to include the dilutive effects of non-vested RSUs and RSAs, except when doing so would be anti-dilutive.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2018	February 1, 2017 through June 30, 2017
Numerator:
Net income (loss)	$(14,188)	$5,529	$(31,768)	$(36,862)
Net loss for the period January 1, 2017 through January 31, 2017	—	—	—	16,879
Net loss attributable to non-controlling interests	242	—	553	—
Net income (loss) attributable to common shareholders	(13,946)	5,529	(31,215)	(19,983)
Less net income available to participating securities	(209)	(109)	(431)	(109)
Net income (loss) available to common shareholders — basic and diluted	$(14,155)	$5,420	$(31,646)	$(20,092)

Denominator:
Weighted average common shares outstanding — basic	520,509,058	311,771,221	520,087,371	311,723,463
Weighted average common shares outstanding — diluted	520,509,058	312,271,578	520,087,371	311,723,463

Net income (loss) per common share — basic	$(0.03)	$0.02	$(0.06)	$(0.06)
Net income (loss) per common share — diluted	$(0.03)	$0.02	$(0.06)	$(0.06)

Incremental shares attributed to non-vested RSUs and RSAs are excluded from the computation of diluted EPS for the periods in which we had a net loss as their inclusion would reduce our net loss per share and would be anti-dilutive. The number of incremental shares excluded is (i) 1,129,465 during the three months ended June 30, 2018, (ii) 1,242,853 for the six months ended June 30, 2018, and (iii) 445,595 for the period from February 1, 2017 through June 30, 2017. No incremental shares attributed to non-vested RSUs and RSAs are excluded for the three months ended June 30, 2017 as we had net income for the period.
For the three and six months ended June 30, 2018, the redeemable INVH LP units have been excluded from the computation of EPS because all loss attributable to the INVH LP units has been recorded as non-controlling interest and thus excluded from net loss available to common shareholders. For the three and six months ended June 30, 2018, the potential shares of common stock contingently issuable upon the conversion of the Convertible Senior Notes are also excluded from the computation of diluted EPS as we have the intent and ability to settle the obligations in cash.
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
As of June 30, 2018 and December 31, 2017, we have no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Code (see additional discussion in Note 2) or were held by TRSs. These transactions resulted in $455 and $853 of current income tax expense for the three months ended

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

June 30, 2018 and 2017, respectively, and $849 and $1,987 for the six months ended June 30, 2018 and 2017, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Insurance Policies
Pursuant to the terms of our Credit Facility and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. For the three and six months ended June 30, 2018 and 2017, no material uninsured losses have been incurred with respect to our properties except as described below.
Hurricane-Related Charges
During the third quarter of 2017, hurricanes Harvey and Irma damaged certain of our properties in Texas and the Southeast United States. As of June 30, 2018, we have recorded $10,768 of receivables for the portion of the damages we believe will be recoverable through our property and casualty insurance policies which provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits. Additionally, as of June 30, 2018, the accounts payable and accrued expenses balance on our condensed consolidated balance sheet includes an estimated $1,273 of unrepaired damages caused by the hurricanes.
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
These allocations are management’s estimates of fair value, which are preliminary as of June 30, 2018 and are subject to change. The goodwill recorded is primarily attributable to the value of the synergies expected to arise after the Mergers.
Merger and Transaction-Related Expenses
We incurred $4,236 and $8,603 of merger and transaction-related expenses related to the Mergers during the three and six months ended June 30, 2018, included in general and administrative expenses in the condensed consolidated statements of operations. Merger and transaction-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third-party costs. The costs that were obligations of SWH and expensed by SWH prior to the Merger Date are not included in our condensed consolidated financial statements.
In addition, and in connection with the Mergers and the resulting integration, we have incurred severance costs for terminated and transitional employees, and such costs are accrued over the related remaining service periods. More specifically, in August 2017, we entered into agreements with several of our executives, which provide the executives, as applicable, with benefits upon the consummation of the Mergers and/or where the executive experiences a qualifying termination within a specified period of time following such consummation. After the consummation of the Mergers, if a participant under either a Severance Plan or an executive agreement experiences a qualifying termination, such person will be entitled to specified benefits. During the three and six months ended June 30, 2018, we incurred $1,681 and $4,340, respectively, of employee severance pursuant to the Severance Plans and the executive agreements, and these costs are included in general and administrative expenses in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Pro Forma Information
The following table provides the pro forma consolidated operational data as if the Mergers had occurred on January 1, 2017 (unaudited):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total revenue	$394,796	$782,518
Net loss	(75,556)	(153,412)
Pro forma net loss includes transaction costs related to the Mergers of $4,236 and $58,575 for the three and six months ended June 30, 2017, respectively.
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
Note 16—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2018, for potential recognition or disclosure.
Mortgage Loan Prepayments
On July 9, 2018 we made a voluntary prepayment of $200,000 against the outstanding balance of CSH 2016-1 with proceeds from the IH 2018-3 securitization transaction and available cash.
Dividend Declaration
On August 2, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on August 16, 2018, which is payable on August 31, 2018.

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
Unless otherwise indicated or the context otherwise requires, information presented throughout this discussion and analysis of our financial condition and results of operations as of June 30, 2018 and for the three and six months ended June 30, 2018 includes the impact of the Mergers. The discussion of operational information for our total and Same Store portfolio, including average occupancy, average rent and net effective rental rate growth, is provided with respect to our total portfolio.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 82,000 homes for lease in 17 markets across the country as of June 30, 2018, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolio as of and for the three months ended June 30, 2018 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States
Southern California	8,334	96.0%	$2,262	$1.34	13.1%
Northern California	4,573	96.3%	1,938	1.27	6.5%
Seattle	3,359	95.2%	2,069	1.09	5.1%
Phoenix	7,464	96.6%	1,260	0.78	6.9%
Las Vegas	2,707	96.2%	1,512	0.76	3.0%
Denver	2,190	94.3%	1,886	1.06	3.0%
Western United States Subtotal	28,627	96.0%	1,826	1.07	37.6%

Florida
South Florida	9,258	94.3%	2,108	1.14	13.4%
Tampa	8,648	94.5%	1,597	0.87	9.7%
Orlando	5,880	96.0%	1,558	0.84	6.4%
Jacksonville	1,936	96.1%	1,607	0.81	2.2%
Florida Subtotal	25,722	94.9%	1,772	0.95	31.7%

Southeast United States
Atlanta	12,428	95.3%	1,436	0.70	12.4%
Carolinas	4,988	94.2%	1,515	0.71	5.2%
Nashville	782	93.5%	1,820	0.85	1.0%
Southeast United States Subtotal	18,198	94.9%	1,473	0.71	18.6%

Texas
Houston	2,501	91.8%	1,535	0.79	2.7%
Dallas	2,256	94.2%	1,713	0.81	2.7%
Texas Subtotal	4,757	92.9%	1,620	0.80	5.4%

Midwest United States
Chicago	3,951	93.5%	1,942	1.19	5.2%
Minneapolis	1,169	97.0%	1,816	0.92	1.5%
Midwest United States Subtotal	5,120	94.3%	1,912	1.11	6.7%
Total/Average	82,424	95.1%	$1,725	$0.93	100.0%
Same Store Total / Average	71,813	96.0%	$1,726	$0.93	87.9%

(1)	As of June 30, 2018.

(2)	Represents average occupancy for the three months ended June 30, 2018.

(3)	Represents average monthly rent for the three months ended June 30, 2018.

(4)	Represents the percentage of total revenue generated in each market for the three months ended June 30, 2018.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 69.3% of our revenues during the three months ended June 30, 2018. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth and household formation rates and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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
Recent Events
IH 2018-1 Securitization
On February 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $916.6 million (“IH 2018-1”). IH 2018-1 has a stated maturity of March 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-1 bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable (inclusive of servicing fees) spread that ranges from 76 to 256 bps, with a weighted average spread to LIBOR of 124 bps. We used proceeds from IH 2018-1 to repay the outstanding balances under CAH 2014-1 and CAH 2014-2, to fund certain reserves, and for general corporate purposes.
IH 2018-2 Securitization
On May 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $1,057.2 million (“IH 2018-2”). IH 2018-2 has a stated maturity of June 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-2 bears interest at a floating rate equal to LIBOR plus an applicable spread (inclusive of servicing fees) that ranges from 95 to 230 bps, with a weighted average spread to LIBOR of 138 bps. We used proceeds from IH 2018-2 to repay the outstanding balances under IH 2015-1 and IH 2015-2, to fund certain reserves, and for general corporate purposes.
IH 2018-3 Securitization
On June 28, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $1,300.0 million (“IH 2018-3”). IH 2018-3 has a stated maturity of July 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-3 bears interest at a floating rate equal to LIBOR plus an applicable spread (inclusive of servicing fees) that ranges from 105 to 230 bps, with a weighted average spread to LIBOR of 142 bps. We used proceeds from IH 2018-3 to repay the outstanding balance under IH 2015-3, to fund certain reserves, and for general corporate purposes.
Interest Rate Swap Agreements
On April 19, 2018, we entered into four interest rate swap agreements that effectively convert $1,600.0 million of existing floating rate debt to fixed rate debt. On May 8, 2018, we entered into two additional interest rate swap agreements that effectively convert $920.0 million of existing floating rate debt to fixed rate debt. On June 28, 2018, we entered into one additional interest rate swap agreement that effectively converts $1,100.0 million of existing floating rate debt to fixed rate debt.

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
Expenses
Property Operating and Maintenance
Once a property is available for its initial lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, and marketing expenses. Prior to a property being “rent-ready,” certain of these expenses are capitalized as building and improvements. Once a property is “rent-ready,” expenditures for ordinary maintenance and repairs thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a home.
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
Results of Operations
Portfolio Information
As of June 30, 2018 and 2017, we owned 82,424 and 47,725 single-family rental homes, respectively, in our total portfolio. As a result of the Mergers, an additional 34,670 homes were added to our portfolio in the fourth quarter of 2017. During the three months ended June 30, 2018 and 2017, we acquired 263 and 229 homes, respectively, and sold 348 and 422 homes, respectively. During the six months ended June 30, 2018 and 2017, we acquired 453 and 350 homes, respectively, and sold 599 and 923 homes, respectively.
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
As of June 30, 2018, our Same Store portfolio consisted of 71,813 single-family rental homes. In order to provide meaningful comparative information across periods that, in some cases, pre-date the Mergers, all information regarding the performance of the Same Store portfolio is presented as though the Mergers were consummated on January 1, 2017 (i.e., as though the single-family rental homes owned by Legacy SWH prior to the Mergers that are included in our Same Store portfolio had been owned by Legacy IH for the entirety of all comparison periods for which Same Store portfolio information is presented).

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Revenues:
Rental revenues	$403,848	$228,504	$175,344	76.7%
Other property income	28,578	13,712	14,866	108.4%
Total revenues	432,426	242,216	190,210	78.5%

Operating expenses:
Property operating and maintenance	165,423	92,840	72,583	78.2%
Property management expense	14,348	9,135	5,213	57.1%
General and administrative	24,636	18,426	6,210	33.7%
Depreciation and amortization	146,450	67,515	78,935	116.9%
Impairment and other	4,103	706	3,397	481.2%
Total operating expenses	354,960	188,622	166,338	88.2%
Operating income	77,466	53,594	23,872	44.5%

Other expenses:
Interest expense	(97,226)	(57,358)	39,868	69.5%
Other, net	1,631	(869)	(2,500)	(287.7)%
Total other expenses	(95,595)	(58,227)	37,368	64.2%

Loss from continuing operations	$(18,129)	$(4,633)	$13,496	291.3%

Rental Revenues
For the three months ended June 30, 2018 and 2017, total portfolio rental revenue totaled $403.8 million and $228.5 million, respectively, an increase of 76.7%, driven by the significant increase in the number of homes owned. For our Same Store portfolio, rental revenue increased 4.3% compared to the three months ended June 30, 2017, primarily due to an increase in average monthly rent per occupied home.
Average occupancy for the total portfolio was 95.1% and 95.0% for the three months ended June 30, 2018 and 2017, respectively, and average rent per occupied home for the total portfolio for the three months ended June 30, 2018 was $1,725, compared to $1,683 for three months ended June 30, 2017, a 2.5% increase. For our Same Store portfolio, average occupancy was 96.0% and 95.8% for the three months ended June 30, 2018 and 2017, respectively, and average monthly rent per occupied home for the three months ended June 30, 2018, was $1,726, compared to $1,660 for the three months ended June 30, 2017, a 4.0% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.7% and 5.1% for the three months ended June 30, 2018 and 2017, respectively, and new lease net effective rental rate growth for the total portfolio averaged 4.8% and 5.0% for the three months ended June 30, 2018 and 2017, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.7% and 5.3% for the three months ended June 30, 2018 and 2017, respectively, and new lease net effective rental rate growth averaged 4.8% and 5.5% for the three months ended June 30, 2018 and 2017, respectively.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2018 and 2017 was 37.7% and 40.0%, respectively. For the Same Store portfolio, an average home remained unoccupied for 43 and 41 days between residents for the three months ended June 30, 2018 and 2017, respectively.
Other Property Income
For the three months ended June 30, 2018 and 2017, other property income was $28.6 million and $13.7 million, respectively, an increase of 108.4%, driven by the significant increase in the number of homes owned. Other than the increase in the number of homes owned, the primary driver of the increase was utilities expense recoveries. Utilities expense recoveries increased as more utilities remained in our name compared to prior year, and the terms of new leases require residents to reimburse us for those costs.
Operating Expenses
For the three months ended June 30, 2018 and 2017, operating expenses were $355.0 million and $188.6 million, respectively. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $165.4 million for the three months ended June 30, 2018 from $92.8 million for the three months ended June 30, 2017, primarily due to the increase in the number of homes owned.
Property management expense and general and administrative expense increased to $39.0 million for the three months ended June 30, 2018 from $27.6 million for the three months ended June 30, 2017, primarily due to the increase in the size of our portfolio as a result of the Mergers as well as merger and transaction-related expenses incurred in 2018.
Depreciation and amortization expense increased to $146.4 million for the three months ended June 30, 2018 from $67.5 million for the three months ended June 30, 2017, primarily due to the addition of 34,670 homes acquired in the Mergers and the amortization of in-place leases.
Impairment and other expenses increased to $4.1 million for the three months ended June 30, 2018 from $0.7 million for the three months ended June 30, 2017 primarily due to impairment losses on real estate and damages related to Hurricane Irma.
Interest Expense
Interest expense was $97.2 million and $57.4 million for the three months ended June 30, 2018 and 2017, respectively. The increase in interest expense was due to an increase in average debt balances outstanding during 2018 primarily related to debt assumed in connection with the Mergers. As of June 30, 2018, we had $9,662.8 million of debt outstanding, net of deferred financing costs and discounts, compared to $5,645.2 million as of June 30, 2017. Additionally, the average one-month LIBOR rate increased by 91 basis points to 1.97% from 1.06% for the three months ended June 30, 2018 and 2017, respectively, which was partially offset by reductions in the weighted average spread over LIBOR resulting from refinancing activity.
Gain on Sale of Property, net of tax
Gain on sale of property was $3.9 million and $10.2 million for the three months ended June 30, 2018 and 2017, respectively. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods. Of the 422 sold during the three months ended June 30, 2017, 219 were sold in bulk sales for a gain of $2.7 million. There were no material bulk sales during the three months ended June 30, 2018.

Results of Operations
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Revenues:
Rental revenues	$799,640	$454,600	$345,040	75.9%
Other property income	56,455	26,366	30,089	114.1%
Total revenues	856,095	480,966	375,129	78.0%

Operating expenses:
Property operating and maintenance	326,190	181,008	145,182	80.2%
Property management expense	31,512	20,584	10,928	53.1%
General and administrative	52,272	76,692	(24,420)	(31.8)%
Depreciation and amortization	290,950	135,092	155,858	115.4%
Impairment and other	10,224	1,910	8,314	435.3%
Total operating expenses	711,148	415,286	295,862	71.2%
Operating income	144,947	65,680	79,267	120.7%

Other expenses:
Interest expense	(189,525)	(125,930)	63,595	50.5%
Other, net	3,367	(1,095)	(4,462)	(407.5)%
Total other expenses	(186,158)	(127,025)	59,133	46.6%

Loss from continuing operations	$(41,211)	$(61,345)	$20,134	32.8%
Rental Revenues
For the six months ended June 30, 2018 and 2017, total portfolio rental revenue totaled $799.6 million and $454.6 million, respectively, an increase of 75.9%, driven by the significant increase in the number of homes owned. For our Same Store portfolio, rental revenue increased 4.1% compared to the six months ended June 30, 2017, primarily due to an increase in average monthly rent per occupied home.
Average occupancy for the total portfolio was 94.8% and 95.0% for the six months ended June 30, 2018 and 2017, respectively, and average rent per occupied home for the total portfolio for the six months ended June 30, 2018 was $1,715, compared to $1,672 for six months ended June 30, 2017, a 2.6% increase. For our Same Store portfolio, average occupancy was 95.9% and 95.8% for the six months ended June 30, 2018 and 2017, respectively, and average monthly rent per occupied home for the six months ended June 30, 2018, was $1,716, compared to $1,650 for the six months ended June 30, 2017, a 4.0% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.8% and 5.2% for the six months ended June 30, 2018 and 2017, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.7% and 4.3% for the six months ended June 30, 2018 and 2017, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.8% and 5.2% for the six months ended June 30, 2018 and 2017, respectively, and new lease net effective rental rate growth averaged 3.7% and 4.5% for the six months ended June 30, 2018 and 2017, respectively.
The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2018 and 2017 was 34.1% and 36.2%, respectively. For the Same Store portfolio, an average home remained unoccupied for 48 and 47 days between residents for the six months ended June 30, 2018 and 2017, respectively.
Other Property Income
For the six months ended June 30, 2018 and 2017, other property income was $56.5 million and $26.4 million, respectively, an increase of 114.1%, driven by the significant increase in the number of homes owned. Other than the increase in the number of homes owned, the primary driver of the increase was utilities expense recoveries. Utilities expense recoveries increased as more utilities remained in our name compared to prior year, and the terms of new leases require residents to reimburse us for those costs.
Operating Expenses
For the six months ended June 30, 2018 and 2017, operating expenses were $711.1 million and $415.3 million, respectively. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $326.2 million for the six months ended June 30, 2018 from $181.0 million for the six months ended June 30, 2017, primarily due to the increase in the number of homes owned.
Property management expense and general and administrative expense decreased to $83.8 million for the six months ended June 30, 2018 from $97.3 million for the six months ended June 30, 2017, primarily due to a decrease in share-based compensation expense of $34.9 million, which was driven by $12.0 million of vesting of Class B Units and $39.4 million of awards issued in connection with the IPO during the six months ended June 30, 2017. This was partially offset by increases due to the increase in the size of our portfolio as a result of the Mergers as well as merger and transaction-related expenses.
Depreciation and amortization expense increased to $290.9 million for the six months ended June 30, 2018 from $135.1 million for the six months ended June 30, 2017, primarily due to the addition of 34,670 homes acquired in the Mergers and the amortization of in-place leases.
Impairment and other expenses increased to $10.2 million for the six months ended June 30, 2018 from $1.9 million for the six months ended June 30, 2017 primarily due to losses and damages related to Hurricanes Irma and Harvey.
Interest Expense
Interest expense was $189.5 million and $125.9 million for the six months ended June 30, 2018 and 2017, respectively. The increase in interest expense was due to an increase in average debt balances outstanding during 2018 primarily related to debt assumed in connection with the Mergers. As of June 30, 2018, we had $9,662.8 million of debt outstanding, net of deferred financing costs and discounts, compared to $5,645.2 million as of June 30, 2017. Additionally, the average one-month LIBOR rate increased by 87 basis points to 1.81% from 0.94% for the six months ended June 30, 2018 and 2017, respectively, which was partially offset by reductions in the weighted average spread over LIBOR resulting from refinancing activity.
Gain on Sale of Property, net of tax
Gain on sale of property was $9.4 million and $24.5 million for the six months ended June 30, 2018 and 2017, respectively. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods. Of the 923 homes sold during the six months ended June 30, 2017, 454 homes were sold in bulk sales for a gain of $9.5 million. There were no material bulk sales during the six months ended June 30, 2018.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2018 and December 31, 2017 included unrestricted cash and cash equivalents of $166.9 million and $179.9 million, respectively, a 7.2% decrease due primarily to investments in single-family residential properties, which is discussed in further detail in “—Cash Flows.” Additionally, $1,000.0 million of the revolving credit facility (the “Revolving Facility”) remained undrawn as of June 30, 2018.
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
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income net of operating expenses will generally provide cash flow sufficient to fund our operations and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which has an undrawn balance of $1,000.0 million as of June 30, 2018.
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

The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2018 and December 31, 2017:

					Outstanding Principal Balance(3)
($ in thousands)	Maturity Date	Maturity Date if Fully Extended(1)	Interest Rate(2)	Range of Spreads	June 30, 2018	December 31, 2017
CAH 2014-1(4)	N/A	N/A	—%	N/A	$—	$473,384
CAH 2014-2(4)	N/A	N/A	—%	N/A	—	385,401
IH 2015-1, net(5)	N/A	N/A	—%	N/A	—	528,795
IH 2015-2(5)	N/A	N/A	—%	N/A	—	627,259
IH 2015-3(6)	N/A	N/A	—%	N/A	—	1,165,886
CAH 2015-1(7)	July 9, 2019	July 9, 2020	3.98%	128-373 bps	652,422	656,551
CSH 2016-1(7)(8)	July 9, 2019	July 9, 2021	4.41%	158-508 bps	527,779	531,517
CSH 2016-2(7)	December 9, 2018	December 9, 2021	3.94%	133-423 bps	604,735	609,815
IH 2017-1(9)	June 9, 2027	June 9, 2027	4.23%	N/A	996,279	996,453
SWH 2017-1(7)	October 9, 2019	January 9, 2023	3.64%	102-347 bps	768,807	769,754
IH 2017-2(7)	December 9, 2019	December 9, 2024	3.59%	91-306 bps	863,263	863,413
IH 2018-1(4)(7)	March 9, 2020	March 9, 2025	3.33%	76-256 bps	914,441	—
IH 2018-2(5)(7)	June 9, 2020	June 9, 2025	3.47%	95-230 bps	1,056,150	—
IH 2018-3(6)(7)(8)	July 9, 2020	July 9, 2025	3.51%	105-230 bps	1,300,126	—
Total Securitizations					7,684,002	7,608,228
Less deferred financing costs, net					(63,515)	(28,075)
Total					$7,620,487	$7,580,153

(1)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of June 30, 2018, LIBOR was 2.09%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(3)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(4)	On February 8, 2018, the outstanding balances of CAH 2014-1 and CAH 2014-2 were repaid in full with proceeds from IH 2018-1, a new securitization transaction.

(5)	On May 8, 2018, the outstanding balances of IH 2015-1 and IH 2015-2 were repaid in full with proceeds from IH 2018-2, a new securitization transaction.

(6)	On June 28, 2018, the outstanding balance of IH 2015-3 was repaid in full with proceeds from IH 2018-3, a new securitization transaction.

(7)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our CSH 2016-1 and CAH 2015-1 mortgage loans have exercised the first and second extension option, respectively. The maturity dates above are reflective of all extensions that have been exercised.

(8)	On July 9, 2018, we made a voluntary prepayment of $200.0 million against the outstanding balance of CSH 2016-1 with proceeds from the IH 2018-3 securitization transaction and available cash.

(9)	Net of unamortized discount of $3.2 million and $3.3 million June 30, 2018 and December 31, 2017, respectively.

Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third‑party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two to three year initial terms are individually subject to two to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.
Certain components were sold at a discount, and $3.2 million of unamortized discount is included in mortgage loans, net on our condensed consolidated balance sheets as of both June 30, 2018 and December 31, 2017.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2018 and December 31, 2017, a total of 43,825 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
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
To fulfill these requirements, Class G certificates for IH 2015-1, IH 2015-2, IH 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 are issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates are restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates during the time the related Securitizations are outstanding, and they are principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we have elected to purchase certain Class F certificates, which bear a stated annual interest rate of LIBOR plus a spread ranging from 3.73% to 5.08%.
For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, and IH 2018-3, we retained a portion of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $483.4 million and $378.5 million as of June 30, 2018 and December 31, 2017, respectively, are classified as held to maturity investments, and are recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of June 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted by us under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2018 and 2017, we made voluntary and mandatory prepayments of $3,198.6 million and $2,083.0 million, respectively, under the terms of the mortgage loan agreements.
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

The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2018 and December 31, 2017:

($ in thousands)	Maturity Date	Interest Rate(1)	June 30, 2018	December 31, 2017
Term Loan Facility	February 6, 2022	3.89%	$1,500,000	$1,500,000
Deferred financing costs, net			(10,583)	(12,027)
Term Loan Facility, net			$1,489,417	$1,487,973

Revolving Facility	February 6, 2021	3.94%	$—	$35,000

(1)	Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin of 1.80% and 1.85%, respectively; as of June 30, 2018, LIBOR was 2.09%.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2018 and December 31, 2017:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	53.0969	7/1/2019	1.00 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.55 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(22,132)	(26,464)
Total						$552,861	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223.2 million and $324.3 million for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at June 30, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of June 30, 2018.

Terms of Conversion
As of June 30, 2018, the conversion rate applicable to the 2019 Convertible Notes is 53.0969 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.83 per common share – actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of June 30, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share – actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
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
The table below summarizes our interest rate swap instruments as of June 30, 2018 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
June 3, 2016	July 15, 2017	July 15, 2018	0.93%	One-month LIBOR	450,000
January 10, 2017	January 15, 2018	January 15, 2019	1.58%	One-month LIBOR	550,000
February 23, 2016	March 15, 2018	March 15, 2019	1.10%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.06%	One-month LIBOR	800,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	400,000
March 29, 2017	March 15, 2019	March 15, 2022	2.21%	One-month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One-month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
During the three and six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $37.4 million will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders and with strike prices ranging from approximately 2.83% to 4.43% (collectively, the “Strike Prices”). To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the Strike Prices and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans.
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
Cash Flows
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change
Net cash provided by operating activities	$310,335	$169,858	$140,477	82.7%
Net cash used in investing activities	(189,374)	(11,961)	(177,413)	N/M
Net cash used in financing activities	(127,601)	(280,910)	153,309	54.6%
Change in cash and cash equivalents	$(6,640)	$(123,013)	$116,373	94.6%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $310.3 million and $169.9 million for the six months ended June 30, 2018 and 2017, respectively, an increase of 82.7%. The increase in cash provided by operating activities was primarily driven by the significant increase in the number of homes owned.
Investing Activities
Net cash used in investing activities primarily consists of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $189.4 million and $12.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash used in investing activities was primarily due to an increase in the number of homes acquired, from 350 homes during the six months ended June 30, 2017 to 453 homes during the six months ended June 30, 2018, which resulted in $48.2 million more in acquisition and renovation spend. Other capital expenditures increased $39.8 million primarily driven by the significant increase in the number of homes owned. The decrease in the number of homes sold during the six months ended June 30, 2018 of 599 compared to 923 during the six months ended June 30, 2017 resulted in a decrease in the amount of proceeds from sale of residential properties of $6.4 million. Additionally, net investments in debt securities increased $83.5 million resulting from the application of risk retention rules to our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans net of repayments received from securitizations that have been repaid.

Financing Activities
Net cash used in financing activities was $127.6 million and $280.9 million for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, proceeds from our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans of $3,274.2 million, along with proceeds from home sales and operating cash flows, were used to repay $3,198.6 million of our mortgage loans, including full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans, $135.0 million of our Revolving Facility, to fund $42.5 million of deferred financing costs associated with the IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans, and for dividend payments which totaled $115.0 million. During the six months ended June 30, 2017, we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO. Proceeds from our IPO, Term Loan Facility, and the IH 2017-1 mortgage loan of $4,188.5 million, along with proceeds from home sales, and operating cash flows were used to repay $2,321.6 million of then-outstanding credit facilities and $2,083.0 million of mortgage loans, including full repayment of the IH 2013-1 and IH 2014-1 mortgage loans, and $610.0 million on the IH 2014-3 mortgage loan, and to fund $42.1 million of deferred financing costs associated with the Term Loan Facility and IH 2017-1 mortgage loan.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations as of June 30, 2018, consisted of the following:

($ in thousands)	Total	2018(1)	2019-2020	2021-2022	Thereafter
Mortgage loans, net(2)(3)	$9,388,272	$145,437	$1,217,191	$1,599,353	$6,426,291
Term Loan Facility, net(2)	1,713,302	29,823	118,320	1,565,159	—
Revolving Facility(2)(3)(4)	12,794	1,789	7,098	3,907
Convertible Senior Notes(5)	633,642	9,487	261,043	363,112	—
Derivative instruments(6)	160,007	—	31,132	60,817	68,058
Purchase commitments(7)	34,544	34,544	—	—	—
Operating lease obligations	18,562	2,670	8,521	5,192	2,179
Capital lease obligations	1,966	243	1,034	689	—
Total	$11,963,089	$223,993	$1,644,339	$3,598,229	$6,496,528

(1)	Includes estimated payments for the remaining six months of 2018.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of June 30, 2018 at rates in effect as of such date; as of June 30, 2018, LIBOR was 2.09%.

(3)
Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(4)	Includes the related unused commitment fee.

(5)	Represents the principal amount of the Convertible Senior Notes and interest obligations which are calculated using coupon rates of the Convertible Senior Notes.

(6)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of June 30, 2018, or 2.09%.

(7)	Represents commitments to acquire 122 single-family rental homes, as of June 30, 2018.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including related cost capitalization, depreciable lives, and provisions for impairment; (ii) derivative financial instruments; (iii) revenue recognition and resident receivables; and (iv) share-based compensation expense. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2018.
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

The following table presents a reconciliation of net income (loss) to EBITDA, EBITDAre, and Adjusted EBITDAre as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net income (loss) available to common shareholders	$(14,155)	$5,420	$(31,646)	$(36,971)
Net income available to participating securities	209	109	431	109
Non-controlling interests	(242)	—	(553)	—
Interest expense	97,226	57,358	189,525	125,930
Depreciation and amortization	146,450	67,515	290,950	135,092
EBITDA	229,488	130,402	448,707	224,160
Gain on sale of property, net of tax	(3,941)	(10,162)	(9,443)	(24,483)
Impairment on depreciated real estate investments	1,671	95	2,274	1,132
EBITDAre	227,218	120,335	441,538	200,809
Share-based compensation expense(1)	8,016	8,216	17,514	52,460
IPO related expenses	—	656	—	8,287
Merger and transaction-related expenses	4,236	—	8,603	—
Severance	1,681	—	4,340	—
Casualty losses, net(2)	2,432	611	7,950	778
Other, net(3)	(1,631)	869	(3,367)	1,095
Adjusted EBITDAre	$241,952	$130,687	$476,578	$263,429

(1)
For the three months ended June 30, 2018 and 2017, $6,774 and $6,880 was recorded in general and administrative expense, respectively, and $1,242 and $1,336 was recorded in property management expense, respectively. For the six months ended June 30, 2018 and 2017, and $14,328 and $47,151 was recorded in general and administrative expense, respectively, and $3,186 and $5,309 was recorded in property management expense, respectively.

(2)	Includes $1,238 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and six months ended June 30, 2018, respectively.

(3)	Includes interest income and other miscellaneous income and expenses.
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
The following table presents a reconciliation of net income (loss) to NOI for our total portfolio and NOI for our Same Store portfolio as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Net income (loss) available to common shareholders	$(14,155)	$5,420	$(31,646)	$(36,971)
Net income available to participating securities	209	109	431	109
Non-controlling interests	(242)	—	(553)	—
Interest expense	97,226	57,358	189,525	125,930
Depreciation and amortization	146,450	67,515	290,950	135,092
General and administrative(1)	24,636	18,426	52,272	76,692
Property management expense(2)	14,348	9,135	31,512	20,584
Impairment and other(3)	4,103	706	10,224	1,910
Gain on sale of property, net of tax	(3,941)	(10,162)	(9,443)	(24,483)
Other, net(4)	(1,631)	869	(3,367)	1,095
NOI (total portfolio)	267,003	149,376	529,905	299,958
Starwood Waypoint Homes NOI(5)	—	90,586	—	181,438
Non-Same Store NOI	(31,798)	(15,944)	(60,886)	(31,713)
NOI (Same Store portfolio)(6)	$235,205	$224,018	$469,019	$449,683

(1)
Includes $6,774 and $6,880 of share-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. Includes $14,328 and $47,151 of share-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

(2)
Includes $1,242 and $1,336 of share-based compensation expense for the three months ended June 30, 2018 and 2017, respectively. Includes $3,186 and $5,309 of share-based compensation expense for the six months ended June 30, 2018 and 2017, respectively.

(3)	Includes $1,238 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and six months ended June 30, 2018, respectively.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)	Represents NOI generated by SWH prior to its merger with Invitation Homes, expressed using Invitation Homes' definition of NOI.

(6)
The Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 1st of the year prior to the first year of the comparison period) totaled 71,813 homes for the three and six months ended June 30, 2018.

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

The following table presents a reconciliation of net income (loss) to FFO, Core FFO, and Adjusted FFO as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except shares and per share data)	2018	2017	2018	2017
Net income (loss) available to common shareholders	$(14,155)	$5,420	$(31,646)	$(36,971)
Add (deduct) adjustments from net income (loss) to derive FFO:
Net income available to participating securities	209	109	431	109
Non-controlling interests	(242)	—	(553)	—
Depreciation and amortization on real estate assets	144,947	66,699	288,055	133,352
Impairment on depreciated real estate investments	1,671	95	2,274	1,132
Net gain on sale of previously depreciated investments in real estate	(3,941)	(10,162)	(9,443)	(24,483)
FFO	128,489	62,161	249,118	73,139
Noncash interest expense related to amortization of deferred financing costs, loan discounts and noncash interest expense from derivatives	11,543	5,137	20,038	20,271
Share-based compensation expense(1)	8,016	8,216	17,514	52,460
IPO related expenses	—	656	—	8,287
Merger and transaction-related expenses	4,236	—	8,603	—
Severance expense	1,681	392	4,340	437
Casualty losses, net(2)	2,432	611	7,950	778
Core FFO	156,397	77,173	307,563	155,372
Recurring capital expenditures	(28,848)	(11,605)	(54,241)	(20,834)
Adjusted FFO	$127,549	$65,568	$253,322	$134,538

Weighted average common shares outstanding — diluted(3)	520,509,058	312,271,578	520,087,371	311,723,463

Net income (loss) per common share — diluted(4)	$(0.03)	$0.02	$(0.06)	$(0.06)

Weighted average common shares and OP Units outstanding — diluted(5)	530,509,568	312,271,578	530,417,389	311,723,463

FFO per common share — diluted	$0.24	$0.20	$0.47	$0.23
Core FFO per common share — diluted	$0.29	$0.25	$0.58	$0.50
AFFO per common share — diluted	$0.24	$0.21	$0.48	$0.43

(1)
For the three months ended June 30, 2018 and 2017, $6,774 and $6,880 was recorded in general and administrative expense, respectively, and $1,242 and $1,336 was recorded in property management expense, respectively. For the six months ended June 30, 2018 and 2017, and $14,328 and $47,151 was recorded in general and administrative expense, respectively, and $3,186 and $5,309 was recorded in property management expense, respectively.

(2)	Includes $1,238 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and six months ended June 30, 2018, respectively.

(3)
Weighted average common shares outstanding – diluted is calculated in accordance with GAAP and is used in the calculation of net income (loss) per common share – diluted. See Part I. Item 1. “Financial Statements — Note 12 of Notes to Condensed Consolidated Financial Statements” for a description of this calculation.

(4)
Net income (loss) per common share – diluted is calculated based on net income (loss) available to common shareholders only for the period after February 1, 2017, the date on which our common stock began trading on the New York Stock Exchange. For the period from February 1, 2017 through June 30, 2017 we had a net loss of $20,092. See Part I. Item 1. “Financial Statements — Note 12 of Notes to Condensed Consolidated Financial Statements.”

(5)
Weighted average common shares and OP Units outstanding – diluted is calculated using the treasury stock method and represents common share equivalents, including units of partnership interests in INVH LP (“OP Units”), that are dilutive for FFO, Core FFO, and AFFO.

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
As of June 30, 2018, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $6,596.7 million, and Term Loan Facility of $1,500.0 million of which 75.6% was effectively converted to fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 basis point increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $18.5 million or $19.8 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of SWH, which we acquired on November 16, 2017 and which represented 48.5% of our consolidated assets and 41.0% of our consolidated revenues as of and for the quarter ended June 30, 2018, respectively.
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

10.1
Loan Agreement, dated as of June 28, 2018, between IH 2018-3 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on July 2, 2018.

10.2
Loan Agreement, dated as of May 8, 2018, between IH 2018-2 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 9, 2018).

10.3	Form of Award Notice and Restricted Stock Unit Agreement (2018 LTIP Equity Award). †

10.4
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 LTIP Equity Award) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.5
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 Supplemental Bonus Award) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.6
Letter Agreement by and between the Company and Mr. Frederick C. Tuomi relating to Award Notice and Restricted Stock Unit Agreement (Sign-On Award - Mr. Tuomi) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

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
Date: August 10, 2018