Form 10-Q
period 2018-09-30
Invitation Homes Inc.
filed 2018-11-05
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2018
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2018, there were 520,580,101 shares of common stock, par value $0.01 per share, outstanding.

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

Signatures

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the merger with Starwood Waypoint Homes (“SWH”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with achieving expected revenue synergies or cost savings from the merger, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I. Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer (1) prior to the consummation of the reorganization transactions described in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Pre-IPO Transactions”), to the combined IH Holding Entities and their consolidated subsidiaries, including INVH LP, (2) after the consummation of the Pre-IPO Transactions, to INVH and its consolidated subsidiaries (including INVH LP and the IH Holding Entities), and (3) after the consummation of the Mergers, to INVH and its consolidated subsidiaries including those acquired in the Mergers.
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

•	“Carolinas” includes Charlotte, NC, Greensboro, NC, Raleigh, NC and Fort Mill, SC;

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2018	December 31, 2017
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$4,575,697	$4,646,917
Building and improvements	13,650,475	13,740,981
	18,226,172	18,387,898
Less: accumulated depreciation	(1,423,820)	(1,075,634)
Investments in single-family residential properties, net	16,802,352	17,312,264
Cash and cash equivalents	130,037	179,878
Restricted cash	253,603	236,684
Goodwill	258,207	258,207
Other assets, net	1,032,449	696,605
Total assets	$18,476,648	$18,683,638

Liabilities:
Mortgage loans, net	$7,409,700	$7,580,153
Term loan facility, net	1,490,138	1,487,973
Revolving facility	—	35,000
Convertible senior notes, net	555,081	548,536
Accounts payable and accrued expenses	275,203	193,413
Resident security deposits	151,305	146,689
Other liabilities	30,573	41,999
Total liabilities	9,912,000	10,033,763

Equity:
Shareholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 520,579,577 and 519,173,142 outstanding at September 30, 2018 and December 31, 2017, respectively	5,206	5,192
Additional paid-in capital	8,624,380	8,602,603
Accumulated deficit	(360,344)	(157,595)
Accumulated other comprehensive income	151,886	47,885
Total shareholders' equity	8,421,128	8,498,085
Non-controlling interests	143,520	151,790
Total equity	8,564,648	8,649,875
Total liabilities and equity	$18,476,648	$18,683,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental revenues	$404,140	$229,375	$1,203,780	$683,975
Other property income	30,111	14,161	86,566	40,527
Total revenues	434,251	243,536	1,290,346	724,502

Operating expenses:
Property operating and maintenance	170,021	93,267	496,211	274,275
Property management expense	16,692	10,852	48,204	31,436
General and administrative	21,152	27,462	73,424	104,154
Depreciation and amortization	139,371	67,466	430,321	202,558
Impairment and other	3,252	14,572	13,476	16,482
Total operating expenses	350,488	213,619	1,061,636	628,905
Operating income	83,763	29,917	228,710	95,597

Interest expense	(97,564)	(56,796)	(287,089)	(182,726)
Other, net	3,330	613	6,697	(482)
Gain on sale of property, net of tax	11,512	3,756	20,955	28,239

Net income (loss)	1,041	(22,510)	(30,727)	(59,372)
Net (income) loss attributable to non-controlling interests	(21)	—	532	—

Net income (loss) attributable to common shareholders	$1,020	$(22,510)	$(30,195)	$(59,372)

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	February 1, 2017 through September 30, 2017
Net income (loss) available to common shareholders — basic and diluted (Note 12)	$824	$(22,745)	$(30,822)	$(42,837)

Weighted average common shares outstanding — basic	520,620,519	311,559,780	520,267,029	311,674,226
Weighted average common shares outstanding — diluted	521,761,076	311,559,780	520,267,029	311,674,226

Net income (loss) per common share — basic	$—	$(0.07)	$(0.06)	$(0.14)
Net income (loss) per common share — diluted	$—	$(0.07)	$(0.06)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$1,041	$(22,510)	$(30,727)	$(59,372)
Other comprehensive income
Unrealized gains (losses) on interest rate swaps	39,488	(598)	115,214	(4,796)
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	(5,982)	4,193	(9,307)	12,963
Other comprehensive income	33,506	3,595	105,907	8,167
Comprehensive income (loss)	34,547	(18,915)	75,180	(51,205)
Comprehensive income attributable to non-controlling interests	(595)	—	(1,300)	—
Comprehensive income (loss) attributable to common shareholders	$33,952	$(18,915)	$73,880	$(51,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
For the Nine Months Ended September 30, 2018
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	519,173,142	$5,192	$8,602,603	$(157,595)	$47,885	$8,498,085	$151,790	$8,649,875
Capital distributions	—	—	—	—	—	—	(3,025)	(3,025)
Net loss	—	—	—	(30,195)	—	(30,195)	(532)	(30,727)
Dividends and dividend equivalents declared ($0.33 per share)	—	—	—	(172,554)	—	(172,554)	—	(172,554)
Issuance of common stock — settlement of RSUs, net of tax	1,001,398	10	(8,420)	—	—	(8,410)	—	(8,410)
Share-based compensation expense	—	—	23,582	—	—	23,582	—	23,582
Total other comprehensive income	—	—	—	—	104,075	104,075	1,832	105,907
Redemption of OP Units for common stock	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of September 30, 2018	520,579,577	$5,206	$8,624,380	$(360,344)	$151,886	$8,421,128	$143,520	$8,564,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net loss	$(30,727)	$(59,372)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	430,321	202,558
Share-based compensation expense	23,582	64,464
Amortization of deferred leasing costs	8,549	9,249
Amortization of deferred financing costs	17,825	19,550
Amortization of debt discounts	6,816	202
Provisions for impairment	3,570	1,556
Gain on sale of property, net of tax	(20,955)	(28,239)
Change in fair value of derivative instruments	8,798	3,992
Other noncash amounts included in net loss	3,932	(1,907)
Changes in operating assets and liabilities:
Other assets, net	(11,695)	(14,611)
Accounts payable and accrued expenses	83,355	71,417
Resident security deposits	4,616	2,463
Other liabilities	(14,906)	(885)
Net cash provided by operating activities	513,081	270,437

Investing Activities:
Amounts deposited and held by others	8,034	(2,146)
Acquisition of single-family residential properties	(184,485)	(154,154)
Initial renovations to single-family residential properties	(35,783)	(21,500)
Other capital expenditures for single-family residential properties	(104,800)	(34,010)
Corporate capital expenditures	(3,548)	(2,809)
Proceeds from sale of residential properties	201,752	152,713
Purchases of investments in debt securities	(163,719)	(51,920)
Repayment proceeds from retained debt securities	149,668	30,916
Other investing activities	(8,153)	—
Net cash used in investing activities	(141,034)	(82,910)

Financing Activities:
Proceeds from IPO, net of underwriting discounts	—	1,692,058
IPO costs paid	—	(2,757)
Payment of dividends and dividend equivalents	(172,554)	(43,906)
Distributions to non-controlling interests	(3,025)	—
Payment of taxes related to net share settlement of RSUs	(8,410)	(9,906)
Redemption of Series A Preferred Stock	—	(1,153)
Payments on credit facilities	—	(2,321,585)
Proceeds from mortgage loans	3,274,179	996,420

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Payments on mortgage loans	(3,416,296)	(2,086,622)
Proceeds from term loan facility	—	1,500,000
Proceeds from revolving facility	210,000	—
Payments on revolving facility	(245,000)	—
Deferred financing costs paid	(42,492)	(42,065)
Other financing activities	(1,371)	—
Net cash used in financing activities	(404,969)	(319,516)

Change in cash, cash equivalents, and restricted cash	(32,922)	(131,989)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	416,562	420,211
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$383,640	$288,222

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$259,007	$164,054
Cash paid for income taxes	1,569	1,987

Noncash investing and financing activities:
Accrued renovation improvements at period end	$5,901	$5,537
Accrued residential property capital improvements at period end	9,690	4,426
Transfer of residential property, net to other assets, net for held for sale assets	370,900	52,051
Reclassification of IPO costs from other assets to additional paid-in capital	—	2,969
Change in other comprehensive income from cash flow hedges	97,465	8,167
Capital leases	2,209	—

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
Under the terms of the Merger Agreement, each outstanding SWH common share was converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SWH Partnership was converted into 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SWH (an “SWH RSU”) that vested as a result of the Mergers was automatically converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). After giving effect to the Mergers, as of September 30, 2018, INVH owns a 98.3% partnership interest in INVH LP and has the full, exclusive and complete responsibility for and discretion over the day to day management and control of INVH LP. See Note 15 for additional information regarding the accounting treatment for the Mergers.
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
All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
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
Non-controlling interests primarily represent the interests in INVH LP held by a third party as a result of the Partnership Merger. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 includes an allocation of the net income (loss) attributable to the non-controlling interest holders.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. We adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

transition method. This adoption did not have a significant impact on our condensed consolidated financial statements, as more than 90% of our total revenues consist of rental income from leasing arrangements, and such revenue is specifically excluded from the standard. We analyzed our remaining revenue streams included within other property income and concluded there was no change to the timing and pattern of revenue recognition for these revenue streams under the new guidance. As such, adoption of the standard did not result in a change to our revenue recognition policies, require recognition of a cumulative adjustment as of January 1, 2018, or have a material impact on our condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under current GAAP, while aligning with the FASB’s new revenue recognition guidance. The new standard will be effective for us for annual reporting periods beginning after December 15, 2018, and for interim periods within those annual periods, with early adoption permitted. We expect to adopt the new standard on January 1, 2019 using the optional transition approach and use the effective date as our date of initial application. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We expect that the adoption of this standard will result in an increase in assets and liabilities on our condensed consolidated balance sheets related to our leased office space and vehicles.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements for certain financial instruments. This guidance reduces the need for certain disclosure language related to our financial instruments and adds additional support for unobservable inputs used in the calculation of fair values. This new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period. We do not anticipate that the adoption of this standard will have a material impact on our condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments are generally effective for filings on or after November 5, 2018. The Disclosure Update and Simplification eliminated SEC Regulation S-X, 3-15(a)(1) which previously required real estate investment trusts (“REITs”) to present separately all gains and losses on the sale of properties outside of continuing operations in the statement of operations. Accordingly, we have conformed the presentation of our condensed consolidated statement of operations with this amendment for all periods presented. The Disclosure Update and Simplification also extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04,2 to disclose and analyze changes in stockholders’ equity for the current quarter and year to date interim periods as well as the comparative periods of the prior year (either in a separate statement or footnote). The additional disclosure requirements around the changes in stockholders’ equity are required in the Form 10-Q for the quarter that begins after the effective date of the amendments. We anticipate our first presentation of changes in shareholders’ equity will be included in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2019.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2018	December 31, 2017
Land	$4,575,697	$4,646,917
Single-family residential property	12,996,911	13,084,156
Capital improvements	536,157	536,297
Equipment	117,407	120,528
Total gross investments in the properties	18,226,172	18,387,898
Less: accumulated depreciation	(1,423,820)	(1,075,634)
Investments in single-family residential properties, net	$16,802,352	$17,312,264
As of September 30, 2018 and December 31, 2017, the carrying amount of the residential properties above includes $122,085 and $125,903, respectively, of capitalized acquisition costs (excluding purchase price), along with $66,071 and $62,938, respectively, of capitalized interest, $25,523 and $25,966, respectively, of capitalized property taxes, $4,701 and $4,727, respectively, of capitalized insurance, and $2,780 and $2,818, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended September 30, 2018 and 2017, we recognized $127,544 and $66,671, respectively, of depreciation expense related to the components of the properties, $4,624 and $0, respectively, of amortization related to in-place lease intangible assets, and $7,203 and $795, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2018 and 2017, impairments totaling $1,296 and $424, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
During the nine months ended September 30, 2018 and 2017, we recognized $382,706 and $200,023, respectively, of depreciation expense related to the components of the properties, $37,517 and $0, respectively, of amortization related to in-place lease intangible assets, and $10,098 and $2,535, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2018 and 2017, impairments totaling $3,570 and $1,556, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30,		December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$130,037	$134,441	$179,878	$198,119
Restricted cash	253,603	153,781	236,684	222,092
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$383,640	$288,222	$416,562	$420,211
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
The balances of our restricted cash accounts, as of September 30, 2018 and December 31, 2017, are set forth in the table below. As of September 30, 2018 and December 31, 2017, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan agreements that require such funding did not exist.

	September 30, 2018	December 31, 2017
Resident security deposits	$153,492	$147,098
Property taxes	60,350	20,785
Collections	24,854	40,607
Standing and capital expenditure reserves	8,245	5,257
Letters of credit	3,443	3,567
Special and other reserves	3,219	4,250
Derivative collateral	—	15,120
Total	$253,603	$236,684

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Other Assets
As of September 30, 2018 and December 31, 2017, the balances in other assets, net are as follows:

	September 30, 2018	December 31, 2017
Investments in debt securities, net	$392,860	$378,545
Held for sale assets(1)	309,708	46,814
Derivative instruments (Note 7)	157,392	57,612
Investment in unconsolidated joint venture	56,667	57,078
Rent and other receivables, net	36,114	24,525
Prepaid expenses	29,181	37,869
Corporate fixed assets, net	12,254	16,595
Amounts deposited and held by others	7,798	12,598
Deferred leasing costs, net	6,991	7,018
Deferred financing costs, net	5,729	7,504
In-place leases, net	—	37,517
Other	17,755	12,930
Total	$1,032,449	$696,605

(1)
As of September 30, 2018 and December 31, 2017, 1,966 and 236 properties, respectively, are classified as held for sale. Of the 1,966 properties classified as held for sale as of September 30, 2018, 1,486 were related to bulk sale transactions (see Note 16).

Investments in Debt Securities, net
As of September 30, 2018, in connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $392,860, net of unamortized discounts of $3,081. These investments in debt securities are classified as held to maturity investments. As of September 30, 2018 and December 31, 2017, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of September 30, 2018, our retained certificates are scheduled to mature over the next 10 months to nine years.
Investment in Unconsolidated Joint Venture
In connection with the Mergers, we acquired a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly-owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval on major decisions. As of September 30, 2018 and December 31, 2017, the joint venture owned 756 and 776 properties, respectively.
Rent and Other Receivables, net
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net on the condensed consolidated balance sheets, is an allowance for doubtful accounts of $2,887 and $4,094, as of September 30, 2018 and December 31, 2017, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheet due to the line of credit features of the Revolving Facility. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of September 30, 2018 and December 31, 2017, the unamortized balances of these deferred financing costs are $5,729 and $7,504, respectively.
In-Place Leases, net
In connection with the Mergers, we acquired in-place leases with a fair value of $45,740. The amortization period assigned at the Merger Date was approximately eight months, which represents the weighted average remaining lease period, and amortization expense of $4,624 and $37,517 is included in depreciation and amortization expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018 and December 31, 2017, the unamortized balances of the in-place lease intangible asset are $0 and $37,517, respectively. The balance was fully amortized during the nine months ended September 30, 2018.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2018 and December 31, 2017:

					Outstanding Principal Balance(2)
	Origination Date	Maturity Date	Interest Rate(1)	Range of Spreads	September 30, 2018	December 31, 2017
CAH 2014-1(3)	N/A	N/A	—%	N/A	$—	$473,384
CAH 2014-2(3)	N/A	N/A	—%	N/A	—	385,401
IH 2015-1, net(4)	N/A	N/A	—%	N/A	—	528,795
IH 2015-2(4)	N/A	N/A	—%	N/A	—	627,259
IH 2015-3(5)	N/A	N/A	—%	N/A	—	1,165,886
CAH 2015-1(6)	June 11, 2015	July 9, 2019	4.16%	128-373 bps	646,760	656,551
CSH 2016-1(6)(7)	June 7, 2016	July 9, 2019	4.58%	158-508 bps	325,838	531,517
CSH 2016-2(6)	November 3, 2016	December 9, 2019	4.11%	133-423 bps	603,076	609,815
IH 2017-1(8)	April 28, 2017	June 9, 2027	4.23%	N/A	995,870	996,453
SWH 2017-1(6)	September 29, 2017	October 9, 2019	3.81%	102-347 bps	767,835	769,754
IH 2017-2(6)	November 9, 2017	December 9, 2019	3.77%	91-306 bps	862,181	863,413
IH 2018-1(3)(6)	February 8, 2018	March 9, 2020	3.50%	76-256 bps	913,317	—
IH 2018-2(4)(6)	May 8, 2018	June 9, 2020	3.64%	95-230 bps	1,051,996	—
IH 2018-3(5)(6)(7)	June 28, 2018	July 9, 2020	3.68%	105-230 bps	1,299,509	—
Total Securitizations					7,466,382	7,608,228
Less deferred financing costs, net					(56,682)	(28,075)
Total					$7,409,700	$7,580,153

(1)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of September 30, 2018, LIBOR was 2.26%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

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

(6)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our CSH 2016-1 and CSH 2016-2 mortgage loans have exercised the first extension options, and CAH 2015-1 has exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(7)
On July 9, 2018, we made a voluntary prepayment of $200,000 against the outstanding balance of CSH 2016-1 with excess proceeds from the IH 2018-3 securitization transaction and available unrestricted cash on hand. On October 9, 2018, we made a voluntary prepayment of $50,000 against the outstanding balance of CSH 2016-1 with unrestricted cash on hand (see Note 16).

(8)	Net of unamortized discount of $3,081 and $3,345 as of September 30, 2018 and December 31, 2017, respectively.

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
Certain components were sold at a discount, and $3,081 and $3,345 of unamortized discount are included in mortgage loans, net on our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2018 and December 31, 2017, a total of 43,701 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors and used the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
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
The retained certificates total $392,860 and $378,545 as of September 30, 2018 and December 31, 2017, respectively, are classified as held to maturity investments, and are recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of September 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted by us under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2018 and 2017, we made voluntary and mandatory prepayments of $3,416,296 and $2,086,622, respectively, under the terms of the mortgage loan agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2018 and December 31, 2017:

	Maturity Date	Interest Rate(1)	September 30, 2018	December 31, 2017
Term Loan Facility	February 6, 2022	3.96%	$1,500,000	$1,500,000
Deferred financing costs, net			(9,862)	(12,027)
Term Loan Facility, net			$1,490,138	$1,487,973

Revolving Facility	February 6, 2021	4.01%	$—	$35,000

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2018 the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.26%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2018 and December 31, 2017:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	53.7294	7/1/2019	0.75 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.30 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(19,912)	(26,464)
Total						$555,081	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223,185 and $324,252 for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at September 30, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of September 30, 2018.

Terms of Conversion
As of September 30, 2018, the conversion rate applicable to the 2019 Convertible Notes is 53.7294 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.61 per common share — actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of September 30, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2018:

Year	Mortgage Loans(1)	Term Loan Facility	Convertible Senior Notes	Total
2018	$—	$—	$—	$—
2019	3,205,690	—	229,993	3,435,683
2020	3,264,822	—	—	3,264,822
2021	—	—	—	—
2022	—	1,500,000	345,000	1,845,000
2023 and thereafter	995,870	—	—	995,870
Total	7,466,382	1,500,000	574,993	9,541,375
Less: deferred financing costs, net	(56,682)	(9,862)	—	(66,544)
Less: unamortized fair value adjustment	—	—	(19,912)	(19,912)
Total	$7,409,700	$1,490,138	$555,081	$9,454,919

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.
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
The table below summarizes our interest rate swap instruments as of September 30, 2018:

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
During the three and nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $47,621 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.00% to 3.95%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2018	December 31, 2017	Balance Sheet Location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$155,287	$57,612	Other liabilities	$184	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	2,105	27	Other liabilities	1,912	—
Total		$157,392	$57,639		$2,096	$—
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018. As of December 31, 2017, there were no derivatives classified as liabilities.

	As of September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$157,392	$—	$157,392	$(2,096)	$—	$155,296
Offsetting liabilities:
Derivatives	$2,096	$—	$2,096	$(2,096)	$—	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$39,488	$(598)	Interest expense	$5,982	$(4,193)	$97,564	$56,796

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Loss Recognized in Net Income (Loss) on Derivative
		Three Months Ended September 30,
		2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$—
Interest rate caps	Interest expense	(10)	(190)
Total		$(10)	$(190)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017		2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$115,214	$(4,796)	Interest expense	$9,307	$(12,963)	$287,089	$182,726

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Loss Recognized in Net Loss on Derivative
		For the Nine Months Ended September 30,
		2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$(3,674)
Interest rate caps	Interest expense	(355)	(318)
Total		$(355)	$(3,992)

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
As of September 30, 2018, there were no derivative counterparties with whom we were in a net liability position. As of December 31, 2017, we had posted collateral amounting to $15,120 related to certain of these agreements (see Note 4). As of September 30, 2018, no collateral deposits were required related for our interest rate swap agreements.
Note 8—Equity
Shareholders’ Equity
In connection with our IPO (see Note 1), we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 restricted stock units (“RSUs”) (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before IPO costs of $5,726. During the nine months ended September 30, 2018, we issued 1,406,435 shares of common stock, comprised of 1,001,398 shares of common stock in net settlement of 1,355,282 fully vested RSUs and 405,037 shares of common stock in exchange for the redemption of the same number of units of partnership interests in INVH LP (the “OP Units”).
Starwood Waypoint Homes Merger
In connection with the Mergers (see Note 1), SWH stockholders received an aggregate of 207,448,958 shares of our common stock in exchange for all outstanding SWH common shares. In addition, we issued 9,441,615 OP Units which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets. As of September 30, 2018, 9,036,578 redeemable OP Units remain outstanding.
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
The following table summarizes our dividends declared from January 1, 2017 through September 30, 2018:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Declared
Q3-2018	August 16, 2018	$0.11	August 31, 2018	$57,563
Q2-2018	May 15, 2018	0.11	May 31, 2018	57,559
Q1-2018	February 13, 2018	0.11	February 28, 2018	57,432
Q4-2017	October 24, 2017	0.08	November 7, 2017	25,139
Q3-2017	August 15, 2017	0.08	August 31, 2017	25,200
Q2-2017	May 15, 2017	0.06	May 31, 2017	18,800

(1)	Amounts are displayed in actual dollars and are paid on a per share basis.

On November 1, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on November 14, 2018, which is payable on November 30, 2018.

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
Note 9—Related Party Transactions
Management Services
One of our wholly-owned subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three and nine months ended September 30, 2018, we earned $703 and $2,102, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations. There were no such management fees earned during the three and nine months ended September 30, 2017.
Note 10—Share-Based Compensation
INVH RSAs and RSUs
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Plan, we may issue up to 16,000,000 shares, and as of September 30, 2018, we have awarded 5,617,345 RSUs thereunder. Time-vesting RSUs are participating securities for earnings per share (“EPS”) purposes, and performance or market based vesting RSUs are not. We refer to RSUs with performance or market based vesting conditions as “PRSUs.” Additionally, in connection with the IPO, we granted 62,529 restricted shares of common stock of INVH (“RSAs”) in conversion of the Class B Units. These RSAs are all time-vesting awards, and they are not part of the Omnibus Incentive Plan. For detailed discussion of RSUs and RSAs issued prior to January 1, 2018, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.

•
2018 Annual Long Term Incentive (“LTIP”) Awards: During the nine months ended September 30, 2018, we granted 631,429 RSUs pursuant to LTIP awards. Each award is divided into three tranches, portions of which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions. The time-vesting RSUs vest in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date.

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

•
Other Awards: During the nine months ended September 30, 2018, we granted 136,941 RSUs to employees (the “2018 Bonus Awards”) and 48,882 RSUs to members of our board of directors. Each of the 2018 Bonus Awards is a time-vesting award which vests in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date. Each director award will fully vest on the date scheduled for INVH’s 2019 annual stockholders meeting, subject to continued service on the board of directors through such date.

During the nine months ended September 30, 2018, the grant date was established for 168,184 PRSUs issued in connection with the Mergers. These Merger-related PRSUs may be earned based on the achievement of certain measures over a three-year performance period that began on the Merger Date. The number of Merger-related PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the Merger-related LTIP PRSUs are earned and will vest on the related Certification Date subject to continued employment through such date.
During the nine months ended September 30, 2018, certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 39,871 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes the status of non-vested time-vesting RSUs (including RSAs) and PRSUs as of September 30, 2018 and changes during the nine months ended September 30, 2018:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2017	2,695,902	$21.51	408,102	$22.25	3,104,004	$20.79
Granted	381,002	21.94	644,305	22.21	1,025,307	22.11
Vested(1)	(1,240,162)	(21.25)	(123,331)	(23.17)	(1,363,493)	(21.43)
Forfeited	(125,662)	(22.70)	(29,931)	(22.16)	(155,593)	(22.60)
Balance, September 30, 2018	1,711,080	$21.71	899,145	$22.10	2,610,225	$21.85

(1)	All vested RSUs, RSAs and PRSUs are included in basic EPS for the period during which they are outstanding.

During the nine months ended September 30, 2018, 1,240,162 time-vesting RSUs and 123,331 PRSUs with an estimated fair value of $30,328 fully vested. As of September 30, 2018, there were 899,145 PRSUs outstanding. The grant-date fair values of the RSAs, time-vesting RSUs, and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, for the awards granted in connection with the IPO, the grant-date fair value is the opening offering price per common share, and the grant-date fair values for PRSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models at the grant date for awards issued during the nine months ended September 30, 2018:

March 1, 2018
Expected volatility(1)	14.5%-17.3%
Risk-free rate	2.38%
Expected holding period (years)	2.71-2.84

(1)	Expected volatility is estimated based on the historical volatility of realized returns of the Company and the applicable index.
Summary of Total Share-Based Compensation Expense
During the three months ended September 30, 2018 and 2017, we recognized $6,068, and $12,004 respectively, of share-based compensation expense. During the nine months ended September 30, 2018 and 2017, we recognized $23,582, and $64,464 respectively, of share-based compensation expense, comprised of the following:

	Share-Based Compensation Expense for the Three Months Ended September 30,		Share-Based Compensation Expense for the Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$4,901	$9,309	$19,229	$56,460
Property management expense	1,167	2,695	4,353	8,004
Total	$6,068	$12,004	$23,582	$64,464
As of September 30, 2018, there is $24,509 of unrecognized share-based compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average period of 1.74 years.

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
The following table displays the carrying values and fair values of financial instruments as of September 30, 2018 and December 31, 2017:

		September 30, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$392,860	$390,163	$378,545	$379,500

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$7,466,382	$7,418,180	$7,608,228	$7,627,423
Term loan facility(3)	Level 3	1,500,000	1,500,033	1,500,000	1,494,494
Revolving facility	Level 3	—	—	35,000	35,007
Convertible senior notes(4)	Level 3	555,081	548,305	548,536	557,179

(1)	The carrying values of debt securities are shown net of discounts.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $56,682 and $28,075 of deferred financing costs as of September 30, 2018 and December 31, 2017, respectively.

(3)	The carrying value of the Term Loan Facility excludes $9,862 and $12,027 of deferred financing costs as of September 30, 2018 and December 31, 2017, respectively.

(4)	The carrying values of the Convertible Senior Notes include unamortized discounts of $19,912 and $26,464 as of September 30, 2018 and December 31, 2017, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$894	$1,827	$1,658	$2,323
Total impairments	(186)	(360)	(362)	(627)
Fair value	$708	$1,467	$1,296	$1,696

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$7,318	$988	$19,726	$9,115
Total impairments	(1,110)	(64)	(3,208)	(929)
Fair value	$6,208	$924	$16,518	$8,186
For additional information related to our single-family residential properties during the three and nine months ended September 30, 2018 and 2017, refer to Note 3.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2018	February 1, 2017 through September 30, 2017
Numerator:
Net income (loss)	$1,041	$(22,510)	$(30,727)	$(59,372)
Net loss for the period January 1, 2017 through January 31, 2017	—	—	—	16,879
Net income (loss) attributable to non-controlling interests	(21)	—	532	—
Net income (loss) attributable to common shareholders	1,020	(22,510)	(30,195)	(42,493)
Less: net income available to participating securities	(196)	(235)	(627)	(344)
Net income (loss) available to common shareholders — basic and diluted	$824	$(22,745)	$(30,822)	$(42,837)

Denominator:
Weighted average common shares outstanding — basic	520,620,519	311,559,780	520,267,029	311,674,226
Weighted average common shares outstanding — diluted	521,761,076	311,559,780	520,267,029	311,674,226

Net income (loss) per common share — basic	$—	$(0.07)	$(0.06)	$(0.14)
Net income (loss) per common share — diluted	$—	$(0.07)	$(0.06)	$(0.14)

Incremental shares attributed to non-vested RSUs and RSAs are excluded from the computation of diluted EPS when they are anti-dilutive. As we had a net loss in certain periods, the inclusion of incremental shares would reduce our net loss and be anti-dilutive. The number of incremental shares excluded for those periods is (i) 1,170,889 for the nine months ended September 30, 2018, (ii) 951,217 during the three months ended September 30, 2017, and (iii) 623,375 for the period from February 1, 2017 through September 30, 2017. For the three months ended September 30, 2018, we had net income, and 140,301 incremental shares attributed to non-vested RSUs are excluded from the denominator as their inclusion would have been anti-dilutive.
For the three and nine months ended September 30, 2018, the redeemable INVH LP units have been excluded from the computation of EPS because all loss attributable to the INVH LP units has been recorded as non-controlling interest and thus excluded from net loss available to common shareholders. For the three and nine months ended September 30, 2018, the potential shares of common stock contingently issuable upon the conversion of the Convertible Senior Notes are also excluded from the computation of diluted EPS as we have the intent and ability to settle the obligations in cash.
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
As of September 30, 2018 and December 31, 2017, we have no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

We have sold assets that were either subject to Section 337(d) of the Code (see additional discussion in Note 2) or were held by TRSs. These transactions resulted in $591 of current income tax benefit and $519 of current income tax expense for the three months ended September 30, 2018 and 2017, respectively, and $258 and $2,506 of current income tax expense for the nine months ended September 30, 2018 and 2017, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Insurance Policies
Pursuant to the terms of our Credit Facility and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2018, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
These allocations are management’s estimates of fair value, which are preliminary as of September 30, 2018 and are subject to change. The goodwill recorded is primarily attributable to the value of the synergies expected to arise after the Mergers.
Merger and Transaction-Related Expenses
We incurred $3,339 and $11,942 of merger and transaction-related expenses related to the Mergers during the three and nine months ended September 30, 2018, included in general and administrative expenses in the condensed consolidated statements of operations. Merger and transaction-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third-party costs. The costs that were obligations of SWH and expensed by SWH prior to the Merger Date are not included in our condensed consolidated financial statements.
In addition, and in connection with the Mergers and the resulting integration, we have incurred severance costs for terminated and transitional employees, and such costs are accrued over the related remaining service periods. More specifically, in August 2017, we entered into agreements with several of our executives, which provide the executives, as applicable, with benefits upon the consummation of the Mergers and/or where the executive experiences a qualifying termination within a specified period of time following such consummation. After the consummation of the Mergers, if a participant under either a Severance Plan or an executive agreement experiences a qualifying termination, such person will be entitled to specified benefits. During the three and nine months ended September 30, 2018, we incurred $1,952 and $6,292, respectively, of employee severance pursuant to the Severance Plans and the executive agreements, and these costs are included in general and administrative expenses in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Pro Forma Information
The following table provides the pro forma consolidated operational data as if the Mergers had occurred on January 1, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenue	$410,856	$1,193,375
Net loss	(55,425)	(208,840)
Pro forma net loss includes transaction costs related to the Mergers of $3,339 and $61,915 for the three and nine months ended September 30, 2017, respectively.
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
Note 16—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2018, for potential recognition or disclosure.
Residential Property Dispositions

Between October 1, 2018 and October 31, 2018, we disposed of 1,324 homes for an aggregate net sales price of $209,997. A portion of the proceeds will be used to make prepayments on certain of our mortgage loans. As of September 30, 2018, 1,321 of these properties were classified as held for sale and presented within other assets, net and 3 were classified as single-family residential properties on our condensed consolidated balance sheet.
Dividend Declaration
On November 1, 2018, our board of directors declared a dividend of $0.11 per share to stockholders of record on November 14, 2018, which is payable on November 30, 2018.
CSH 2016-1 Securitization
On October 9, 2018, we made a voluntary prepayment of $50,000 against the outstanding balance of CSH 2016-1 with unrestricted cash on hand.

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
Unless otherwise indicated or the context otherwise requires, information presented throughout this discussion and analysis of our financial condition and results of operations as of September 30, 2018 and for the three and nine months ended September 30, 2018 includes the impact of the Mergers.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 82,000 homes for lease in 17 markets across the country as of September 30, 2018, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We operate in markets with strong demand drivers, high barriers to entry and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, we designed our portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain, and manage our homes.
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth, and superior net operating income (“NOI”) growth relative to the broader United States housing and rental market. Within our 17 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,850 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well-positioned to drive strong rent growth, attractive margins, and predictable cash flows.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2018 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States
Southern California	8,314	95.3%	$2,293	$1.36	13.2%
Northern California	4,555	95.8%	1,970	1.28	6.4%
Seattle	3,383	92.9%	2,103	1.10	5.1%
Phoenix	7,515	95.3%	1,282	0.79	6.9%
Las Vegas	2,688	95.9%	1,533	0.77	3.0%
Denver	2,208	92.8%	1,907	1.07	3.0%
Western United States Subtotal	28,663	94.9%	1,853	1.08	37.6%

Florida
South Florida	9,219	94.1%	2,126	1.15	13.4%
Tampa	8,627	93.9%	1,610	0.88	9.7%
Orlando	5,904	95.1%	1,582	0.86	6.5%
Jacksonville	1,932	94.0%	1,630	0.82	2.2%
Florida Subtotal	25,682	94.3%	1,790	0.97	31.8%

Southeast United States
Atlanta	12,450	94.5%	1,456	0.71	12.5%
Carolinas	4,980	94.0%	1,538	0.72	5.3%
Nashville	782	96.1%	1,826	0.86	1.0%
Southeast United States Subtotal	18,212	94.4%	1,494	0.72	18.8%

Texas
Houston	2,414	92.1%	1,541	0.79	2.6%
Dallas	2,264	93.3%	1,728	0.82	2.7%
Texas Subtotal	4,678	92.7%	1,630	0.81	5.3%

Midwest United States
Chicago	3,858	91.5%	1,946	1.20	5.0%
Minneapolis	1,167	95.9%	1,833	0.93	1.5%
Midwest United States Subtotal	5,025	92.5%	1,919	1.12	6.5%
Total/Average	82,260	95.1%	$1,745	$0.93	100.0%
Same Store Total / Average	71,226	95.5%	$1,746	$0.94	87.4%

(1)	As of September 30, 2018.

(2)	Represents average occupancy for the three months ended September 30, 2018.

(3)	Represents average monthly rent for the three months ended September 30, 2018.

(4)	Represents the percentage of total revenue generated in each market for the three months ended September 30, 2018.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 69.4% of our revenues during the three months ended September 30, 2018. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth and household formation rates, and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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
Recent Events
IH 2018-1 Securitization
On February 8, 2018, we completed a securitization transaction pursuant to which we entered into a loan agreement with a third-party lender, providing for a new mortgage loan comprised of six components with a total principal balance of $916.6 million (“IH 2018-1”). IH 2018-1 has a stated maturity of March 9, 2020, with five one-year extension options, and is secured by first priority mortgages on a portfolio of homes. Each of the six components of IH 2018-1 bears interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus an applicable spread (inclusive of servicing fees) that ranges from 76 to 256 bps, with a weighted average spread to LIBOR of 124 bps. We used proceeds from IH 2018-1 to repay the outstanding balances under CAH 2014-1 and CAH 2014-2, to fund certain reserves, and for general corporate purposes.
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
Interest Rate Swap Agreements
During the nine months ended September 30, 2018, we entered into the following seven interest rate swap agreements that effectively convert $3,620.0 million of existing floating rate debt to fixed rate debt ($ in thousands):

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
Other Property Income
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; and (iii) various other fees, including application, and lease termination fees.
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
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day to day activities. General and administrative expense also includes IPO-related and merger and transaction-related expenses that are of a non-recurring nature.
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
Depreciation and Amortization
We recognize depreciation and amortization expense primarily associated with our homes and other capital expenditures over their expected useful lives.

Impairment and Other
Impairment and other represents provisions for impairment when the carrying amount of our single-family residential properties is not recoverable and casualty losses, net of any insurance recoveries.
Interest Expense
Interest expense includes interest payable on our debt instruments, payments and receipts related to our interest rate swap agreements, related amortization of discounts and deferred financing costs, unrealized gains (losses) on non-designated hedging instruments, and noncash interest expense related to our interest rate swap agreements.
Other, net
Other, net includes interest income, third-party management fee income, equity in earnings from an unconsolidated joint venture acquired in the Mergers, and other miscellaneous income and expenses.
Gain (Loss) on Sale of Property, net of tax
Gain (loss) on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.
Results of Operations
Portfolio Information
As of September 30, 2018 and 2017, we owned 82,260 and 47,867 single-family rental homes, respectively, in our total portfolio. As a result of the Mergers, an additional 34,670 homes were added to our portfolio in the fourth quarter of 2017. During the three months ended September 30, 2018 and 2017, we acquired 249 and 270 homes, respectively, and sold 413 and 128 homes, respectively. During the nine months ended September 30, 2018 and 2017, we acquired 702 and 620 homes, respectively, and sold 1,012 and 1,051 homes, respectively.
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
As of September 30, 2018, our Same Store portfolio consisted of 71,226 single-family rental homes. In order to provide meaningful comparative information across periods that, in some cases, pre-date the Mergers, all information regarding the performance of the Same Store portfolio is presented as though the Mergers were consummated on January 1, 2017 (i.e., as though the single-family rental homes owned by Legacy SWH prior to the Mergers that are included in our Same Store portfolio had been owned by Legacy IH for the entirety of all comparison periods for which Same Store portfolio information is presented).

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Revenues:
Rental revenues	$404,140	$229,375	$174,765	76.2%
Other property income	30,111	14,161	15,950	112.6%
Total revenues	434,251	243,536	190,715	78.3%

Operating expenses:
Property operating and maintenance	170,021	93,267	76,754	82.3%
Property management expense	16,692	10,852	5,840	53.8%
General and administrative	21,152	27,462	(6,310)	(23.0)%
Depreciation and amortization	139,371	67,466	71,905	106.6%
Impairment and other	3,252	14,572	(11,320)	(77.7)%
Total operating expenses	350,488	213,619	136,869	64.1%
Operating income	83,763	29,917	53,846	180.0%

Interest expense	(97,564)	(56,796)	40,768	71.8%
Other, net	3,330	613	2,717	443.2%
Gain on sale of property, net of tax	11,512	3,756	7,756	206.5%

Net income (loss)	$1,041	$(22,510)	$(23,551)	(104.6)%
Rental Revenues
For the three months ended September 30, 2018 and 2017, total portfolio rental revenue totaled $404.1 million and $229.4 million, respectively, an increase of 76.2%, driven by the significant increase in the number of homes owned. For our Same Store portfolio, rental revenue increased 4.4% compared to the three months ended September 30, 2017, primarily due to an increase in average monthly rent per occupied home.
Average occupancy for the total portfolio was 94.3% and 94.4% for the three months ended September 30, 2018 and 2017, respectively, and average rent per occupied home for the total portfolio for the three months ended September 30, 2018 was $1,745 compared to $1,705 for three months ended September 30, 2017, a 2.3% increase. For our Same Store portfolio, average occupancy was 95.5% and 95.0% for the three months ended September 30, 2018 and 2017, respectively, and average monthly rent per occupied home for the three months ended September 30, 2018 was $1,746, compared to $1,682 for the three months ended September 30, 2017, a 3.8% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.8% and 5.0% for the three months ended September 30, 2018 and 2017, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.3% and 3.6% for the three months ended September 30, 2018 and 2017, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.8% and 5.1% for the three months ended September 30, 2018 and 2017, respectively, and new lease net effective rental rate growth averaged 3.3% and 3.3% for the three months ended September 30, 2018 and 2017, respectively.

The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2018 and 2017 was 37.0% and 39.1%, respectively. For the Same Store portfolio, an average home remained unoccupied for 43 days between residents for each of the three months ended September 30, 2018 and 2017.
Other Property Income
For the three months ended September 30, 2018 and 2017, other property income was $30.1 million and $14.2 million, respectively, an increase of 112.6%, driven by the significant increase in the number of homes owned. Other than the increase in the number of homes owned, the primary driver of the increase was utilities expense recoveries. Utilities expense recoveries increased as more utilities remained in our name compared to prior year, and the terms of new leases require residents to reimburse us for those costs.
Operating Expenses
For the three months ended September 30, 2018 and 2017, operating expenses were $350.5 million and $213.6 million, respectively. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $170.0 million for the three months ended September 30, 2018 from $93.3 million for the three months ended September 30, 2017, primarily due to the increase in the number of homes owned.
Property management expense and general and administrative expense decreased slightly to $37.8 million for the three months ended September 30, 2018 from $38.3 million for the three months ended September 30, 2017. Higher expenses due to the increase in the number of homes owned were offset by a decrease in share-based compensation expense.
Depreciation and amortization expense increased to $139.4 million for the three months ended September 30, 2018 from $67.5 million for the three months ended September 30, 2017, primarily due to the addition of 34,670 homes acquired in the Mergers and the amortization of in-place leases.
Impairment and other expenses decreased to $3.3 million for the three months ended September 30, 2018 from $14.6 million for the three months ended September 30, 2017, primarily due to impairment losses on real estate and damages related to Hurricane Irma and Harvey of $16.0 million for the three months ended September 30, 2017.
Interest Expense
Interest expense was $97.6 million and $56.8 million for the three months ended September 30, 2018 and 2017, respectively. The increase in interest expense was due to an increase in average debt balances outstanding during 2018, primarily related to debt assumed in connection with the Mergers. As of September 30, 2018, we had $9,454.9 million of debt outstanding, net of deferred financing costs and discounts, compared to $5,644.3 million as of September 30, 2017. Additionally, the average one-month LIBOR rate increased by 88 basis points to 2.11% from 1.23% for the three months ended September 30, 2018 and 2017, respectively, which was partially offset by reductions in the weighted average spread over LIBOR (inclusive of servicing fees) resulting from refinancing activity.
Gain on Sale of Property, net of tax
Gain on sale of property was $11.5 million and $3.8 million for the three months ended September 30, 2018 and 2017, respectively. Of the 413 homes sold during the three months ended September 30, 2018, 147 homes were sold in two bulk sale transactions for a gain of $2.7 million. The additional 266 homes sold in the three months ended September 30, 2018 were sold for a net gain of $8.8 million. There were no material bulk sales during the three months ended September 30, 2017.

Results of Operations
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Revenues:
Rental revenues	$1,203,780	$683,975	$519,805	76.0%
Other property income	86,566	40,527	46,039	113.6%
Total revenues	1,290,346	724,502	565,844	78.1%

Operating expenses:
Property operating and maintenance	496,211	274,275	221,936	80.9%
Property management expense	48,204	31,436	16,768	53.3%
General and administrative	73,424	104,154	(30,730)	(29.5)%
Depreciation and amortization	430,321	202,558	227,763	112.4%
Impairment and other	13,476	16,482	(3,006)	(18.2)%
Total operating expenses	1,061,636	628,905	432,731	68.8%
Operating income	228,710	95,597	133,113	139.2%

Interest expense	(287,089)	(182,726)	104,363	57.1%
Other, net	6,697	(482)	(7,179)	N/M
Gain on sale of property, net of tax	20,955	28,239	7,284	25.8%

Net loss	$(30,727)	$(59,372)	$(28,645)	(48.2)%
Rental Revenues
For the nine months ended September 30, 2018 and 2017, total portfolio rental revenue totaled $1,203.8 million and $684.0 million, respectively, an increase of 76.0%, driven by the significant increase in the number of homes owned. For our Same Store portfolio, rental revenue increased 4.3% compared to the nine months ended September 30, 2017, primarily due to an increase in average monthly rent per occupied home.
Average occupancy for the total portfolio was 94.6% and 94.8% for the nine months ended September 30, 2018 and 2017, respectively, and average rent per occupied home for the total portfolio for the nine months ended September 30, 2018 was $1,725, compared to $1,683 for nine months ended September 30, 2017, a 2.5% increase. For our Same Store portfolio, average occupancy was 95.8% and 95.5% for the nine months ended September 30, 2018 and 2017, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2018 was $1,726, compared to $1,661 for the nine months ended September 30, 2017, a 3.9% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.8% and 5.1% for the nine months ended September 30, 2018 and 2017, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.6% and 4.1% for the nine months ended September 30, 2018 and 2017, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.8% and 5.2% for the nine months ended September 30, 2018 and 2017, respectively, and new lease net effective rental rate growth averaged 3.6% and 4.1% for the nine months ended September 30, 2018 and 2017, respectively.
The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2018 and 2017 was 34.9% and 37.2%, respectively. For the Same Store portfolio, an average home remained unoccupied for 46 and 45 days between residents for the nine months ended September 30, 2018 and 2017, respectively.
Other Property Income
For the nine months ended September 30, 2018 and 2017, other property income was $86.6 million and $40.5 million, respectively, an increase of 113.6%, driven by the significant increase in the number of homes owned. Other than the increase in the number of homes owned, the primary driver of the increase was utilities expense recoveries. Utilities expense recoveries increased as more utilities remained in our name compared to prior year, and the terms of new leases require residents to reimburse us for those costs.
Operating Expenses
For the nine months ended September 30, 2018 and 2017, operating expenses were $1,061.6 million and $628.9 million, respectively. Set forth below is a discussion of changes in the individual components of operating expenses.
Property operating and maintenance expense increased to $496.2 million for the nine months ended September 30, 2018 from $274.3 million for the nine months ended September 30, 2017, primarily due to the increase in the number of homes owned.
Property management expense and general and administrative expense decreased to $121.6 million for the nine months ended September 30, 2018 from $135.6 million for the nine months ended September 30, 2017, primarily due to a decrease in share-based compensation expense of $40.9 million, which was driven by $12.0 million of vesting of Class B Units and $45.9 million of awards issued in connection with the IPO during the nine months ended September 30, 2017. Property management expense and general and administrative expense decreased for the nine months ended September 30, 2018 by an additional $8.3 million due to IPO-related costs during the nine months ended September 30, 2017. These decreases were partially offset by $13.3 million of higher merger and transaction-related expenses incurred during the nine months ended September 30, 2018 and increased expenses due to the increase in the number of homes owned.
Depreciation and amortization expense increased to $430.3 million for the nine months ended September 30, 2018 from $202.6 million for the nine months ended September 30, 2017, primarily due to the addition of 34,670 homes acquired in the Mergers and the amortization of in-place leases.
Impairment and other expenses decreased to $13.5 million for the nine months ended September 30, 2018 from $16.5 million for the nine months ended September 30, 2017. Both periods included losses/damages related to Hurricanes Irma and Harvey.
Interest Expense
Interest expense was $287.1 million and $182.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in interest expense was due to an increase in average debt balances outstanding during 2018 primarily related to debt assumed in connection with the Mergers. As of September 30, 2018, we had $9,454.9 million of debt outstanding, net of deferred financing costs and discounts, compared to $5,644.3 million as of September 30, 2017. Additionally, the average one-month LIBOR rate increased by 87 basis points to 1.91% from 1.04% for the nine months ended September 30, 2018 and 2017, respectively, which was partially offset by reductions in the weighted average spread over LIBOR (inclusive of servicing fees) resulting from refinancing activity.
Gain on Sale of Property, net of tax
Gain on sale of property was $21.0 million and $28.2 million for the nine months ended September 30, 2018 and 2017, respectively. The primary driver for the difference in the gain on sale between periods was the composition of homes sold during the respective periods. Of the 1,012 homes sold during the nine months ended September 30, 2018, 147 homes were sold in two bulk sales for a gain of $2.7 million. The additional 865 homes sold in the nine months ended September 30, 2018 sold for a net gain of $18.3 million. Of the 1,051 homes sold during the nine months ended September 30, 2017, 454 homes were sold in two bulk sales for a gain of $9.5 million. The additional 597 homes sold in the nine months ended September 30, 2017 were sold for a net gain of $18.7 million.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2018 and December 31, 2017 included unrestricted cash and cash equivalents of $130.0 million and $179.9 million, respectively, a 27.7% decrease due primarily to payments on our mortgage loans and investments in single-family residential properties, which is discussed in further detail in “—Cash Flows.” Additionally, the total balance of our $1,000.0 million revolving credit facility (the “Revolving Facility”) remained undrawn as of September 30, 2018.
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions and dividend payments to our equity investors, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our near-term liquidity requirements consist primarily of: (i) renovating newly-acquired homes; (ii) funding HOA fees (as applicable), real estate taxes, insurance premiums and the ongoing maintenance of our homes; (iii) interest expense; and (iv) payment of dividends to our equity investors. Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of, and non-recurring capital expenditures for, our homes and principal payments on our indebtedness.
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income net of operating expenses will generally provide cash flow sufficient to fund our operations and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which had an undrawn balance of $1,000.0 million as of September 30, 2018.
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

The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2018 and December 31, 2017:

					Outstanding Principal Balance(3)
($ in thousands)	Maturity Date	Maturity Date if Fully Extended(1)	Interest Rate(2)	Range of Spreads	September 30, 2018	December 31, 2017
CAH 2014-1(4)	N/A	N/A	—%	N/A	$—	$473,384
CAH 2014-2(4)	N/A	N/A	—%	N/A	—	385,401
IH 2015-1, net(5)	N/A	N/A	—%	N/A	—	528,795
IH 2015-2(5)	N/A	N/A	—%	N/A	—	627,259
IH 2015-3(6)	N/A	N/A	—%	N/A	—	1,165,886
CAH 2015-1(7)	July 9, 2019	July 9, 2020	4.16%	128-373 bps	646,760	656,551
CSH 2016-1(7)(8)	July 9, 2019	July 9, 2021	4.58%	158-508 bps	325,838	531,517
CSH 2016-2(7)	December 9, 2019	December 9, 2021	4.11%	133-423 bps	603,076	609,815
IH 2017-1(9)	June 9, 2027	June 9, 2027	4.23%	N/A	995,870	996,453
SWH 2017-1(7)	October 9, 2019	January 9, 2023	3.81%	102-347 bps	767,835	769,754
IH 2017-2(7)	December 9, 2019	December 9, 2024	3.77%	91-306 bps	862,181	863,413
IH 2018-1(4)(7)	March 9, 2020	March 9, 2025	3.50%	76-256 bps	913,317	—
IH 2018-2(5)(7)	June 9, 2020	June 9, 2025	3.64%	95-230 bps	1,051,996	—
IH 2018-3(6)(7)(8)	July 9, 2020	July 9, 2025	3.68%	105-230 bps	1,299,509	—
Total Securitizations					7,466,382	7,608,228
Less: deferred financing costs, net					(56,682)	(28,075)
Total					$7,409,700	$7,580,153

(1)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of September 30, 2018, LIBOR was 2.26%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

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

(7)
The initial maturity term of each of these mortgage loans is two to three years, individually subject to two to five, one-year extension options at the borrower’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the borrower obtains a replacement interest rate cap agreement in a form reasonably acceptable to the lender). Our CSH 2016-1 and CSH 2016-2 mortgage loans have exercised the first extension options, and CAH 2015-1 has exercised the second extension option. The maturity dates above are reflective of all extensions that have been exercised.

(8)
On July 9, 2018, we made a voluntary prepayment of $200.0 million against the outstanding balance of CSH 2016-1 with excess proceeds from the IH 2018-3 securitization transaction and available unrestricted cash. On October 9, 2018, we made a voluntary prepayment of $50.0 million against the outstanding balance of CSH 2016-1 with unrestricted cash on hand.

(9)	Net of unamortized discount of $3.1 million and $3.3 million as of September 30, 2018 and December 31, 2017, respectively.
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
Certain components were sold at a discount, and $3.1 million of unamortized discount is included in mortgage loans, net on our condensed consolidated balance sheets as of both September 30, 2018 and December 31, 2017.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2018 and December 31, 2017, a total of 43,701 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and IH 2013-1 and CAH 2014-1 also required monthly payments of principal.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loan agreements (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors and used the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
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
The retained certificates total $392.9 million and $378.5 million as of September 30, 2018 and December 31, 2017, respectively, are classified as held to maturity investments, and are recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of September 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted by us under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2018 and 2017, we made voluntary and mandatory prepayments of $3,416.3 million and $2,086.6 million, respectively, under the terms of the mortgage loan agreements.

Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility, which will mature on February 6, 2021, with a one-year extension option, and a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay existing indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2018 and December 31, 2017:

($ in thousands)	Maturity Date	Interest Rate(1)	September 30, 2018	December 31, 2017
Term Loan Facility	February 6, 2022	3.96%	$1,500,000	$1,500,000
Deferred financing costs, net			(9,862)	(12,027)
Term Loan Facility, net			$1,490,138	$1,487,973

Revolving Facility	February 6, 2021	4.01%	$—	$35,000

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2018 the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.26%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2018, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2018 and December 31, 2017:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	53.7294	7/1/2019	0.75 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.30 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(19,912)	(26,464)
Total						$555,081	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223.2 million and $324.3 million for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted at September 30, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of September 30, 2018.

Terms of Conversion
As of September 30, 2018, the conversion rate applicable to the 2019 Convertible Notes is 53.7294 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.61 per common share — actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders may convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
As of September 30, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will increase the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election.
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

The table below summarizes our interest rate swap instruments as of September 30, 2018 ($ in thousands):

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
During the three and nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $47.6 million will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.00% to 3.95% .
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
Cash Flows
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change
Net cash provided by operating activities	$513,081	$270,437	$242,644	89.7%
Net cash used in investing activities	(141,034)	(82,910)	(58,124)	(70.1)%
Net cash used in financing activities	(404,969)	(319,516)	(85,453)	(26.7)%
Change in cash and cash equivalents	$(32,922)	$(131,989)	$99,067	75.1%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $513.1 million and $270.4 million for the nine months ended September 30, 2018 and 2017, respectively, an increase of 89.7%. The increase in cash provided by operating activities was primarily driven by the significant increase in the number of homes owned.
Investing Activities
Net cash used in investing activities primarily consists of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $141.0 million and $82.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash used in investing activities was driven by the significant increase in the number of homes owned and higher capital expenditures on a per home basis, which resulted in $70.8 million more in other capital expenditures. Acquisition and renovation spend increased $44.6 million due to the increase in the number of homes acquired, from 620 homes during the nine months ended September 30, 2017 to 702 homes during the nine months ended September 30, 2018, and the completion of initial renovations for homes acquired prior to December 31, 2017. The increase of $49.0 million in proceeds from sales of homes from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 was driven by an increase in the average proceeds per home sold, partially offset by a decrease in the number of homes sold from 1,051 during the nine months ended September 30, 2017 to 1,012 during the nine months ended September 30, 2018.
Financing Activities
Net cash used in financing activities was $405.0 million and $319.5 million for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, proceeds from our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans of $3,274.2 million, along with proceeds from home sales and operating cash flows, were used to repay $3,416.3 million of our mortgage loans, including full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans, $35.0 million of our Revolving Facility, to fund $42.5 million of deferred financing costs associated with the IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans, and for dividend payments which totaled $172.6 million. During the nine months ended September 30, 2017, we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO. Proceeds from our IPO, Term Loan Facility, and the IH 2017-1 mortgage loan of $4,188.5 million, along with proceeds from home sales, and operating cash flows were used to repay $2,321.6 million of then-outstanding credit facilities and $2,086.6 million of mortgage loans, including full repayment of the IH 2013-1 and IH 2014-1 mortgage loans, and $610.0 million on the IH 2014-3 mortgage loan, and to fund $42.1 million of deferred financing costs associated with the Term Loan Facility, the Revolving Facility, and the IH 2017-1 mortgage loan.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations as of September 30, 2018, consisted of the following:

($ in thousands)	Total	2018(1)	2019-2020	2021-2022	Thereafter
Mortgage loans, net(2)(3)	$9,130,024	$73,148	$1,214,525	$1,408,675	$6,433,676
Term Loan Facility, net(2)	1,701,960	15,180	120,450	1,566,330	—
Revolving Facility(2)(3)(4)	11,900	894	7,098	3,908	—
Convertible Senior Notes(5)	619,905	4,743	257,592	357,570	—
Derivative instruments(6)	125,231	—	23,067	47,604	54,560
Purchase commitments(7)	27,696	27,696	—	—	—
Operating lease obligations	18,471	1,369	8,669	6,172	2,261
Capital lease obligations	1,851	110	875	866	—
Total	$11,637,038	$123,140	$1,632,276	$3,391,125	$6,490,497

(1)	Includes estimated payments for the remaining three months of 2018.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of September 30, 2018 at rates in effect as of such date; as of September 30, 2018, LIBOR was 2.26%.

(3)
Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(4)	Includes the related unused commitment fee.

(5)	Represents the principal amount of the Convertible Senior Notes and interest obligations which are calculated using coupon rates of the Convertible Senior Notes.

(6)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of September 30, 2018, or 2.26%.

(7)	Represents commitments to acquire 97 single-family rental homes, as of September 30, 2018.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including related cost capitalization, depreciable lives, and provisions for impairment; (ii) derivative financial instruments; (iii) revenue recognition and resident receivables; and (iv) share-based compensation expense. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2018.

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
The following table presents a reconciliation of net income (loss) to EBITDA, EBITDAre, and Adjusted EBITDAre as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net income (loss) available to common shareholders	$824	$(22,745)	$(30,822)	$(59,716)
Net income available to participating securities	196	235	627	344
Non-controlling interests	21	—	(532)	—
Interest expense	97,564	56,796	287,089	182,726
Depreciation and amortization	139,371	67,466	430,321	202,558
EBITDA	237,976	101,752	686,683	325,912
Gain on sale of property, net of tax	(11,512)	(3,756)	(20,955)	(28,239)
Impairment on depreciated real estate investments	1,296	424	3,570	1,556
EBITDAre	227,760	98,420	669,298	299,229
Share-based compensation expense(1)	6,068	12,004	23,582	64,464
IPO related expenses	—	—	—	8,287
Merger and transaction-related expenses(2)	3,339	4,944	11,942	4,944
Severance	1,952	—	6,292	—
Casualty losses, net(3)	1,956	14,148	9,906	14,926
Other, net(4)	(3,330)	(613)	(6,697)	482
Adjusted EBITDAre	$237,745	$128,903	$714,323	$392,332

(1)
For the three months ended September 30, 2018 and 2017, $4,901 and $9,309 was recorded in general and administrative expense, respectively, and $1,167 and $2,695 was recorded in property management expense, respectively. For the nine months ended September 30, 2018 and 2017, and $19,229 and $56,460 was recorded in general and administrative expense, respectively, and $4,353 and $8,004 was recorded in property management expense, respectively.

(2)	Includes Merger and transaction-related expenses included within general and administrative, but excludes merger and transaction-related expenses included within depreciation and amortization.

(3)
Includes $0 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and nine months ended September 30, 2018, respectively, and includes $16,000 for both the three and nine months ended September 30, 2017.

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
The following table presents a reconciliation of net income (loss) to NOI for our total portfolio and NOI for our Same Store portfolio as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net income (loss) available to common shareholders	$824	$(22,745)	$(30,822)	$(59,716)
Net income available to participating securities	196	235	627	344
Non-controlling interests	21	—	(532)	—
Interest expense	97,564	56,796	287,089	182,726
Depreciation and amortization	139,371	67,466	430,321	202,558
General and administrative(1)	21,152	27,462	73,424	104,154
Property management expense(2)	16,692	10,852	48,204	31,436
Impairment and other(3)	3,252	14,572	13,476	16,482
Gain on sale of property, net of tax	(11,512)	(3,756)	(20,955)	(28,239)
Other, net(4)	(3,330)	(613)	(6,697)	482
NOI (total portfolio)	264,230	150,269	794,135	450,227
Starwood Waypoint Homes NOI(5)	—	100,440	—	281,878
Non-Same Store NOI	(32,591)	(29,812)	(96,534)	(64,380)
NOI (Same Store portfolio)(6)	$231,639	$220,897	$697,601	$667,725

(1)
Includes $4,901 and $9,309 of share-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. Includes $19,229 and $56,460 of share-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

(2)
Includes $1,167 and $2,695 of share-based compensation expense for the three months ended September 30, 2018 and 2017, respectively. Includes $4,353 and $8,004 of share-based compensation expense for the nine months ended September 30, 2018 and 2017, respectively.

(3)
Includes $0 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and nine months ended September 30, 2018, respectively, and includes $16,000 for both the three and nine months ended September 30, 2017.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)	Represents NOI generated by SWH prior to its merger with Invitation Homes, expressed using Invitation Homes' definition of NOI.

(6)
The Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 1st of the year prior to the first year of the comparison period) totaled 71,226 homes for the three and nine months ended September 30, 2018.

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

The following table presents a reconciliation of net income (loss) to FFO, Core FFO, and Adjusted FFO as determined in accordance with GAAP on a historical basis for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except shares and per share data)	2018	2017	2018	2017
Net income (loss) available to common shareholders	$824	$(22,745)	$(30,822)	$(59,716)
Add (deduct) adjustments from net income (loss) to derive FFO:
Net income available to participating securities	196	235	627	344
Non-controlling interests	21	—	(532)	—
Depreciation and amortization on real estate assets	132,168	66,671	420,223	200,023
Impairment on depreciated real estate investments	1,296	424	3,570	1,556
Net gain on sale of previously depreciated investments in real estate	(11,512)	(3,756)	(20,955)	(28,239)
FFO	122,993	40,829	372,111	113,968
Noncash interest expense related to amortization of deferred financing costs, loan discounts and noncash interest expense from derivatives	13,401	3,473	33,439	23,744
Share-based compensation expense(1)	6,068	12,004	23,582	64,464
IPO related expenses	—	—	—	8,287
Merger and transaction-related expenses(2)	9,406	4,944	18,009	4,944
Severance expense	1,952	(20)	6,292	417
Casualty losses, net(3)	1,956	14,148	9,906	14,926
Core FFO	155,776	75,378	463,339	230,750
Recurring capital expenditures	(39,399)	(13,391)	(93,640)	(34,225)
Adjusted FFO	$116,377	$61,987	$369,699	$196,525

Weighted average common shares outstanding — diluted(4)	521,761,076	311,559,780	520,267,029	311,674,226

Net income (loss) per common share — diluted(5)	$—	$(0.07)	$(0.06)	$(0.14)

Weighted average common shares and OP Units outstanding — diluted(6)	530,797,654	311,559,780	530,581,319	311,674,226

FFO per common share — diluted	$0.23	$0.13	$0.70	$0.37
Core FFO per common share — diluted	$0.29	$0.24	$0.87	$0.74
AFFO per common share — diluted	$0.22	$0.20	$0.70	$0.63

(1)
For the three months ended September 30, 2018 and 2017, $4,901 and $9,309 was recorded in general and administrative expense, respectively, and $1,167 and $2,695 was recorded in property management expense, respectively. For the nine months ended September 30, 2018 and 2017, and $19,229 and $56,460 was recorded in general and administrative expense, respectively, and $4,353 and $8,004 was recorded in property management expense, respectively.

(2)
Includes Merger and transaction-related expenses included within general and administrative and accelerated depreciation and amortization of certain corporate assets included in depreciation and amortization.

(3)
Includes $0 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and nine months ended September 30, 2018, respectively, and includes $16,000 for both the three and nine months ended September 30, 2017.

(4)
Weighted average common shares outstanding — diluted is calculated in accordance with GAAP and is used in the calculation of net income (loss) per common share — diluted. See Part I. Item 1. “Financial Statements — Note 12 of Notes to Condensed Consolidated Financial Statements” for a description of this calculation.

(5)
Net income (loss) per common share — diluted is calculated based on net income (loss) available to common shareholders only for the period after February 1, 2017, the date on which our common stock began trading on the New York Stock Exchange. For the period from February 1, 2017 through September 30, 2017 we had a net loss of $42,837. See Part I. Item 1. “Financial Statements — Note 12 of Notes to Condensed Consolidated Financial Statements.”

(6)
Weighted average common shares and OP Units outstanding — diluted is calculated using the treasury stock method and represents common share equivalents, including units of partnership interests in INVH LP (“OP Units”), that are dilutive for FFO, Core FFO, and AFFO.

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
As of September 30, 2018, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $6,389.6 million, and Term Loan Facility of $1,500.0 million of which 77.6% was effectively converted to fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 basis point increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $17.4 million or $17.7 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level. Consistent with guidance issued by the SEC, the scope of management’s assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting of SWH, which we acquired on November 16, 2017 and which represented 49.8% of our single-family residential properties, net and 40.9% of our consolidated revenues as of and for the quarter ended September 30, 2018, respectively.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As mentioned above, we acquired SWH on November 16, 2017. We have reviewed the internal control structure of SWH and, where necessary, are in the process of integrating SWH into our overall internal control over financial reporting process.

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

31.1	Certificate of Dallas B. Tanner, Interim President and Chief Investment Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate of Dallas B. Tanner, Interim President and Chief Investment Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
Date: November 5, 2018