Form 10-K
period 2018-12-31
Invitation Homes Inc.
filed 2019-02-28
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $6.9 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 25, 2019, there were 521,190,091 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	6
Item	1A.	Risk Factors	14
Item	1B.	Unresolved Staff Comments	45
Item	2.	Properties	45
Item	3.	Legal Proceedings	45
Item	4.	Mine Safety Disclosures	45

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	46
Item	6.	Selected Financial Data	47
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item	8.	Financial Statements and Supplementary Data	78
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item	9A.	Controls and Procedures	78
Item	9B.	Other Information	81

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	82
Item	11.	Executive Compensation	82
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item	13.	Certain Relationships and Related Transactions, and Director Independence	82
Item	14.	Principal Accountant Fees and Services	82

PART IV
Item	15.	Exhibits and Financial Statement Schedules	83
Item	16.	Form 10-K Summary	91

Signatures
Exhibits

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the merger with Starwood Waypoint Homes (“SWH”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with achieving expected revenue synergies or cost savings from the merger, risks inherent to the single-family rental industry sector and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring our properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under Part I. Item 1A. “Risk Factors,” as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Prior to the completion of our initial public offering, our business was owned by six holding entities: Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P., and Invitation Homes 6 L.P. We refer to these six holding entities collectively as the “IH Holding Entities.” Unless the context suggests otherwise, references to “IH1,” “IH2,” “IH3,” “IH4,” “IH5,” and “IH6” refer to Invitation Homes L.P., Preeminent Holdings Inc., Invitation Homes 3 L.P., Invitation Homes 4 L.P., Invitation Homes 5 L.P., and Invitation Homes 6 L.P., respectively, in each case including any wholly owned subsidiaries, if applicable. THR Property Management L.P., a wholly owned subsidiary of IH1 (the “Manager”), provides all management and other administrative services with respect to the homes we own. The IH Holding Entities were under the common control of Blackstone Real Estate Partners VII L.P., an investment fund sponsored by The Blackstone Group L.P., and its general partner and certain affiliated funds and investment vehicles. Investment funds and vehicles associated with or designated by The Blackstone Group L.P. are referred to herein as “Blackstone” or our “Sponsor.” We refer to Blackstone, together with our management and other equity holders prior to the completion of our initial public offering, collectively as our “Pre-IPO Owners.”
On November 16, 2017 (the “Merger Date”), pursuant to an Agreement and Plan of Merger, dated August 9, 2017 (the “Merger Agreement”), by and among Invitation Homes Inc. (“INVH”), Invitation Homes Operating Partnership LP (“INVH LP”), IH Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of INVH (“REIT Merger Sub”), SWH and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH (“SWH Partnership”), SWH merged with and into REIT Merger Sub, with REIT Merger Sub surviving as our subsidiary (the “REIT Merger”). Immediately after the REIT Merger, SWH Partnership merged with and into INVH LP, with INVH LP surviving as our subsidiary (the “Partnership Merger,” and together with the REIT Merger, the “Mergers”). “Legacy SWH” and “SWH,” as the context requires, refer to the business practices and operations of SWH prior to the Mergers, including the homes owned by SWH. “Legacy IH” refers to the business practices and operations of INVH prior to the Mergers, including the homes owned by INVH.
Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer (1) prior to the consummation of the reorganization transactions described in Part I. Item 1. “Business” (the “Pre-IPO Transactions”), to the combined IH Holding Entities and their consolidated subsidiaries, including INVH LP, (2) after the consummation of the Pre-IPO Transactions, to INVH and its consolidated subsidiaries (including INVH LP and the IH Holding Entities), and (3) after the consummation of the Mergers, to INVH and its consolidated subsidiaries including those acquired in the Mergers.
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

•	“Carolinas” includes Charlotte, NC, Greensboro, NC, Raleigh, NC, and Fort Mill, SC;

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

•	“Northern California” includes Chico, CA, Modesto, CA, Napa, CA, Sacramento-Arden-Arcade-Roseville, CA, San Francisco-Oakland-Hayward, CA, Stockton-Lodi, CA, Vallejo-Fairfield, CA, and Yuba City, CA;

•	“PSF” means per square foot;

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

•	“Southeast United States” includes our Atlanta, Carolinas, and Nashville markets;

•	“South Florida” includes Miami-Fort Lauderdale-West Palm Beach, FL, and Port St. Lucie, FL;

•	“Southern California” includes Bakersfield, CA, Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA, and San Diego-Carlsbad, CA;

•
“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless the context otherwise requires, all measures in this Annual Report on Form 10-K are presented on a total portfolio basis;

•
“turnover rate” represents the number of instances that homes in an identified population become unoccupied in a given period, divided by the number of homes in such population. To the extent the measurement period shown is less than 12 months, the turnover rate may be reflected on an annualized basis; and

•	“Western United States” includes our Southern California, Northern California, Seattle, Phoenix, Las Vegas, and Denver markets.

PART I
ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With more than 80,000 homes for lease in 17 markets across the country as of December 31, 2018, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We operate in markets with strong demand drivers, high barriers to entry, and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, as well as through the Mergers, we designed our portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that enables us to effectively and efficiently acquire, renovate, lease, maintain, and manage our homes.
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
Our Platform
Our vertically integrated, scalable platform allows greater influence over the experience of our residents while enabling us to better control operating costs and continuously share best practices across functional areas of the business. Our differentiated platform is built upon:

•
Resident-centric focus. Our high-touch business model enables us to continuously solicit and integrate resident feedback into our operations and tailor our approach to address their preferences, providing a superior living experience and fostering customer loyalty. We believe this, in turn, drives rent growth, occupancy, and low turnover rates and will enable us to develop significant brand equity in the longer term.

•
Local presence and expertise. We employ a differentiated “Community Model” whereby in-market managers oversee the operations of local leasing management, property management, and maintenance teams, enabling us to provide outstanding resident service, leverage local expertise in managing rental, occupancy, and turnover rates, and improve cost and oversight over renovations and ongoing maintenance. As a result of our concentrated footprint within our markets, our regional managers and in-market teams are able to realize local-operator advantages, while still benefiting from significant economies of scale.

•
Scalable, centralized infrastructure. We support local market operations with national strategy, infrastructure, and standards to drive efficiency, consistency, and cost savings. We utilize our extensive scale to ensure the consistent quality of our resident experience and maximize cost efficiencies and purchasing power. On a national level we are also able to standardize resident leases, employ a consistent approach to resident screening and leasing operations, and utilize dynamic, rules-based pricing tools informed by local market conditions.

Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership based in our corporate headquarters focused on investment and asset management strategy. Through the integration of investment and asset management and property management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, and capital spending into asset selection. We believe the advantages of our integrated acquisition platform and local market expertise have driven the quality of our existing portfolio of 80,807 homes as of December 31, 2018. We believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
Our Business Activities
Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain, and manage our homes. Our differentiated approach, which combines a resident-centric focus, local market presence and expertise, and national strategy, infrastructure, and standards, informs all areas of our operations.
Property Operations
Property operations encompasses the in-house local market management and execution of marketing, leasing, resident relations, and maintenance functions. We have developed and employ a highly scalable, vertically integrated, and resident-centric property management service platform, referred to as “ProCare Service.” All of our property management functions have been internally managed since our founding in 2012, and we have developed an extensive property management infrastructure, including an online resident portal, Smart Home technology, a technology suite to manage work orders and personnel, dedicated in-market personnel, and local offices in each of our markets. All of our local market personnel are supported by our centralized national infrastructure, which allows us to deploy best practices and standardization where appropriate. The combination of our local market presence and national infrastructure enables us to exercise greater control over our property management service platform, allowing us to enhance the experience of our residents, better manage operating costs, and share best practices across various functional areas of our business.
We have organized our in-house property management personnel and operating structure according to a “Community Model” whereby Vice Presidents of Operations in each of our markets are responsible for the operations of local leasing management, property management, and maintenance teams. We believe our “Community Model” differentiates our approach to local market operations and enables us to provide superior, high-touch resident service, maximize the effectiveness of our in-market personnel in managing rental, occupancy, and turnover rates and improve our cost management and oversight over both upfront renovations and ongoing maintenance.
Marketing and Leasing
Our in-house personnel are responsible for establishing rental rates, marketing and leasing properties, and collecting and processing rent. We establish rental rates based on a dynamic, rules-based pricing tool that is informed by local market conditions, including a competitive analysis of market rents for institutional single-family rental properties, growth in single-family and multifamily market rents since a specific home’s last lease commenced, the size, fit and finish, and location of the home, the number of applications received and/or showings a property has experienced since becoming available, and the number of days a home has been available on the market, as well as qualitative factors, such as neighborhood characteristics, community amenities, and proximity to employment centers, desirable schools, transportation corridors, and local services.
We typically begin pre-marketing properties 30 to 60 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including our proprietary website, internet listing services (such as Zillow, Trulia, HotPads, and Realtor.com), MLS, yard signs, social and other digital media, and local brokers. We own internal brokerages to serve each state in which we operate and primarily utilize in-market leasing agents who work with us to lease our homes. In some markets, we also utilize a network of local real estate agents to show homes to prospective residents and offer those agents limited co-broker fees.
Prospective residents may submit an application through the application portal on our website or in person. In order to maintain brand consistency and better track compliance with leasing requirements, we utilize standardized online applications, national lease agreements, move-in and move-out documents, resident communications, and other ancillary documents. We evaluate prospective residents in a standardized manner through the use of a third party resident screening partner. Our resident screening process includes obtaining appropriate identification, a thorough evaluation of credit history and household income, a review of the applicant’s rental history, and a background check for criminal activity. Although we require a minimum income to rent ratio, many additional factors are also taken into consideration during the resident evaluation process, including eviction history, criminal history, and rental and other payment history.
Our disciplined investment strategy and local, in-market approach have given us scale and density of homes in desirable neighborhoods, enabling us to execute demographic and geo-targeted digital advertising. We believe this increases our likelihood of capturing and retaining qualified residents whose lifestyle and purchasing power enhance our opportunity to develop and market other programs and services.
Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, contests, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms and incentivize them to pay their rent online.
Resident Relations and Property Maintenance
Our in-house personnel in each of our markets are also responsible for property repairs and maintenance and resident relations. In coordination with a third party vendor, we offer a 24/7 emergency telephone line to handle after hours maintenance issues on an expedited basis as needed, and our residents can also contact us through our online resident portal, our call centers, or our local property management offices. As part of our ongoing property management process, we seek to conduct routine repairs and maintenance in a timely manner, as appropriate, by appointment at the resident’s convenience. We seek to utilize quality materials to minimize the recurrence of maintenance requests and maximize long-term rental income and cash flows from our portfolio.
We typically utilize our in-house maintenance personnel in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, heating, ventilation, and air conditioning (“HVAC”) systems, plumbing, and electrical work to vetted, pre-approved third party vendor partners. We strive to maximize the number of maintenance calls that are addressed by our in-house maintenance technicians. In cases where we outsource more complex or extensive repairs, our in-house maintenance personnel provide oversight to ensure quality control and cost effectiveness. In addition, our in-house property management personnel conduct periodic visits to our properties to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, conduct preventative maintenance, and ensure compliance with lease terms, local laws, and HOA rules and regulations.
ProCare Service, our property management service platform, utilizes a number of policies and programs designed to improve the efficiency of our property maintenance practices and maximize resident satisfaction with our service model. When a new resident moves into one of our homes, our in-house personnel conduct a resident orientation, during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation, and inform the resident that we will be conducting a post move-in maintenance visit. Following the move-in orientation, each resident is encouraged to keep a record of any non-emergency service items noted after moving into the home. At the time of the first move-in maintenance visit, our in-house property maintenance personnel will address any non-emergency service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance personnel. Finally, the post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
Following the regularly scheduled post move-in maintenance visit described above, our in-house property maintenance personnel in each of our markets also conduct mid-lease preventive maintenance visits. During preventive maintenance visits, our in-house property maintenance personnel inspect the home’s systems, paying particular attention to potential safety hazards as well as potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed. Examples of areas of focus for preventive maintenance visits include smoke and carbon monoxide detectors, air filters, hot water heaters, toilet valves, under-sink plumbing, and garbage disposals, among others.
We also conduct pre move-out visits 15 to 30 days prior to scheduled resident move-outs. These visits allow us to notify residents of any repairs they may need to undertake prior to moving out of the property, such as carpet cleaning or landscaping maintenance, in order to avoid forfeiture of part or all of their security deposit. In addition, these visits allow our in-house property maintenance personnel to begin preparing a scope of work and budget for the turnover work we undertake between residents to prepare our homes to be re-leased to a new resident. These visits also increase our ability to pre-market our homes.
Regardless of the purpose or timing of the visit, our in-house property maintenance personnel are required to conduct a general property condition assessment (“GPCA”) every time they visit one of our homes. The GPCA requires our in-house property maintenance personnel to assess and document interior and exterior condition, whether the resident is adhering to the terms of their lease, as well as any potential safety hazards or potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed.
Investment and Asset Management
Acquisition Strategy
We have a disciplined acquisition platform that is capable of deploying capital across multiple acquisition channels and markets simultaneously. Our markets were generally selected through a robust process utilizing an analysis of housing and rental market supply and demand fundamentals, macroeconomic and demographic trends, and risk-adjusted total return potential. Specifically, the process we use to select and, on an ongoing basis, evaluate our markets ranks these markets based on relative weightings of factors that include, but are not limited to, forecast population and employment growth, household formation, historical and forecast deliveries of new residential housing supply, discounts to replacement cost for single-family residential housing, size of the addressable market, volume of new and existing home sales, potential yields implied by the relationship between market rental rates and the price of single-family residential housing, forecast home price appreciation, and forecast rental rate growth.
We have amassed significant scale within our 17 markets. In these markets, our acquisition strategy has been, and will continue to be, focused on buying, renovating, and operating high quality single-family homes for lease that we believe will appeal to and attract a high quality resident base, that will experience robust long-term demand, and that will benefit from capital appreciation. In evaluating acquisitions, we analyze numerous factors, including neighborhood desirability, proximity to employment centers, schools, and transportation corridors, community amenities, construction type, and required ongoing capital needs, among others.
We target submarkets and neighborhoods in undersupplied high-growth markets and leverage our in-house acquisition and operations teams’ local market expertise to acquire homes in in-fill locations that we believe will experience above average rental rate growth and home price appreciation. Our in-house acquisition teams are comprised of dedicated professionals located in our markets and at our corporate headquarters who provide strategic direction and broad oversight. Our acquisition teams have significant local market experience and expertise in single-family investments and sales, which enables us to target specific submarkets, neighborhoods, individual streets, and homes that meet our selection and underwriting criteria. To date, we have underwritten more than one million individual homes which gives us a substantial proprietary database on which we can draw as we evaluate future acquisition opportunities in our markets. The number of homes underwritten represents the total number of acquisition opportunities that we have considered and of which we have conducted preliminary analysis, including acquisition opportunities that were ultimately not pursued or completed. As a result of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition. We also collaborate with local market real estate brokers and others, and leverage these relationships to source off-market acquisition opportunities. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinates with our in-house renovation, maintenance, and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.
Property Renovations
We have an in-house team of dedicated personnel located in our markets who oversee our upfront property renovation process and the ongoing maintenance of our homes, with support from centralized construction experts and infrastructure. This team works in collaboration with our in-house investment and property management teams to maximize the total return of our upfront investment and minimize ongoing maintenance costs. To this end, our professionals evaluate: the structural needs and major systems of a property (e.g., examining roofs, HVAC systems, and siding); other maintenance-reducing improvements and repairs (e.g., installing durable hard-surface flooring, removing carpet from high-traffic areas, and testing plumbing and pipes both in the home and out to the street); and the level of fit and finish required to maintain consistency with our brand standards and maximize rental demand (e.g., selecting cabinet and countertop finishes and appliances designed to improve resident demand).
In general, before a home is acquired or when an acquired home first becomes vacant, our in-house teams begin the renovation process by preparing a detailed renovation budget and scope of work based on an assessment of each property’s major systems and structural features. These include HVAC, roofs, pools, and plumbing and electrical systems. In addition, we also evaluate other features of our homes’ fit and finish, including appliances, landscaping, decks and/or patios, and fixtures. During our initial assessment, we also determine the potential for, and potential return on, any value-additive upgrades that may reduce future operating costs or enhance rental demand and, by extension, our ability to realize more attractive rental, occupancy or turnover rates.
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
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives. We believe we have a proven ability to optimize sales prices while reducing both time to sale and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS. We believe the significant local density of our portfolio, which averages approximately 4,800 homes per market as of December 31, 2018, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Corporate Responsibility
Corporate social responsibility is vitally important to who we are as a company. We support social and environmental initiatives, particularly in our operations and communities. We strive to manage and minimize negative impacts throughout the value chain where possible and work on developing sustainable business practices through our organization. We believe that we can respond to local and global environmental challenges by combining our strengths in sustainability, innovation, and partnership. Our Corporate Social Responsibility Policy is posted on our corporate website and applies to all activities undertaken by or on behalf of Invitation Homes anywhere we operate. This policy encompasses areas of community and associate engagement, human rights, corporate governance and ethics, and environmental initiatives, that reflect existing and emerging standards of corporate social responsibility.

Our mission statement “Together with you, we make a house a home” reflects a commitment to our resident-centric business philosophy. The way we carry out that mission on a daily basis is reflected in our company’s core values: Unshakable Integrity, Genuine Care, Continuous Excellence, and Standout Citizenship. Our vision is to be the premier choice in home leasing by continuously enhancing our residents’ living experiences and communities. We believe in doing business with a purpose. Since our inception, we have operated to benefit our residents, our associates, our stakeholders, and our communities by deeply embedding our values, ethics, and integrity into all that we do. The way we think, act, partner, and execute is guided by our values. Our Code of Business Conduct and Ethics is posted on our corporate website and explains how we integrate our purpose, mission, and values into our daily decisions. It demonstrates our commitment to our stakeholders to be a responsible corporate citizen and a good business partner.
We recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. As of December 31, 2018, we and our predecessors have invested approximately $2.2 billion in the upfront renovation of homes in our portfolio. We have invested approximately $35,000 per home in the upfront renovation of homes for which the renovation was completed during the year ended December 31, 2018. We believe that the investments we make and the high standards to which we renovate and maintain our homes benefit our communities, creating jobs and improving the overall quality of life for our residents and their neighbors. We believe such investments improve our relationships with local communities and HOAs and enhance our brand recognition and loyalty. By offering quality homes in attractive neighborhoods, we believe we give residents the choice to lease a home in a community that may not have otherwise been attainable.
Invitation Homes puts residents first with our best-in-class ProCare Service property management service platform. From welcoming residents with an in-person home orientation at move-in, to making residents’ lives easier with our Smart Home technology offering, to providing mid-lease customer care visits and 24/7 maintenance service, we strive to provide our residents with a worry-free leasing lifestyle.
We also take pride in giving back to our communities, such as through our “There’s No Place Like Home” scholarship contest.  In addition, Invitation Homes associates receive 20 hours of paid time off to volunteer in their communities each year. They have used this time to build homes and shelters, contribute and package food and school supplies, and provide other needed support in their communities.
Our associates are our most precious resource. From our focus on health and safety to our support for a diverse and inclusive culture, we treat each other fairly and act with honesty, integrity, and respect.
Pre-IPO Transactions and Mergers
On January 31, 2017, we and our Pre-IPO Owners effected certain transactions (the “Pre-IPO Transactions”) that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, INVH LP became a consolidated subsidiary of INVH. A wholly owned subsidiary of INVH, Invitation Homes OP GP LLC, serves as INVH LP’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis in our 2017 financial statements. Accordingly, after January 31, 2017, our consolidated financial statements include the accounts of INVH and its wholly owned subsidiaries. Prior to that date, our consolidated financial statements include the combined accounts of INVH LP and the IH Holding Entities and their wholly owned subsidiaries.
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
On the Merger Date, we completed the Mergers with SWH. Under the terms of the Merger Agreement, each outstanding SWH common share was converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SWH Partnership was converted into 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SWH (an “SWH RSU”) that vested as a result of the Mergers was automatically converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). After giving effect to the Mergers, as of December 31, 2018, INVH owns a 98.3% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
Risk Management
We face various forms of risk in our business ranging from broad economic, housing market, and interest rate risks, to more specific factors, such as credit risk related to our residents, re-leasing of properties, and competition for properties. We believe that the systems and processes developed by our board of directors and our experienced executive team allow us to monitor, manage, and ultimately mitigate these risks. For example, we seek to minimize bad debt expense through our robust, standardized resident screening process (which includes credit checks, evaluations of household income, and criminal background checks), as well as by utilizing Automated Clearing House, which includes an auto-pay feature, to facilitate the collection of a majority of our rental payments. In addition, we track resident delinquency on a daily basis and assess any late fees promptly in accordance with the terms of our lease (typically between the third and fifth calendar day of the month).
Insurance
We maintain property, casualty, and corporate-level insurance coverage related to our business, including general liability, business auto, umbrella, commercial crime, directors’ and officers’ liability, fiduciary liability, cyber liability, employment practices liability, and workers’ compensation insurance. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage and industry practice. However, our insurance coverage is subject to deductibles and coverage exclusions, and we are self-insured up to the amount of such deductibles and exclusions. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — We may suffer losses that are not covered by insurance.”
Systems and Technology
Effective systems and technology are essential components of our business. We have made significant investments in our lease management, construction management, property and corporate accounting, and asset management systems. These systems have been designed to be scalable to accommodate continued growth in our portfolio of single-family homes for lease. Our website is fully integrated into our resident accounting and leasing system. From our website, which is accessible from mobile devices, prospective residents can browse homes available for lease, request additional information, and apply to lease a specific home. Through online resident portals and native mobile applications, existing residents can set up automatic payments and request maintenance service. Our system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system also interfaces with our third party resident screening vendor partner to expedite evaluations of prospective residents’ rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine results and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.
Competition
We face competition from different sources in each of our two primary activities: acquiring properties and leasing our properties. We believe our competitors in acquiring properties for investment purposes are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be leased or restored and sold, and larger investors, including private equity funds and other real estate investment trusts (“REITs”), that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs, and other sizable private institutional investors. These same competitors may also compete with us for residents. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio, and adversely impact our ability to achieve attractive total returns. However, we believe that our acquisition platform, our extensive in-market property operations infrastructure, and local expertise in our markets provide us with competitive advantages.

Seasonality
Our business and related operating results have been, and we believe that they will continue to be, impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of resident move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets by increases in expenses such as HVAC repairs and landscaping expenses during the summer season.
Regulation
General
Our properties are subject to various covenants, laws, ordinances, and rules. We believe that we are in material compliance with such covenants, laws, ordinances, and rules, and we also require that our residents agree to comply with such covenants, laws, ordinances, and rules in their leases with us.
Fair Housing Act
The Fair Housing Act (“FHA”) and its state law counterparts, and the regulations promulgated by the United States Department of Housing and Urban Development and various state agencies, prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women, and people in the process of adopting a child or securing custody of children under the age of 18), disability or, in some states, financial capability. We train our associates on a regular basis regarding such laws and regulations and we believe that our properties are in compliance with the FHA and other such regulations.
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
Broker Licensure
We own internal brokerages to serve each state in which we operate, and primarily utilize in-market leasing agents who work with us to lease our homes. Our internal brokerages are subject to numerous federal, state, and local laws and regulations that govern the licensure of real estate brokers and affiliate brokers and set forth standards for, and prohibitions on, the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state, and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our internal brokerages.
Environmental Matters
As a current or prior owner of real estate, we are subject to various federal, state, and local environmental laws, regulations, and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. We are not aware of any environmental matters that would have a material adverse effect on our financial position. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Contingent or unknown liabilities could adversely affect our financial condition, cash flows, and operating results.”
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
Employees
As of December 31, 2018, we had 1,231 dedicated full-time personnel, which we supplement with temporary and contract resources. None of our personnel are covered by a collective bargaining agreement.
REIT Qualification
We have elected to qualify as a REIT for United States federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to United States federal income tax on net taxable income that we distribute annually to our stockholders. In order to qualify as a REIT for United States federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders, and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.
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
Website and Availability of SEC filings
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov.
We maintain an internet site at IR.InvitationHomes.com, where we make our SEC filings available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K. We use our website IR.InvitationHomes.com as a channel of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at IR.InvitationHomes.com. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Invitation Homes when you enroll your email address by visiting the Email Notification section at IR.InvitationHomes.com under the Investor Resources tab. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, many of which are beyond our control, including, without limitation:

•	changes in national, regional, or local economic, demographic, or real estate market conditions;

•	changes in job markets and employment levels on a national, regional, and local basis;

•	declines in the value of residential real estate;

•	overall conditions in the housing market, including:

•	macroeconomic shifts in demand for rental homes;

•	inability to lease or re-lease homes to residents on a timely basis, on attractive terms or at all;

•	failure of residents to pay rent when due or otherwise perform their lease obligations;

•	unanticipated repairs, capital expenditures, weather related damages, or other costs;

•	uninsured damages; and

•	increases in property taxes, HOA fees, and insurance costs;

•	level of competition for suitable rental homes;

•	terms and conditions of purchase contracts;

•	costs and time period required to convert acquisitions to rental homes;

•	changes in interest rates and availability of financing that may render the acquisition of any homes difficult or unattractive;
•the liquidity of real estate investments, generally;
•the short-term nature of most residential leases and the costs and potential delays in re-leasing;
•changes in laws, including those that increase operating expenses or limit our ability to increase rental rates;

•	the impact of potential reforms relating to government-sponsored enterprises involved in the home finance and mortgage markets;

•
rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;

•	disputes and potential negative publicity in connection with eviction proceedings;

•	construction of new supply;

•	costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;

•	fraud by borrowers, originators, and/or sellers of mortgage loans;

•	undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations;

•	casualty or condemnation losses;

•	the geographic mix of our properties;

•	the cost, quality, and condition of the properties we are able to acquire; and

•	our ability to provide adequate management, maintenance, and insurance.
Any one or more of these factors could adversely affect our business, financial condition, and results of operations.

We are employing a business model with a limited track record, which may make our business difficult to evaluate.
Until recently, the single-family rental business consisted primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining, and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our stock price to decline significantly.
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
We have a limited operating history. As a result, an investment in our common stock may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and you could lose all or a portion of the value of your ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:

•	our ability to effectively manage renovation, maintenance, marketing, and other operating costs for our properties;

•	economic conditions in our markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;

•	our ability to maintain high occupancy rates and target rent levels;

•	the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;

•	our ability to compete with other investors entering the single-family rental industry;

•	costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, property taxes, HOA fees, and insurance;

•	judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rental rates;

•	reversal of population, employment, or homeownership trends in our markets; and

•	interest rate levels and volatility, which may affect the accessibility of short-term and long-term financing on desirable terms.
In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of the properties that we acquire may decline substantially after we purchase them.
We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of over 80,000 homes as of December 31, 2018. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:

•
stabilize and manage an increasing number of properties and resident relationships across our geographically dispersed portfolio while maintaining a high level of resident satisfaction and building and enhancing our brand;

•	identify and supervise a number of suitable third parties on which we rely to provide certain services outside of property management to our properties;

•	attract, integrate, and retain new management and operations personnel; and

•	continue to improve our operational and financial controls and reporting procedures and systems.
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
Many of the expenses associated with our business, such as property taxes, HOA fees, insurance, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.
Increasing property taxes, HOA fees, and insurance costs may negatively affect our financial results.
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
In addition, a significant portion of our properties are located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments, or insurance rise significantly and we are unable to increase rental rates due to rent control laws or other regulations to offset such increases, our results of operations would be negatively affected.
We have recorded net losses in the past and we may experience net losses in the future.
We have recorded consolidated net losses for the years ended December 31, 2018, 2017, and 2016. These net losses were inclusive in each period of significant non-cash charges, consisting primarily of depreciation and amortization expense. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may likely continue to record net losses in future periods.

We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us. We also face intense competition for the employment of highly skilled managerial, investment, financial, and operational personnel.
We rely on a small number of persons to carry out our business and investment strategies, and the loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.
In addition, the implementation of our business plan may require that we employ additional qualified personnel. Competition for highly skilled managerial, investment, financial, and operational personnel is intense. As additional large real estate investors enter into and expand their scale within the single-family rental business, we have faced increased challenges in hiring and retaining personnel, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.
Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics, and changes in employment legislation. If we are unable to retain qualified personnel or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.
Our investments are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry, which exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the single-family properties sector.
Our investments in real estate assets are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results.
In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.
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

Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy, and poor workmanship. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.
We face significant competition in the leasing market for quality residents, which may limit our ability to lease our single-family homes on favorable terms.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings, and condominium units. Competing properties may be newer, better located, and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. Additionally, some competing housing options may qualify for government subsidies that may make such options more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.
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
In acquiring our properties, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. We also compete with individual private home buyers and small scale investors.
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
Compliance with governmental laws, regulations, and covenants that are applicable to our properties or that may be passed in the future, including permit, license, and zoning requirements, may adversely affect our ability to make future acquisitions or renovations, result in significant costs or delays, and adversely affect our growth strategy.
Rental homes are subject to various covenants and local laws and regulatory requirements, including permitting, licensing, and zoning requirements. Local regulations, including municipal or local ordinances, restrictions, and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup, or hazardous material abatement requirements. Additionally, such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulations will not be adopted that would increase such delays or result in additional costs. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses, and approvals could have a material adverse effect on us and cause the value of our common stock to decline.
Tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability.
As the landlord of numerous properties, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures, and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Additionally, state and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws, and need to incur supervisory and legal expenses to ensure such compliance. To the extent that we do not comply with state or local laws, we may be subjected to civil litigation filed by individuals, in class actions or actions by state or local law enforcement and our reputation and financial results may suffer. We may be required to pay our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.

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
Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation, and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues, and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising, and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take or what remedies they may seek.
Additionally, such organizations may lobby local county and municipal attorneys or state attorneys general to pursue enforcement or litigation against us, may lobby state and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business, or may generate negative publicity for our business and harm our reputation. If they are successful in any such endeavors, they could directly limit and constrain our operations and may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
Our evaluation of properties involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire and/or overvaluing our properties or our properties failing to perform as we expect.
We are authorized to follow a broad investment policy established by our board of directors and subject to implementation by our management. Our board of directors periodically reviews and updates the investment policy and also reviews our portfolio of residential real estate, but it generally does not review or approve specific property acquisitions. Our success depends on our ability to acquire properties that can be quickly possessed, renovated, repaired, upgraded, and rented with minimal expense and maintained in quality condition. In determining whether a particular property meets our investment criteria, we also make a number of assumptions, including, among other things, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing, and resident default rates. These assumptions may prove inaccurate, particularly since the properties that we acquire vary materially in terms of time to possession, renovation, quality and type of construction, geographic location, and hazards. As a result, we may pay too much for properties we acquire and/or overvalue our properties, or our properties may fail to perform as anticipated. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties qualifying under our investment criteria, including assumptions related to our ability to lease properties we have purchased.
Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.
Though we are internally managed, we use local and national third party vendors and service providers to provide certain services for our properties. For example, we typically engage third party home improvement professionals with respect to certain maintenance and specialty services, such as HVAC, roofing, painting, and floor installations. Selecting, managing, and supervising these third party service providers requires significant resources and expertise, and because our portfolio consists of geographically dispersed properties, our ability to adequately select, manage, and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.

We have entered into a three-year contract with a third party vendor to provide certain services for our properties. Because of the large volume of services under this contract, only a limited number of companies are capable of servicing our needs on this scale. Accordingly, the inability or unwillingness of this vendor to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.
We generally do not have exclusive or long-term contractual relationships with third party providers and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage, and supervise appropriate third parties to provide these services, our reputation and financial results may suffer.
We rely on the systems of our third party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service, and their ability to attract and retain sufficient qualified personnel to perform our work. A failure in the systems of one of our third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified personnel, could have a material adverse effect on our business, results of operations, and financial condition.
Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, misconduct, incompetence, or theft by our third party service providers. In addition, any removal or termination of third party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third party service providers may reflect poorly on us and could significantly damage our reputation among desirable residents. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines, or penalties and our reputation may suffer. In the event of failure by our general contractors to pay their subcontractors, our properties may be subject to filings of mechanics or materialmen liens, which we may need to resolve to remain in compliance with certain debt covenants, and for which indemnification from the general contractors may not be available.
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
Allegations of deficiencies in auction practices could result in claims challenging the validity of some auctions, potentially placing our claim of ownership to the properties at risk. Since we may not have obtained title insurance policies for properties we acquired through the auction process, such instances or such proceedings may result in a complete loss without compensation.
Title defects could lead to material losses on our investments in our properties.
Our title to a property may be challenged for a variety of reasons, and in such instances title insurance may not prove adequate. For example, while we do not lend to homeowners and accordingly do not foreclose on a home, our title to properties we acquire at foreclosure auctions may be subject to challenge based on allegations of defects in the foreclosure process undertaken by other parties. In addition, we have in the past, and may from time to time in the future, acquire a number of our properties on an “as is” basis, at auctions or otherwise. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing, or purchasing the wrong residence without the benefit of title insurance prior to closing. Although we use various policies, procedures, and practices to assess the state of title prior to purchase and obtain title insurance if an acquired property is placed into a securitization facility in connection with a mortgage loan financing, there can be no assurance that these policies and procedures will be effective, which could lead to a material if not complete loss on our investment in such properties.
For properties we acquire at auction, we similarly may not obtain title insurance prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and title insurance protection may not be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased.
Increased scrutiny of title matters could lead to legal challenges with respect to the validity of the sale. In the absence of title insurance, the sale may be rescinded, and we may be unable to recover our purchase price, resulting in a complete loss. Title insurance obtained subsequent to purchase offers little protection against discoverable defects because they are typically excluded from such policies. In addition, any title insurance on a property, even if acquired, may not cover all defects or the significant legal costs associated with obtaining clear title.
Any of these risks could adversely affect our operating results, cash flows, and ability to make distributions to our stockholders.
We are subject to certain risks associated with bulk portfolio acquisitions and dispositions.
We have acquired and disposed of, and may continue to acquire and dispose of, properties we acquire or sell in bulk from or to other owners of single-family homes, banks, and loan servicers. When we purchase properties in this manner, we often do not have the opportunity to conduct interior inspections or conduct more than cursory exterior inspections on a portion of the properties. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. Bulk portfolio acquisitions are also more complex than single-family home acquisitions, and we may not be able to implement this strategy successfully. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the bulk portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes be purchased as a package even though we may not want to purchase certain individual assets in the bulk portfolio.
Moreover, to the extent the management and leasing of such properties has not been consistent with our property management and leasing standards, we may be subject to a variety of risks, including risks relating to the condition of the properties, the credit quality and employment stability of the residents, and compliance with applicable laws, among others. In addition, financial and other information provided to us regarding such portfolios during our due diligence may be inaccurate, and we may not discover such inaccuracies until it is too late to seek remedies against such sellers. To the extent we pursue such remedies, we may not be able to successfully prevail against the seller in an action seeking damages for such inaccuracies. If we conclude that certain individual properties purchased in bulk portfolio sales do not fit our target investment criteria, we may decide to sell, rather than renovate and lease, such properties, which could take an extended period of time and may not result in a sale at an attractive price.
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
Contingent or unknown liabilities could adversely affect our financial condition, cash flows, and operating results.
Assets and entities that we have acquired or may acquire in the future may be subject to unknown or contingent liabilities for which we may have limited or no recourse against the sellers. Unknown or contingent liabilities might include liabilities for, or with respect to, liens attached to properties, unpaid property tax, utilities, or HOA charges for which a subsequent owner remains liable, clean-up or remediation of environmental conditions or code violations, claims of customers, vendors, or other persons dealing with the acquired entities, and tax liabilities. Purchases of single-family properties acquired at auction, in short sales, from lenders, or in portfolio purchases typically involve few or no representations or warranties with respect to the properties and may allow us limited or no recourse against the sellers. Such properties also often have unpaid tax, utility, and HOA liabilities which we may be obligated to pay but fail to anticipate. As a result, the total amount of costs and expenses that we may incur with respect to liabilities associated with acquired properties and entities may exceed our expectations, which may adversely affect our operating results and financial condition. Additionally, such properties may be subject to covenants, conditions, or restrictions that restrict the use or ownership of such properties, including prohibitions on leasing. We may not discover such restrictions during the acquisition process and such restrictions may adversely affect our ability to operate such properties as we intend.
In particular, under a Florida statutory framework implemented by certain Florida jurisdictions, a violation of the relevant building codes, zoning codes, or other similar regulations applicable to a property may result in a lien on that property and all other properties owned by the same violator and located in the same county as the property with the code violation, even though the other properties might not be in violation of any code. Until a municipal inspector verifies that the violation has been remedied and any applicable fines have been paid, additional fines accrue on the amount of the lien and the lien may not be released, in each case even at those properties that are not in violation. As a practical matter, it might be possible to obtain a release of these liens without remedying the property in violation through other methods, such as payment of an amount to the relevant county, although no assurance can be given that this option will necessarily be available or how long such a process would take.
A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules and regulations of such HOAs, which are subject to change and which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.
A significant number of our properties are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. The HOAs in which we own our properties may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to restore, market, lease, or operate our properties in accordance with our investment strategy, or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Some HOAs impose limits on the number of property owners who may lease their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs from lost rental revenue. Furthermore, we may have residents who violate HOA rules and incur fines for which we may be liable as the property owner and for which we may not be able to obtain reimbursement from the resident. Additionally, the governing bodies of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments, or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from leasing such property, or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties. Several states have enacted laws that provide that a lien for unpaid monies owed to an HOA may be senior to or extinguish mortgage liens on properties. Such actions, if not cured, may give rise to events of default under certain of our indebtedness, which could have a material adverse impact on us.
Environmentally hazardous conditions may adversely affect us.
Under various federal, state, and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources, or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements, or of remediating any contaminated property could materially and adversely affect us.
Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, proximity to power lines, or other issues. We cannot assure you that future laws, ordinances, or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by the activities of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, we may be required to comply with various local, state, and federal fire, health, life-safety, and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability, or other sanctions.
Vacant properties could be difficult to lease, which could adversely affect our revenues.
The properties we acquire may often be vacant at the time of closing, and we may acquire multiple vacant properties in close geographic proximity to one another. We may not be successful in locating residents to lease the individual properties that we acquire as quickly as we had expected, or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those properties without longer than assumed delays, which may result in increased renovation and maintenance costs and opportunity costs from lost revenues. In addition, the value of a vacant property could be substantially impaired. As a result, if vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, which may have a material adverse effect on us.
We rely on information supplied by prospective residents in managing our business.
We evaluate prospective residents in a standardized manner through the use of a third party resident screening vendor partner. Our resident screening process includes obtaining appropriate identification, a thorough evaluation of credit history and household income, a review of the applicant’s rental history, and a background check for criminal activity. We make leasing decisions based on information in rental applications completed by a prospective resident and screened by our third party partner, and we cannot be certain that this information is accurate. Additionally, these applications are submitted to us at the time we evaluate a prospective resident, and we do not require residents to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. For example, increases in unemployment levels or adverse economic conditions in certain of our markets may adversely affect the creditworthiness of our residents in such markets. Even though this information is not updated, we will use it to evaluate the characteristics of our portfolio over time. If resident-supplied information is inaccurate or our residents’ creditworthiness declines over time, we may make poor or imperfect leasing decisions and our portfolio may contain more risk than we believe.
We depend on our residents and their willingness to meet their lease obligations and renew their leases for substantially all of our revenues. Poor resident selection, defaults, and nonrenewals by our residents may adversely affect our reputation, financial performance, and ability to make distributions to our stockholders.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance, and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them.

Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs, or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.
Our leases are relatively short-term, exposing us to the risk that we may have to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis, or at all.
Substantially all of our new leases have a duration of one to two years. As such leases permit the residents to leave at the end of the lease term, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs, and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected. In addition, most of our potential residents are represented by leasing agents and we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may lose the opportunity to raise rents in an appreciating market and be locked into a lower rent until such lease expires.
Many factors impact the single-family rental market, and if rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash could decline.
The success of our business model depends, in part, on conditions in the single-family rental market in which we operate. Our investment strategy is based on assumptions about occupancy levels, rental rates, interest rates, and other factors; and if those assumptions prove to be inaccurate, our cash flows and profitability may be reduced. Recent strengthening of the United States economy and job growth, coupled with government programs designed to keep homeowners in their homes, and/or other factors may contribute to an increase in homeownership rather than renting. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets and convert them to productive uses, the supply of single-family rental properties will decrease, which may increase competition for residents, limit our strategic opportunities, and increase the cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.
We may not have control over timing and costs arising from renovating our properties, and the cost of maintaining rental properties is generally higher than the cost of maintaining owner-occupied homes, which will affect our results of operations and may adversely impact our ability to make distributions to our stockholders.
Renters impose additional risks to owning real property. Renters do not have the same interest as an owner in maintaining a property and its contents and generally do not participate in any appreciation of the property. Accordingly, renters may damage a property and its contents, and may not be forthright in reporting damages or amenable to repairing them completely, or at all. A rental property may need repairs and/or improvements after each resident vacates the premises, the costs of which may exceed any security deposit provided to us by the resident when the rental property was originally leased. Accordingly, the cost of maintaining rental properties can be higher than the cost of maintaining owner-occupied homes, which will affect our results of operations and may adversely impact our ability to make distributions to our stockholders.
Declining real estate valuations and impairment charges could adversely affect our financial condition and operating results.
We periodically review the value of our properties to determine whether their value, based on market factors, projected income, and generally accepted accounting principles in the United States (“GAAP”), has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. The reduction of net income from impairment losses could lead to a reduction in our dividends, both in the relevant accounting period and in future periods. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common stock.
Our operations are dependent upon our information systems that support our business processes, including marketing, leasing, vendor communications, finance, intercompany communications, our resident portals, and property management service platforms, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third party service providers, and a significant portion of our business operations are conducted over the Internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet, or operations at our third party service providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet, or at our third party service providers could negatively impact our operations.
Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information, and personally identifiable information of our prospective and current residents, employees, and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.
Our participation in joint venture investments may limit our ability to invest in certain markets, and we may be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, and disputes between us and our joint venture partners.
We currently, and may in the future, co-invest with third parties through partnerships, joint ventures, or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture, or other entity. These joint ventures may be subject to restrictions that prohibit us from making other investments in certain markets until all of the funds in such partnership, joint venture, or other entity are invested or committed. In addition, we may also not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture, or other entity, and our joint venture partners could take actions that are not within our control. Such actions could, among other things, impact our ability to maintain our status as a REIT. Further, investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, any of our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of any of our third party partners or co-venturers.
We are subject to litigation and regulatory proceedings.
We are involved in a range of legal and regulatory proceedings, claims, actions, inquiries, and investigations in the ordinary course of business. These legal and regulatory proceedings may include, among others, eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights, disputes arising over potential violations of HOA rules and regulations, issues with local housing officials arising from the condition or maintenance of the property, outside vendor disputes, and trademark infringement and other intellectual property claims. These actions can be time-consuming and expensive, and may adversely affect our reputation. For example, eviction proceedings by owners and operators of single-family homes for lease have recently been the focus of negative media attention. Although we are not involved in any legal or regulatory proceedings that we expect would have a material adverse effect on our business, results of operations, or financial condition, such proceedings may arise in the future.
We may suffer losses that are not covered by insurance.
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, pollution, acts of war, acts of terrorism or riots, certain environmental hazards, and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity or wind and/or flood risk. Properties located in active seismic areas include properties throughout California and Seattle. A number of our properties are also located in Texas, Florida, and Charlotte, which are areas known to be subject to wind and/or flood risk. While we have multi-year policies for earthquakes, hurricane, and/or flood risk, our properties may nonetheless incur casualty losses that are not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.
We are subject to risks from natural disasters such as earthquakes and severe weather.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes, or floods may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area.
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

Climate change may adversely affect our business.
To the extent that significant changes in the climate occur in areas where our communities are located, we may experience extreme weather and/or changes in precipitation and temperature, all of which may result in physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including significant property damage to or destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected. In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.
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
We continue to incur substantial expenses in integrating the Legacy SWH business into our business.
We incurred substantial accounting, financial advisory, legal, and other costs, and the management team devoted considerable time and effort in connection with the Mergers. We continue to incur substantial expenses in connection with integrating the business, operations, network, systems, technologies, and policies and procedures of the two companies. These expenses could have an adverse impact on our results of operations.
Although we have assumed that a certain level of transaction and integration expenses would be incurred, there are still a number of factors beyond our control that could affect the total amount or the timing of the integration expenses. If the expenses we incur as a result of the Mergers are higher than anticipated, our results of operations may be adversely affected.
We may be unable to successfully complete the integration of our business and the Legacy SWH business and realize the anticipated synergies and other expected benefits of the Mergers on the anticipated timeframe or at all.
The Mergers involved the combination of two companies which previously operated as independent public companies. We expect to benefit from the elimination of duplicative costs associated with supporting a public company platform and the resulting economies of scale. These savings are not expected to be fully realized until we are fully integrated, which is not expected to occur until mid-2019. We are required to devote significant management attention and resources to the integration of our and Legacy SWH’s business practices and operations. The potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine our and Legacy SWH’s business in a manner that permits us to achieve the cost savings anticipated to result from the Mergers, which would result in the anticipated benefits of the Mergers not being realized in the timeframe currently anticipated, or at all;

•	the complexities associated with integrating personnel from the two companies;

•	the complexities of combining two companies with different histories, geographic footprints, and rental properties;

•	the complexities in combining two companies with separate technology systems;

•	potential unknown liabilities and unforeseen increased expenses;

•	failure to perform by third party service providers who provide key services for us; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Mergers and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business, or inconsistencies in our operations, services, standards, controls, and policies and procedures, any of which could adversely affect our ability to maintain relationships with operators, vendors, and employees, to achieve the anticipated benefits of the Mergers, or could otherwise materially and adversely affect our business and financial results.
Our future results will suffer if we do not effectively manage our expanded operations following the Mergers.
Following the Mergers, the size of our business is significantly greater than the size of either of the two companies’ businesses prior to the Mergers. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements, and other benefits currently anticipated to result from the Mergers.
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
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of any refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; (6) the risk that necessary capital expenditures cannot be financed on favorable terms; and (7) the value of the collateral securing our indebtedness may fluctuate and fall below the amount of indebtedness it secures. If the income from a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.
We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2018, we had approximately $9,338.5 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
If any of the foregoing occurs, our business, financial condition, liquidity, results of operations, and prospects could be materially and adversely affected, and the trading price of our common stock could decline significantly.
We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations.
We cannot assure you that we will be able to access the capital and credit markets to obtain additional debt or equity financing or that we will be able to obtain financing on terms favorable to us. Our inability to obtain financing could have negative effects on our business. Among other things, we could have difficulty acquiring, re-developing or maintaining, our properties, which would materially and adversely affect our business strategy and portfolio, and may result in our: (1) liquidity being adversely affected; (2) inability to repay or refinance our indebtedness on or before its maturity; (3) making higher interest and principal payments or selling some of our assets on terms unfavorable to us to service our indebtedness; or (4) issuing additional capital stock, which could further dilute the ownership of our existing stockholders.
Our access to additional third party sources of financing will depend, in part, on:

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
Our existing debt agreements contain, and future debt agreements may contain, financial and/or operating covenants including, among other things, certain coverage ratios, as well as limitations on the ability to incur additional secured and unsecured debt, and/or otherwise affect our distribution and operating policies. These covenants may limit our operational flexibility and acquisition and disposition activities. Moreover, if any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default. A default under one of our debt agreements could result in a cross-default under other debt agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral, and enforce their respective interests against existing collateral. As a result, a default under applicable debt covenants could have an adverse effect on our financial condition or results of operations. Additionally, borrowing base requirements associated with our financing arrangements may prevent us from drawing upon our total maximum capacity under these financing arrangements if sufficient collateral, in accordance with our facility agreements, is not available.
For example, our mortgage loans require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash in such cash management account as the lender elects, including prepayment of principal and amounts due under the loans.
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
We have and expect to continue to utilize non-recourse long-term mortgage loans relating to pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification, in order to generate cash for funding new investments. Mortgage loans may expose us to certain risks not prevalent in other debt financings. For example, accounting rules for mortgage loans are complex and involve significant judgment and assumptions. These complexities and possible changes in accounting rules, interpretations or our assumptions could undermine our ability to prepare timely and accurate financial statements. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The global economy recently experienced a significant recession and recent events in the real estate and securitization markets, as well as the debt markets and the economy generally, have caused significant dislocations, illiquidity, and volatility in the market for asset-backed securities and mortgage-backed securities, as well as a severe, ongoing disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions of the securitization market could preclude our ability to use mortgage loans as a financing source or could render it an inefficient source of financing, making us more dependent on alternative sourcing of financing that might not be as favorable as mortgage loans in otherwise favorable markets. In addition, in the United States and elsewhere, there is now increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in a raft of measures for increased regulation which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these factors could limit our access to mortgage loans as a source of financing. The inability to consummate mortgage loans to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Senior Notes or to repurchase the Convertible Senior Notes upon a fundamental change; our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Convertible Senior Notes.
Holders of the Convertible Senior Notes (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change, such as certain change in control transactions or recapitalization transactions as defined in the indentures governing the Convertible Senior Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any. We have elected to deliver shares of our common stock (and cash in lieu of delivering any fractional share) upon conversion of the 2019 Convertible Notes (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”). Upon conversion of the 2022 Convertible Notes (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”), unless we elect to deliver solely common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share of stock), we will be required to make cash payments in respect of the 2022 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2022 Convertible Notes surrendered therefor or to pay the cash amounts due upon conversion of the 2022 Convertible Notes. In addition, our ability to repurchase the 2022 Convertible Notes or to pay cash upon conversion of the 2022 Convertible Notes may be limited by law, by regulatory authority, or by future agreements governing our indebtedness. The failure to repurchase Convertible Senior Notes at a time when the repurchase is required by the Convertible Senior Note indentures or to pay any cash due and payable on the Convertible Senior Notes as required by the Convertible Senior Note indentures would constitute a default under the indentures. A default under the Convertible Senior Note indentures or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Convertible Senior Notes or make cash payments thereon.
The conditional conversion feature of the 2022 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2022 Convertible Notes is triggered, holders of the 2022 Convertible Notes will be entitled to convert the 2022 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2022 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely common stock (other than paying cash in lieu of delivering any fractional share of stock), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.
Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Convertible Senior Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option is recorded as a fair value adjustment to the debt component of the Convertible Senior Notes. The adjustment is treated like a discount for accounting purposes and is amortized into interest expense over the term of the Convertible Senior Notes using an effective interest method. As a result, we will initially be required to record a greater amount of non-cash interest expense because of the amortization of fair value adjustment to the Convertible Senior Notes’ face amount over the term of the Convertible Senior Notes. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the fair value adjustment and the Convertible Senior Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Convertible Senior Notes.
Under certain circumstances, convertible debt instruments (such as the Convertible Senior Notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the “if-converted” method, the effect of which is that the shares of common stock contingently issuable upon conversion of convertible debt instruments are included in the calculation of diluted earnings per share to the extent that the conversion value of convertible debt instruments exceeds their principal amount. Under the “if-converted” method, for diluted earnings per share purposes, convertible debt instruments are accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in stock, are issued if such calculation is dilutive to earnings per share for the relevant periods. This could adversely affect our reported financial results, including our diluted earnings per share.
Our stockholders may experience dilution upon the conversion of the 2019 Convertible Notes.
We have elected to deliver shares of our common stock (and cash in lieu of delivering any fractional share) upon conversion of the 2019 Convertible Notes. The current conversion price of the 2019 Convertible Notes is approximately $18.52 per share, subject to adjustment in certain circumstances. If we deliver shares of common stock upon a conversion, our stockholders may incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the 2019 Convertible Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.
Offerings of additional debt securities or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.
If we decide to issue additional debt securities or equity securities that rank senior to our common stock in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any additional debt or equity securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and, if such securities are convertible or exchangeable, the issuance of such securities may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stockholdings in us.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.
Borrowings under our debt instruments totaling $7,767.7 million as of December 31, 2018 bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information), each 100 basis points (“bps”) change in interest rates on our floating rate indebtedness would result in a $14.3 million change in annual interest expense.
In connection with our debt instruments, we have obtained interest rate caps and swaps, and subject to complying with the requirements for REIT qualification, we may obtain in the future one or more additional forms of interest rate protection (in the form of swap agreements, interest rate cap contracts, or similar agreements) to hedge against the possible negative effects of interest rate fluctuations. However, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. In addition, we may be subject to risks of default by hedging counterparties. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our investments at times which may not permit us to receive an attractive return on our investments in order to meet our debt service obligations.

The REIT provisions of the Code may also limit our ability to hedge effectively. See “Risks Related to our REIT Status and Certain Other Tax Items — Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.”
Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the capital markets and our ability to raise capital. If LIBOR is discontinued, our variable rate debt agreements and financial instruments may be calculated using another base rate.
On July 27, 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates London Interbank Offered Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021 (“FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021. We are not able to predict the effect of the FCA Announcement, any changes in the methods pursuant to which LIBOR rates are determined and any other reforms to LIBOR that will be enacted in the United Kingdom and elsewhere, which may adversely affect the trading market for LIBOR based securities, or result in the phasing out of LIBOR as a reference rate for securities. In addition, any changes announced by the FCA, including the FCA Announcement, the ICE Benchmark Administration Limited (the independent administrator of LIBOR) or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which LIBOR rates are determined may result in a sudden or prolonged increase or decrease in reported LIBOR rates. Such changes, reforms or replacements relating to LIBOR could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives, and other financial obligations or extensions of credit held by us or on our overall financial condition or results of operations.

Risks Related to Our Organization and Structure
Our Sponsor may exercise significant influence over us and its interests may conflict with ours or yours in the future.
As of February 25, 2019, affiliates of our Sponsor beneficially owned approximately 42% of our common stock. Moreover, under our amended stockholders’ agreement with our Sponsor and its affiliates, so long as our Pre-IPO Owners and their affiliates together continue to beneficially own at least 5% of the shares of our common stock entitled to vote generally in the election of directors, we will nominate a certain number of individuals designated by our Sponsor, whom we refer to as the “Sponsor Directors,” for election to our board of directors as specified in our stockholders’ agreement and our Sponsor must consent to any change to the number of our directors. Sponsor Directors may not be removed without the consent of our Sponsor and any change in the number of our directors requires the consent of our Sponsor.
Although our Sponsor and its affiliates do not own shares of our stock representing a majority of our total voting power, our Sponsor is still able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, our Sponsor has significant influence with respect to our management, business plans, and policies, including the election and removal of our officers. In particular, for so long as our Sponsor continues to own a significant percentage of our stock, our Sponsor may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors and could preclude any unsolicited acquisition of our company. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.
Our Sponsor and its affiliates engage in a broad spectrum of activities, including investments in real estate generally and in the single-family rental sector in particular. In the ordinary course of their business activities, our Sponsor and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our charter provides that none of our Sponsor, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his or her director and officer capacities) or his or her affiliates have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Our Sponsor also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our Sponsor may have an interest in pursuing acquisitions, divestitures, and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be negatively affected.
As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, particularly Section 404, and the applicable SEC rules and regulations that require an annual report of our management on our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports in a timely manner.
If we identify material weaknesses in our internal controls over financial reporting, or if we are unable to assert that our internal controls over financial reporting are effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange (“NYSE”), the SEC, or other regulatory authorities, which could require additional financial and management resources.
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
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:

•
“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares of stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock; and

•
“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers, or by our employees who are also directors of our company.

We have opted out of the business combination provisions of the MGCL and any business combination between us and any other person is exempt from the business combination provisions of the MGCL. In addition, pursuant to a provision in our bylaws, we opted out of the control share provisions of the MGCL. Provisions of our bylaws will prohibit our board of directors from revoking, altering, or amending its resolution exempting any business combination from the business combination provisions of the MGCL or amending our bylaws to opt in to the control share provisions of the MGCL, in each case, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors.
In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-current market price. Our charter provides that, without the affirmative vote of a majority of the votes cast on the matter by our stockholders entitled to vote generally in the election of directors, we may not elect to be subject to certain provisions of Subtitle 8, including the provisions relating to adopting a classified board or increasing the vote required to remove a director.
Our board of directors may approve the issuance of stock, including preferred stock, with terms that may discourage a third party from acquiring us.
Our charter permits our board of directors, without any action by our stockholders, to authorize the issuance of stock in one or more classes or series. Our board of directors may also classify or reclassify any unissued stock and set or change the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms and conditions of redemption of any such stock, which rights may be superior to those of our common stock. Thus, our board of directors could authorize the issuance of shares of a class or series of stock with terms and conditions which could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our outstanding common stock might receive a premium for their shares of stock over the then current market price of our common stock.
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
Our investment, financing, borrowing, and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization, and operations, are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of our board of directors without a vote of our stockholders. Our charter also provides that our board of directors may revoke or otherwise terminate our REIT election without approval of our stockholders if it determines that it is no longer in our best interests to attempt to qualify, or to continue to qualify, as a REIT. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies or the termination of our REIT election could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.
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
Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers do not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property, or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.
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
Our charter contains a provision that expressly permits our Sponsor, our non-employee directors, and certain of our Pre-IPO Owners, and their affiliates, to compete with us.
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
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, our Sponsor and each of our non-employee directors (including those designated by our Sponsor), and any of their affiliates, may:

•
acquire, hold, and dispose of interests in us and/or our subsidiaries, including shares of our stock or common units of partnership interest in INVH LP for his, her or its own account or for the account of others, and exercise all of the rights of a stockholder of Invitation Homes Inc., or a limited partner of INVH LP, to the same extent and in the same manner as if he, she, or it were not our director or stockholder; and

•
in his, her, or its personal capacity or in his, her, or its capacity, as applicable, as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor, or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation, or disposition of interests in mortgages, real property or persons engaged in the real estate business.

Our charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that our Sponsor, any non-employee director, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself, or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.
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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

•	we could be subject to increased state and local taxes; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.
Even if we qualify and maintain our status as a REIT, we may become subject to United States federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect), we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file United States federal income tax returns and seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including income, franchise, payroll, mortgage recording, and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full United States federal, state, local, and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to you.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and limit our expansion opportunities.
In order to qualify as a REIT for United States federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to our stockholders, and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets (other than qualified real estate assets and government securities) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In addition to the quarterly asset test requirements, we must annually satisfy two income test requirements (the “75% and 95% gross income tests”). As a result, we may be required to liquidate from our portfolio, or contribute to a taxable REIT subsidiary, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to its stockholders. We may be unable to pursue investments that would otherwise be advantageous to it in order to satisfy the income or asset diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (each such hedge, a “Borrowings Hedge”) or to manage risk of foreign currency exchange rate fluctuations with respect to any item of qualifying income (each such hedge, a “Currency Hedge”), if clearly identified under applicable United States Treasury (“Treasury”) regulations, does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy to qualify and to maintain our qualification as a REIT. This exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of and in connection with such extinguishment or disposition, we enter into a new properly identified hedging transaction to offset the prior hedging position. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or, subject to the limitations on the value of and income from our TRSs, implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses from hedges held in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS, provided, however, losses in our TRS arising in taxable years beginning after December 31, 2017, may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.
From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices, or find another alternative. These options could increase our costs or reduce our equity.
Even if we qualify to be subject to United States federal income tax as a REIT, we could be subject to tax on any unrealized net built-in gains in certain assets.
As part of our Pre-IPO Transactions, we acquired certain appreciated assets that were held (directly or indirectly) in part by one or more C corporations in transactions in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted basis of such assets in the hands of such C corporations. If we dispose of any such appreciated assets during the five-year period following the date we acquired those assets, we will be subject to United States federal income tax on the portion of such gain attributable to such C corporations at the highest corporate tax rates to the extent of the excess of the fair market value of such assets on the date that we acquired those assets over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we acquired those assets and the portion of such assets which were held by C corporations prior to their contribution to us.
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
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current and accumulated earnings and profits, as determined for United States federal income tax purposes. As a result, United States stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, United States holders receiving a distribution of our stock may be required to sell stocks received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a United States stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-United States holders, we may be required to withhold United States tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the stock included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.
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
The maximum tax rate applicable to qualified dividend income payable by non-REIT “C” corporations to certain non-corporate United States stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those non-corporate United States stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those United States stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 23.8% tax rate on qualified dividend income paid by non-REIT “C” corporations. Although the legislation benefits the taxation of REITs and dividends payable by REITs, the more favorable rates applicable to non-REIT corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
We are dependent on external sources of capital to finance our growth.
As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our stockholders 90% of our REIT taxable income in order to qualify as a REIT, including taxable income where we do not receive corresponding cash. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions, and the market price of our common stock.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility, and reduce the price of our common stock.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of United States federal income tax laws applicable to investments similar to an investment in shares of our common stock. For example, the recently enacted Tax Cuts and Jobs Act (“TCJA”) has resulted in fundamental changes to the Code. Among the numerous changes included in the TCJA is a deduction of 20% of ordinary REIT dividends for non-corporate taxpayers for tax years beginning on or after January 1, 2018 through 2025. We cannot assure you that the TCJA or any such changes in the future will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of the TCJA on your investment in our stock and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the approval of our stockholders.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended. A TRS will pay United States federal, state, and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Any TRS we own, as a domestic corporation, will pay United States federal, state, and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us cannot exceed 20% of the value of our total assets (including the TRS stock and securities). Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.
Re-characterization of leases as financings transactions may negatively affect us.
While we generally intend to use reasonable commercial efforts to structure any lease transaction so that the lease will be characterized as a “true lease,” with us treated as the owner and lessor of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any lease transaction is challenged and re-characterized as a seller-financed conditional sale transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. In addition, if we enter such transactions at the REIT level, in the event of re-characterization, the REIT could be subject to prohibited transaction taxes. Finally, the amount of our REIT taxable income could be recalculated, which might cause us to fail to meet the distribution requirement for a taxable year and require us to pay deficiency dividends, interest, and penalty taxes in order to maintain REIT status.

Risks Related to Ownership of Our Common Stock
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds to make distributions.
We have elected to qualify as a REIT for United States federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any REIT taxable income retained by a REIT, including capital gains. We anticipate making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets, or reduce such distributions. If such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions. All distributions will be made at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other obligations, debt covenants, contractual prohibitions or other limitations, and applicable law and such other matters as our board of directors may deem relevant from time to time. We may not be able to make distributions in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to make distributions in excess of our current and accumulated earnings and profits, such distributions would generally be considered a return of capital for United States federal income tax purposes to the extent of the holder’s adjusted tax basis in their stock. A return of capital is not taxable, but it has the effect of reducing the holder’s adjusted tax basis in its investment. To the extent that distributions exceed the adjusted tax basis of a holder’s stock, they will be treated as gain from the sale or exchange of such stock. If we borrow to fund distributions, our future interest costs would increase, thereby reducing our earnings and cash available for distribution from what they otherwise would have been.
The market price of our common stock could be adversely affected by market conditions and by our actual and expected future earnings and level of cash dividends.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of stock without regard to our operating performance. For example, the trading prices of equity securities issued by REITs have historically been affected by changes in market interest rates. One of the factors that may influence the market price of our common stock is the annual yield from distributions on our common stock as compared to yields on other financial instruments. An increase in market interest rates, or a decrease in our distributions to stockholders, may lead prospective purchasers of shares of our common stock to demand a higher distribution rate or seek alternative investments. As a result, if interest rates rise, it is possible that the market price of our common stock will decrease as market rates on interest-bearing securities increase. In addition, our operating results could be below the expectations of public market analysts and investors, and in response the market price of our stock could decrease significantly. The market value of the equity securities of a REIT is also based upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, or refinancings, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our common stock may trade at prices that are higher or lower than our net asset value per share of stock. To the extent we retain operating cash flow for investment purposes, working capital reserves, or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our common stock. Our failure to meet the market’s expectations with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our headquarters are located in Dallas, Texas at 1717 Main Street.
The information required by this Item is included in a separate section in this Annual Report on Form 10-K. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Portfolio,” which is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS
The Company currently is not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against the Company other than routine litigation and administrative proceedings arising in the ordinary course of business.
SEC Investigation “In the Matter of Certain Single Family Rental Securitizations”
On February 13, 2019, we received a letter from the staff of the SEC stating that it has concluded the previously disclosed investigation captioned “In the Matter of Certain Single Family Rental Securitizations” with respect to the Company and that the SEC does not intend to recommend an enforcement action against the Company.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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
Holders
As of February 25, 2019, there were 36 holders of record of our shares of 521,190,091 common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2018 and 2017, dividends per share held for the entire year were estimated to be taxable as follows:

	2018		2017
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income	$0.32	74.0%	$0.04	17.9%
Capital gains	0.08	17.4%	0.05	22.3%
Qualified dividends	0.01	2.0%	0.02	8.3%
Unrecaptured Section 1250 gain	0.03	6.6%	0.02	9.6%
Return of capital	—	—%	0.09	41.9%
Total	$0.44	100.0%	$0.22	100.0%

(1)	Amounts are displayed in actual dollars per share.

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on February 1, 2017 (the date our common stock began trading on the NYSE) for (1) our common stock, (2) the S&P 500 Total Return Index, and (3) the MSCI US REIT (RMS) Total Return Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Returns as of
	February 1, 2017	June 30, 2017	December 31, 2017	June 30, 2018	December 31, 2018
Invitation Homes Inc.	$100.00	$108.45	$119.02	$117.61	$103.43
S&P 500 Index	100.00	107.25	119.50	122.67	114.26
MSCI US REIT Index	100.00	103.99	106.43	107.70	101.56
Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA
The selected data set forth below under the captions “Selected Statement of Operations Data” and “Summary Balance Sheet Data” for or as of each of the years in the five year period ended December 31, 2018 are derived from our audited consolidated financial statements. Our consolidated balance sheets as of December 31, 2018 and 2017 and consolidated statements of operations for each of the years in the three year period ended December 31, 2018 are included in Part IV. Item 15. “Exhibits and Financial Statement Schedules.”

On November 16, 2017, we added 34,670 homes to our portfolio and issued 207,448,958 shares of common stock in connection with the Mergers. As a result, the Mergers have contributed to growth in results of operations and increases in total assets and total liabilities and equity. The selected consolidated financial data should be read in conjunction with Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements, including the related notes, included in this Annual Report on Form 10-K.

($ in thousands, except per share data)	For the Years Ended December 31,
Selected Statement of Operations Data:	2018	2017	2016	2015	2014
Rental revenues and other property income	$1,722,962	$1,054,456	$922,587	$836,049	$658,722
Total expenses	1,784,615	1,193,219	1,017,858	995,408	926,357
Other, net	6,958	(959)	(1,558)	(3,121)	(1,991)
Gain (loss) on sale of property, net of tax	49,682	33,896	18,590	2,272	(235)
Net loss	(5,013)	(105,826)	(78,239)	(160,208)	(269,861)
Net loss attributable to non-controlling interests	86	489	—	—	—
Net loss attributable to common stockholders	$(4,927)	$(105,337)	$(78,239)	$(160,208)	$(269,861)

	For the Year Ended December 31, 2018	February 1, 2017 through December 31, 2017(1)
Net loss available to common stockholders — basic and diluted	$(5,744)	$(89,073)

Weighted average common shares outstanding — basic and diluted	520,376,929	339,423,442

Net loss per common share — basic and diluted	$(0.01)	$(0.26)

Dividends declared per common share	$0.44	$0.22

(1)
Prior to the IPO, our business was conducted through the IH Holding Entities, which did not have a common capital structure upon which to compute historical earnings per share. Accordingly, earnings per shares has not been presented for historical periods prior to the IPO.

($ in thousands)	As of December 31,
Summary Balance Sheet Data:	2018	2017	2016	2015	2014
Investments in single-family residential properties, net	$16,686,060	$17,312,264	$9,002,515	$9,052,701	$8,488,553
Cash and cash equivalents	144,940	179,878	198,119	274,818	285,596
Other assets, net	1,232,428	1,191,496	531,717	469,459	425,504
Total assets	$18,063,428	$18,683,638	$9,732,351	$9,796,978	$9,199,653

Total debt	$9,249,815	$9,651,662	$7,570,279	$7,725,957	$6,564,643
Other liabilities	444,427	382,101	204,649	183,990	178,409
Total liabilities	9,694,242	10,033,763	7,774,928	7,909,947	6,743,052
Total equity	8,369,186	8,649,875	1,957,423	1,887,031	2,456,601
Total liabilities and equity	$18,063,428	$18,683,638	$9,732,351	$9,796,978	$9,199,653

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
Unless otherwise indicated or the context otherwise requires, information presented throughout this discussion and analysis of our financial condition and results of operations as of and for the year ended December 31, 2018 includes the impact of the Mergers; however, the discussion of operational information for our total and same store portfolio, including average occupancy, average rent, and net effective rental rate growth, is provided with respect to the Legacy IH portfolio and does not reflect the results of the Legacy SWH portfolio as of and for the year ended December 31, 2017.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With more than 80,000 homes for lease in 17 markets across the country as of December 31, 2018, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We operate in markets with strong demand drivers, high barriers to entry, and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, as well as through the Mergers, we designed our portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that enables us to effectively and efficiently acquire, renovate, lease, maintain, and manage our homes.
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth, and superior NOI growth relative to the broader United States housing and rental market. Within our 17 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,850 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well-positioned to drive strong rent growth, attractive margins, and predictable cash flows.
Reorganization and Initial Public Offering
On January 31, 2017, we and our Pre-IPO Owners effected the Pre-IPO Transactions that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations reflected in our consolidated financial statements, including the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, INVH LP became a consolidated subsidiary of INVH. A wholly owned subsidiary of INVH, Invitation Homes OP GP LLC, serves as INVH LP’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis in our 2017 financial statements. Accordingly, after January 31, 2017, our consolidated financial statements include the accounts of INVH and its wholly owned subsidiaries. Prior to that date, our consolidated financial statements include the combined accounts of INVH LP and the IH Holding Entities and their wholly owned subsidiaries.

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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2018 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	8,293	95.5%	$2,277	$1.35	13.2%
Northern California	4,529	96.0%	1,954	1.27	6.5%
Seattle	3,402	94.1%	2,082	1.09	5.1%
Phoenix	7,546	95.8%	1,271	0.78	6.9%
Las Vegas	2,686	96.0%	1,521	0.76	3.0%
Denver	2,229	93.2%	1,893	1.06	3.0%
Western United States Subtotal	28,685	95.4%	1,838	1.08	37.7%

Florida:
South Florida	8,984	94.1%	2,116	1.15	13.4%
Tampa	8,359	94.4%	1,605	0.87	9.7%
Orlando	5,919	95.4%	1,568	0.85	6.5%
Jacksonville	1,910	95.0%	1,617	0.81	2.2%
Florida Subtotal	25,172	94.6%	1,780	0.96	31.8%

Southeast United States:
Atlanta	12,250	94.9%	1,445	0.70	12.5%
Carolinas	4,725	93.7%	1,526	0.72	5.2%
Nashville	798	91.5%	1,825	0.85	1.0%
Southeast United States Subtotal	17,773	94.4%	1,483	0.71	18.7%

Texas:
Houston	2,390	91.9%	1,537	0.79	2.6%
Dallas	2,187	93.4%	1,722	0.82	2.7%
Texas Subtotal	4,577	92.6%	1,625	0.80	5.3%

Midwest United States:
Chicago	3,437	92.3%	1,947	1.19	5.0%
Minneapolis	1,163	96.0%	1,824	0.92	1.5%
Midwest United States Subtotal	4,600	93.2%	1,918	1.12	6.5%
Total/Average	80,807	94.6%	$1,735	$0.94	100.0%
Same Store Total / Average	68,880	95.9%	$1,741	$0.93	85.2%

(1)	As of December 31, 2018.

(2)	Represents average occupancy for the year ended December 31, 2018.

(3)	Represents average monthly rent for the year ended December 31, 2018.

(4)	Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2018.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 69.5% of our revenues during the year ended December 31, 2018. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth, strong household formation rates, and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, economic conditions, and economic outlook. Increases in turnover rates and the average number of days to re-resident reduce rental revenues as the homes are not generating income during this period.
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
Property Acquisitions and Renovations: Future growth in rental revenues and income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, and whether the property was vacant when acquired. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices.
Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, term loan facility, revolving facility, and convertible debt, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions, and the terms of the underlying financing arrangements. See 7A. “Quantitative and Qualitative

Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses.
Revenues
Rental Revenues and Other Property Income
Rental revenues, net of any concessions and uncollectible amounts, consist of rents collected under lease agreements related to our single-family homes for lease. These include leases that we enter into directly with our residents, which typically have a term of one to two years.
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; and (iii) various other fees, including application and lease termination fees, among others.
Expenses
Property Operating and Maintenance
Once a property is available for its initial lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, marketing expenses, and property administration. Prior to a property being “rent-ready,” certain of these expenses are capitalized as building and improvements. Once a property is “rent-ready,” expenditures for ordinary maintenance and repairs thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a home.
Property Management Expense
Property management expense represents personnel and other costs associated with the oversight and management of our portfolio of homes. All of our homes are managed through our internal property manager.
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day-to-day activities. General and administrative expense also includes IPO related and merger and transaction-related expenses that are of a non-recurring nature.
Share-Based Compensation Expense
All incentive unit and share-based compensation expense is recognized in our statements of operations as components of general and administrative expense and property management expense. In connection with and subsequent to the IPO, we modified certain then-outstanding incentive awards and issued new share-based awards in order to align our employees’ interests with those of our investors. We also assumed share-based awards in connection with the Mergers.
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
Other, net
Other, net includes interest income, third party management fee income, equity in earnings from an unconsolidated joint venture acquired in the Mergers, and other miscellaneous income and expenses.
Gain (Loss) on Sale of Property, net of tax
Gain (loss) on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.
Results of Operations
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table sets forth a comparison of the results of operations for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Rental revenues and other property income	$1,722,962	$1,054,456	$668,506	63.4%

Expenses:
Property operating and maintenance	655,411	391,495	263,916	67.4%
Property management expense	65,485	43,344	22,141	51.1%
General and administrative	98,764	167,739	(68,975)	(41.1)%
Interest expense	383,595	256,970	126,625	49.3%
Depreciation and amortization	560,541	309,578	250,963	81.1%
Impairment and other	20,819	24,093	(3,274)	(13.6)%
Total expenses	1,784,615	1,193,219	591,396	49.6%

Other, net	6,958	(959)	(7,917)	N/M
Gain on sale of property, net of tax	49,682	33,896	(15,786)	(46.6)%

Net loss	$(5,013)	$(105,826)	$(100,813)	(95.3)%

Portfolio Information
As of December 31, 2018 and 2017, we owned 80,807 and 82,570 single-family rental homes, respectively, in our total portfolio. As a result of the Mergers, an additional 34,670 homes were added to our portfolio in the fourth quarter of 2017. During the years ended December 31, 2018 and 2017, we acquired 938 and 910 homes, respectively, and sold 2,701 and 1,308 homes, respectively. During the years ended December 31, 2018 and 2017, we owned an average of 82,171 and 52,275 single-family rental homes, respectively.
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
As of December 31, 2018, our Same Store portfolio consisted of 68,880 single-family rental homes. In order to provide meaningful comparative information across periods that, in some cases, pre-date the Mergers, all information regarding the performance of the Same Store portfolio for the year ended December 31, 2018 compared to the year ended December 31, 2017 is presented as though the Mergers were consummated on January 1, 2017 (i.e., as though the single-family rental homes owned by Legacy SWH prior to the Mergers that are included in our Same Store portfolio had been owned by Legacy IH for the entirety of such periods).
Rental Revenues and Other Property Income
For the years ended December 31, 2018 and 2017, total portfolio rental revenues and other property income totaled $1,723.0 million and $1,054.5 million, respectively, an increase of 63.4%, driven by the significant increase in the average number of homes owned, an increase in average monthly rent per occupied home, an increase in average occupancy, and an increase in utilities expense recoveries. For the years ended December 31, 2018 and 2017, total portfolio rental revenues totaled $1,607.5 million and $994.9 million, respectively, an increase of 61.6% and other property income was $115.4 million and $59.5 million, respectively, an increase of 93.9%.
Average occupancy for the total portfolio was 94.6% for the year ended December 31, 2018 and 94.7% for the Legacy IH total portfolio for year ended December 31, 2017. Average monthly rent per occupied home for the total portfolio for the year ended December 31, 2018 was $1,735, compared to $1,691 for the Legacy IH total portfolio for the year ended December 31, 2017, a 2.6% increase. For our Same Store portfolio, average occupancy was 95.9% and 95.4% for the years ended December 31, 2018 and 2017, respectively, and average monthly rent per occupied home for the year ended December 31, 2018 was $1,741, compared to $1,676 for the year ended December 31, 2017, a 3.9% increase.
To monitor prospective changes in average monthly rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized concessions, to calculate net effective rental rate growth. Leases are either renewal leases, where our current resident stays non-service rent for a subsequent lease term, or new leases, where our previous resident moves out and a new resident signs a lease to occupy the same home.
Renewal lease net effective rental rate growth for the total portfolio averaged 4.8% and 5.2% for the years ended December 31, 2018 and 2017, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.3% and 3.6% for the years ended December 31, 2018 and 2017, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.8% and 5.2% for the years ended December 31, 2018 and 2017, respectively, and new lease net effective rental rate growth averaged 3.3% and 3.5% for the years ended December 31, 2018 and 2017, respectively.
The annual turnover rate for the Same Store portfolio for the years ended December 31, 2018 and 2017 was 32.7% and 35.8%, respectively. For the Same Store portfolio, an average home remained unoccupied for 47 and 46 days between residents for the years ended December 31, 2018 and 2017, respectively.
For the years ended December 31, 2018 and 2017, the increase in other property income was driven by the significant increase in the average number of homes owned. Another primary driver of the increase was utilities expense recoveries, which increased as more utilities remained in our name compared to prior year. Additionally, the terms of new leases require residents to reimburse us for those costs.

Expenses
For the years ended December 31, 2018 and 2017, total expenses were $1,784.6 million and $1,193.2 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense increased to $655.4 million for the year ended December 31, 2018 from $391.5 million for the year ended December 31, 2017, driven by the significant increase in the average number of homes owned.
Property management expense and general and administrative expense decreased to $164.2 million for the year ended December 31, 2018 from $211.1 million for the year ended December 31, 2017, primarily due to a decrease in share-based compensation expense of $51.7 million, which was driven by $12.0 million of vesting of Class B Units and $56.9 million of awards issued in connection with the IPO during the year ended December 31, 2017. Property management expense and general and administrative expense decreased for the year ended December 31, 2018 by an additional $8.3 million due to IPO related costs during the year ended December 31, 2017, and a $16.7 million decrease of merger and transaction-related expenses, including severance, incurred during the year ended December 31, 2018 compared to the previous year. These decreases were partially offset by additional expenses due to the increase in the number of homes owned.
Interest expense was $383.6 million and $257.0 million for the years ended December 31, 2018 and 2017, respectively. The increase in interest expense was due to an increase in average debt balances outstanding during the year ended December 31, 2018, primarily related to debt assumed in connection with the Mergers. Due to refinancing of and prepayments made on the mortgage loans during the year ended December 31, 2018, debt outstanding, net of deferred financing costs and discounts, decreased to $9,249.8 million as of December 31, 2018 from $9,651.7 million as of December 31, 2017. Additionally, the average one-month LIBOR rate increased by 88 bps to 2.02% during the year ended December 31, 2018 from 1.14% during the year ended December 31, 2017, which was partially offset by reductions in the weighted average spread (inclusive of servicing fees) over LIBOR resulting from refinancing activity.
Depreciation and amortization expense increased to $560.5 million for the year ended December 31, 2018 from $309.6 million for the year ended December 31, 2017, primarily due to the addition of 34,670 homes acquired in the Mergers and the amortization of in-place leases.
Impairment and other expenses decreased to $20.8 million for the year ended December 31, 2018 from $24.1 million for the year ended December 31, 2017. Losses and damages related to Hurricanes Irma and Harvey of $8.0 million and $21.5 million for the years ended December 31, 2018 and 2017, respectively, are included within impairment and other expenses.
Gain on Sale of Property, net of tax
Gain on sale of property was $49.7 million and $33.9 million for the years ended December 31, 2018 and 2017, respectively. The primary driver for the difference in the gain on sale between periods was the number of and composition of the portfolio of homes sold during the respective periods. Of the 2,701 homes sold during the year ended December 31, 2018, 1,497 homes were sold in bulk sales for a gain of $24.2 million. The additional 1,204 homes sold during the year ended December 31, 2018 sold for a net gain of $25.5 million. Of the 1,308 homes sold during the year ended December 31, 2017, 454 homes were sold in two bulk sales for a gain of $9.5 million. The additional 597 homes sold in the year ended December 31, 2017 were sold for a net gain of $24.4 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table sets forth a comparison of the results of operations for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Rental revenues and other property income	$1,054,456	$922,587	$131,869	14.3%

Expenses:
Property operating and maintenance	391,495	360,327	31,168	8.6%
Property management expense	43,344	30,493	12,851	42.1%
General and administrative	167,739	69,102	98,637	142.7%
Interest expense	256,970	286,048	(29,078)	(10.2)%
Depreciation and amortization	309,578	267,681	41,897	15.7%
Impairment and other	24,093	4,207	19,886	472.7%
Total expenses	1,193,219	1,017,858	175,361	17.2%

Other, net	(959)	(1,558)	(599)	(38.4)%
Gain on sale of property, net of tax	33,896	18,590	(15,306)	(82.3)%

Net loss	$(105,826)	$(78,239)	$27,587	35.3%
Portfolio Information
As of December 31, 2017 and 2016, we owned 82,570 and 48,298 single-family rental homes, respectively, in our total portfolio. As of December 31, 2017, the Legacy IH portfolio accounted for 47,917 of the 82,570 total owned homes. As a result of the Mergers, an additional 34,670 homes were added to our portfolio in the fourth quarter of 2017. In addition to the impact of the Mergers, during the years ended December 31, 2017 and 2016, we acquired 910 and 1,253 homes, respectively, and we sold 1,308 and 1,093 homes during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, our Same Store portfolio was comprised of 42,689 homes from the Legacy IH portfolio.
Rental Revenues and Other Property Income
For the years ended December 31, 2017 and 2016, total portfolio rental revenues and other property income totaled $1,054.5 million and $922.6 million, respectively, an increase of 14.3%, driven by increases in average occupancy, average monthly rent per occupied home, and revenues generated from properties acquired in the Mergers, partially offset by a decrease in the number of homes owned in the Legacy IH total portfolio.
For the years ended December 31, 2017 and 2016, we generated rental revenues of $994.9 million and $878.0 million, respectively. During the year ended December 31, 2017, the Legacy IH total portfolio contributed $915.7 million of our total rental revenues, an increase of 4.3% due to an increase in both average occupancy and average monthly rent per occupied home, partially offset by a decrease in number of homes owned. The Mergers generated rental revenues of $79.2 million for the year ended December 31, 2017.
Average occupancy for the Legacy IH total portfolio was 94.7% and 94.5% for the years ended December 31, 2017 and 2016, respectively. The increase in average occupancy correlates with the decrease in the number of homes acquired during 2017 compared to 2016 as homes are unoccupied for a longer period of time during initial renovations than during a re-resident period. Average monthly rent per occupied home for the Legacy IH total portfolio for the year ended December 31, 2017 was $1,691, compared to $1,611 for the year ended December 31, 2016, a 5.0% increase.
For our Legacy IH Same Store portfolio, our average occupancy was 95.7% and 96.1% for the years ended December 31, 2017 and 2016, respectively, and our average monthly rent per occupied home for the year ended December 31, 2017, was $1,694, compared to $1,626 for the year ended December 31, 2016, a 4.2% increase.

To monitor prospective changes in average rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the monthly same home, in each case, net of any amortized rent concessions. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or new leases, where our previous resident moves out and a new resident signs a lease to occupy the same home. The following information regarding our renewal leases and new leases is with respect to the Legacy IH total portfolio. For the years ended December 31, 2017 and 2016, renewal lease net effective rental rate growth for the Legacy IH total portfolio averaged 5.1% and 5.5%, respectively. For the years ended December 31, 2017 and 2016, new lease net effective rental rate growth for the Legacy IH total portfolio averaged 3.6% and 5.5%, respectively.
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
Expenses
Total expenses were $1,193.2 million and $1,017.9 million for the years ended December 31, 2017 and 2016, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
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
Interest expense was $257.0 million and $286.0 million for the years ended December 31, 2017 and 2016, respectively, with interest expense related to indebtedness incurred prior to the Mergers comprising $239.7 million, a decrease of 16.2% from the year ended December 31, 2016. The decrease in interest expense was due to a reduction in average debt balances outstanding during 2017. This was partially offset by an increase in our weighted average cost of debt due to an increase in the average monthly LIBOR rates of 63 bps from 0.51% to 1.14% during the years ended December 31, 2016 and 2017, respectively. The decrease in average debt balances outstanding during the year ended December 31, 2017 was primarily attributable to net reductions in debt from the use of a portion of our net IPO proceeds, together with the borrowings under the Term Loan Facility, to repay all of our then existing credit facilities and certain of our mortgage loans. As of December 31, 2017, we had $9,651.7 million of debt outstanding, net of deferred financing costs and discounts, compared to $7,570.3 million as of December 31, 2016.
Depreciation and amortization expense increased due to higher average cost basis per home as of December 31, 2017 compared to December 31, 2016 and the addition of 34,670 homes acquired in the Mergers.
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
Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2018 and 2017 included unrestricted cash and cash equivalents of $144.9 million and $179.9 million, respectively, a 19.4% decrease due primarily to payments on our mortgage loans and investments in single-family residential properties, which is discussed in further detail in “—Cash Flows.” Additionally, the total balance of our $1,000.0 million revolving credit facility (the “Revolving Facility”) remained undrawn as of December 31, 2018.
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make distributions and dividend payments to our stockholders, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our near-term liquidity requirements consist primarily of: (i) renovating newly-acquired homes; (ii) funding HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes; (iii) interest expense; and (iv) payment of dividends to our equity investors. Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of, and non-recurring capital expenditures for, our homes and principal payments on our indebtedness.
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income net of total expenses will generally provide cash flow sufficient to fund operations, and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which had an undrawn balance of $1,000.0 million as of December 31, 2018.
As a REIT, we are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances from our annual taxable income that could be used to meet our liquidity needs. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
The following describes the key terms of our current indebtedness.
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by wholly owned subsidiaries that were formed to facilitate certain of our financing arrangements (the “Borrower Entities”). We utilize the proceeds from our securitizations to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into Securitization reserve accounts; (iii) closing costs in connection with the mortgage loans; (iv) general costs associated with our operations; and (v) distributions and dividends. In addition to the Securitization transactions we initiated, we assumed certain mortgage loans from SWH in connection with the Mergers.

The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2018 and 2017:

					Outstanding Principal Balance(4)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads	December 31, 2018	December 31, 2017
CAH 2014-1	February 8, 2018	N/A	—%	N/A	$—	$473,384
CAH 2014-2	February 8, 2018	N/A	—%	N/A	—	385,401
IH 2015-1, net	May 8, 2018	N/A	—%	N/A	—	528,795
IH 2015-2	May 8, 2018	N/A	—%	N/A	—	627,259
IH 2015-3	June 28, 2018	N/A	—%	N/A	—	1,165,886
CAH 2015-1	November 7, 2018	N/A	—%	N/A	—	656,551
CSH 2016-1	November 7, 2018	N/A	—%	N/A	—	531,517
CSH 2016-2(5)(6)	December 9, 2019	December 9, 2021	4.38%	133-423 bps	442,614	609,815
IH 2017-1(7)	June 9, 2027	June 9, 2027	4.23%	N/A	995,826	996,453
SWH 2017-1(5)	October 9, 2019	January 9, 2023	4.07%	102-347 bps	764,685	769,754
IH 2017-2(5)	December 9, 2019	December 9, 2024	4.03%	91-306 bps	856,238	863,413
IH 2018-1(5)	March 9, 2020	March 9, 2025	3.76%	76-256 bps	911,827	—
IH 2018-2(5)	June 9, 2020	June 9, 2025	3.91%	95-230 bps	1,035,749	—
IH 2018-3(5)	July 9, 2020	July 9, 2025	3.94%	105-230 bps	1,296,959	—
IH 2018-4(5)	January 9, 2021	January 9, 2026	3.93%	115-225 bps	959,578	—
Total Securitizations					7,263,476	7,608,228
Less: deferred financing costs, net					(61,822)	(28,075)
Total					$7,201,654	$7,580,153

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2018. For all other mortgage loans, the maturity dates above are reflective of all extensions that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of December 31, 2018, LIBOR was 2.52%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(5)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one-year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our CSH 2016-2 mortgage loan has exercised the first extension option. The maturity dates above are reflective of all extensions that have been exercised.

(6)	On January 9, 2019, we made a voluntary prepayment of $70.0 million against the outstanding balance of CSH 2016-2 with unrestricted cash on hand.

(7)	Net of unamortized discount of $3.0 million and $3.3 million as of December 31, 2018 and 2017, respectively.
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two year initial terms are individually subject to three to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.
Certain components of our mortgage loans were sold at a discount, and $3.0 million and $3.3 million of unamortized discount is included in mortgage loans, net on our consolidated balance sheets as of both December 31, 2018 and 2017, respectively.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2018 and 2017, a total of 41,644 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and CAH 2014-1 also required monthly payments of principal.
Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities for our Securitizations currently outstanding are wholly owned subsidiaries.
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
The Trusts are structured as pass-through entities that receive interest, and in the case of CAH 2014-1 principal payments, from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
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
To fulfill these requirements, Class G certificates for IH 2015-1, IH 2015-2, IH 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 were issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates were restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates during the time the related Securitizations were outstanding, and they were principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we elected to purchase certain Class F certificates, which bore a stated annual interest rate of LIBOR plus a spread ranging from 3.73% to 5.08%.

For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retained 5% of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $366.6 million and $378.5 million as of December 31, 2018 and 2017, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of December 31, 2018, and through the date our consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2018, 2017, and 2016, we made voluntary and mandatory prepayments of $4,579.6 million, $2,951.0 million, and $42.1 million, respectively, under the terms of the mortgage loan agreements.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility, which will mature on February 6, 2021, with a one-year extension option, and a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.

The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of December 31, 2018 and 2017:

($ in thousands)	Maturity Date	Interest Rate(1)	December 31, 2018	December 31, 2017
Term Loan Facility	February 6, 2022	4.22%	$1,500,000	$1,500,000
Deferred financing costs, net			(9,140)	(12,027)
Term Loan Facility, net			$1,490,860	$1,487,973

Revolving Facility	February 6, 2021	4.27%	$—	$35,000

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2018, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.52%.

Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30% in the case of base rate loans, and 1.75% to 2.30% in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30% in the case of base rate loans, and 1.70% to 2.30% in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2018, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In July 2014, SWH issued $230.0 million in aggregate principal amount of 3.00% convertible senior notes due 2019 (the “2019 Convertible Notes”). Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1st and July 1st of each year. The 2019 Convertible Notes will mature on July 1, 2019. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2018 and 2017:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	December 31, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	54.0017	7/1/2019	0.50 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.04 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(17,692)	(26,464)
Total						$557,301	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223.2 million and $324.3 million for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted as of December 31, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of December 31, 2018.

Terms of Conversion
As of December 31, 2018, the conversion rate applicable to the 2019 Convertible Notes is 54.0017 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.52 per common share — actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders were able to convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The “if-converted” value of the 2019 Convertible Notes exceeded their principal amount by $19.4 million as of December 31, 2018 as the closing market price of the Company’s common stock of $20.08 per share exceeded the implicit conversion price. For the years ended December 31, 2018 and 2017, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $11.1 million and $1.4 million, respectively.
As of December 31, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes was less than their principal amount by $41.8 million as of December 31, 2018 as the closing market price of the Company’s common stock of $20.08 per share was less than the implicit conversion price. For the years ended December 31, 2018 and 2017, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $16.7 million and $2.1 million, respectively.
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
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. On the Merger Date, we recorded these interest rate swaps at their aggregate estimated fair value of $21.1 million. Over the terms of each of these swaps, an amount equal to the Merger Date fair value will be amortized and recorded as an increase in interest expense and accumulated other comprehensive income.
The table below summarizes our interest rate swap instruments as of December 31, 2018 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
January 10, 2017	January 15, 2018	January 15, 2019	1.58%	One-month LIBOR	550,000
February 23, 2016	March 15, 2018	March 15, 2019	1.10%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.06%	One-month LIBOR	800,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	400,000
March 29, 2017	March 15, 2019	March 15, 2022	2.21%	One-month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One-month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One-month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One-month LIBOR	400,000

During the years ended December 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $38.7 million will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.00% to 5.12%.
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
Cash Flows
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
The following table summarizes our cash flows for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Net cash provided by operating activities	$561,241	$262,970	$298,271	113.4%
Net cash provided by investing activities	62,993	64,693	(1,700)	(2.6)%
Net cash used in financing activities	(680,805)	(331,312)	(349,493)	(105.5)%
Change in cash, cash equivalents, and restricted cash	$(56,571)	$(3,649)	$(52,922)	N/M
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $561.2 million and $263.0 million for the years ended December 31, 2018 and 2017, respectively, an increase of 113.4%. The increase in cash provided by operating activities was primarily driven by the significant increase in the number of homes owned during the year ended December 31, 2018 compared to the previous year.
Investing Activities
Net cash provided by investing activities primarily consists of the acquisition costs of homes, capital improvements, proceeds from property sales, and the impact of cash acquired in the Mergers. Net cash provided by investing activities was $63.0 million and $64.7 million for the years ended December 31, 2018 and 2017, respectively, a decrease of 2.6%. The slight decrease in net cash provided by investing activities primarily resulted from several factors which offset each other: (1) $203.5 million of cash and restricted cash we acquired as a result of the Mergers during the year ended December 31, 2017; (2) higher acquisition and capital expenditure spend for the year ended December 31, 2018; (3) an increase in proceeds from the sale of homes during the year ended December 31, 2018; and (4) net change in the balance of our investments in debt securities. Acquisition and renovation spend increased $27.0 million due to an increase in the number and costs of homes acquired, from 910 homes during the year ended December 31, 2017 to 938 homes during the year ended December 31, 2018, and the completion of initial renovations for homes acquired prior to December 31, 2017. The $83.2 million increase in other capital expenditures was driven by the significant increase in the number of homes owned during the year ended December 31, 2018 and higher capital expenditures on a per home basis. These changes were partially offset by proceeds from sales of homes that increased $284.7 million from the year ended December 31, 2017 to the year ended December 31, 2018 due to an increase in the average proceeds per home sold and a significant increase in the number of homes sold from 1,308 to 2,701, respectively. Additionally, net cash flows from our purchases of investments in debt securities and receipt of repayment proceeds from investments in debt securities increased by $28.2 million due to refinancing of and prepayments made on the mortgage loans during the year ended December 31, 2018.
Financing Activities
Net cash used in financing activities was $680.8 million and $331.3 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018, proceeds from our IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans of $4,234.5 million, along with proceeds from home sales and operating cash flows, were used to repay $4,579.6 million of our mortgage loans, including full repayment of the CAH 2014-1, CAH 2014-2, CAH 2015-1, CSH 2016-1, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans and partial repayments on CSH 2016-2, $35.0 million of our Revolving Facility, to fund $55.7 million of deferred financing costs associated with the IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans, and for dividend payments which totaled $230.1 million. For the year ended December 31, 2017, proceeds from our IPO, Term Loan Facility, Revolving Facility, and the IH 2017-1 and IH 2017-2 mortgage loans of $5,188.5 million, along with proceeds from home sales and, operating cash flows, were used to repay $2,321.6 million of then-outstanding credit facilities and $2,951.0 million of then-outstanding mortgage loans, including full repayment of the IH 2013-1, IH 2014-1, IH 2014-2, and IH 2014-3 mortgage loans, to fund $54.6 million of deferred financing costs associated with the Term Loan Facility, the Revolving Facility, and the IH 2017-1 and IH 2017-2 mortgage loans, and for dividend payments which totaled $69.0 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Net cash provided by operating activities	$262,970	$256,054	$6,916	2.7%
Net cash provided by (used in) investing activities	64,693	(258,047)	322,740	125.1%
Net cash used in financing activities	(331,312)	(71,788)	(259,524)	(361.5)%
Change in cash and cash equivalents	$(3,649)	$(73,781)	$70,132	95.1%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $263.0 million and $256.1 million for the years ended December 31, 2017 and 2016, respectively, an increase of 2.7%. Cash provided by operating activities included cash from operations of $292.0 million and $256.4 million, and $(29.0) million and $(0.3) million from other changes in operating assets and liabilities, for the years ended December 31, 2017 and 2016, respectively. The increase in cash from operations was primarily attributable to an increase of $100.7 million in net operating income, partially offset by $25.1 million of incremental IPO and merger and transaction-related expenses compared to 2016 and $21.5 million of hurricane related damages recorded in 2017.
Investing Activities
Net cash provided by (used in) investing activities primarily consists of the acquisition costs of homes, capital improvements, proceeds from property sales, and the impact of cash acquired in the Mergers. Net cash provided by (used in) investing activities was $64.7 million and $(258.0) million for the years ended December 31, 2017 and 2016, respectively, leading to an increase in cash provided by investing activities of $322.7 million between the years. The increase was primarily due to the cash and restricted cash we acquired as a result of the Mergers of $203.5 million; and repayment proceeds received from our retained debt securities of $79.3 million. Additionally, there was a decrease in the number of homes acquired, from 1,253 homes during the year ended December 31, 2016 to 910 homes during the year ended December 31, 2017, which resulted in $57.4 million less in acquisition, renovation, and capital expenditure spend. The increase in number of homes sold during 2017 of 1,308 compared to 1,093 homes during the year ended December 31, 2016 resulted in an increase in the amount of proceeds from sale of residential properties of $62.9 million. The changes above were partially offset by an increase in investments in debt securities of $79.1 million resulting from the application of risk retention rules to our IH 2017-1 and IH 2017-2 mortgage loans.
Financing Activities
Net cash used in financing activities was $331.3 million and $71.8 million for the years ended December 31, 2017 and 2016, respectively, or a decrease in cash of $259.5 million. For the year ended December 31, 2017, we received $1,692.1 million in proceeds, net of underwriting discounts, from our IPO, while during the year ended December 31, 2016, equity investors contributed $138.0 million of capital.
During the year ended December 31, 2017, proceeds from our IPO, Term Loan Facility, Revolving Facility, and the IH 2017-1 and IH 2017-2 mortgage loans of $5,188.5 million, along with proceeds from home sales and operating cash flows, were used to repay $2,321.6 million of then-outstanding credit facilities and $2,951.0 million of then-outstanding mortgage loans, including full repayment of the IH1 2013-1, IH1 2014-1, IH 2014-2, and IH1 2014-3 mortgage loans, to fund $54.6 million of deferred financing costs associated with the Term Loan Facility, the Revolving Facility, and the IH 2017-1 and IH 2017-2 mortgage loans, and for dividend payments which totaled $69.0 million. During the year ended December 31, 2016, proceeds from our equity investors and credit facilities of $322.7 million, along with proceeds from operating cash flows, were used to repay $381.1 million of debt.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations as of December 31, 2018, consisted of the following:

($ in thousands)	Total	2019	2020-2021	2022-2023	Thereafter
Mortgage loans, net(1)(2)	$10,101,295	$292,473	$1,027,218	$1,281,047	$7,500,557
Term Loan Facility, net(1)	1,698,275	63,875	127,925	1,506,475	—
Revolving Facility(1)(2)(3)	11,016	3,549	7,107	360	—
Convertible Senior Notes(4)	615,164	245,518	24,150	345,496	—
Derivative instruments(5)	92,110	3,439	24,346	37,703	26,622
Purchase commitments(6)	12,985	12,985	—	—	—
Operating lease obligations	19,084	4,251	8,700	4,330	1,803
Capital lease obligations	1,707	587	1,082	38	—
Total	$12,551,636	$626,677	$1,220,528	$3,175,449	$7,528,982

(1)	Includes estimated interest payments on the respective debt based on amounts outstanding as of December 31, 2018 at rates in effect as of such date; as of December 31, 2018, LIBOR was 2.52%.

(2)
Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met. See Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 6 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(3)	Includes the related unused commitment fee.

(4)
Represents the principal amount of the Convertible Senior Notes and interest obligations which are calculated using coupon rates of the Convertible Senior Notes. The 2019 Convertible Notes principal amount of $230.0 million is included in 2019 maturities presented above. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock.

(5)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of December 31, 2018, or 2.52%.

(6)	Represents commitments to acquire 50 single-family rental homes, as of December 31, 2018.
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about the effect of matters that are inherently uncertain and that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”

Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of approximately 80,000 single-family residential properties in 17 markets across the United States. For a complete discussion of our accounting policy and other factors related to each category below, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”

•
Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2018 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by less than $0.5 million.

•
Cost Capitalization: We incur costs to acquire, stabilize, and prepare our single-family residential properties to be leased. We capitalize these costs as a component of our investment in each single-family residential property, using specific identification and relative allocation methodologies. The capitalization period associated with our stabilization activities begins at the time that such activities commence and concludes at the time that a single-family residential property is available to be leased.

Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for certain furniture and fixtures additions.
The capitalized costs are depreciated over their estimated useful lives on a straight-line basis. The weighted average useful lives range from 7 years to 28.5 years. If the useful lives for costs capitalized during the year ended December 31, 2018 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $3.0 million.

•
Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 5% change in the estimated fair value of those homes may have resulted in a decrease or increase in impairment expense of less than $1.0 million.

•
Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold pursuant to GAAP requirements, we discontinue depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2018 were 10% lower, our impairment expense related to those properties would have increased by approximately $5.0 million. If the market values less disposal costs were 10% higher, our impairment expense would have been approximately $2.0 million lower.

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
We utilize third party specialists who use modeling techniques and assumptions to estimate the fair value of derivative instruments. Assumptions include forward yield curves and nonperformance risk. If interest rates had increased or decreased by 50 bps, the termination value of our net derivative asset/liability would have changed by approximately $160.0 million. As our interest rate swap agreements are designated as hedges, this change would be reflected in other comprehensive income and subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. Our interest rates caps would not be materially affected.
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
Non-GAAP Measures
EBITDA, EBITDAre and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense; income tax expense; and depreciation and amortization. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre in all financial reports for periods beginning after December 31, 2017. We define EBITDAre, consistent with the Nareit definition, as EBITDA, further adjusted for gain / loss on sale of property, net of tax and impairment on depreciated real estate investments.
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
Our management uses EBITDA, EBITDAre, and Adjusted EBITDAre in a number of ways to assess our consolidated financial and operating performance, and we believe these measures are helpful to management and external users in identifying trends in our performance. EBITDA, EBITDAre, and Adjusted EBITDAre help management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance, while neutralizing the impact of capital structure on results. Accordingly, we believe these metrics measure our financial performance based on operational factors that management can impact in the short-term, namely our cost structure and expenses.

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
The following table presents a reconciliation of net loss (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2018	2017	2016
Net loss available to common stockholders	$(5,744)	$(105,952)	$(78,239)
Net income available to participating securities	817	615	—
Non-controlling interests	(86)	(489)	—
Interest expense	383,595	256,970	286,048
Depreciation and amortization	560,541	309,578	267,681
EBITDA	939,123	460,722	475,490
Gain on sale of property, net of tax	(49,682)	(33,896)	(18,590)
Impairment on depreciated real estate investments	6,709	2,231	2,282
EBITDAre	896,150	429,057	459,182
Share-based compensation expense(1)	29,499	81,203	10,210
IPO related expenses	—	8,287	12,979
Merger and transaction-related expenses(2)	16,895	29,802	—
Severance	8,238	12,048	—
Casualty losses, net(3)	14,110	21,862	1,925
Acquisition costs	—	—	50
Other, net(4)	(6,958)	959	1,508
Adjusted EBITDAre	$957,934	$583,218	$485,854

(1)
For the years ended December 31, 2018, 2017, and 2016, $23,999, $70,906, and $10,014 was recorded in general and administrative expense, respectively, and $5,500, $10,297, and $196 was recorded in property management expense, respectively.

(2)	Includes merger and transaction-related expenses included within general and administrative, but excludes merger and transaction-related expenses included within depreciation and amortization.

(3)	Includes $8,013 and $21,500 for losses/damages related to Hurricanes Irma and Harvey for the years ended December 31, 2018 and 2017, respectively.

(4)	Includes interest income and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs, and marketing expense). NOI excludes: interest expense; depreciation and amortization; general and administrative expense; property management expense; impairment and other; acquisition costs; gain on sale of property, net of tax; and interest income and other miscellaneous income and expenses.

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
The following table presents a reconciliation of net loss (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2018	2017	2016
Net loss available to common stockholders	$(5,744)	$(105,952)	$(78,239)
Net income available to participating securities	817	615	—
Non-controlling interests	(86)	(489)	—
Interest expense	383,595	256,970	286,048
Depreciation and amortization	560,541	309,578	267,681
General and administrative(1)	98,764	167,739	69,102
Property management expense(2)	65,485	43,344	30,493
Impairment and other(3)	20,819	24,093	4,207
Acquisition costs	—	—	50
Gain on sale of property, net of tax	(49,682)	(33,896)	(18,590)
Other, net(4)	(6,958)	959	1,508
NOI (total portfolio)	1,067,551	662,961	$562,260
Starwood Waypoint Homes NOI(5)	N/A	334,734
Non-Same Store NOI	(152,664)	(121,026)
NOI (Same Store portfolio)(6)	$914,887	$876,669

(1)	Includes $23,999, $70,906, and $10,014 of share-based compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively.

(2)	Includes $5,500, $10,297, and $196 of share-based compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)	Includes $8,013 and $21,500 for losses/damages related to Hurricanes Irma and Harvey for the for the years ended December 31, 2018 and 2017, respectively.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)	Represents NOI generated by SWH prior to its merger with Invitation Homes, expressed using Invitation Homes' definition of NOI.

(6)
The Same Store portfolio (consisting of homes which had commenced their initial post-renovation lease prior to October 1st of the year prior to the first year of the comparison period) totaled 68,880 homes for the years ended December 31, 2018 and 2017.

Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
Funds From Operations (“FFO”), Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by Nareit as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization and impairment of real estate assets, and adjustments for unconsolidated partnerships and joint ventures.
We believe that FFO is a meaningful supplemental measure of the operating performance of our business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure as it excludes historical cost depreciation and amortization, impairment on depreciated real estate investments, gains or losses related to sales of previously depreciated homes, as well non-controlling interests, from net income or loss (computed in accordance with GAAP). By excluding depreciation and amortization and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in homes. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effect and could materially affect our results from operations, the utility of FFO as a measure of our performance is limited.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for noncash interest expense related to amortization of deferred financing costs, loan discounts, noncash interest expense for derivatives, share-based compensation expense, IPO related expenses, merger and transaction-related expenses, severance expense, casualty losses, net, and acquisition costs, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for contingently issuable shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net loss (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2018	2017	2016
Net loss available to common stockholders	$(5,744)	$(105,952)	$(78,239)
Add (deduct) adjustments from net loss to derive FFO:
Net income available to participating securities	817	615	—
Non-controlling interests	(86)	(489)	—
Depreciation and amortization on real estate assets	549,505	305,851	263,093
Impairment on depreciated real estate investments	6,709	2,231	2,282
Net gain on sale of previously depreciated investments in real estate	(49,682)	(33,896)	(18,590)
FFO	501,519	168,360	168,546
Noncash interest expense related to amortization of deferred financing costs, loan discounts and noncash interest expense from derivatives	48,354	29,506	59,402
Share-based compensation expense(1)	29,499	81,203	10,210
IPO related expenses	—	8,287	12,979
Merger and transaction-related expenses(2)	22,962	29,802	—
Severance expense	8,238	12,048	2,363
Casualty losses, net(3)	14,110	21,862	1,925
Acquisition costs	—	—	50
Core FFO	624,682	351,068	255,475
Recurring capital expenditures	(122,733)	(54,423)	(47,877)
Adjusted FFO	$501,949	$296,645	$207,598

Net loss available to common stockholders
Weighted average common shares outstanding — diluted(4)(6)(7)(8)	520,376,929	339,423,442

Net loss per common share — diluted(5)(6)(7)(8)	$(0.01)	$(0.26)

FFO
Numerator for FFO per common share — diluted(6)	$512,576	$168,360
Weighted average common shares and OP Units outstanding — diluted(6)(7)(8)	543,063,802	338,933,198

FFO per common share — diluted(6)(7)(8)	$0.94	$0.50

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(6)(7)(8)	530,643,789	338,933,198

Core FFO per common share — diluted(6)(7)(8)	$1.18	$1.04
AFFO per common share — diluted(6)(7)(8)	$0.95	$0.88

(1)
For the years ended December 31, 2018, 2017, and 2016, $23,999, $70,906, and $10,014 was recorded in general and administrative expense, respectively, and $5,500, $10,297, and $196 was recorded in property management expense, respectively.

(2)
Includes merger and transaction-related expenses included within general and administrative and accelerated depreciation and amortization of certain corporate assets included in depreciation and amortization.

(3)	Includes $8,013 and $21,500 for losses/damages related to Hurricanes Irma and Harvey for the years ended December 31, 2018 and 2017, respectively.

(4)
Weighted average common shares outstanding — diluted is calculated in accordance with GAAP and is used in the calculation of net loss per common share — diluted. As we had a net loss for the periods above, the inclusion of incremental shares would be anti-dilutive for purposes of computing net loss per common share — diluted. See Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 12 of Notes to Consolidated Financial Statements” for a complete description of this calculation.

(5)
Net loss per common share — diluted is calculated based on net loss available to common stockholders for only the period after February 1, 2017, the date on which our common stock began trading on the NYSE. For the period from February 1, 2017 through December 31, 2017, we had a net loss available to common stockholders of $89,073. See Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 12 of Notes to Consolidated Financial Statements.”

(6)
On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The 2019 Convertible Notes have no impact on net loss per common share — diluted as inclusion of the contingently issuable shares of common stock would be anti-dilutive to such computation for the year ended December 31, 2018, calculated in accordance with the “if-converted” method. The impact of the 2019 Convertible Notes is reflected in the FFO per common share — diluted computation above in accordance with the “if-converted” method consistent with Nareit’s guidance for calculating FFO per share. For the year ended December 31, 2018, the numerator for FFO per common share — diluted is adjusted for interest expense on the 2019 Convertible Notes of $11,057, including non-cash amortization of discounts. The denominator is adjusted for 12,420,013 potential shares of common stock contingently issuable upon the conversion of the 2019 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share — diluted for the 2019 Convertible Notes. For the year ended December 31, 2018, 15,100,443 potential shares of common stock contingently issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of net loss, FFO, Core FFO, and AFFO per common share — diluted.

(7)
Incremental shares attributed to non-vested RSUs and RSAs do not impact the denominator for net loss per common share — diluted since we had a net loss for the periods above and inclusion of such incremental shares would be anti-dilutive to such computation. Common share equivalents of 1,150,384 and 786,791 for the years ended December 31, 2018 and 2017, respectively, related to incremental shares attributed to non-vested RSUs and RSAs are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

(8)
Units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net loss per common share — diluted for the periods above because all loss attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net loss available to common stockholders. OP Units of 9,116,476 and 1,189,902 for the years ended December 31, 2018 and 2017, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of December 31, 2018, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $6,267.7 million and Term Loan Facility of $1,500.0 million, for a combined total of $7,767.7 million. We effectively converted 78.8% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $14.3 million or $16.3 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included as a separate section in this Annual Report on Form 10-K. See Part IV. Item 15. “Exhibits and Financial Statement Schedules,” which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2018 of the Company and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 27, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2019 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2018 and for the three years in the period ended December 31, 2018
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

4.2	Form of 3.00% Convertible Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed July 8, 2014).

4.3
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

10.5	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.7	Form of Indemnification Agreement of Colony Starwood Homes (incorporated by reference to Exhibit 10.2 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 8, 2016). †

10.8
Registration Rights Agreement, dated as of January 31, 2017, by and among the Company and the equity holders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.1-38004) filed on February 6, 2017).

10.9
Revolving Credit and Term Loan Agreement, dated as of February 6, 2017, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

10.10
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
10.13
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

10.15
Loan Agreement, dated as of April 28, 2017, between IH 2017-1 Borrower, LP, as Borrower, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed May 1, 2017).

10.16
Loan Agreement, dated as of November 9, 2017, between IH 2017-2 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 9, 2017).

10.17
Loan Agreement, dated as of February 8, 2018, between IH 2018-1 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 12, 2018).

10.18
Loan Agreement, dated as of May 8, 2018, between IH 2018-2 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 9, 2018).

10.19
Loan Agreement, dated as of June 28, 2018, between IH 2018-3 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on July 2, 2018).

10.20
Loan Agreement, dated as of November 7, 2018, between IH 2018-4 Borrower LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 8, 2018).

10.21
Loan Agreement, dated as of April 10, 2014, between CAH 2014-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.3 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed August 9, 2016).

10.22
Loan Agreement, dated as of June 30, 2014, between CAH 2014-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.4 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed August 9, 2016).

10.23
Loan Agreement, dated as of June 11, 2015, between CAH 2015-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.5 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed August 9, 2016).

Exhibit number	Description
10.24
Loan Agreement, dated as of June 7, 2016, between CSH 2016-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 8, 2016).

10.25
Loan Agreement, dated as of November 3, 2016, between CSH 2016-2 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.2 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed November 7, 2016).

10.26
Loan Agreement, dated as of September 29, 2017, between SWH 2017-1 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed September 29, 2017).

10.27
Employment Agreement with Dallas B. Tanner, dated November 9, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.28
Employment Agreement with Ernest M. Freedman, dated September 4, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.29
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and John Bartling (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.30
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and Ernest Freedman (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.31
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and Dallas Tanner (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.32
Term Sheet, dated September 19, 2017, between Invitation Homes Inc. and Frederick C. Tuomi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on September 19, 2017). †

10.33
Award Notice and Restricted Stock Unit Agreement (Sign-On Award – Mr. Tuomi) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 20, 2017). †

10.34
Form of Invitation Homes 6 L.P. Bonus Award Program Letter Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

Exhibit number	Description
10.35
Form of Invitation Homes Inc. Restricted Stock Grant and Acknowledgment (Converted Incentive Units) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.36
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (2 Tranche Vesting)) (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.37
Form of Award Notice and Restricted Stock Unit Agreement for Mr. John B. Bartling Jr. (Supplemental Bonus Award (3 Tranche Vesting)) (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.38
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Ernest M. Freedman (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.39
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Dallas B. Tanner (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.40
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Bryce Blair (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.41
Form of Award Notice and Restricted Stock Unit Agreement for Non-Employee Directors (General Form) (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.42
Form of Award Notice and Restricted Stock Unit Agreement (2017 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.43
Form of Award Notice and Restricted Stock Unit Agreement (Retention Award - Messrs. Freedman and Tanner) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.44
Form of Award Notice and Restricted Stock Unit Agreement (2018 LTIP Equity Award) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on August 10, 2018). †

10.45
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 LTIP Equity Award) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

Exhibit number	Description
10.46
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 Supplemental Bonus Award) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.47
Letter Agreement by and between the Company and Mr. Frederick C. Tuomi relating to Award Notice and Restricted Stock Unit Agreement (Sign-On Award - Mr. Tuomi) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.48	Separation Agreement dated January 16, 2019, by and between the Company and Mr. Frederick C. Tuomi. †

10.49
Form of Award Notice and Restricted Stock Unit Agreement (2018 Supplemental Bonus Award) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.50	Colony Starwood Homes Equity Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-221617) filed on November 16, 2017). †

10.51
Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.52
Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.53	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.54
Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed March 13, 2014).

10.55
Amendment No. 1, dated June 26, 2014, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 30, 2014).

10.56
Amendment No. 3, dated September 1, 2015, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed September 4, 2015).

Exhibit number	Description
10.57
Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P., dated as of December 16, 2014 and Effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed December 22, 2014).

10.58
Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 5, 2017).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certificate of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certificate of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 27th day of February 2019.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 27th day of February 2019.

Signature	Title

/s/ Dallas B. Tanner	President, Chief Executive Officer, and Director
Dallas B. Tanner	(Principal Executive Officer)

/s/ Ernest M. Freedman	Executive Vice President and Chief Financial Officer
Ernest M. Freedman	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Senior Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Bryce Blair	Chairman and Director
Bryce Blair

/s/ Jana C. Barbe	Director
Jana C. Barbe

/s/ Richard D. Bronson	Director
Richard D. Bronson

/s/ Kenneth A. Caplan	Director
Kenneth A. Caplan

/s/ Michael D. Fascitelli	Director
Michael D. Fascitelli

Signature	Title

/s/ Robert G. Harper	Director
Robert G. Harper

/s/ Jeffrey E. Kelter	Director
Jeffrey E. Kelter

/s/ John B. Rhea	Director
John B. Rhea

/s/ Janice L. Sears	Director
Janice L. Sears

/s/ William J. Stein	Director
William J. Stein

/s/ Barry S. Sternlicht	Director
Barry S. Sternlicht

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, other comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
February 27, 2019

We have served as the Company's auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(in thousands, except shares and per share data)

	2018	2017
Assets:
Investments in single-family residential properties:
Land	$4,561,441	$4,646,917
Building and improvements	13,668,533	13,740,981
	18,229,974	18,387,898
Less: accumulated depreciation	(1,543,914)	(1,075,634)
Investments in single-family residential properties, net	16,686,060	17,312,264
Cash and cash equivalents	144,940	179,878
Restricted cash	215,051	236,684
Goodwill	258,207	258,207
Other assets, net	759,170	696,605
Total assets	$18,063,428	$18,683,638

Liabilities:
Mortgage loans, net	$7,201,654	$7,580,153
Term loan facility, net	1,490,860	1,487,973
Revolving facility	—	35,000
Convertible senior notes, net	557,301	548,536
Accounts payable and accrued expenses	169,603	193,413
Resident security deposits	148,995	146,689
Other liabilities	125,829	41,999
Total liabilities	9,694,242	10,033,763

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 520,647,977 and 519,173,142 outstanding as of December 31, 2018 and 2017, respectively	5,206	5,192
Additional paid-in capital	8,629,462	8,602,603
Accumulated deficit	(392,594)	(157,595)
Accumulated other comprehensive income	(12,963)	47,885
Total stockholders' equity	8,229,111	8,498,085
Non-controlling interests	140,075	151,790
Total equity	8,369,186	8,649,875
Total liabilities and equity	$18,063,428	$18,683,638

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2018	2017	2016
Rental revenues and other property income	$1,722,962	$1,054,456	$922,587

Expenses:
Property operating and maintenance	655,411	391,495	360,327
Property management expense	65,485	43,344	30,493
General and administrative	98,764	167,739	69,102
Interest expense	383,595	256,970	286,048
Depreciation and amortization	560,541	309,578	267,681
Impairment and other	20,819	24,093	4,207
Total expenses	1,784,615	1,193,219	1,017,858

Other, net	6,958	(959)	(1,558)
Gain on sale of property, net of tax	49,682	33,896	18,590

Net loss	(5,013)	(105,826)	(78,239)
Net loss attributable to non-controlling interests	86	489	—

Net loss attributable to common stockholders	$(4,927)	$(105,337)	$(78,239)

	For the Year Ended December 31, 2018	February 1, 2017 through December 31, 2017
Net loss available to common stockholders — basic and diluted (Note 12)	(5,744)	(89,073)

Weighted average common shares outstanding — basic and diluted	520,376,929	339,423,442

Net loss per common share — basic and diluted	$(0.01)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net loss	$(5,013)	$(105,826)	$(78,239)

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(43,211)	31,636	—
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	(18,627)	16,708	—
Other comprehensive income (loss)	(61,838)	48,344	—
Comprehensive loss	(66,851)	(57,482)	(78,239)
Comprehensive loss attributable to non-controlling interests	1,150	30	—

Comprehensive loss attributable to common stockholders	$(65,701)	$(57,452)	$(78,239)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017, and 2016
(in thousands, except share and per share data)

		Common Stock
	Combined Equity	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2015	$1,887,031	—	$—	$—	$—	$—	$1,887,031	$—	$1,887,031
Net loss	(78,239)	—	—	—	—	—	(78,239)	—	(78,239)
Contributions	138,002	—	—	—	—	—	138,002	—	138,002
Accrued interest on Class B notes	(972)	—	—	—	—	—	(972)	—	(972)
Notes receivable repaid by Class B unitholders	1,527	—	—	—	—	—	1,527	—	1,527
Series A Preferred Stock dividends	(136)	—	—	—	—	—	(136)	—	(136)
Share-based compensation expense	10,210	—	—	—	—	—	10,210	—	10,210
Balance as of December 31, 2016	1,957,423	—	—	—	—	—	1,957,423	—	1,957,423
Net loss	(16,879)	—	—	—	—	—	(16,879)	—	(16,879)
Redemption of Series A Preferred Stock	(1,153)	—	—	—	—	—	(1,153)	—	(1,153)
Distribution of Class B notes receivable	(19,686)	—	—	—	—	—	(19,686)	—	(19,686)
Cancellation/distribution of Class B notes receivable	19,686	—	—	—	—	—	19,686	—	19,686
Share-based compensation expense	12,001	—	—	—	—	—	12,001	—	12,001
Accrued interest on Class B notes	15	—	—	—	—	—	15	—	15
Balance as of January 31, 2017	1,951,407	—	—	—	—	—	1,951,407	—	1,951,407
Pre-IPO Transactions (Note 1)	(1,951,407)	221,826,634	2,218	1,949,189	—	—	—	—	—
Issuance of common stock — IPO	—	88,550,000	886	1,691,172	—	—	1,692,058	—	1,692,058
Stock issuance costs — IPO	—	—	—	(5,726)	—	—	(5,726)	—	(5,726)
Issuance of common stock and INVH LP units — Mergers	—	207,448,958	2,075	4,918,459	—	—	4,920,534	151,881	5,072,415
Stock issuance costs — Mergers	—	—	—	(3,796)	—	—	(3,796)	—	(3,796)
Capital distributions	—	—	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	(88,458)	—	(88,458)	(489)	(88,947)
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	—	(69,137)	—	(69,137)	—	(69,137)
Issuance of common stock — settlement of RSUs, net of tax	—	1,347,550	13	(15,897)	—	—	(15,884)	—	(15,884)
Share-based compensation expense	—	—	—	69,202	—	—	69,202	—	69,202
Total other comprehensive income	—	—	—	—	—	47,885	47,885	459	48,344
Balance as of December 31, 2017	—	519,173,142	5,192	8,602,603	(157,595)	47,885	8,498,085	151,790	8,649,875
Capital distributions	—	—	—	—	—	—	—	(4,020)	(4,020)
Net loss	—	—	—	—	(4,927)	—	(4,927)	(86)	(5,013)
Dividends and dividend equivalents declared ($0.44 per share)	—	—	—	—	(230,072)	—	(230,072)	—	(230,072)
Issuance of common stock — settlement of RSUs, net of tax	—	1,069,798	10	(9,255)	—	—	(9,245)	—	(9,245)
Share-based compensation expense	—	—	—	29,499	—	—	29,499	—	29,499
Total other comprehensive income	—	—	—	—	—	(60,774)	(60,774)	(1,064)	(61,838)
Redemption of OP Units for common stock	—	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of December 31, 2018	$—	520,647,977	$5,206	$8,629,462	$(392,594)	$(12,963)	$8,229,111	$140,075	$8,369,186

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net loss	$(5,013)	$(105,826)	$(78,239)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	560,541	309,578	267,681
Share-based compensation expense	29,499	81,203	10,210
Amortization of deferred leasing costs	11,258	12,143	13,756
Amortization of deferred financing costs	27,191	22,271	45,819
Amortization of debt discounts	9,124	1,390	4,900
Provisions for impairment	6,709	2,231	2,282
Gain on sale of property, net of tax	(49,682)	(33,896)	(18,590)
Change in fair value of derivative instruments	12,039	5,845	9,260
Other noncash amounts included in net loss	6,342	(2,940)	(682)
Changes in operating assets and liabilities:
Other assets, net	(14,083)	(10,605)	(14,531)
Accounts payable and accrued expenses	(26,643)	(10,294)	6,936
Resident security deposits	2,306	3,281	5,344
Other liabilities	(8,347)	(11,411)	1,908
Net cash provided by operating activities	561,241	262,970	256,054

Investing Activities:
Cash and restricted cash acquired in the Mergers (Note 15)	—	203,508	—
Amounts deposited and held by others	9,074	2,513	5,718
Acquisition of single-family residential properties	(252,391)	(228,499)	(284,224)
Initial renovations to single-family residential properties	(45,733)	(42,625)	(56,802)
Other capital expenditures for single-family residential properties	(141,688)	(58,456)	(45,936)
Corporate capital expenditures	(4,027)	(4,086)	(3,857)
Proceeds from sale of residential properties	490,699	205,980	143,090
Purchases of investments in debt securities	(211,737)	(95,174)	(16,036)
Repayment proceeds from retained debt securities	224,035	79,292	—
Other investing activities	(5,239)	2,240	—
Net cash provided by (used in) investing activities	62,993	64,693	(258,047)

Financing Activities:
Proceeds from IPO, net of underwriting discounts	—	1,692,058	—
IPO costs paid	—	(2,757)	(2,969)
Merger costs paid	—	(3,796)	—
Payment of dividends and dividend equivalents	(230,072)	(68,997)	—
Distributions to non-controlling interests	(4,020)	(61)	—
Payment of taxes related to net share settlement of RSUs	(9,245)	(15,884)	—
Contributions	—	—	138,002

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Proceeds from credit facilities	—	—	184,682
Payments on credit facilities	—	(2,321,585)	(219,045)
Proceeds from mortgage loans	4,234,483	1,861,447	—
Payments on mortgage loans	(4,579,594)	(2,951,008)	(46,817)
Proceeds from term loan facility	—	1,500,000	—
Proceeds from revolving facility	285,000	135,000	—
Payments on revolving facility	(320,000)	(100,000)	—
Payments on warehouse loans	—	—	(115,261)
Deferred financing costs paid	(55,681)	(54,576)	(11,194)
Other financing activities	(1,676)	(1,153)	814
Net cash used in financing activities	(680,805)	(331,312)	(71,788)

Change in cash, cash equivalents, and restricted cash	(56,571)	(3,649)	(73,781)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	416,562	420,211	493,992
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$359,991	$416,562	$420,211

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$335,973	$226,306	$223,237
Cash paid for income taxes	2,069	2,525	—

Noncash investing and financing activities (see Note 15 for noncash activity related to the Mergers):
Accrued renovation improvements at period end	$7,189	$8,715	$4,962
Accrued residential property capital improvements at period end	7,189	7,282	3,847
Transfer of residential property, net to other assets, net for held for sale assets	441,005	76,801	45,062
Reclassification of IPO costs from other assets to additional paid-in capital	—	2,969	—
Change in other comprehensive income (loss) from cash flow hedges	(73,242)	46,624	—
Capital leases	2,209	—	—

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
Prior to the IPO, we conducted our business through a combination of entities formed by Blackstone Real Estate Partners VII L.P. (“BREP VII”), an investment fund sponsored by The Blackstone Group L.P., along with BREP VII’s affiliated side-by-side funds and co-investment vehicles (“BREP VII and Affiliates”). The first Invitation Homes partnership was formed on June 12, 2012, through the establishment of Invitation Homes L.P. (“IH1”) and its wholly owned subsidiary, THR Property Management L.P. (the “Manager”). Preeminent Holdings, Inc. (“IH2”) was created on February 14, 2013, Invitation Homes 3 L.P. (“IH3”) on August 8, 2013, Invitation Homes 4 L.P. (“IH4”) on January 10, 2014, Invitation Homes 5 L.P. (“IH5”) on August 22, 2014, and Invitation Homes 6 L.P. (“IH6”) on June 15, 2015 (collectively with IH1, the “Invitation Homes Partnerships”). Through the Manager, we provide all management and other administrative services with respect to the properties we own. The collective owners of the Invitation Homes Partnerships prior to the IPO are referred to as the “Pre-IPO Owners.”
Invitation Homes Operating Partnership LP (“INVH LP”) and its general partner, Invitation Homes OP GP LLC (the “OP General Partner”), were formed by one of our Pre-IPO Owners on December 14, 2016. INVH LP began negotiating and entering into certain debt and hedge instruments upon its formation in anticipation of our IPO.
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
Our organizational structure includes several wholly owned subsidiaries that were formed to facilitate certain of our financing arrangements (the “Borrower Entities”). These Borrower Entities are used to align the ownership of our single-family residential properties with certain of our debt instruments. Collateral for certain of our individual debt instruments may be in the form of equity interests in the Borrower Entities or in pools of single-family residential properties owned either directly by the Borrower Entities or indirectly by their wholly owned subsidiaries (see Note 6).
References to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer, collectively, to INVH, INVH LP, and the consolidated subsidiaries of INVH LP, including the Manager. References to “SWH” refer to Starwood Waypoint Homes and its subsidiaries.
Pre-IPO Transactions
On January 31, 2017, we effected certain transactions (the “Pre-IPO Transactions”) that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Invitation Homes Partnerships, including the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

full portfolio of homes held by the Invitation Homes Partnerships. As a result of the Pre-IPO Transactions, INVH LP was wholly owned by INVH directly and through its wholly owned subsidiary, the OP General Partner. More specifically:

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

•	prior to the IH2 Merger, our Pre-IPO Owners contributed to INVH their interests in each of the other Invitation Homes Partnerships (other than IH2) in exchange for newly-issued shares of INVH; and

•	INVH contributed to INVH LP all of the interests in the Invitation Homes Partnerships (other than IH2, the assets, liabilities, and operations of which were contributed to INVH LP).
The Pre-IPO Transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
Merger with Starwood Waypoint Homes
On November 16, 2017 (the “Merger Date”), pursuant to an Agreement and Plan of Merger, dated as of August 9, 2017 (the “Merger Agreement”), by and among INVH, INVH LP, IH Merger Sub, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of INVH (“REIT Merger Sub”), SWH and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH (“SWH Partnership”), SWH merged with and into REIT Merger Sub, with REIT Merger Sub surviving as our subsidiary (the “REIT Merger”). Immediately after the REIT Merger, SWH Partnership merged with and into INVH LP, with INVH LP surviving as our subsidiary (the “Partnership Merger,” and together with the REIT Merger, the “Mergers”).
Under the terms of the Merger Agreement, each outstanding SWH common share was converted into 1.6140 shares of our common stock (the “Exchange Ratio”), and each outstanding unit of SWH Partnership was converted into 1.6140 common units, representing limited partner interests, in INVH LP. Further, each outstanding restricted share unit of SWH (an “SWH RSU”) that vested as a result of the Mergers was automatically converted into the right to receive our common stock based on the Exchange Ratio, plus any accrued but unpaid dividends (if any) and less certain taxes (if any). After giving effect to the Mergers, as of December 31, 2018, INVH owns a 98.3% partnership interest in INVH LP and has the full, exclusive and complete responsibility for and discretion over the day to day management and control of INVH LP. See Note 15 for additional information regarding the accounting treatment for the Mergers.
The REIT Merger was treated as a reorganization for United States federal income tax purposes, and the Partnership Merger was treated as a tax free transaction to the holders of units of SWH Partnership for United States federal income tax purposes.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Subsequent to the date of the Pre-IPO Transactions, these consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. Prior to the date of the Pre-IPO Transactions, these consolidated

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

financial statements include the combined accounts of INVH LP and the Invitation Homes Partnerships and their wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
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
As described in Note 5, as a result of the Mergers we acquired an investment in a joint venture with the Federal National Mortgage Association (“FNMA”), which is a voting interest entity. We do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies. Additionally, FNMA holds certain substantive participating rights that preclude the presumption of control by us; as such, we account for our investment using the equity method. In connection with the Mergers, we initially recorded this investment at fair value in connection with purchase accounting as described in Note 15 and have subsequently adjusted for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
Non-controlling interests primarily represent the interests in INVH LP held by a third party as a result of the Partnership Merger. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2018 and 2017, and the consolidated statements of operations for the years ended December 31, 2018 and 2017 include an allocation of the net loss attributable to the non-controlling interest holders.
Reclassification
Certain reclassifications have been made to prior periods to conform with current reporting on the consolidated statements of operations.
We combined other property income of $59,535 and $44,596 for the years ended December 31, 2017 and 2016, respectively, into rental revenues and other property income. Additionally we reclassified interest expense of $256,970 and $286,048 for the years ended December 31, 2017 and 2016, respectively, into total expenses.
These reclassifications had no effect on the total reported net loss for the years ended December 31, 2017 and 2016.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which provides guidance on revenue recognition and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. The standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. We adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method. This adoption did not have a significant impact on our consolidated financial statements, as rental income

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

from leasing arrangements comprises more than 90% of our rental revenues and other property income, and such revenue is specifically excluded from the standard. We analyzed our remaining revenue streams included within rental revenues and other property income and other, net and concluded there was no change to the timing and pattern of revenue recognition for these revenue streams under the new guidance. As such, adoption of the standard did not result in a change to our revenue recognition policies, require recognition of a cumulative adjustment as of January 1, 2018, or have a material impact on our consolidated financial statements.
In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments. The purpose of this pronouncement is to update the guidance in the SEC paragraphs of the ASC to align with ASU No. 2014-09. We adopted ASU 2017-03 effective January 1, 2018, and it did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies the definition of modification with the objective of evaluating whether modification accounting should be applied when there are changes to the terms or conditions of a share-based payment award. We adopted ASU 2017-09 effective January 1, 2018, and it did not have a material impact on our consolidated financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The new guidance clarifies that ASC 610-20 applies to the derecognition of nonfinancial assets and in substance nonfinancial assets unless other specific guidance applies. As a result, it does not apply to the derecognition of businesses, nonprofit activities, or financial assets (including equity method investments), or to revenue transactions (contracts with customers). The new guidance also clarifies that an in substance nonfinancial asset is an asset or group of assets for which substantially all of the fair value consists of nonfinancial assets and the group or subsidiary is not a business. In addition, transfers of nonfinancial assets to another entity in exchange for a non-controlling ownership interest in that entity will be accounted for under ASC 610-20, removing specific guidance on such partial exchanges from ASC 845, Nonmonetary Transactions. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20, Real Estate Sales, will be eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. We adopted ASU 2017-05 effective January 1, 2018, and it did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to simplify the accounting for goodwill impairment by removing step two of the goodwill impairment test, which had involved determining the fair value of individual assets and liabilities of a reporting unit to measure goodwill. Instead, goodwill impairment will be determined as the excess of a reporting unit’s carrying value over its fair value, not to exceed the carrying amount of goodwill. We adopted ASU 2017-04 effective January 1, 2018, and performed our October 31, 2018 impairment test in accordance with ASU 2017-04. This did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that period changes in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents are explained in the statement of cash flows. Thus, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning and ending balances shown in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2018, using a retrospective transition method. As a result, on our consolidated statements of cash flow, changes in restricted cash related to security deposits (previously included in the operating activities section) and changes in the restricted cash line (previously included in the investing activities section) have been eliminated. Changes in restricted cash are now included in the beginning of period and end of period total cash, cash equivalents and restricted cash amounts. Additionally, Note 4 includes expanded disclosures regarding the components of the beginning and ending balances on our consolidated statements of cash flows.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new guidance will require the current and deferred tax effects of intercompany transactions, except for those involving inventory, to be recognized currently. Under prior GAAP, the tax effects of intra-entity asset transfers are deferred

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

until the transferred asset is sold to a third party or otherwise recovered through use. We adopted ASU 2016-16 effective January 1, 2018, and it did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments including debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, proceeds from the settlement of insurance claims, and beneficial interests in securitization transactions. We adopted ASU 2016-15 effective January 1, 2018, and it did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments, including the requirement to measure certain equity investments at fair value with changes in fair value recognized in net income. We adopted ASU 2016-01 effective January 1, 2018, and it did not have a material impact on our consolidated financial statements.
In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The amendments were generally effective for filings on or after November 5, 2018. The Disclosure Update and Simplification eliminated SEC Regulation S-X, 3-15(a)(1) which previously required REITs to present separately all gains and losses on the sale of properties outside of continuing operations in the statement of operations. Accordingly, we have conformed the presentation of our consolidated statement of operations with this amendment for all periods presented. The Disclosure Update and Simplification also extends to interim periods the annual requirement in SEC Regulation S-X, Rule 3-04, 2 to disclose and analyze changes in stockholders’ equity for the current quarter and year to date interim periods as well as the comparative periods of the prior year (either in a separate statement or footnote). The additional disclosure requirements for the changes in stockholders’ equity are required in the Form 10-Q for the quarter that begins after the effective date of the amendments. We anticipate our first presentation of changes in stockholders’ equity will be included in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2019.
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
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of approximately 80,000 single-family residential properties in 17 markets across the United States:

•
Acquisition of Real Estate Assets: Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, our purchases of homes are treated as asset acquisitions and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. Properties acquired in the Mergers were recorded at fair value (see Note 15). The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. The in-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our consolidated balance sheets (see Note 5). Prior to our adoption of ASU 2017-01 effective January 1, 2017,

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

acquisition costs for transactions accounted for as business combinations were expensed in the period in which they were incurred and were reflected in other expenses in the consolidated statements of operations.

•
Cost Capitalization: We incur costs to acquire, stabilize, and prepare our single-family residential properties to be leased. We capitalize these costs as a component of our investment in each single-family residential property, using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing our properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities, HOA fees, and the salaries and benefits of the Manager’s employees who are directly responsible for the execution of our stabilization activities. The capitalization period associated with our stabilization activities begins at the time that such activities commence and concludes at the time that a single-family residential property is available to be leased.

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

•
Depreciation: Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. The depreciation period commences upon the completion of stabilization-related activities or upon the completion of improvements made on an ongoing basis. For those costs capitalized in connection with residential property acquisitions and stabilization activities and those capitalized on an ongoing basis, the weighted average useful lives range from 7 years to 28.5 years.

•
Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. Examples of such events and changes in circumstances that we consider include significant and persistent declines in an individual property’s net operating income, regional changes in home price appreciation as measured by certain independently developed indices, change in expected use of the property, significant adverse legal factors, substantive damage to the individual property as a result of natural disasters and other risks inherent in our business not covered by insurance proceeds, or a current expectation that a property will be disposed of prior to the end of its estimated useful life.

To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. Cash flow projections are prepared using internal analyses based on current rental, renewal, and occupancy rates, operating expenses, and inputs from our annual planning process that give consideration to each property’s historical results, current operating trends, and current market conditions. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. To determine the estimated fair value, we consider local broker price opinions (“BPOs”) and automated valuation model (“AVM”) data, each of which are important components of our process with no one information source being necessarily determinative. In order to validate the BPOs and AVM data received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, Fair Value Measurements. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used, and any adjustments to comparable transactions made, in reaching the value opinions.
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

•
Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property that is immediately available for sale in its present condition; (ii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iii) the sale of a property is probable within one year (generally determined based upon listing for sale); (iv) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (v) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2018 and 2017, we classified $154,077 and $46,814, respectively, as held for sale assets in our consolidated balance sheets (see Note 5).
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
Restricted Cash
Restricted cash represents cash deposited in accounts related to rent deposits and collections, security deposits, property taxes, insurance premiums and deductibles, capital expenditures, prepayments, and cash collateral held by the counterparties to certain of our interest rate swap contracts (see Note 4). Amounts deposited in the reserve accounts associated with the mortgage loans can only be used as provided for in the mortgage loan agreements (see Note 6), and security deposits held pursuant to lease agreements are required to be segregated. Additionally, if certain conditions are met, we may be required to post collateral related to certain of our interest rate swap agreements. Accordingly, these items are separately presented within our consolidated balance sheets.
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
Convertible Senior Notes
ASC Topic 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with Mergers, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate as of the Merger Date (see Note 6). The resulting discount from the outstanding principal balance of the convertible senior notes is being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense in the consolidated statement of operations for the years ended December 31, 2018 and 2017.
Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, primarily consist of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. For the years ended December 31, 2018, 2017, and 2016, rental income from these leasing arrangements comprised $1,607,545, $994,921, and $877,991, respectively, of our rental revenues and other property income and is recognized monthly as it is earned on a straight-line basis over the term of the lease, net of any concessions. As rental income is specifically excluded from the scope of ASC 606, Revenue from Contracts with Customers, we account for rental income in accordance with ASC 840, Leases. Our remaining revenue streams included within rental revenues and other property income and other, net are recognized when the performance obligations have been satisfied. Sales taxes and other similar taxes assessed by governmental authorities that we collect from lessees are excluded from our rental revenues and other property income.
We maintain an allowance for doubtful accounts for estimated losses that may result from the inability of residents to make required rent or other payments. This allowance is estimated based on, among other considerations, payment histories and overall delinquencies. The provision for doubtful accounts is recorded as a reduction of rental revenues and other property income in our consolidated statements of operations.
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
Goodwill
In connection with the Mergers, we recorded goodwill (see Note 15), which is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2018, no impairment of goodwill has been recorded.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Earnings Per Share
We present both basic and diluted earnings (loss) per common share (“EPS”) in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing net loss available to common stockholders for the period by the weighted-average number of shares of common stock outstanding for the period, excluding non-vested restricted stock units (“RSUs”) and restricted shares of our common stock (“RSAs”) (see Share-Based Compensation Expense below). Diluted EPS reflects the maximum potential dilution that could occur from non-vested RSUs and RSAs and the convertible senior notes using the “if-converted” method. For diluted EPS, the numerator is adjusted for any changes in net income (loss) that would result from the assumed conversion of these potential shares of common stock. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.
All outstanding non-vested RSUs and RSAs with nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities, as identified in Note 10. As such, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods when we have net income.
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
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. We have elected not to designate these interest cap agreements for

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month London Interbank Offered Rate (“LIBOR”). In connection with the Pre-IPO Transactions and the Mergers, we have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
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
We recognize share-based compensation expense for the RSUs and RSAs based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche. The grant-date fair value of RSUs and RSAs is generally based on the closing price of our common stock on the grant date except for the grant-date fair value of market based RSUs, which are based on Monte-Carlo option pricing models. Compensation expense for RSUs with performance conditions is adjusted based on the probable outcome of the performance conditions as of each reporting period.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

regular corporate rates (including, for taxable years beginning prior to January 1, 2018, any applicable alternative minimum tax) and may not be able to qualify as a REIT for subsequent taxable years.
Even if we qualify as a REIT, we may be subject to United States federal income and excise taxes in various situations, such as on our undistributed income. We also will be required to pay a 100% tax on any net income on non-arm’s length transactions between us and a TRS, defined below, and on any net income from sales of assets that were held for sale to customers in the ordinary course. In addition, for taxable years beginning prior to January 1, 2018, we could also be subject to the alternative minimum tax on items of tax preference. State and local tax laws may not conform to the United States federal income tax treatment, and we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.
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
Certain of our operations, or a portion thereof, are conducted through taxable REIT subsidiaries (“TRSs”). A TRS is a subsidiary C corporation that has not elected REIT status and as such is subject to United States federal and state corporate income tax. We use TRS entities to facilitate our ability to perform non-real estate related activities and/or perform non-customary services for residents that cannot be offered directly by a REIT.
For our TRS entities, deferred income taxes result from temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for United States federal income tax purposes and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. We reduce deferred tax assets by recording a valuation allowance when we determine, based on available evidence, that it is more likely than not that the assets will not be realized. We recognize the tax consequences associated with intercompany transfers between the REIT and TRS entities when the related assets affect our net income or loss, generally through depreciation, impairment losses, or sales to third party entities.
Tax benefits associated with uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.
We file income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. Our filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years varying based upon the date of incorporation of the specific entity. The years open to examination range from 2015 to present.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets, excluding receivables arising from operating leases. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. The new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting will remain similar to lessor accounting under current GAAP, while aligning with the FASB’s new revenue recognition guidance. We will adopt the new standard on January 1, 2019 using the optional transition approach. Consequently, financial information will not be updated and the new disclosures required under the standard will not be provided for periods before January 1, 2019. We estimate that adoption of this standard will result in an increase of less than $20,000 in both other assets, net and other liabilities on our consolidated balance sheet to record right-of-use assets and related liabilities, respectively, for our leased office space and vehicles.
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
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2018	December 31, 2017
Land	$4,561,441	$4,646,917
Single-family residential property	13,026,317	13,084,156
Capital improvements	525,670	536,297
Equipment	116,546	120,528
Total gross investments in the properties	18,229,974	18,387,898
Less: accumulated depreciation	(1,543,914)	(1,075,634)
Investments in single-family residential properties, net	$16,686,060	$17,312,264
As of December 31, 2018 and 2017, the carrying amount of the residential properties above includes $120,438 and $125,903, respectively, of capitalized acquisition costs (excluding purchase price), along with $66,449 and $62,938, respectively, of capitalized interest, $25,670 and $25,966, respectively, of capitalized property taxes, $4,694 and $4,727, respectively, of capitalized insurance, and $2,779 and $2,818, respectively, of capitalized HOA fees.
During the years ended December 31, 2018, 2017, and 2016, we recognized $511,988, $297,627, and $263,093, respectively, of depreciation expense related to the components of the properties, $37,517, $8,223, and $0, respectively, of amortization related to in-place lease intangible assets, and $11,036, $3,728, and, $4,588, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2018, 2017, and 2016, impairments totaling $6,709, $2,231, and $2,282, respectively, have been recognized and are included in impairment and other in the consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$144,940	$179,878
Restricted cash	215,051	236,684
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$359,991	$416,562
Pursuant to the terms of the mortgage loans described in Note 6, we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with the mortgage loans are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that are required to be segregated. If certain conditions are met, we may also be required to post collateral related to certain of our interest rate swap agreements. We are also required to hold letters of credit as required by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts, as of December 31, 2018 and 2017, are set forth in the table below. As of December 31, 2018 and 2017, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan agreements that require such funding did not exist. Also, as of December 31, 2018, no amounts were funded to derivative collateral accounts as the conditions specified in the derivative agreements that require such funding did not exist.

	December 31, 2018	December 31, 2017
Resident security deposits	$150,346	$147,098
Collections	26,677	40,607
Property taxes	26,163	20,785
Standing and capital expenditure reserves	5,269	5,257
Letters of credit	3,444	3,567
Special and other reserves	3,152	4,250
Derivative collateral	—	15,120
Total	$215,051	$236,684

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 5—Other Assets
As of December 31, 2018 and 2017, the balances in other assets, net are as follows:

	December 31, 2018	December 31, 2017
Investments in debt securities, net	$366,599	$378,545
Held for sale assets(1)	154,077	46,814
Derivative instruments (Note 7)	75,405	57,612
Investment in unconsolidated joint venture	56,622	57,078
Rent and other receivables, net	33,117	24,525
Prepaid expenses	30,970	37,869
Corporate fixed assets, net	11,792	16,595
Deferred leasing costs, net	6,316	7,018
Deferred financing costs, net	5,134	7,504
Amounts deposited and held by others	1,010	12,598
In-place leases, net	—	37,517
Other	18,128	12,930
Total	$759,170	$696,605

(1)	As of December 31, 2018 and 2017, 738 and 236 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $366,599, net of unamortized discounts of $2,993, as of December 31, 2018. These investments in debt securities are classified as held to maturity investments. As of December 31, 2018 and 2017, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of December 31, 2018, our retained certificates are scheduled to mature over the next nine months to eight years.
Investment in Unconsolidated Joint Venture
In connection with the Mergers, we acquired a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval on major decisions. As of December 31, 2018 and 2017, the joint venture owned 754 and 776 properties, respectively.
Rent and Other Receivables, net
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
Included in other assets, net on the consolidated balance sheets, is an allowance for doubtful accounts of $2,998 and $4,094, as of December 31, 2018 and 2017, respectively.
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our consolidated balance sheets. These deferred

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of December 31, 2018 and 2017, the unamortized balances of these deferred financing costs are $5,134 and $7,504, respectively.
In-Place Leases, net
In connection with the Mergers, we acquired in-place leases with a fair value of $45,740. The amortization period assigned at the Merger Date was approximately eight months, which represents the weighted average remaining lease period, and amortization expense of $37,517 and $8,223 is included in depreciation and amortization expense in the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the unamortized balances of the in-place lease intangible asset are $0 and $37,517, respectively. The balance was fully amortized during the year ended December 31, 2018.
Note 6—Debt
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by the respective Borrower Entities. We utilize the proceeds from our securitizations to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into Securitization reserve accounts; (iii) closing costs in connection with the mortgage loans; (iv) general costs associated with our operations; and (v) distributions and dividends. In addition to the Securitization transactions we initiated, we assumed certain mortgage loans from SWH in connection with the Mergers.
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2018 and 2017:

					Outstanding Principal Balance(3)
	Origination Date	Maturity Date(1)	Interest Rate(2)	Range of Spreads	December 31, 2018	December 31, 2017
CAH 2014-1	N/A	February 8, 2018	—%	N/A	$—	$473,384
CAH 2014-2	N/A	February 8, 2018	—%	N/A	—	385,401
IH 2015-1, net	N/A	May 8, 2018	—%	N/A	—	528,795
IH 2015-2	N/A	May 8, 2018	—%	N/A	—	627,259
IH 2015-3	N/A	June 28, 2018	—%	N/A	—	1,165,886
CAH 2015-1	N/A	November 7, 2018	—%	N/A	—	656,551
CSH 2016-1	N/A	November 7, 2018	—%	N/A	—	531,517
CSH 2016-2(4)(5)	November 3, 2016	December 9, 2019	4.38%	133-423 bps	442,614	609,815
IH 2017-1(6)	April 28, 2017	June 9, 2027	4.23%	N/A	995,826	996,453
SWH 2017-1(4)	September 29, 2017	October 9, 2019	4.07%	102-347 bps	764,685	769,754
IH 2017-2(4)	November 9, 2017	December 9, 2019	4.03%	91-306 bps	856,238	863,413
IH 2018-1(4)	February 8, 2018	March 9, 2020	3.76%	76-256 bps	911,827	—
IH 2018-2(4)	May 8, 2018	June 9, 2020	3.91%	95-230 bps	1,035,749	—
IH 2018-3(4)	June 28, 2018	July 9, 2020	3.94%	105-230 bps	1,296,959	—
IH 2018-4(4)	November 7, 2018	January 9, 2021	3.93%	115-225 bps	959,578	—
Total Securitizations					7,263,476	7,608,228
Less: deferred financing costs, net					(61,822)	(28,075)
Total					$7,201,654	$7,580,153

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2018. For all other mortgage loans, the maturity dates above are reflective of all extensions that have been exercised.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of December 31, 2018, LIBOR was 2.52%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(3)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(4)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one-year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our CSH 2016-2 mortgage loan has exercised the first extension option. The maturity dates above are reflective of all extensions that have been exercised.

(5)	On January 9, 2019, we made a voluntary prepayment of $70,000 against the outstanding balance of CSH 2016-2 with unrestricted cash on hand (see Note 17).

(6)	Net of unamortized discount of $2,993 and $3,345 as of December 31, 2018 and 2017, respectively.

Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each mortgage loan consists of five to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two year initial terms are individually subject to three to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Certain components of our mortgage loans were sold at a discount, and $2,993 and $3,345 of unamortized discount are included in mortgage loans, net on our consolidated balance sheets as of December 31, 2018 and 2017, respectively.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2018 and 2017, a total of 41,644 and 47,616 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan, and CAH 2014-1 also required monthly payments of principal.
Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities for our Securitizations currently outstanding are wholly owned subsidiaries. We accounted for the transfer of the individual Securitizations from the wholly owned Depositor Entities to the respective Trusts as sales under ASC Topic 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were both originated by the lender and immediately transferred at the same fair market value.
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
The Trusts are structured as pass-through entities that receive interest, and in the case of CAH 2014-1 principal payments, from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these consolidated financial statements. We have evaluated our interests in

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
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
To fulfill these requirements, Class G certificates for IH 2015-1, IH 2015-2, IH 2015-3, CAH 2015-1, CSH 2016-1, and CSH 2016-2 were issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates were restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates during the time the related Securitizations were outstanding, and they were principal only, bearing a stated interest rate of 0.0005%. Additionally, in certain instances, we elected to purchase certain Class F certificates, which bore a stated annual interest rate of LIBOR plus a spread ranging from 3.73% to 5.08%.
For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retained 5% of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $366,599 and $378,545 as of December 31, 2018 and 2017, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of December 31, 2018, and through the date our consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2018, 2017, and 2016, we made voluntary and mandatory prepayments of $4,579,594, $2,951,008, and $42,099, respectively, under the terms of the mortgage loan agreements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of December 31, 2018 and 2017:

	Maturity Date	Interest Rate(1)	December 31, 2018	December 31, 2017
Term Loan Facility	February 6, 2022	4.22%	$1,500,000	$1,500,000
Deferred financing costs, net			(9,140)	(12,027)
Term Loan Facility, net			$1,490,860	$1,487,973

Revolving Facility	February 6, 2021	4.27%	$—	$35,000

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2018, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.52%.

Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one-month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30% in the case of base rate loans, and 1.75% to 2.30% in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30% in the case of base rate loans, and 1.70% to 2.30% in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2018, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In July 2014, SWH issued $230,000 in aggregate principal amount of 3.00% convertible senior notes due 2019 (the “2019 Convertible Notes”). Interest on the 2019 Convertible Notes is payable semiannually in arrears on January 1st and July 1st of each year. The 2019 Convertible Notes will mature on July 1, 2019. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2018 and 2017:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	December 31, 2018	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	54.0017	7/1/2019	0.50 years	$229,993	$230,000
2022 Convertible Notes	3.50%	5.12%	43.7694	1/15/2022	3.04 years	345,000	345,000
Total						574,993	575,000
Net unamortized fair value adjustment						(17,692)	(26,464)
Total						$557,301	$548,536

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223,185 and $324,252 for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
We generally have the option to settle any conversions in cash, common stock or a combination thereof. The conversion rate represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted as of December 31, 2018, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. The Convertible Senior Notes do not meet the criteria for conversion as of December 31, 2018.

Terms of Conversion
As of December 31, 2018, the conversion rate applicable to the 2019 Convertible Notes is 54.0017 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.52 per common share — actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders were able to convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The “if-converted” value of the 2019 Convertible Notes exceeded their principal amount by $19,401 as of December 31, 2018 as the closing market price of the Company’s common stock of $20.08 per share exceeded the implicit conversion price. For the years ended December 31, 2018 and 2017, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $11,057 and $1,384, respectively.
As of December 31, 2018, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes was less than their principal amount by $41,783 as of December 31, 2018 as

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

the closing market price of the Company’s common stock of $20.08 per share was less than the implicit conversion price. For the years ended December 31, 2018 and 2017, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $16,690 and $2,088, respectively.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2018:

Year	Mortgage Loans(1)	Term Loan Facility	Convertible Senior Notes	Total
2019	$2,063,537	$—	$229,993	$2,293,530
2020	3,244,535	—	—	3,244,535
2021	959,578	—	—	959,578
2022	—	1,500,000	345,000	1,845,000
2023	—	—	—	—
2024 and thereafter	995,826	—	—	995,826
Total	7,263,476	1,500,000	574,993	9,338,469
Less: deferred financing costs, net	(61,822)	(9,140)	—	(70,962)
Less: unamortized fair value adjustment	—	—	(17,692)	(17,692)
Total	$7,201,654	$1,490,860	$557,301	$9,249,815

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. On the Merger Date, we recorded these interest rate swaps at their aggregate estimated fair value of $21,135 (see Note 15). Over the terms of each of these swaps, an amount equal to the Merger Date fair value will be amortized and recorded as an increase in interest expense and accumulated other comprehensive income.
The table below summarizes our interest rate swap instruments as of December 31, 2018:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
January 10, 2017	January 15, 2018	January 15, 2019	1.58%	One-month LIBOR	550,000
February 23, 2016	March 15, 2018	March 15, 2019	1.10%	One-month LIBOR	800,000
February 23, 2016	March 15, 2018	March 15, 2019	1.06%	One-month LIBOR	800,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	400,000
March 29, 2017	March 15, 2019	March 15, 2022	2.21%	One-month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One-month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One-month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One-month LIBOR	400,000
During the years ended December 31, 2018 and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $38,710 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.00% to 5.12%.
Tabular Disclosure of Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2018	December 31, 2017	Balance Sheet Location	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$74,929	$57,612	Other liabilities	$90,527	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	476	27	Other liabilities	440	—
Total		$75,405	$57,639		$90,967	$—
Offsetting Derivatives
The Company enters into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of December 31, 2018. As of December 31, 2017, there were no derivatives classified as liabilities.

	As of December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,405	$—	$75,405	$(30,374)	$—	$45,031
Offsetting liabilities:
Derivatives	$90,967	$—	$90,967	$(30,374)	$—	$60,593

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Tabular Disclosure of the Effect of Derivative Instruments on the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016:

	Amount of Gain (Loss) Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Loss	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Loss			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2018	2017	2016		2018	2017	2016	2018	2017	2016
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(43,211)	$31,636	$—	Interest expense	$18,627	$(16,708)	$—	$383,595	$256,970	$286,048

	Location of Gain (Loss) Recognized in Net Loss on Derivative	Amount of Gain (Loss) Recognized in Net Loss on Derivative
		For the Years Ended December 31,
		2018	2017	2016
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$(3,674)	$(8,683)
Interest rate caps	Interest expense	(641)	(364)	(577)
Total		$(641)	$(4,038)	$(9,260)
Credit-Risk-Related Contingent Features
We have agreements with certain of our derivative counterparties for our interest rate swap agreements that contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2018, the fair value of certain derivatives in a net liability position was $60,593. If we have breached any of these provisions at December 31, 2018, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $66,575.
If certain conditions are met, we may also be required to post collateral related to certain of our interest rate swap agreements. As of December 31, 2017, we had posted collateral amounting to $15,120 related to certain of these agreements (see Note 4). As of December 31, 2018, we have not posted any collateral for our interest rate swap agreements as the conditions specified in the derivative agreements that require such funding did not exist.
Note 8—Equity
Stockholders’ Equity
In connection with our IPO (see Note 1), we issued 310,376,634 shares of common stock to the public and the Pre-IPO Owners and 3,290,126 RSUs (see Note 10), and our IPO raised $1,692,058, net of underwriting discount, and before IPO costs of $5,726. During the year ended December 31, 2018, we issued 1,474,835 shares of common stock, comprised of 1,069,798 shares of common stock in net settlement of 1,488,175 fully vested RSUs and 405,037 shares of common stock in exchange for the redemption of the same number of units of limited partnership interests in INVH LP (the “OP Units”). During the year ended December 31, 2017, we issued 1,347,550 shares of common stock in net settlement of 2,072,716 fully vested RSUs.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Starwood Waypoint Homes Merger
In connection with the Mergers (see Note 1), SWH stockholders received an aggregate of 207,448,958 shares of our common stock in exchange for all outstanding SWH common shares. In addition, we issued 9,441,615 OP Units which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets. As of December 31, 2018 and 2017, the remaining redeemable OP Units outstanding were 9,036,578 and 9,441,615, respectively.
Dividends
To qualify as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our stockholders, which in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. The timing, form, and amount of distributions, if any, to our stockholders, will be at the sole discretion of our board of directors.
The following table summarizes our dividends declared from January 1, 2017 through December 31, 2018:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Declared
Q4-2018	November 14, 2018	$0.11	November 30, 2018	$57,518
Q3-2018	August 16, 2018	0.11	August 31, 2018	57,563
Q2-2018	May 15, 2018	0.11	May 31, 2018	57,559
Q1-2018	February 13, 2018	0.11	February 28, 2018	57,432
Q4-2017	October 24, 2017	0.08	November 7, 2017	25,139
Q3-2017	August 15, 2017	0.08	August 31, 2017	25,200
Q2-2017	May 15, 2017	0.06	May 31, 2017	18,800

(1)	Amounts are displayed in actual dollars and are paid on a per share basis.

On January 31, 2019, our board of directors declared a dividend of $0.13 per share to stockholders of record on February 13, 2019, which is payable on February 28, 2019.
Combined Equity
Prior to the IPO, our business was conducted through the Invitation Homes Partnerships which did not have a common capital structure. As described in Note 1, IH1, IH3, IH4, IH5, and IH6 are partnerships. These entities each had limited partners and a general partner, along with a board of directors designated in the respective limited partnership agreements. IH2 was a Delaware corporation and had issued 1,000 shares of common stock and 113 shares of Series A Preferred Stock. IH2 had a board of directors elected by the common stockholders. The same board of directors was responsible for directing the significant activities of the Invitation Homes Partnerships and INVH LP on a combined basis.
The IH2 Series A Preferred Stock ranked, in respect of rights to the payment of dividends and the distribution of assets in the event of any liquidation or dissolution, senior to the IH2 common stock. Holders of such IH2 Series A Preferred Stock shares were entitled to receive cumulative cash dividends at the rate of 12.0% per annum of the total of a liquidation preference. On January 31, 2017, in connection with the Pre-IPO Transactions, the Series A Preferred Stock was redeemed for $1,153, inclusive of the redemption premium and accrued and unpaid dividends to that date. As of December 31, 2017, there were no dividend amounts declared and outstanding related to the 12.0% per annum dividend requirements of the Series A Preferred Stock.
Profits and losses, and cash distributions were allocated in accordance with the terms of the respective entity’s organizational documents. We made no distributions to our equity investors, and we received $138,002 of contributions during the year ended December 31, 2016.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

As further described in Note 10, we granted certain individuals incentive compensation units in IH1, IH2, IH3, IH4, IH5, and IH6, the Class B Units, that were accounted for as a substantive class of equity due to the terms of the agreements and rights of the holders. We previously made distributions to certain Class B unitholders in the form of non-recourse cash advances totaling $11,023. Any amounts distributed to the holders of the Class B Units whose Class B Units were converted in connection with the Pre-IPO Transactions (see Note 10), reduced the number of converted shares common stock received by amounts previously paid to such Class B unitholders as advance distributions. As a result of the Pre-IPO Transactions, there are no longer any Class B Units outstanding.
We previously executed and funded notes receivables with certain Class B unitholders (the “Class B Notes”) and funded $20,228 pursuant to those note agreements, of which $1,527, including accrued interest had been repaid as of December 31, 2016. On January 5, 2017, $7,723 of Class B Notes, including accrued interest, were canceled, and the transaction was accounted for as a distribution to the underlying unitholder. As part of the Pre-IPO Transactions, IH1 assigned $11,963, including accrued interest, of Class B Notes to a wholly owned subsidiary of the Pre-IPO Owners that was formed in connection with the reorganization described in Note 1, and the transaction was accounted for as a distribution. The Class B Notes were secured by certain of the Class B Units of the makers of the Class B Notes and were otherwise non-recourse to the makers. The Class B Notes matured at the earlier of a liquidation event or defined dates in 2024 and bore interest of 1.57% to 1.97% per annum. As such, the Class B Notes were recorded as a component of combined equity on our consolidated balance sheet prior to the transactions described above.
Note 9—Related Party Transactions
Management Services
One of our wholly owned subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the years ended December 31, 2018 and 2017, we earned $2,834 and $385, respectively, of management fees which are included in other, net in the accompanying consolidated statements of operations. There were no such management fees earned during the year ended December 31, 2016.
Note 10—Share-Based Compensation
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares, and as of December 31, 2018, we have awarded 5,633,921 RSUs thereunder. Time-vesting RSUs are participating securities for EPS purposes, and performance or market based vesting RSUs (“PRSUs”) are not.
Additionally, in connection with the IPO, we granted 62,529 RSAs in conversion of Class B Units that had been granted in the form of profits interests in the Invitation Homes Partnerships prior to January 31, 2017 (see further description below). These RSAs are all time-vesting awards, and they are not part of the Omnibus Incentive Plan.

Share-Based Awards
The following summarizes our share-based award activity since the IPO, including annual and other award activity, RSUs and RSAs issued in connection with the IPO, and RSUs issued and assumed in connection with the Mergers.
Annual Long Term Incentive Plan (“LTIP”):

•
Annual LTIP Awards Granted: During the years ended December 31, 2018 and 2017, we granted 644,773 and 874,410 RSUs, respectively, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The LTIP awards issued during the year ended

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

December 31, 2017 are divided into three tranches (“Tranche 1,” “Tranche 2,” and “Tranche 3”), which vest over periods ranging from one to four years.
The time-vesting RSUs granted during the year ended December 31, 2018 vest in three equal annual installments based on an anniversary date of March 1, 2018. The time-vesting RSUs granted during the year ended December 31, 2017 vest in installments based on an anniversary date of March 1, 2017 as follows: Tranche 1 on the first anniversary; Tranche 2 in two equal installments on each of the first and second anniversaries; and Tranche 3 in four equal installments on each of the first four anniversaries.
The PRSUs granted during the year ended December 31, 2018 may be earned based on the achievement of certain measures over a three-year performance period. The PRSUs granted during the year ended December 31, 2017 may be earned based on the achievement of certain measures over an approximate one-, two-, or three-year performance period, correlated to Tranche 1, Tranche 2, and Tranche 3, respectively. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified (a “Certification Date”) by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
PRSU Results: During the year ended December 31, 2018, certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 39,871 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.

Other Awards:

•
Director Awards: During the year ended December 31, 2018, we granted 52,114 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date scheduled for INVH’s 2019 annual stockholders meeting, subject to continued service on the board of directors through such date. During the year ended December 31, 2017, INVH issued 69,875 time-vesting RSUs, which awards fully vested on the date of INVH’s 2018 annual stockholders meeting.

•
Merger-Related Awards: During the year ended December 31, 2018, the grant date was established for 168,184 PRSUs issued in connection with the Mergers. These Merger-related PRSUs may be earned based on the achievement of certain measures over a three-year performance period that began on the Merger Date. The number of Merger-related PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the Merger-related PRSUs are earned and will vest on the applicable Certification Date subject to continued employment through such date. During the year ended December 31, 2017, in connection with the Mergers, INVH issued 150,927 time-vesting awards which vest over a three year service period or in accordance with the terms of the agreements. Merger-related awards are subject to certain change in control provisions that may impact these vesting schedules.

•
Bonus and Retention Awards: During the year ended December 31, 2018, we granted 136,941 RSUs to employees (the “2018 Bonus Awards”). Each of the 2018 Bonus Awards is a time-vesting award which vests in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date. During the year ended December 31, 2017, we granted 307,327 RSUs (the “Retention Awards”) each of which award is a time-vesting award with service periods, as amended, ranging from two to four years.

IPO Related: In connection with the IPO, we issued the following RSAs and RSUs:

•
Conversion of Pre-IPO Awards: In January 2017, as more fully described below, the Class B Units were converted into 62,529 RSAs, of which 149 remain outstanding as of December 31, 2018 and will vest in accordance with the original terms of the Class B Unit award agreements.

Recipients of the Class B Units granted by IH6 to certain individuals were also granted bonus awards (the “IH6 Bonus Awards”) entitling the recipients to receive bonus payments in connection with an IPO or exit event. Upon

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

completion of the INVH IPO, the $4,825 of IH6 Bonus Awards were settled in the form of 241,250 RSUs that were fully vested upon issuance.

•
Supplemental Bonus Plan: In October 2016, we established a supplemental bonus plan for certain key executives and employees (the “Supplemental Bonus Plan”). Pursuant to the Supplemental Bonus Plan, the awards became payable and the payment amount became determinable upon the completion of the IPO. In January 2017, the $59,797 of awards were converted into 2,988,120 time-vesting RSUs that generally vest in three equal annual installments, commencing on the completion of the INVH IPO and on the first and second anniversaries thereafter, unless modified in connection with the Mergers or the resulting integration. As of December 31, 2018, 451,325 Supplemental Bonus Plan awards remain outstanding.

Assumed Awards
In connection with the Mergers, we assumed the terms of award agreements governing 949,698 non-vested RSUs (as converted pursuant to the Exchange Ratio) granted prior to the Mergers under SWH’s equity incentive plans. Each assumed award is a time-vesting award that was issued with service periods ranging from three to four years, unless accelerated pursuant to the original agreement or otherwise modified in connection with the Mergers or the resulting integration. As of December 31, 2018, 306,332 awards remain outstanding.
Summary of Total Share-Based Awards
The following table summarizes the status of non-vested time-vesting RSUs (including RSAs) and PRSUs as of December 31, 2018 and 2017 and changes during the year ended December 31, 2018 and the period from January 31, 2017 through December 31, 2017:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, January 31, 2017	—	$—	—	$—	—	$—
Granted	4,042,601	20.28	651,837	22.25	4,694,438	20.56
Assumed in the Mergers	949,698	23.01	—	—	949,698	23.01
Vested(1)	(2,147,554)	(19.93)	(101,448)	(22.34)	(2,249,002)	(20.04)
Forfeited	(148,843)	(20.42)	(142,287)	(22.18)	(291,130)	(21.28)
Balance, December 31, 2017	2,695,902	21.51	408,102	22.25	3,104,004	20.79
Granted	387,746	21.94	654,137	22.22	1,041,883	22.12
Vested(1)	(1,351,019)	(21.38)	(133,496)	(23.11)	(1,484,515)	(21.54)
Forfeited	(136,985)	(22.69)	(40,010)	(22.44)	(176,995)	(22.63)
Balance, December 31, 2018	1,595,644	$21.63	888,733	$22.09	2,484,377	$21.79

(1)
All time-vesting vested RSUs, RSAs, and PRSUs are included in basic EPS for the periods during which they are outstanding. During the year ended December 31, 2018, 1,351,019 time-vesting RSUs and RSAs and 133,496 PRSUs with an estimated fair value of $33,106 fully vested. During the year ended December 31, 2017, 2,147,554 time-vesting RSUs and RSAs and 101,448 PRSUs with an estimated fair value of $45,528 fully vested.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Grant-Date Fair Values
The grant-date fair values of the RSAs, time-vesting RSUs, and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair value of awards granted in connection with the IPO is the opening offering price per common share, the grant-date fair value of awards assumed in connection with the Mergers is the price per common share on the date of the Mergers, and the grant-date fair values for PRSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models at the grant date for PRSUs with market condition vesting criteria issued during the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Expected volatility(1)	14.5%-17.3%	25%
Risk-free rate	2.38%	1.40%
Expected holding period (years)	2.71-2.84	0.52-2.52

(1)
Expected volatility for awards granted during the year ended December 31, 2018 was estimated based on the historical volatility of realized returns of the Company and the applicable index. Expected volatility for awards granted during the year ended December 31, 2017 was estimated based on the leverage adjusted historical volatility of certain of our peer companies over a historical term commensurate with the remaining expected holding period.

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

As of January 31, 2017, no Class B Units were outstanding.

Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2018, 2017, and 2016, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2018	2017	2016
General and administrative	$23,999	$70,906	$10,014
Property management expense	5,500	10,297	196
Total	$29,499	$81,203	$10,210
As of December 31, 2018, there is $18,500 of unrecognized share-based compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average period of 1.70 years.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table displays the carrying values and fair values of financial instruments as of December 31, 2018 and 2017:

		December 31, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$366,599	$365,196	$378,545	$379,500

Liabilities carried at historical cost on the consolidated balance sheets:
Mortgage loans(2)	Level 2	$7,263,476	$7,235,685	$7,608,228	$7,627,423
Term Loan Facility(3)	Level 3	1,500,000	1,500,773	1,500,000	1,494,494
Revolving Facility	Level 3	—	—	35,000	35,007
Convertible Senior Notes(4)	Level 3	557,301	544,249	548,536	557,179

(1)	The carrying values of debt securities are shown net of discount.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $61,822 and $28,075 of deferred financing costs as of December 31, 2018 and 2017, respectively.

(3)	The carrying value of the Term Loan Facility excludes $9,140 and $12,027 of deferred financing costs as of December 31, 2018 and 2017, respectively.

(4)	The carrying values of the Convertible Senior Notes include unamortized discounts of $17,692 and $26,464 as of December 31, 2018 and 2017, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values of our Term Loan Facility and Revolving Facility, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. The fair values of convertible notes are estimated by discounting contractual cash flows at the interest rate we estimate the notes would bear if sold in the current market.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2018	2017	2016
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$2,179	$2,942	$3,066
Total impairments	(507)	(861)	(955)
Fair value	$1,672	$2,081	$2,111

	For the Years Ended December 31,
	2018	2017	2016
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$33,609	$13,112	$6,938
Total impairments	(6,202)	(1,370)	(1,327)
Fair value	$27,407	$11,742	$5,611
For additional information related to our single-family residential properties as of the years ended December 31, 2018 and 2017, refer to Note 3.
Note 12—Earnings per Share
We compute EPS only for the period after February 1, 2017, the date on which our common stock began trading on the New York Stock Exchange. Basic and diluted EPS are calculated as follows:

(in thousands, except share and per share data)	For the Year Ended December 31, 2018	February 1, 2017 through December 31, 2017
Numerator:
Net loss	$(5,013)	$(105,826)
Net loss for the period January 1, 2017 through January 31, 2017	—	16,879
Net loss attributable to non-controlling interests	86	489
Net loss attributable to common stockholders	(4,927)	(88,458)
Less: net income available to participating securities	(817)	(615)
Net loss available to common stockholders — basic and diluted	$(5,744)	$(89,073)

Denominator:
Weighted average common shares outstanding — basic and diluted	520,376,929	339,423,442

Net loss per common share — basic and diluted	$(0.01)	$(0.26)

Incremental shares attributed to non-vested RSUs and RSAs are excluded from the computation of diluted EPS when they are anti-dilutive. For the year ended December 31, 2018 and the period from February 1, 2017 through December 31, 2017, 1,267,175 and 896,993, incremental shares attributed to non-vested RSUs and RSAs, respectively, have been excluded from diluted EPS because they are anti-dilutive.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

For the year ended December 31, 2018 and the period from February 1, 2017 through December 31, 2017, the OP Units have been excluded from the computation of EPS because all loss attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net loss available to common stockholders.
For the year ended December 31, 2018, 12,420,013 potential shares of common stock contingently issuable upon the conversion of the 2019 Convertible Notes, calculated using the “if-converted” method, are excluded from the computation of diluted EPS as they would be anti-dilutive. For the year ended December 31, 2018, 15,100,443 potential shares of common stock contingently issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS. For the period from February 1, 2017 through December 31, 2017 we asserted our intent and ability to fully settle the Convertible Senior Notes in cash and as a result, the Convertible Senior Notes did not impact diluted EPS during that period. Additionally, no adjustment is included to the numerator for the interest expense related to the Convertible Senior Notes for the year ended December 31, 2018. See Note 6 for further discussion about the Convertible Senior Notes.
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
As of December 31, 2018 and 2017, we have no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Code (see additional discussion in Note 2) or were held by TRSs. These transactions resulted in $1,241 and $3,195 of current income tax expense for the years ended December 31, 2018 and 2017, respectively, which has been recorded in gain on sale of property, net of tax in the consolidated statements of operations.
Note 14—Commitments and Contingencies
Leasing Commitments
From time to time, the Manager enters into lease agreements with third parties for purposes of obtaining office and other administrative space. During the years ended December 31, 2018, 2017, and 2016, we incurred rent and other related occupancy expenses of $6,306, $5,203, and $4,883, respectively. Annual base rental commitments associated with these leases, excluding operating expense reimbursements, month-to-month lease payments and other related fees and expenses during the remaining lease terms are as follows:

Year	Payments
2019	$4,251
2020	4,463
2021	4,237
2022	2,747
2023	1,583
Thereafter	1,803
Total	$19,084

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Insurance Policies
Pursuant to the terms of our Credit Facility and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2018, there are no material contingent liabilities related to uninsured losses with respect to our properties.
Legal Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our consolidated financial statements.
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
Management’s estimates of fair value for SWH’s investments in real estate properties were based upon a progressive method that incorporated three value sources: automated valuation model data, BPOs and internal desktop valuations (Level 3 measurements).
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
Merger and Transaction-Related Expenses
We incurred $16,895 and $29,802 of merger and transaction-related expenses related to the Mergers during the years ended December 31, 2018 and 2017, respectively, included in general and administrative expenses in the consolidated statements of operations. Merger and transaction-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third party costs. The costs that were obligations of SWH and expensed by SWH prior to the Merger Date are not included in our consolidated financial statements.
In addition, and in connection with the Mergers and the resulting integration, we have incurred severance costs for terminated and transitional employees, and such costs are accrued over the related remaining service periods. More specifically, in August 2017, we entered into agreements with several of our executives, which provide the executives, as applicable, with benefits upon the consummation of the Mergers and/or where the executive experiences a qualifying termination within a specified period of time following such consummation. After the consummation of the Mergers, if a participant under either a Severance Plan or an executive agreement experiences a qualifying termination, such person will be entitled to specified benefits. During the years ended December 31, 2018 and 2017, we incurred $8,238 and $11,631, respectively, of employee severance pursuant to the Severance Plans and the executive agreements, and these costs are included in general and administrative expenses in the consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Pro Forma Information
SWH contributed rental revenues and other property income of $84,702 and net loss of $8,262 for the period from November 16, 2017 to December 31, 2017. The following table provides the pro forma consolidated operational data as if the Mergers had occurred on January 1, 2016 (unaudited):

	For the Years Ended December 31,
	2017	2016
Rental revenues and other property income	$1,608,574	$1,489,196
Net loss	(142,816)	(293,121)
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

Note 16—Summarized Quarterly Financial Data (Unaudited)
On November 16, 2017, we added 34,670 homes to our portfolio and issued 207,448,958 shares of common stock in connection with the Mergers. As a result, the Mergers have contributed to growth in results of operations and the increase in the diluted number of shares outstanding beginning in the fourth quarter of 2017. The following tables present summarized consolidated quarterly financial data for each of the eight quarters in the two year period ended December 31, 2018:

(in thousands, except share and per share data)	Quarter
2018	First	Second	Third	Fourth
Rental revenues and other property income	$423,669	$432,426	$434,251	$432,616
Net income (loss)	(17,580)	(14,188)	1,041	25,714
Net income (loss) available to common stockholders	(17,491)	(14,155)	824	25,078
Net income (loss) per share — basic	(0.03)	(0.03)	—	0.05
Net income (loss) per share — diluted	(0.03)	(0.03)	—	0.05
Dividends declared per common share	0.11	0.11	0.11	0.11

Shares used in calculation — basic	519,660,998	520,509,058	520,620,519	520,703,045
Shares used in calculation — diluted	519,660,998	520,509,058	521,761,076	520,844,475

(in thousands, except share and per share data)	Quarter
2017	First	Second	Third	Fourth
Rental revenues and other property income	$238,750	$242,216	$243,536	$329,954
Net income (loss)	(42,391)	5,529	(22,510)	(46,454)
Net income (loss) available to common stockholders	(25,512)	5,420	(22,745)	(46,236)
Net income (loss) per share — basic	(0.08)	0.02	(0.07)	(0.11)
Net income (loss) per share — diluted	(0.08)	0.02	(0.07)	(0.11)
Dividends declared per common share	—	0.06	0.08	0.08

Shares used in calculation — basic	311,651,082	311,771,221	311,559,780	415,276,026
Shares used in calculation — diluted	311,651,082	312,271,578	311,559,780	415,276,026
Note 17—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2018, for potential recognition or disclosure.
Dividend Declaration
On January 31, 2019, our board of directors declared a dividend of $0.13 per share to stockholders of record on February 13, 2019, which is payable on February 28, 2019.
CSH 2016-2 Securitization
On January 9, 2019, we made a voluntary prepayment of $70,000 against the outstanding balance of CSH 2016-2 with unrestricted cash on hand.
CEO Departure
As previously disclosed, Frederick C. Tuomi resigned from his positions as the Company’s President and Chief Executive Officer and as a member of the Company’s Board, effective August 27, 2018, and took a leave of absence to care for a family member’s medical issue. On January 16, 2019, the Company announced that Mr. Tuomi would be leaving the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Company, effective immediately. In connection with Mr. Tuomi’s departure, we entered into a separation agreement with Mr. Tuomi that documents the payment of benefits and settlement of RSUs pursuant to the terms and conditions of the Executive Severance Plan and Mr. Tuomi’s RSU award agreements. During the first quarter of 2019, we will incur approximately $4,400 of severance cost with respect to Mr. Tuomi. With respect to his non-vested RSUs and PRSUs, including PRSUs issued in connection with the Mergers and awards assumed in connection with the Mergers, the vesting of 286,156 time-vesting RSUs was accelerated, 208,846 RSUs and PRSUs were forfeited, and 133,673 PRSUs remain outstanding and are eligible for vesting depending on achievement of the performance measures.
Issuance of RSU Awards
As part of its February 27, 2019 meeting and the annual compensation review and award process, the Compensation Committee approved the grant of approximately 550,000 RSUs pursuant to the Omnibus Incentive Plan. Each of these awards vest over a three year period.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2018
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,212	6,720	$865,471	$316,407	$1,537,837	$—	$213,466	$316,407	$1,751,303	$2,067,710	$(201,012)	1920-2017	2012-2018	7 - 28.5 years
Carolinas	4,690	2,615	386,584	164,443	686,576	—	76,347	164,443	762,923	927,366	(76,192)	1900-2018	2012-2018	7 - 28.5 years
Chicago	3,206	355	51,032	168,866	403,470	—	128,535	168,866	532,005	700,871	(80,201)	1869-2015	2012-2017	7 - 28.5 years
Dallas	2,181	1,481	200,291	96,596	384,051	—	7,078	96,596	391,129	487,725	(15,295)	1952-2017	2017-2018	7 - 28.5 years
Denver	2,215	1,593	305,082	176,115	502,285	—	8,893	176,115	511,178	687,293	(19,634)	1885-2012	2017-2018	7 - 28.5 years
Houston	2,339	806	87,997	70,517	341,675	—	5,431	70,517	347,106	417,623	(13,908)	1951-2015	2017	7 - 28.5 years
Jacksonville	1,887	1,001	161,915	87,595	221,635	—	48,833	87,595	270,468	358,063	(49,572)	1955-2014	2012-2016	7 - 28.5 years
Las Vegas	2,682	2,040	384,725	113,221	496,042	—	24,862	113,221	520,904	634,125	(41,082)	1953-2013	2012-2018	7 - 28.5 years
Minneapolis	1,160	69	9,503	69,821	143,752	—	50,823	69,821	194,575	264,396	(35,624)	1886-2015	2013-2015	7 - 28.5 years
Nashville	797	387	70,840	34,972	193,216	—	2,556	34,972	195,772	230,744	(7,499)	1986-2018	2017-2018	7 - 28.5 years
Northern California	4,511	2,818	646,093	364,054	768,493	—	91,708	364,054	860,201	1,224,255	(104,070)	1900-2012	2012-2017	7 - 28.5 years
Orlando	5,870	3,303	466,968	200,644	777,365	—	113,770	200,644	891,135	1,091,779	(108,441)	1947-2016	2012-2018	7 - 28.5 years
Phoenix	7,541	5,008	688,127	268,192	838,319	—	130,398	268,192	968,717	1,236,909	(132,783)	1925-2018	2012-2018	7 - 28.5 years
Seattle	3,375	1,436	344,213	267,031	477,728	—	130,132	267,031	607,860	874,891	(87,857)	1890-2017	2012-2018	7 - 28.5 years
South Florida	8,860	2,526	537,967	761,932	1,579,655	—	189,288	761,932	1,768,943	2,530,875	(213,260)	1922-2014	2012-2018	7 - 28.5 years
Southern California	8,261	5,141	1,429,495	1,070,977	1,582,102	—	198,237	1,070,977	1,780,339	2,851,316	(203,225)	1887-2014	2012-2018	7 - 28.5 years
Tampa	8,282	4,195	603,320	330,058	1,172,231	—	141,744	330,058	1,313,975	1,644,033	(154,259)	1923-2016	2012-2018	7 - 28.5 years
Total	80,069	41,494	$7,239,623	$4,561,441	$12,106,432	$—	$1,562,101	$4,561,441	$13,668,533	$18,229,974	$(1,543,914)

(1)
Number of properties represents 80,807 total properties owned less 738 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2018.

(2)
Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages under the mortgage loans, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is the original issue discount, deferred financing costs, and 150 held for sale properties with an encumbered balance of $26,846.

(3)	The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $16,260,930 (unaudited) as of December 31, 2018.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Residential Real Estate
Balance at beginning of period	$18,387,898	$9,794,845	$9,596,399
Additions during the period
Acquisitions related to the Mergers	—	8,407,905	—
Acquisitions	252,391	228,499	284,202
Initial renovations	44,207	44,371	53,182
Other capital expenditures	141,595	59,111	47,877
Deductions during the period
Dispositions and other	(472,168)	(189,351)	(136,956)
Reclassifications
Properties held for sale, net of dispositions	(123,949)	42,518	(49,859)
Balance at close of period	$18,229,974	$18,387,898	$9,794,845

Accumulated Depreciation
Balance at beginning of period	$(1,075,634)	$(792,330)	$(543,698)
Depreciation expense	(511,988)	(297,627)	(263,093)
Dispositions and other	32,429	16,264	9,664
Reclassifications
Properties held for sale, net of dispositions	11,279	(1,941)	4,797
Balance at close of period	$(1,543,914)	$(1,075,634)	$(792,330)