Form 10-Q
period 2019-03-31
Invitation Homes Inc.
filed 2019-05-07
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-38004

Invitation Homes Inc. (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered

Common stock, $0.01 par value	INVH	New York Stock Exchange

As of May 3, 2019, there were 524,990,955 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item	4.	Controls and Procedures	60

PART II
Item	1.	Legal Proceedings	61
Item	1A.	Risk Factors	61
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item	3.	Defaults Upon Senior Securities	61
Item	4.	Mine Safety Disclosures	61
Item	5.	Other Information	61
Item	6.	Exhibits	62

Signatures			64

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the merger with Starwood Waypoint Homes (“SWH”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with achieving expected revenue synergies or cost savings from the merger, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I. Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
On November 16, 2017 (the “Merger Date”), Invitation Homes Inc. (“INVH”), Invitation Homes Operating Partnership LP (“INVH LP”), IH Merger Sub, LLC, a Delaware limited liability company and direct wholly owned subsidiary of INVH, SWH, and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH, (“SWH Partnership”) effectuated a series of transactions which resulted in SWH and SWH Partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”). “Legacy SWH” and “SWH,” as the context requires, refer to the business practices and operations of SWH prior to the Mergers, including the homes owned by SWH. “Legacy IH” refers to the business practices and operations of INVH prior to the Mergers, including the homes owned by INVH. THR Property Management L.P., a wholly owned subsidiary (the “Manager”), provides all management and other administrative services with respect to the properties we own.
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer to INVH and its consolidated subsidiaries including INVH LP and all subsidiaries acquired in the Mergers.
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

•	“Northern California” includes Sacramento-Arden-Arcade-Roseville, CA, San Francisco-Oakland-Hayward, CA, Stockton-Lodi, CA, Vallejo-Fairfield, CA, and Yuba City, CA;

•	“PSF” means per square foot;

•
“Same Store” or “Same Store portfolio” includes, for a given reporting period, homes that have been stabilized and seasoned (whether under Invitation Homes ownership or Legacy SWH ownership), excluding homes that have been sold, homes that have been identified for sale to an owner occupant and have become vacant, homes that have been deemed inoperable or significantly impaired by casualty loss events or force majeure, and homes acquired in portfolio transactions that are deemed not to have undergone renovations of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio. Homes are considered stabilized if they have (i) completed an initial renovation and (ii) entered into at least one post-initial renovation lease. An acquired portfolio that is both leased and deemed to be of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio may be considered stabilized at the time of acquisition. Homes are considered to be seasoned once they have been stabilized for at least 15 months prior to January 1st of the year in which the Same Store portfolio was established. We believe presenting information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides investors with meaningful information about the performance of our comparable homes across periods and about trends in our organic business;

•	“Southeast United States” includes our Atlanta, Carolinas, and Nashville markets;

•	“South Florida” includes Miami-Fort Lauderdale-West Palm Beach, FL, and Port St. Lucie, FL;

•	“Southern California” includes Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA, and San Diego-Carlsbad, CA;

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2019	December 31, 2018
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$4,532,848	$4,561,441
Building and improvements	13,639,736	13,668,533
	18,172,584	18,229,974
Less: accumulated depreciation	(1,662,708)	(1,543,914)
Investments in single-family residential properties, net	16,509,876	16,686,060
Cash and cash equivalents	130,896	144,940
Restricted cash	220,522	215,051
Goodwill	258,207	258,207
Other assets, net	734,118	759,170
Total assets	$17,853,619	$18,063,428

Liabilities:
Mortgage loans, net	$7,029,768	$7,201,654
Term loan facility, net	1,491,582	1,490,860
Revolving facility	—	—
Convertible senior notes, net	559,575	557,301
Accounts payable and accrued expenses	193,495	169,603
Resident security deposits	150,672	148,995
Other liabilities	207,159	125,829
Total liabilities	9,632,251	9,694,242
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 524,989,775 and 520,647,977 outstanding as of March 31, 2019 and December 31, 2018, respectively	5,250	5,206
Additional paid-in capital	8,685,058	8,629,462
Accumulated deficit	(439,737)	(392,594)
Accumulated other comprehensive loss	(110,655)	(12,963)
Total stockholders' equity	8,139,916	8,229,111
Non-controlling interests	81,452	140,075
Total equity	8,221,368	8,369,186
Total liabilities and equity	$17,853,619	$18,063,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Rental revenues and other property income	$435,500	$423,669

Expenses:
Property operating and maintenance	160,346	160,767
Property management expense	15,160	17,164
General and administrative	26,538	27,636
Interest expense	93,983	92,299
Depreciation and amortization	133,609	144,500
Impairment and other	5,392	6,121
Total expenses	435,028	448,487

Other, net	3,125	1,736
Gain on sale of property, net of tax	17,572	5,502

Net income (loss)	21,169	(17,580)
Net (income) loss attributable to non-controlling interests	(347)	311

Net income (loss) attributable to common stockholders	20,822	(17,269)
Net income available to participating securities	(106)	(222)

Net income (loss) available to common stockholders — basic and diluted (Note 12)	$20,716	$(17,491)

Weighted average common shares outstanding — basic	521,440,822	519,660,998
Weighted average common shares outstanding — diluted	521,817,494	519,660,998

Net income (loss) per common share — basic	$0.04	$(0.03)
Net income (loss) per common share — diluted	$0.04	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net income (loss)	$21,169	$(17,580)

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(87,868)	59,900
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	(10,863)	271
Other comprehensive income (loss)	(98,731)	60,171
Comprehensive income (loss)	(77,562)	42,591
Comprehensive (income) loss attributable to non-controlling interests	1,271	(753)

Comprehensive income (loss) attributable to common stockholders	$(76,291)	$41,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	520,647,977	$5,206	$8,629,462	$(392,594)	$(12,963)	$8,229,111	$140,075	$8,369,186
Capital distributions	—	—	—	—	—	—	(1,175)	(1,175)
Net income	—	—	—	20,822	—	20,822	347	21,169
Dividends and dividend equivalents declared ($0.13 per share)	—	—	—	(67,965)	—	(67,965)	—	(67,965)
Issuance of common stock — settlement of RSUs, net of tax	768,505	8	(6,731)	—	—	(6,723)	—	(6,723)
Share-based compensation expense	—	—	5,607	—	—	5,607	—	5,607
Total other comprehensive loss	—	—	—	—	(97,113)	(97,113)	(1,618)	(98,731)
Redemption of OP Units for common stock	3,573,293	36	56,720	—	(579)	56,177	(56,177)	—
Balance as of March 31, 2019	524,989,775	$5,250	$8,685,058	$(439,737)	$(110,655)	$8,139,916	$81,452	$8,221,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income (loss)	$21,169	$(17,580)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	133,609	144,500
Share-based compensation expense	5,607	9,498
Amortization of deferred leasing costs	2,579	2,844
Amortization of deferred financing costs	10,150	3,995
Amortization of debt discounts	2,364	2,254
Provisions for impairment	3,253	603
Gain on sale of property, net of tax	(17,572)	(5,502)
Change in fair value of derivative instruments	2,351	2,246
Other noncash amounts included in net income (loss)	419	(1,153)
Changes in operating assets and liabilities:
Other assets, net	304	(23,390)
Accounts payable and accrued expenses	25,002	10,920
Resident security deposits	1,677	3,513
Other liabilities	2,271	(2,668)
Net cash provided by operating activities	193,183	130,080

Investing Activities:
Amounts deposited and held by others	(1,173)	(1,557)
Acquisition of single-family residential properties	(55,458)	(48,486)
Initial renovations to single-family residential properties	(9,644)	(16,820)
Other capital expenditures for single-family residential properties	(29,492)	(31,233)
Proceeds from sale of residential properties	142,562	51,105
Purchases of investments in debt securities	—	(45,832)
Repayment proceeds from retained debt securities	8,441	114
Other investing activities	(209)	(9,289)
Net cash provided by (used in) investing activities	55,027	(101,998)

Financing Activities:
Payment of dividends and dividend equivalents	(67,965)	(57,432)
Distributions to non-controlling interests	(1,175)	(1,037)
Payment of taxes related to net share settlement of RSUs	(6,723)	(6,598)
Proceeds from mortgage loans	—	916,571
Payments on mortgage loans	(180,812)	(873,269)
Proceeds from revolving facility	20,000	—
Payments on revolving facility	(20,000)	(20,000)
Deferred financing costs paid	—	(11,770)
Other financing activities	(108)	(361)
Net cash used in financing activities	(256,783)	(53,896)

Change in cash, cash equivalents, and restricted cash	(8,573)	(25,814)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	359,991	416,562
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$351,418	$390,748

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$83,316	$87,797
Cash paid for income taxes	866	671
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,326	N/A

Noncash investing and financing activities:
Accrued renovation improvements at period end	$5,361	$5,747
Accrued residential property capital improvements at period end	7,906	5,849
Transfer of residential property, net to other assets, net for held for sale assets	94,474	59,173
Change in other comprehensive income (loss) from cash flow hedges	(101,049)	57,516
Right-of-use assets obtained in exchange for operating lease liabilities	1,721	N/A
Capital leases	N/A	2,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”), a real estate investment trust (“REIT”), conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through our wholly owned subsidiary, THR Property Management L.P. (the “Manager”), we provide all management and other administrative services with respect to the properties we own.
In preparation for our initial public offering (“IPO”), INVH was incorporated in the State of Delaware on October 4, 2016. From inception through the date of the IPO, INVH did not engage in any business or activity. Additionally, INVH LP and its general partner Invitation Homes OP GP LLC (the “OP General Partner”) were formed on December 14, 2016, and INVH LP began negotiating and entering into certain debt and hedge instruments upon its inception in anticipation of our IPO.
On February 6, 2017, INVH completed the IPO, changed its jurisdiction of incorporation to Maryland, and amended its charter to provide for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, $0.01 par value per share. In connection with certain pre-IPO reorganization transactions, INVH LP became (1) wholly owned by INVH directly and through INVH’s wholly owned subsidiary, the OP General Partner, and (2) the owner of all of the assets, liabilities, and operations of certain pre-IPO owners. These transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
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
References to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer, collectively, to INVH, INVH LP, and the consolidated subsidiaries of INVH LP. References to “SWH” refer to Starwood Waypoint Homes and its subsidiaries.
Merger with Starwood Waypoint Homes
On November 16, 2017 (the “Merger Date”), INVH, INVH LP, IH Merger Sub, LLC, a Delaware limited liability company and direct wholly owned subsidiary of INVH, SWH, and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH, (“SWH Partnership”) effectuated a series of transactions which resulted in SWH and SWH Partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”).
In connection with the Mergers, each outstanding SWH common share was converted into shares of our common stock and each outstanding unit of SWH Partnership was converted into common units of limited partnership interests in INVH LP (“OP Units”). As of March 31, 2019, INVH owns a 99.0% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
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
As described in Note 5, as a result of the Mergers we acquired an investment in a joint venture with the Federal National Mortgage Association (“FNMA”), which is a voting interest entity. We do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies. Additionally, FNMA holds certain substantive participating rights that preclude the presumption of control by us; as such, we account for our investment using the equity method. In connection with the Mergers, we initially recorded this investment at fair value in connection with purchase accounting and have subsequently adjusted for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
Non-controlling interests primarily represent the interests in INVH LP held by a third party as a result of the Mergers. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of March 31, 2019 and December 31, 2018, and the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 include an allocation of the net income (loss) attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Reclassifications
Certain reclassifications have been made to prior periods to conform with current reporting on the condensed consolidated statements of operations. We combined other property income of $27,877 for the three months ended March 31, 2018 into rental revenues and other property income. We reclassified interest expense of $92,299 for the three months ended March 31, 2018 into total expenses. We also no longer present loss from continuing operations and have reclassified gain on sale of property, net of tax of $5,502 for the three months ended March 31, 2018 accordingly. These reclassifications did not have any effect on the total reported net loss for the three months ended March 31, 2018.
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (the “New Lease Standard”), which requires lessees to recognize assets and liabilities on the condensed balance sheets for the rights and obligations created by all leases with terms of more than one year. Lessor accounting remains similar to previous GAAP, while aligning with ASC 606, Revenue from Contracts with Customers (“ASC 606”).
We adopted the New Lease Standard using the optional transition approach as of January 1, 2019. As such, previously reported financial information was not updated, and additional disclosures required under the New Lease

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Standard are not provided for periods prior to January 1, 2019. Additionally, we elected the practical expedient package related to lease identification, lease classification, and initial direct costs. As such, we have not reassessed our existing contracts and leases for these items. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining lease term and assessing impairment.
As a lessor, our leases with residents are classified as operating leases under the New Lease Standard, and thus the pattern of recognition of rental revenue and other property income remains unchanged from previous lease accounting guidance as adjusted by ASC 606. Rental revenues and other property income are recorded net of any concessions and uncollectible amounts for all periods presented.
As a lessee, adoption of the New Lease Standard resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on our condensed consolidated balance sheet; however, our accounting for finance leases remains substantially unchanged. On January 1, 2019, we recorded the cumulative effect of adoption of the New Lease Standard on our condensed consolidated balance sheet which resulted in an increase in other assets and other liabilities of $14,118 and $14,118, respectively.
In August 2018, the SEC issued Securities Act Release No. 33-10532, Disclosure Update and Simplification, which amends certain of its disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. The Disclosure Update and Simplification requires us to disclose and analyze changes in stockholders’ equity for the current quarter and year to date interim periods as well as the comparative periods of the prior year. We have conformed the presentation of our condensed consolidated statements of equity with this requirement for all periods presented.
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
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 other than our adoption of the New Lease Standard as disclosed below.
Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. We elected the practical expedient not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with the New Lease Standard for the three months ended March 31, 2019, and in accordance with previous GAAP for the three months ended March 31, 2018.
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2019, rental revenues and other property income includes $21,330 of variable lease payments. Sales taxes and other similar taxes assessed by governmental authorities that we collect from residents are excluded from our rental revenues and other property income.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Leases Entered Into as a Lessee
We lease our corporate and regional offices, related office equipment, and a fleet of vehicles for use by our field associates. As of January 1, 2019, these leases are accounted for pursuant to the New Lease Standard (see Note 5 and Note 14).
We account for leases for our corporate and regional offices as operating leases. In addition to monthly rent payments, we reimburse the lessors of our office spaces for our share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. At this time, it is not reasonably certain that we will exercise any of the renewal or termination options on these leases, and the measurement of the ROU asset and lease liability is calculated accordingly.
We have elected the practical expedient under which the lease components of our office and vehicle fleet leases are not separated from the nonlease components. We have elected the short-term lease recognition exemption for our office equipment leases and therefore do not record these leases on our condensed consolidated balance sheets. These office equipment leases are not material to our condensed consolidated financial statements.
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
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2019	December 31, 2018
Land	$4,532,848	$4,561,441
Single-family residential property	13,000,866	13,026,317
Capital improvements	522,912	525,670
Equipment	115,958	116,546
Total gross investments in the properties	18,172,584	18,229,974
Less: accumulated depreciation	(1,662,708)	(1,543,914)
Investments in single-family residential properties, net	$16,509,876	$16,686,060

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of March 31, 2019 and December 31, 2018, the carrying amount of the residential properties above includes $118,985 and $120,438, respectively, of capitalized acquisition costs (excluding purchase price), along with $65,019 and $66,449, respectively, of capitalized interest, $25,540 and $25,670, respectively, of capitalized property taxes, $4,721 and $4,694, respectively, of capitalized insurance, and $2,769 and $2,779, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2019 and 2018, we recognized $132,520 and $126,661, respectively, of depreciation expense related to the components of the properties, $0 and $16,447, respectively, of amortization related to in-place lease intangible assets, and $1,089 and $1,392, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2019 and 2018, impairments totaling $3,253 and $603, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$130,896	$134,893	$144,940	$179,878
Restricted cash	220,522	255,855	215,051	236,684
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$351,418	$390,748	$359,991	$416,562
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The balances of our restricted cash accounts, as of March 31, 2019 and December 31, 2018, are set forth in the table below. As of March 31, 2019 and December 31, 2018, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan agreements that require such funding did not exist.

	March 31, 2019	December 31, 2018
Resident security deposits	$151,057	$150,346
Property taxes	31,586	26,163
Collections	26,472	26,677
Standing and capital expenditure reserves	4,807	5,269
Letters of credit	3,449	3,444
Special and other reserves	3,151	3,152
Total	$220,522	$215,051
Note 5—Other Assets
As of March 31, 2019 and December 31, 2018, the balances in other assets, net are as follows:

	March 31, 2019	December 31, 2018
Investments in debt securities, net	$358,246	$366,599
Held for sale assets(1)	160,211	154,077
Investment in unconsolidated joint venture	56,438	56,622
Derivative instruments (Note 7)	37,650	75,405
Rent and other receivables	33,534	33,117
Prepaid expenses	27,639	30,970
ROU lease assets — operating and finance, net	16,978	N/A
Corporate fixed assets, net	9,654	11,792
Deferred leasing costs, net	6,238	6,316
Amounts deposited and held by others	5,587	1,010
Deferred financing costs, net	4,542	5,134
Other	17,401	18,128
Total	$734,118	$759,170

(1)	As of March 31, 2019 and December 31, 2018, 700 and 738 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $358,246, net of unamortized discounts of $2,905, as of March 31, 2019. These investments in debt securities are classified as held to maturity investments. As of March 31, 2019 and December 31, 2018, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of March 31, 2019, our retained certificates are scheduled to mature over the next six months to eight years.
Investment in Unconsolidated Joint Venture
We own a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval of major decisions. As of March 31, 2019 and December 31, 2018, the joint venture owned 734 and 754 properties, respectively.
Rent and Other Receivables
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2019:

	March 31, 2019
	Operating Leases	Finance Leases
Other assets	$15,379	$1,599
Other liabilities	16,465	1,599
Weighted average remaining lease term	4 years	3 years
Weighted average discount rate	4.0%	4.0%
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheets. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of March 31, 2019 and December 31, 2018, the unamortized balances of these deferred financing costs are $4,542 and $5,134, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2019 and December 31, 2018:

					Outstanding Principal Balance(2)
	Origination Date	Maturity Date	Interest Rate(1)	Range of Spreads	March 31, 2019	December 31, 2018
CSH 2016-2(3)	November 3, 2016	December 9, 2019	4.35%	133-423 bps	$369,665	$442,614
IH 2017-1(4)	April 28, 2017	June 9, 2027	4.23%	N/A	995,913	995,826
SWH 2017-1(3)	September 29, 2017	October 9, 2019	4.04%	102-347 bps	762,294	764,685
IH 2017-2(3)(5)	November 9, 2017	December 9, 2019	3.84%	91-306 bps	770,744	856,238
IH 2018-1(3)(5)	February 8, 2018	March 9, 2020	3.73%	76-256 bps	906,408	911,827
IH 2018-2(3)	May 8, 2018	June 9, 2020	3.88%	95-230 bps	1,028,832	1,035,749
IH 2018-3(3)	June 28, 2018	July 9, 2020	3.91%	105-230 bps	1,291,669	1,296,959
IH 2018-4(3)	November 7, 2018	January 9, 2021	3.90%	115-225 bps	957,229	959,578
Total Securitizations					7,082,754	7,263,476
Less: deferred financing costs, net					(52,986)	(61,822)
Total					$7,029,768	$7,201,654

(1)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of March 31, 2019, LIBOR was 2.49%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

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

(4)	Net of unamortized discount of $2,905 and $2,993 as of March 31, 2019 and December 31, 2018, respectively.

(5)	On April 9, 2019, we made voluntary prepayments of $12,800 and $57,200 on IH 2017-2 and IH 2018-1, respectively (see Note 15).
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each mortgage loan consists of six to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two-year initial terms are individually subject to three to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2019 and December 31, 2018, a total of 41,482 and 41,644 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities for our Securitizations currently outstanding are wholly owned subsidiaries. We accounted for the transfer of the individual Securitizations from the wholly owned Depositor Entities to the respective Trusts as sales under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were both originated by the lender and immediately transferred at the same fair market value.
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
The Trusts are structured as pass-through entities that receive interest from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
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
To fulfill these requirements, Class G certificates for CSH 2016-2 were issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates were restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates during the time the related Securitization was outstanding, and they were principal only, bearing a stated interest rate of 0.0005%.
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
The retained certificates total $358,246 and $366,599 as of March 31, 2019 and December 31, 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of March 31, 2019, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2019 and 2018, we made voluntary and mandatory prepayments of $180,812 and $873,269, respectively, under the terms of the mortgage loan agreements. During the three months ended March 31, 2018, prepayments included full repayment of CAH 2014-1 and CAH 2014-2 mortgage loans.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions, and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one-year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2019 and December 31, 2018:

	Maturity Date	Interest Rate(1)	March 31, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	4.19%	$1,500,000	$1,500,000
Deferred financing costs, net			(8,418)	(9,140)
Term Loan Facility, net			$1,491,582	$1,490,860

Revolving Facility	February 6, 2021	4.24%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.49%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2019, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2019 and December 31, 2018:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	March 31, 2019	December 31, 2018
2019 Convertible Notes	3.00%	4.92%	54.3097	July 1, 2019	0.25 years	$229,991	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.80 years	345,000	345,000
Total						574,991	574,993
Net unamortized fair value adjustment						(15,416)	(17,692)
Total						$559,575	$557,301

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223,185 and $324,252 for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
The conversion rate as of March 31, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted on such date, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. On December 28, 2018, note holders of the 2019 Convertible Notes were notified of our intent to convert in shares of common stock. As of March 31, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
As of March 31, 2019, the conversion rate applicable to the 2019 Convertible Notes is 54.3097 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.41 per common share — actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders were able to convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The “if-converted” value of the 2019 Convertible Notes exceeded their principal amount by $73,909 as of March 31, 2019 as the closing market price of the Company’s common stock of $24.33 per common share (actual $) exceeded the implicit conversion price. For the three months ended March 31, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2,803 and $2,752, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of March 31, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeded their principal amount by $22,394 as of March 31, 2019 as the closing market price of the Company’s common stock of $24.33 per common share (actual $) exceeded the implicit conversion price. For the three months ended March 31, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,217 and $4,158, respectively.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2019:

Year	Mortgage Loans(1)	Term Loan Facility	Revolving Facility	Convertible Senior Notes	Total
Remainder of 2019	$1,902,703	$—	$—	$229,991	$2,132,694
2020	3,226,909	—	—	—	3,226,909
2021	957,229	—	—	—	957,229
2022	—	1,500,000	—	345,000	1,845,000
2023	—	—	—	—	—
Thereafter	995,913	—	—	—	995,913
Total	7,082,754	1,500,000	—	574,991	9,157,745
Less: deferred financing costs, net	(52,986)	(8,418)	—	—	(61,404)
Less: unamortized fair value adjustment	—	—	—	(15,416)	(15,416)
Total	$7,029,768	$1,491,582	$—	$559,575	$9,080,925

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.

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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, all swaps are designated for hedge accounting purposes and changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. Prior to January 31, 2017, all swaps were accounted for as non-designated hedges as the criteria for designation had not been met at that time.
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. On the Merger Date, we recorded these interest rate swaps at their aggregate estimated fair value of $21,135. Over the terms of each of these swaps, an amount equal to the Merger Date fair value will be amortized and reclassified into earnings.
The table below summarizes our interest rate swap instruments as of March 31, 2019:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	400,000
February 15, 2019(1)	March 15, 2019	March 15, 2022	2.23%	One-month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One-month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One-month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One-month LIBOR	400,000

(1)
On February 15, 2019, we terminated an interest rate swap instrument and simultaneously entered into a new interest rate swap instrument with identical economic terms, except that the strike rate increased 2 bps, from 2.21% to 2.23%, and collateral posting requirements were removed.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

During the three months ended March 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $26,384 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.24% to 5.12%.
Tabular Disclosure of Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2019	December 31, 2018	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$37,599	$74,929	Other liabilities	$154,246	$90,527

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	51	476	Other liabilities	48	440
Total		$37,650	$75,405		$154,294	$90,967

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2019 and December 31, 2018:

	March 31, 2019
				Gross Amounts Not Offset in the Condensed Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Condensed Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Condensed Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$37,650	$—	$37,650	$(15,018)	$—	$22,632
Offsetting liabilities:
Derivatives	$154,294	$—	$154,294	$(15,018)	$—	$139,276

	December 31, 2018
				Gross Amounts Not Offset in the Condensed Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Condensed Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Condensed Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,405	$—	$75,405	$(30,374)	$—	$45,031
Offsetting liabilities:
Derivatives	$90,967	$—	$90,967	$(30,374)	$—	$60,593

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Tabular Disclosure of the Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(87,868)	$59,900	Interest expense	$10,863	$(271)	$93,983	$92,299

	Location of Gain (Loss) Recognized in Net Income (Loss) on Derivative	Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivative
		For the Three Months Ended March 31,
		2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(33)	$253
Total		$(33)	$253
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2019, the fair value of certain derivatives in a net liability position was $139,276. If we had breached any of these provisions at March 31, 2019, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $149,207.
As of December 31, 2018, we had not posted any collateral for our interest rate swap agreements as the conditions specified in the derivative agreements that require such funding did not exist. As of March 31, 2019, none of our derivative agreements contain provisions that require us to post collateral deposits.
Note 8—Equity
Stockholders’ Equity
As of March 31, 2019, we have issued 524,989,775 shares of common stock to the public, the pre-IPO owners, and in settlement of restricted stock units (“RSUs,” see Note 10). In addition, we issue OP Units from time to time which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity.
During the three months ended March 31, 2019, we issued 4,341,798 shares of common stock, comprised of 768,505 shares of common stock in net settlement of 1,071,590 fully vested RSUs and 3,573,293 shares of common stock in exchange

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

for the redemption of the same number of OP Units. As of March 31, 2019, 5,463,285 OP Units remain outstanding and redeemable.
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
The following table summarizes our dividends declared from January 1, 2018 through March 31, 2019:

	Record Date	Amount per Share(1)	Pay Date	Total Amount Declared
Q1-2019	February 13, 2019	$0.13	February 28, 2019	$67,965
Q4-2018	November 14, 2018	0.11	November 30, 2018	57,518
Q3-2018	August 16, 2018	0.11	August 31, 2018	57,563
Q2-2018	May 15, 2018	0.11	May 31, 2018	57,559
Q1-2018	February 13, 2018	0.11	February 28, 2018	57,432

(1)
Amounts are displayed in actual dollars and are paid on a per share basis. On May 2, 2019, our board of directors declared a dividend of $0.13 per share to stockholders of record on May 15, 2019, which is payable on May 31, 2019.

Note 9—Related Party Transactions
Management Services
One of our wholly owned subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three months ended March 31, 2019 and 2018, we earned $736 and $707, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations.
Note 10—Share-Based Compensation
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares. Time-vesting RSUs are participating securities for earnings (loss) per common share (“EPS”) purposes, and performance or market based vesting RSUs (“PRSUs”) are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2019, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2019.
Annual Long Term Incentive Plan (“LTIP”):

•
Annual LTIP Awards Granted: During the three months ended March 31, 2019, we granted 529,901 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the three months ended March 31, 2019 vest in three equal annual installments based on an anniversary date of March 1, 2019. The PRSUs granted during the three months ended March 31, 2019 may be earned based on the achievement of certain measures over a three-year performance period. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
PRSU Results: During the three months ended March 31, 2019, the Compensation Committee certified performance achievement with respect to Tranche 2 of our 2017 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 23,392 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 52,896 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled below.

Summary of Total Share-Based Awards
The following table summarizes the non-vested time-vesting RSUs and PRSUs during the three months ended March 31, 2019:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2018	1,595,644	$21.63	888,733	$22.09	2,484,377	$21.79
Granted	185,708	22.79	367,585	24.26	553,293	23.77
Vested(1)	(923,040)	(21.41)	(38,304)	(21.81)	(961,344)	(21.43)
Forfeited / canceled	(48,680)	(21.75)	(215,614)	(21.58)	(264,294)	(21.61)
Balance, March 31, 2019	809,632	$22.14	1,002,400	$23.05	1,812,032	$22.64

(1)
All vested share-based awards are included in basic EPS for the periods after each awards vest date. During the three months ended March 31, 2019, 923,040 time-vesting RSUs and 38,304 PRSUs with an estimated fair value of $26,081 fully vested. During the three months ended March 31, 2019, vested awards include the acceleration of 286,156 RSUs pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for PRSUs with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models at the grant date for PRSUs with market condition vesting criteria issued during the three months ended March 31, 2019:

For the Three Months Ended March 31, 2019
Expected volatility(1)	17.4%
Risk-free rate	2.42%
Expected holding period	2.84 years

(1)	Expected volatility for awards granted during the three months ended March 31, 2019 was estimated based on the historical volatility of INVH’s realized returns and the applicable index.

Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2019 and 2018, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2019	2018
General and administrative	$4,920	$7,554
Property management expense	687	1,944
Total	$5,607	$9,498
As of March 31, 2019, there is $21,000 of unrecognized share-based compensation expense related to non-vested RSUs which is expected to be recognized over a weighted average period of 2.16 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements and interest rate cap agreements are the only financial instruments recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 7 for the details of the condensed balance sheet classification and the fair values for the interest rate caps and swaps.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table displays the carrying values and fair values of financial instruments as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$358,246	$357,754	$366,599	$365,196

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$7,082,754	$7,073,030	$7,263,476	$7,235,685
Term Loan Facility(3)	Level 3	1,500,000	1,500,345	1,500,000	1,500,773
Convertible Senior Notes(4)	Level 3	559,575	558,552	557,301	544,249

(1)	The carrying values of investments in debt securities are shown net of discount.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $52,986 and $61,822 of deferred financing costs as of March 31, 2019 and December 31, 2018, respectively.

(3)	The carrying value of the Term Loan Facility excludes $8,418 and $9,140 of deferred financing costs as of March 31, 2019 and December 31, 2018, respectively.

(4)	The carrying values of the Convertible Senior Notes include unamortized discounts of $15,416 and $17,692 as of March 31, 2019 and December 31, 2018, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values of our Term Loan Facility and Revolving Facility, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. The fair values of the Convertible Senior Notes, which are classified as Level 3 in the fair value hierarchy, are estimated by discounting contractual cash flows at the interest rate we estimate the notes would bear if sold in the current market and exclude the value associated with the conversion feature (see Note 6).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2019	2018
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$240	$—
Total impairments	(30)	—
Fair value	$210	$—

	For the Three Months Ended March 31,
	2019	2018
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$19,024	$3,225
Total impairments	(3,223)	(603)
Fair value	$15,801	$2,622
For additional information related to our single-family residential properties as of March 31, 2019 and December 31, 2018, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Numerator:
Net income (loss) available to common stockholders — basic and diluted	$20,716	$(17,491)

Denominator:
Weighted average common shares outstanding — basic	521,440,822	519,660,998
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	376,672	—
Weighted average common shares outstanding — diluted	521,817,494	519,660,998

Net income (loss) per common share — basic	$0.04	$(0.03)
Net income (loss) per common share — diluted	$0.04	$(0.03)
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended March 31, 2019, 87,043 incremental shares attributed to share-based awards are excluded from the denominator as their inclusion would have been anti-dilutive. For three months ended March 31, 2018, 1,335,768 incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS because we had a net loss for the period.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

For the three months ended March 31, 2019 and 2018, the OP Units have been excluded from the computation of EPS because all income (loss) attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders.
For the three months ended March 31, 2019, 12,490,742 potential shares of common stock contingently issuable upon the conversion of the 2019 Convertible Notes, calculated using the “if-converted” method, are excluded from the computation of diluted EPS as they would be anti-dilutive. For the three months ended March 31, 2019, 15,100,443 potential shares of common stock contingently issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS. Additionally, no adjustment is included to the numerator for the interest expense related to the Convertible Senior Notes for the three months ended March 31, 2019. For the three months ended March 31, 2018, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash and as a result, the Convertible Senior Notes did not impact diluted EPS during that period. See Note 6 for further discussion about the Convertible Senior Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRS”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not.
As of March 31, 2019 and December 31, 2018, we have no deferred tax assets and liabilities or unrecognized tax benefits recorded. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $761 and $394 of current income tax expense for the three months ended March 31, 2019 and 2018, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Leasing Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of March 31, 2019, for the periods below:

	Operating Leases	Finance Leases
Remainder of 2019	$3,202	$468
2020	4,552	617
2021	4,169	537
2022	2,713	41
2023	1,565	—
Thereafter	1,835	—
Total lease payments	18,036	1,663
Less: imputed interest	(1,571)	(64)
Total lease liability	$16,465	$1,599

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The components of lease expense for the three months ended March 31, 2019 are as follows:

For the Three Months Ended March 31, 2019
Operating lease cost:
Fixed lease cost	$981
Variable lease cost	343
Total operating lease cost	$1,324
Future minimum rental revenues under leases existing on our single-family residential properties as of March 31, 2019 are as follows:

Lease Payments to be Received
Remainder of 2019	$773,942
2020	187,402
2021	7,676
2022	—
2023	—
Thereafter	—
Total	$969,020
Insurance Policies
Pursuant to the terms of our Credit Facility and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2019, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2019, for potential recognition or disclosure.
Voluntary Mortgage Loan Prepayments
On April 9, 2019, we voluntarily prepaid a combined total of $70,000 of outstanding borrowings with unrestricted cash on hand, including $12,800 against the outstanding balance of IH 2017-2 and $57,200 against the outstanding balance of IH 2018-1.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Acquisition of Single-family Residential Properties
On April 26, 2019, we completed the bulk acquisition of 463 single-family residential properties for $115,000.
Outperformance Equity-Based Awards
Pursuant to the Omnibus Incentive Plan, on May 1, 2019, the Compensation Committee approved one-time equity based awards with an aggregate maximum value of $36,200 that may be earned upon on the achievement of outsized total shareholder return. On May 1, 2019, we granted $32,600 of such awards in the form of PRSUs and OP Units with market based vesting conditions (“Outperformance OP Units”). The PRSUs and Outperformance OP Units have an aggregate grant date fair value of $11,800 and may be earned based on the achievement of rigorous absolute total shareholder return objectives and relative total shareholder return outperformance goals over a three-year performance period. Earned awards will vest 50% at the end of the performance period and 25% on each of the first and second anniversaries of the end of the performance period.
Dividend Declaration
On May 2, 2019, our board of directors declared a dividend of $0.13 per share to stockholders of record on May 15, 2019, which is payable on May 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors,” in our Annual Report on Form 10-K.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With more than 80,000 homes for lease in 17 markets across the country as of March 31, 2019, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2019 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	8,242	95.6%	$2,354	$1.39	13.4%
Northern California	4,489	95.9%	2,031	1.32	6.6%
Seattle	3,395	94.1%	2,151	1.13	5.2%
Phoenix	7,583	95.5%	1,322	0.81	7.2%
Las Vegas	2,680	96.3%	1,568	0.79	3.0%
Denver	2,237	92.2%	1,948	1.09	3.1%
Western United States Subtotal	28,626	95.2%	1,901	1.11	38.5%

Florida:
South Florida	8,899	94.2%	2,161	1.17	13.2%
Tampa	8,277	95.0%	1,645	0.89	9.6%
Orlando	5,942	94.4%	1,623	0.88	6.7%
Jacksonville	1,890	94.7%	1,649	0.83	2.2%
Florida Subtotal	25,008	94.5%	1,823	0.98	31.7%

Southeast United States:
Atlanta	12,239	95.4%	1,484	0.72	12.6%
Carolinas	4,716	95.5%	1,563	0.72	5.1%
Nashville	797	93.8%	1,821	0.85	1.1%
Southeast United States Subtotal	17,752	95.3%	1,520	0.73	18.8%

Texas:
Houston	2,351	93.7%	1,544	0.79	2.5%
Dallas	2,194	93.4%	1,764	0.83	2.7%
Texas Subtotal	4,545	93.5%	1,650	0.81	5.2%

Midwest United States:
Chicago	3,269	90.2%	1,969	1.20	4.3%
Minneapolis	1,161	95.8%	1,863	0.94	1.5%
Midwest United States Subtotal	4,430	91.6%	1,941	1.12	5.8%

Total/Average	80,361	94.7%	$1,781	$0.96	100.0%
Same Store Total / Average	73,704	96.5%	$1,784	$0.96	93.2%

(1)	As of March 31, 2019.

(2)	Represents average occupancy for the three months ended March 31, 2019.

(3)	Represents average monthly rent for the three months ended March 31, 2019.

(4)	Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2019.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 70.2% of our rental revenues and other property income during the three months ended March 31, 2019. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth, strong household formation rates, and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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
Property Acquisitions and Renovations: Future growth in rental revenues and other property income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, and whether the property was vacant when acquired. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices.
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
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; and (iii) various other fees, including late fees and lease termination fees, among others.
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
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day-to-day activities. General and administrative expense also includes merger and transaction-related expenses that are of a non-recurring nature.
Share-Based Compensation Expense
All share-based compensation expense is recognized in our condensed consolidated statements of operations as components of general and administrative expense and property management expense. We issue share-based awards to align our employees’ interests with those of our investors. We also assumed share-based awards in connection with the Mergers.
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
Other, net
Other, net includes interest income, third party management fee income, equity in earnings from an unconsolidated joint venture, and other miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.
Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Rental revenues and other property income	$435,500	$423,669	$11,831	2.8%

Expenses:
Property operating and maintenance	160,346	160,767	(421)	(0.3)%
Property management expense	15,160	17,164	(2,004)	(11.7)%
General and administrative	26,538	27,636	(1,098)	(4.0)%
Interest expense	93,983	92,299	1,684	1.8%
Depreciation and amortization	133,609	144,500	(10,891)	(7.5)%
Impairment and other	5,392	6,121	(729)	(11.9)%
Total expenses	435,028	448,487	(13,459)	(3.0)%

Other, net	3,125	1,736	1,389	80.0%
Gain on sale of property, net of tax	17,572	5,502	12,070	219.4%

Net income (loss)	$21,169	$(17,580)	$38,749	220.4%

Portfolio Information
As of March 31, 2019 and 2018, we owned 80,361 and 82,509 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2019 and 2018, we acquired 208 and 190 homes, respectively, and sold 654 and 251 homes, respectively. During the three months ended March 31, 2019 and 2018, we owned an average of 80,665 and 82,545 single-family rental homes, respectively.
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
As of March 31, 2019, our Same Store portfolio consisted of 73,704 single-family rental homes.
Rental Revenues and Other Property Income
For the three months ended March 31, 2019 and 2018, total portfolio rental revenues and other property income totaled $435.5 million and $423.7 million, respectively, an increase of 2.8%, driven by an increase in average monthly rent per occupied home, an increase in average occupancy, and an increase in utilities reimbursements.
Average occupancy for the three months ended March 31, 2019 and 2018 total portfolio was 94.7% and 94.5%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2019 and 2018 was $1,781 and $1,704, respectively, a 4.5% increase. For our Same Store portfolio, average occupancy was 96.5% and 95.7% for the three months ended March 31, 2019 and 2018, respectively, and average monthly rent per occupied home for the three months ended March 31, 2019 and 2018 was $1,784 and $1,713, respectively, a 4.1% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.2% and 4.9% for the three months ended March 31, 2019 and 2018, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.6% and 2.5% for the three months ended March 31, 2019 and 2018, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.2% and 4.9% for the three months ended March 31, 2019 and 2018, respectively, and new lease net effective rental rate growth averaged 3.6% and 2.5% for the three months ended March 31, 2019 and 2018, respectively.
The annual turnover rate for the Same Store portfolio for the three months ended March 31, 2019 and 2018 was 25.7% and 31.0%, respectively. For the Same Store portfolio, an average home remained unoccupied for 54 days between residents for each of the three months ended March 31, 2019 and 2018.
Utilities reimbursements increased as more utilities remained in our name compared to prior year. Additionally, the terms of new leases require residents to reimburse us for those costs.
Expenses
For the three months ended March 31, 2019 and 2018, total expenses were $435.0 million and $448.5 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense decreased to $160.3 million for the three months ended March 31, 2019 from $160.8 million for the three months ended March 31, 2018, driven by decreases in controllable expenses created by continued process improvements, lower turnover, and property-level synergies from the Mergers. These decreases were offset by an increase in noncontrollable expenses, primarily related to HOA assessments.
Property management expense and general and administrative expense decreased to $41.7 million for the three months ended March 31, 2019 from $44.8 million for the three months ended March 31, 2018, primarily due to a decrease in share-based compensation expense of $3.9 million.

Interest expense was $94.0 million and $92.3 million for the three months ended March 31, 2019 and 2018, respectively. The increase in interest expense was primarily driven by an increase in the average one-month London Interbank Offered Rate (“LIBOR”) rate of 85 bps from 1.65% during the three months ended March 31, 2018 to 2.50% during the three months ended March 31, 2019. Various prepayments and refinancing on the mortgage loans subsequent to March 31, 2018, resulted in a decrease in the average debt balance outstanding during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, which along with a lower weighted average spread (inclusive of servicing fees) over LIBOR resulting from refinancing activity partially offset the increase in LIBOR.
Depreciation and amortization expense decreased to $133.6 million for the three months ended March 31, 2019 from $144.5 million for the three months ended March 31, 2018, primarily due to $16.4 million of amortization of in-place leases during the three months ended March 31, 2018 that were fully amortized during 2018 and a decrease in the average number of homes owned during three months ended March 31, 2019 as compared to three months ended March 31, 2018.
Impairment and other expenses decreased to $5.4 million for the three months ended March 31, 2019 from $6.1 million for the three months ended March 31, 2018, primarily due to changes in the primary driver of these costs between years. We incurred impairment losses related to our single-family residential properties of $3.3 million during the three months ended March 31, 2019 compared to $0.6 million during the three months ended March 31, 2018. During the three months ended March 31, 2018, damages related to Hurricanes Irma and Harvey totaled $4.2 million.
Gain on Sale of Property, net of tax
Gain on sale of property was $17.6 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively. The primary driver for the difference was an increase in the volume of home sales for the three months ended March 31, 2019 of 654 homes as compared to 251 homes for the three months ended March 31, 2018.
Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2019 and December 31, 2018 included unrestricted cash and cash equivalents of $130.9 million and $144.9 million, respectively, a 9.7% decrease. We use excess cash flows for the repayment of outstanding indebtedness and strive to minimize the level of cash held for working capital requirements. Additionally, our $1,000.0 million revolving credit facility (the “Revolving Facility”) remained undrawn as of March 31, 2019.
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
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income net of total expenses will generally provide cash flow sufficient to fund operations, and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which had an undrawn balance of $1,000.0 million as of March 31, 2019.
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
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2019 and December 31, 2018:

					Outstanding Principal Balance(3)
($ in thousands)	Maturity Date	Maturity Date if Fully Extended(1)	Interest Rate(2)	Range of Spreads	March 31, 2019	December 31, 2018
CSH 2016-2(4)	December 9, 2019	December 9, 2021	4.35%	133-423 bps	$369,665	$442,614
IH 2017-1(5)	June 9, 2027	June 9, 2027	4.23%	N/A	995,913	995,826
SWH 2017-1(4)	October 9, 2019	January 9, 2023	4.04%	102-347 bps	762,294	764,685
IH 2017-2(4)(6)	December 9, 2019	December 9, 2024	3.84%	91-306 bps	770,744	856,238
IH 2018-1(4)(6)	March 9, 2020	March 9, 2025	3.73%	76-256 bps	906,408	911,827
IH 2018-2(4)	June 9, 2020	June 9, 2025	3.88%	95-230 bps	1,028,832	1,035,749
IH 2018-3(4)	July 9, 2020	July 9, 2025	3.91%	105-230 bps	1,291,669	1,296,959
IH 2018-4(4)	January 9, 2021	January 9, 2026	3.90%	115-225 bps	957,229	959,578
Total Securitizations					7,082,754	7,263,476
Less: deferred financing costs, net					(52,986)	(61,822)
Total					$7,029,768	$7,201,654

(1)	Represents the maturity date if we exercise each of the remaining one-year extension options available, which are subject to certain conditions being met.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of March 31, 2019, LIBOR was 2.49%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

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

(5)	Net of unamortized discount of $2.9 million and $3.0 million as of March 31, 2019 and December 31, 2018, respectively.

(6)	On April 9, 2019, we made voluntary prepayments of $12.8 million and $57.2 million on IH 2017-2 and IH 2018-1, respectively.
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each mortgage loan consists of six to seven components. The components are floating rate except with respect to certain components we were required to retain in connection with risk retention rules. The two-year initial terms are individually subject to three to five, one-year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower

Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10-year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2019 and 2018, a total of 41,482 and 41,644 homes, respectively, were pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan.
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
The Trusts are structured as pass-through entities that receive interest from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
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
To fulfill these requirements, Class G certificates for CSH 2016-2 were issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the mortgage loan agreements, the Class G certificates were restricted certificates that were made available exclusively to the sponsor, as applicable. We retained these Class G certificates during the time the related Securitization was outstanding, and they were principal only, bearing a stated interest rate of 0.0005%.
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
The retained certificates total $358.2 million and $366.6 million as of March 31, 2019 and December 31, 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.

Loan Covenants
The general terms that apply to all of the mortgage loans require us to maintain compliance with certain affirmative and negative covenants. Affirmative covenants with which we must comply include our, and certain of our affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which we, and certain of our affiliates, are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants with which we must comply include our, and certain of our affiliates’, compliance with limitations surrounding (i) the amount of our indebtedness and the nature of our investments, (ii) the execution of transactions with affiliates, (iii) the Manager, and (iv) the nature of our business activities. As of March 31, 2019, and through the date our condensed consolidated financial statements were issued, we believe we are in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2019 and 2018, we made voluntary and mandatory prepayments of $180.8 million and $873.3 million, respectively, under the terms of the mortgage loan agreements. During the three months ended March 31, 2018, prepayments included full repayment of CAH 2014-1 and CAH 2014-2 mortgage loans.
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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2019 and December 31, 2018:

($ in thousands)	Maturity Date	Interest Rate(1)	March 31, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	4.19%	$1,500,000	$1,500,000
Deferred financing costs, net			(8,418)	(9,140)
Term Loan Facility, net			$1,491,582	$1,490,860

Revolving Facility	February 6, 2021	4.24%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.49%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2019, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2019 and December 31, 2018:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	March 31, 2019	December 31, 2017
2019 Convertible Notes	3.00%	4.92%	54.3097	July 1, 2019	0.25 years	$229,991	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.8 years	345,000	345,000
Total						574,991	574,993
Net unamortized fair value adjustment						(15,416)	(17,692)
Total						$559,575	$557,301

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223.2 million and $324.3 million for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
The conversion rate as of March 31, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted on such date, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. On December 28, 2018, note holders of the 2019 Convertible Notes were notified of our intent to convert in shares of common stock. As of March 31, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
As of March 31, 2019, the conversion rate applicable to the 2019 Convertible Notes is 54.3097 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.41 per common share — actual $). The conversion rate for the 2019 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2019 Convertible Notes in connection with such an event in certain circumstances. At any time prior to January 1, 2019, holders were able to convert the 2019 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of July 7, 2014, between us and our trustee, Wilmington Trust, National Association (“the Convertible Notes Trustee”). As a result of the completion of the Mergers, the 2019 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after January 1, 2019 and until maturity, holders may convert all or any portion of the 2019 Convertible Notes at any time. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The “if-converted” value of the 2019 Convertible Notes exceeded their principal amount by $73.9 million as of March 31, 2019 as the closing market price of the Company’s common stock of $24.33 per common share (actual $) exceeded the implicit conversion price. For the three months ended

March 31, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2.8 million and $2.8 million, respectively.
As of March 31, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and the Convertible Notes Trustee. As a result of the completion of the Mergers, the 2022 Convertible Notes were convertible for a 35 trading day period, which expired January 8, 2018. On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeded their principal amount by $22.4 million as of March 31, 2019 as the closing market price of the Company’s common stock of $24.33 per common share (actual $) exceeded the implicit conversion price. For the three months ended March 31, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.2 million and $4.2 million, respectively.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, all swaps are designated for hedge accounting purposes and changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. Prior to January 31, 2017, all swaps were accounted for as non-designated hedges as the criteria for designation had not been met at that time.
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. On the Merger Date, we recorded these interest rate swaps at their aggregate estimated fair value of $21.1 million. Over the terms of each of these swaps, an amount equal to the Merger Date fair value will be amortized and reclassified into earnings.

The table below summarizes our interest rate swap instruments as of March 31, 2019 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One-month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One-month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One-month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One-month LIBOR	325,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One-month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One-month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One-month LIBOR	400,000
February 15, 2019(1)	March 15, 2019	March 15, 2022	2.23%	One-month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One-month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One-month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One-month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One-month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One-month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One-month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One-month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One-month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One-month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One-month LIBOR	550,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One-month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One-month LIBOR	400,000

(1)
On February 15, 2019, we terminated an interest rate swap instrument and simultaneously entered into a new interest rate swap instrument with identical economic terms, except that the strike rate increased 2 bps, from 2.21% to 2.23%, and collateral posting requirements were removed.

During the three months ended March 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $26.4 million will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more of the extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.24% to 5.12%.

Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we and our equity investors, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our condensed balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Net cash provided by operating activities	$193,183	$130,080	$63,103	48.5%
Net cash provided by (used in) investing activities	55,027	(101,998)	157,025	153.9%
Net cash used in financing activities	(256,783)	(53,896)	(202,887)	(376.4)%
Change in cash, cash equivalents, and restricted cash	$(8,573)	$(25,814)	$17,241	66.8%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $193.2 million and $130.1 million for the three months ended March 31, 2019 and 2018, respectively, an increase of 48.5%. The increase in cash provided by operating activities was driven by improved operational profitability and an increase in net working capital created by changes in operating assets and liabilities.
Investing Activities
Net cash provided by (used in) investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and purchases of investments in debt securities and the receipt of repayment proceeds from investments in debt securities. Net cash provided by (used in) investing activities was $55.0 million and $(102.0) million for the three months ended March 31, 2019 and 2018, respectively, an increase of $157.0 million. The increase in net cash provided by (used in) investing activities primarily resulted from an increase in proceeds from the sale of homes during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 and an increase in net cash flows from our investments in debt securities from period to period. Proceeds from sales of homes increased $91.5 million from the three months ended March 31, 2018 to the three months ended March 31, 2019 due to a significant increase in the number of homes sold from 251 to 654, respectively, and an increase in the average proceeds per home sold. Net cash flows from our purchases of investments in debt securities and receipt of repayment proceeds from investments in debt securities increased by $54.2 million from the three months ended March 31, 2018 to the three months ended March 31, 2019, primarily due to refinancing of one of our mortgage loans during the three months ended March 31, 2018.

Financing Activities
Net cash used in financing activities was $256.8 million and $53.9 million for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, proceeds from home sales and operating cash flows were used to repay $180.8 million of our mortgage loans, including partial repayments on CSH 2016-2 and IH 2017-2, and for dividend payments which totaled $68.0 million. For the three months ended March 31, 2018, proceeds from our IH 2018-1 mortgage loan of $916.6 million, along with proceeds from home sales and operating cash flows, were used to repay $873.3 million of our mortgage loans, including full repayment of the CAH 2014-1 and CAH 2014-2 mortgage loans, $20.0 million of our Revolving Facility, to fund $11.8 million of deferred financing costs associated with the IH 2018-1 mortgage loan, and for dividend payments which totaled $57.4 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations as of March 31, 2019, consisted of the following:

($ in thousands)	Total	2019(1)	2020-2021	2022-2023	Thereafter
Mortgage loans, net(2)(3)	$8,797,448	$213,413	$936,002	$1,266,688	$6,381,345
Term Loan Facility, net(2)	1,682,090	48,010	127,620	1,506,460	—
Revolving Facility(2)(3)(4)	10,140	2,673	7,107	360	—
Convertible Senior Notes(5)	614,666	239,478	24,150	351,038	—
Derivative instruments(6)	98,299	3,362	26,208	40,328	28,401
Purchase commitments(7)	135,941	135,941	—	—	—
Operating lease liabilities	18,036	3,202	8,720	4,279	1,835
Finance lease liabilities	1,663	468	1,154	41	—
Total	$11,358,283	$646,547	$1,130,961	$3,169,194	$6,411,581

(1)	Includes estimated payments for the remaining nine months of 2019.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of March 31, 2019 at rates in effect as of such date; as of March 31, 2019, LIBOR was 2.49%.

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

(6)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of March 31, 2019, or 2.49%.

(7)	Represents commitments to acquire 543 single-family rental homes, of which 463 are part of a bulk acquisition, as of March 31, 2019.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale; and (ii) derivative financial instruments. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2019.
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
Non-GAAP Measures
EBITDA, EBITDAre, and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with accounting principles generally accepted in the United States (“GAAP”) before the following items: interest expense; income tax expense; and depreciation and amortization. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre. We define EBITDAre, consistent with the Nareit definition, as EBITDA, further adjusted for gain / loss on sale of property, net of tax and impairment on depreciated real estate investments.
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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Net income (loss) available to common stockholders	$20,716	$(17,491)
Net income available to participating securities	106	222
Non-controlling interests	347	(311)
Interest expense	93,983	92,299
Depreciation and amortization	133,609	144,500
EBITDA	248,761	219,219
Gain on sale of property, net of tax	(17,572)	(5,502)
Impairment on depreciated real estate investments	3,253	603
EBITDAre	234,442	214,320
Share-based compensation expense(1)	5,607	9,498
Merger and transaction-related expenses(2)	2,795	4,367
Severance	6,969	2,659
Casualty losses, net(3)	2,139	5,518
Other, net(4)	(3,125)	(1,736)
Adjusted EBITDAre	$248,827	$234,626

(1)
For the three months ended March 31, 2019 and 2018, $4,920 and $7,554 was recorded in general and administrative expense, respectively, and $687 and $1,944 was recorded in property management expense, respectively.

(2)	Includes merger and transaction-related expenses included within general and administrative.

(3)	Includes $0 and $4,183 for losses/damages related to Hurricanes Irma and Harvey for the three months ended March 31, 2019 and 2018, respectively.

(4)	Includes interest income and other miscellaneous income and expenses.
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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2019	2018
Net income (loss) available to common stockholders	$20,716	$(17,491)
Net income available to participating securities	106	222
Non-controlling interests	347	(311)
Interest expense	93,983	92,299
Depreciation and amortization	133,609	144,500
General and administrative(1)	26,538	27,636
Property management expense(2)	15,160	17,164
Impairment and other(3)	5,392	6,121
Gain on sale of property, net of tax	(17,572)	(5,502)
Other, net(4)	(3,125)	(1,736)
NOI (total portfolio)	275,154	262,902
Non-Same Store NOI	(14,863)	(20,290)
NOI (Same Store portfolio)(5)	$260,291	$242,612

(1)	Includes $4,920 and $7,554 of share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes $687 and $1,944 of share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.

(3)	Includes $0 and $4,183 for losses/damages related to Hurricanes Irma and Harvey for the three months ended March 31, 2019 and 2018, respectively.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)	The Same Store portfolio totaled 73,704 homes for the three months ended March 31, 2019 and 2018.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for noncash interest expense related to amortization of deferred financing costs, loan discounts, noncash interest expense for derivatives, share-based compensation expense, offering related expenses, merger and transaction-related expenses, severance expense, casualty losses, net, and acquisition costs, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for contingently issuable shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2019	2018
Net income (loss) available to common stockholders	$20,716	$(17,491)
Add (deduct) adjustments from net income (loss) to derive FFO:
Net income available to participating securities	106	222
Non-controlling interests	347	(311)
Depreciation and amortization on real estate assets	132,520	143,108
Impairment on depreciated real estate investments	3,253	603
Net gain on sale of previously depreciated investments in real estate	(17,572)	(5,502)
FFO	139,370	120,629
Noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense from derivatives	14,865	8,495
Share-based compensation expense(1)	5,607	9,498
Offering related expenses(2)	1,543	—
Merger and transaction-related expenses(3)	2,795	4,367
Severance expense	6,969	2,659
Casualty losses, net(4)	2,139	5,518
Core FFO	173,288	151,166
Recurring capital expenditures	(25,111)	(25,393)
Adjusted FFO	$148,177	$125,773

Net income (loss) available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)(8)	521,817,494	519,660,998

Net income (loss) per common share — diluted(6)(7)(8)	$0.04	$(0.03)

FFO
Numerator for FFO per common share — diluted(6)	$142,173	$120,629
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	543,717,533	530,314,568

FFO per common share — diluted(6)(7)(8)	$0.26	$0.23

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	531,226,791	530,314,568

Core FFO per common share — diluted(6)(7)(8)	$0.33	$0.29
AFFO per common share — diluted(6)(7)(8)	$0.28	$0.24

(1)
For the three months ended March 31, 2019 and 2018, $4,920 and $7,554 was recorded in general and administrative expense, respectively, and $687 and $1,944 was recorded in property management expense, respectively.

(2)	Includes expenses associated with a secondary offering of common stock completed during the three months ended March 31, 2019 included within other, net.

(3)	Includes merger and transaction-related expenses included within general and administrative.

(4)	Includes $0 and $4,183 for losses/damages related to Hurricanes Irma and Harvey for the three months ended March 31, 2019 and 2018, respectively.

(5)	Weighted average common shares outstanding — diluted is calculated in accordance with GAAP and is used in the calculation of net income (loss) per common share — diluted.

(6)
On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The 2019 Convertible Notes have no impact on net income per common share — diluted as inclusion of the contingently issuable shares of common stock would be anti-dilutive to such computation for the three months ended March 31, 2019 calculated in accordance with the “if-converted” method. The impact of the 2019 Convertible Notes is reflected in the FFO per common share — diluted computation above in accordance with the “if-converted” method consistent with Nareit’s guidance for calculating FFO per share. For the three months ended March 31, 2019, the numerator for FFO per common share — diluted is adjusted for interest expense on the 2019 Convertible Notes of $2,803, including non-cash amortization of discounts. The denominator is adjusted for 12,490,742 potential shares of common stock contingently issuable upon the conversion of the 2019 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share — diluted for the 2019 Convertible Notes. For the three months ended March 31, 2019, 15,100,443 potential shares of common stock contingently issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of net income or loss, FFO, Core FFO, and AFFO per common share — diluted. For the three months ended March 31, 2018, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash; and as a result, the Convertible Senior Notes did not impact net loss, FFO, Core FFO, and AFFO per common share — diluted for that period.

(7)
Incremental shares attributed to non-vested share-based awards totaling 376,672 shares are included in the denominator for net income per common share — diluted for the three months ended March 31, 2019. For the three months ended March 31, 2018, incremental shares attributed to non-vested share-based awards do not impact the denominator for net loss per common share — diluted since we had a net loss and inclusion of such incremental shares would be anti-dilutive to such computation. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,097,383 and 1,292,963 for the three months ended March 31, 2019 and 2018, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(8)
Units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income (loss) per common share — diluted for the periods above because all net income (loss) attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders. Weighted average OP Units of 8,688,586 and 9,360,607 for the three months ended March 31, 2019 and 2018, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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

As of March 31, 2019, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of$6,086.8 million and Term Loan Facility of $1,500.0 million, for a combined total of $7,586.8 million. We effectively converted 85.9% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $9.2 million or $10.5 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sale of Unregistered Securities
Pursuant to the Amended and Restated Agreement of Limited Partnership of INVH LP, dated as of August 9, 2017, affiliates of SWH were admitted as limited partners and issued OP Units, which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash. On March 14, 2019, Starwood Capital Group Global, LP tendered notices of redemption for 572,293 OP Units. An equal number of shares of our common stock were issued. The issuance of such shares of common stock was not registered under the Securities Act, because the shares were offered and sold in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.

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

10.1
Separation Agreement dated January 16, 2019, by and between the Company and Mr. Frederick C. Tuomi (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 001-38004) filed on February 28, 2019).†

10.2	Form of Award Notice and Restricted Stock Unit Agreement (2019 LTIP Equity Award) (filed herewith).†

31.1	Certificate of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: May 7, 2019

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 7, 2019