Form 10-Q
period 2019-06-30
Invitation Homes Inc.
filed 2019-07-31
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2019
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.			Yes	☑	No	☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was

required to submit such files).	Yes	☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer		☐
Non-Accelerated Filer	☐	Smaller Reporting Company		☐
		Emerging Growth Company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).							Yes	☐	No	☑

As of July 29, 2019, there were 537,680,811 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	68
Item	4.	Controls and Procedures	69

PART II
Item	1.	Legal Proceedings	70
Item	1A.	Risk Factors	70
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item	3.	Defaults Upon Senior Securities	70
Item	4.	Mine Safety Disclosures	70
Item	5.	Other Information	70
Item	6.	Exhibits	71

Signatures			73

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the merger with Starwood Waypoint Homes (“SWH”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with achieving expected revenue synergies or cost savings from the merger, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
On November 16, 2017 (the “Merger Date”), Invitation Homes Inc. (“INVH”), Invitation Homes Operating Partnership LP (“INVH LP”), IH Merger Sub, LLC, a Delaware limited liability company and direct wholly owned subsidiary of INVH, SWH, and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH, (“SWH Partnership”) effectuated a series of transactions which resulted in SWH and SWH Partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”). “Legacy SWH” and “SWH,” as the context requires, refer to the business practices and operations of SWH prior to the Mergers, including the homes owned by SWH. “Legacy IH” refers to the business practices and operations of INVH prior to the Mergers, including the homes owned by INVH. THR Property Management L.P., a wholly owned subsidiary of INVH LP (the “Manager”), provides all management and other administrative services with respect to the properties we own.
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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2019	December 31, 2018
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$4,522,979	$4,561,441
Building and improvements	13,718,005	13,668,533
	18,240,984	18,229,974
Less: accumulated depreciation	(1,777,457)	(1,543,914)
Investments in single-family residential properties, net	16,463,527	16,686,060
Cash and cash equivalents	77,046	144,940
Restricted cash	242,409	215,051
Goodwill	258,207	258,207
Other assets, net	672,964	759,170
Total assets	$17,714,153	$18,063,428

Liabilities:
Mortgage loans, net	$6,509,962	$7,201,654
Secured term loan, net	400,869	—
Term loan facility, net	1,492,304	1,490,860
Revolving facility	—	—
Convertible senior notes, net	561,830	557,301
Accounts payable and accrued expenses	227,983	169,603
Resident security deposits	151,995	148,995
Other liabilities	331,742	125,829
Total liabilities	9,676,685	9,694,242
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 525,126,947 and 520,647,977 outstanding as of June 30, 2019 and December 31, 2018, respectively	5,251	5,206
Additional paid-in capital	8,686,927	8,629,462
Accumulated deficit	(469,129)	(392,594)
Accumulated other comprehensive loss	(265,370)	(12,963)
Total stockholders' equity	7,957,679	8,229,111
Non-controlling interests	79,789	140,075
Total equity	8,037,468	8,369,186
Total liabilities and equity	$17,714,153	$18,063,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Rental revenues and other property income	$441,582	$432,426	$877,082	$856,095

Expenses:
Property operating and maintenance	166,574	165,423	326,920	326,190
Property management expense	16,021	14,348	31,181	31,512
General and administrative	15,956	24,636	42,494	52,272
Interest expense	95,706	97,226	189,689	189,525
Depreciation and amortization	133,031	146,450	266,640	290,950
Impairment and other	1,671	4,103	7,063	10,224
Total expenses	428,959	452,186	863,987	900,673

Other, net	610	1,631	3,735	3,367
Gain on sale of property, net of tax	26,172	3,941	43,744	9,443

Net income (loss)	39,405	(14,188)	60,574	(31,768)
Net (income) loss attributable to non-controlling interests	(463)	242	(810)	553

Net income (loss) attributable to common stockholders	38,942	(13,946)	59,764	(31,215)
Net income available to participating securities	(109)	(209)	(215)	(431)

Net income (loss) available to common stockholders — basic and diluted (Note 12)	$38,833	$(14,155)	$59,549	$(31,646)

Weighted average common shares outstanding — basic	525,070,036	520,509,058	523,265,455	520,087,371
Weighted average common shares outstanding — diluted	525,933,643	520,509,058	524,190,469	520,087,371

Net income (loss) per common share — basic	$0.07	$(0.03)	$0.11	$(0.06)
Net income (loss) per common share — diluted	$0.07	$(0.03)	$0.11	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$39,405	$(14,188)	$60,574	$(31,768)

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(148,599)	15,826	(236,467)	75,726
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income	(7,891)	(3,596)	(18,754)	(3,325)
Other comprehensive income (loss)	(156,490)	12,230	(255,221)	72,401
Comprehensive income (loss)	(117,085)	(1,958)	(194,647)	40,633
Comprehensive (income) loss attributable to non-controlling interests	1,312	48	2,583	(705)

Comprehensive income (loss) attributable to common stockholders	$(115,773)	$(1,910)	$(192,064)	$39,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2019
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2019	524,989,775	$5,250	$8,685,058	$(439,737)	$(110,655)	$8,139,916	$81,452	$8,221,368
Capital distributions	—	—	—	—	—	—	(711)	(711)
Net income	—	—	—	38,942	—	38,942	463	39,405
Dividends and dividend equivalents declared ($0.13 per share)	—	—	—	(68,334)	—	(68,334)	—	(68,334)
Issuance of common stock — settlement of RSUs, net of tax	137,172	1	(1,386)	—	—	(1,385)	—	(1,385)
Share-based compensation expense	—	—	3,255	—	—	3,255	360	3,615
Total other comprehensive loss	—	—	—	—	(154,715)	(154,715)	(1,775)	(156,490)
Balance as of June 30, 2019	525,126,947	$5,251	$8,686,927	$(469,129)	$(265,370)	$7,957,679	$79,789	$8,037,468

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	520,647,977	$5,206	$8,629,462	$(392,594)	$(12,963)	$8,229,111	$140,075	$8,369,186
Capital distributions	—	—	—	—	—	—	(1,886)	(1,886)
Net income	—	—	—	59,764	—	59,764	810	60,574
Dividends and dividend equivalents declared ($0.26 per share)	—	—	—	(136,299)	—	(136,299)	—	(136,299)
Issuance of common stock — settlement of RSUs, net of tax	905,677	9	(8,117)	—	—	(8,108)	—	(8,108)
Share-based compensation expense	—	—	8,862	—	—	8,862	360	9,222
Total other comprehensive loss	—	—	—	—	(251,828)	(251,828)	(3,393)	(255,221)
Redemption of OP Units for common stock	3,573,293	36	56,720	—	(579)	56,177	(56,177)	—
Balance as of June 30, 2019	525,126,947	$5,251	$8,686,927	$(469,129)	$(265,370)	$7,957,679	$79,789	$8,037,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Six Months Ended June 30, 2018
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2018	520,364,636	$5,204	$8,612,110	$(232,296)	$106,918	$8,491,936	$144,961	$8,636,897
Capital distributions	—	—	—	—	—	—	(996)	(996)
Net loss	—	—	—	(13,946)	—	(13,946)	(242)	(14,188)
Dividends and dividend equivalents declared ($0.11 per share)	—	—	—	(57,559)	—	(57,559)	—	(57,559)
Issuance of common stock — settlement of RSUs, net of tax	128,733	1	(824)	—	—	(823)	—	(823)
Share-based compensation expense	—	—	8,016	—	—	8,016	—	8,016
Total other comprehensive income	—	—	—	—	12,036	12,036	194	12,230
Balance as of June 30, 2018	520,493,369	$5,205	$8,619,302	$(303,801)	$118,954	$8,439,660	$143,917	$8,583,577

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	519,173,142	$5,192	$8,602,603	$(157,595)	$47,885	$8,498,085	$151,790	$8,649,875
Capital distributions	—	—	—	—	—	—	(2,033)	(2,033)
Net loss	—	—	—	(31,215)	—	(31,215)	(553)	(31,768)
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	(114,991)	—	(114,991)	—	(114,991)
Issuance of common stock — settlement of RSUs, net of tax	915,190	9	(7,430)	—	—	(7,421)	—	(7,421)
Share-based compensation expense	—	—	17,514	—	—	17,514	—	17,514
Total other comprehensive income	—	—	—	—	71,143	71,143	1,258	72,401
Redemption of OP Units for common stock	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of June 30, 2018	520,493,369	$5,205	$8,619,302	$(303,801)	$118,954	$8,439,660	$143,917	$8,583,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income (loss)	$60,574	$(31,768)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	266,640	290,950
Share-based compensation expense	9,222	17,514
Amortization of deferred leasing costs	5,060	5,833
Amortization of deferred financing costs	20,158	9,678
Amortization of debt discounts	4,709	4,508
Provisions for impairment	7,329	2,274
Gain on sale of property, net of tax	(43,744)	(9,443)
Change in fair value of derivative instruments	2,170	5,852
Other noncash amounts included in net income (loss)	785	(1,638)
Changes in operating assets and liabilities:
Other assets, net	(9,823)	(7,668)
Accounts payable and accrued expenses	48,771	29,688
Resident security deposits	3,000	5,386
Other liabilities	491	(10,831)
Net cash provided by operating activities	375,342	310,335

Investing Activities:
Amounts deposited and held by others	(966)	9,273
Acquisition of single-family residential properties	(246,306)	(120,149)
Initial renovations to single-family residential properties	(18,749)	(25,750)
Other capital expenditures for single-family residential properties	(70,161)	(60,916)
Proceeds from sale of single-family residential properties	336,523	122,820
Purchases of investments in debt securities	—	(163,719)
Repayment proceeds from retained debt securities	35,687	59,213
Other investing activities	3,163	(10,146)
Net cash provided by (used in) investing activities	39,191	(189,374)

Financing Activities:
Payment of dividends and dividend equivalents	(136,299)	(114,991)
Distributions to non-controlling interests	(1,886)	(2,033)
Payment of taxes related to net share settlement of RSUs	(8,108)	(7,421)
Proceeds from mortgage loans	—	3,274,179
Payments on mortgage loans	(709,383)	(3,198,588)
Proceeds from secured term loan	403,464	—
Proceeds from revolving facility	135,000	100,000
Payments on revolving facility	(135,000)	(135,000)
Deferred financing costs paid	(2,613)	(42,489)
Other financing activities	(244)	(1,258)
Net cash used in financing activities	(455,069)	(127,601)

Change in cash, cash equivalents, and restricted cash	(40,536)	(6,640)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	359,991	416,562
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$319,455	$409,922

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$164,766	$174,915
Cash paid for income taxes	1,699	1,373
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,581	N/A

Noncash investing and financing activities:
Accrued renovation improvements at period end	$6,188	$6,214
Accrued residential property capital improvements at period end	12,617	8,879
Transfer of residential property, net to other assets, net for held for sale assets	198,138	93,888
Change in other comprehensive income (loss) from cash flow hedges	(257,358)	66,894
ROU assets obtained in exchange for operating lease liabilities	1,721	N/A
Capital leases	N/A	2,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”), a real estate investment trust (“REIT”), conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP (the “Manager”), we provide all management and other administrative services with respect to the properties we own.
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
On February 6, 2017, INVH completed the IPO, changed its jurisdiction of incorporation to Maryland, and amended its charter to provide for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, $0.01 par value per share. In connection with certain pre-IPO reorganization transactions, INVH LP became (1) owned by INVH directly and through INVH’s wholly owned subsidiary, the OP General Partner, and (2) the owner of all of the assets, liabilities, and operations of certain pre-IPO owners. These transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
Our organizational structure includes several wholly owned subsidiaries of INVH LP that were formed to facilitate certain of our financing arrangements (the “Borrower Entities”). These Borrower Entities are used to align the ownership of our single-family residential properties with certain of our debt instruments. Collateral for certain of our individual debt instruments may be in the form of equity interests in the Borrower Entities or in pools of single-family residential properties owned either directly by the Borrower Entities or indirectly by their wholly owned subsidiaries (see Note 6).
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
In connection with the Mergers, each outstanding SWH common share was converted into shares of our common stock and each outstanding unit of SWH Partnership was converted into common units of limited partnership interests in INVH LP. Our limited partnership interests consist of the aforementioned common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2019, INVH owns a 99.0% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.

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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
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
Non-controlling interests represent the OP Units held by a third party as a result of the Mergers and any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, and the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 include an allocation of the net income (loss) attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Reclassifications
Certain reclassifications have been made to prior periods to conform with current reporting on the condensed consolidated statements of operations. We combined other property income of $28,578 and $56,455, respectively, for the three and six months ended June 30, 2018 into rental revenues and other property income. We reclassified interest expense of $97,226 and $189,525, respectively, for the three and six months ended June 30, 2018 into total expenses. We also no longer present loss from continuing operations and have reclassified gain on sale of property, net of tax of $3,941 and $9,443, respectively, for the three and six months ended June 30, 2018 accordingly. These reclassifications did not have any effect on the total reported net loss for the three and six months ended June 30, 2018.
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
We adopted the New Lease Standard using the optional transition approach as of January 1, 2019. As such, previously reported financial information was not updated, and additional disclosures required under the New Lease Standard are not provided for periods prior to January 1, 2019. Additionally, we elected the practical expedient package related to lease identification, lease classification, and initial direct costs. As such, we have not reassessed our existing contracts and leases for these items. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining lease term and assessing impairment.
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
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 other than our adoption of the New Lease Standard as disclosed above.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. We elected the practical expedient not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with the New Lease Standard for the three and six months ended June 30, 2019, and in accordance with previous GAAP for the three and six months ended June 30, 2018.
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three and six months ended June 30, 2019, rental revenues and other property income includes $23,253 and $44,583, respectively, of variable lease payments. Sales taxes and other similar taxes assessed by governmental authorities that we collect from residents are excluded from our rental revenues and other property income.
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
(dollar amounts in thousands)
(unaudited)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2019	December 31, 2018
Land	$4,522,979	$4,561,441
Single-family residential property	13,080,759	13,026,317
Capital improvements	521,531	525,670
Equipment	115,715	116,546
Total gross investments in the properties	18,240,984	18,229,974
Less: accumulated depreciation	(1,777,457)	(1,543,914)
Investments in single-family residential properties, net	$16,463,527	$16,686,060

As of June 30, 2019 and December 31, 2018, the carrying amount of the residential properties above includes $119,574 and $120,438, respectively, of capitalized acquisition costs (excluding purchase price), along with $64,513 and $66,449, respectively, of capitalized interest, $25,216 and $25,670, respectively, of capitalized property taxes, $4,642 and $4,694, respectively, of capitalized insurance, and $2,754 and $2,779, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended June 30, 2019 and 2018, we recognized $131,782 and $128,501, respectively, of depreciation expense related to the components of the properties, $0 and $16,446, respectively, of amortization related to in-place lease intangible assets, and $1,249 and $1,503, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended June 30, 2019 and 2018, impairments totaling $4,076 and $1,671, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
During the six months ended June 30, 2019 and 2018, we recognized $264,302 and $255,162, respectively, of depreciation expense related to the components of the properties, $0 and $32,893, respectively, of amortization related to in-place lease intangible assets, and $2,338 and $2,895, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2019 and 2018, impairments totaling $7,329 and $2,274, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$77,046	$166,874	$144,940	$179,878
Restricted cash	242,409	243,048	215,051	236,684
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$319,455	$409,922	$359,991	$416,562

Pursuant to the terms of the mortgage loans and Secured Term Loan (as defined in Note 6), we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our mortgage loans and Secured Term Loan are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that are required to be segregated. We are also required to hold letters of credit as required by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our condensed consolidated balance sheets as restricted cash.
The amounts funded, and to be funded, to the reserve accounts are subject to formulae included in the mortgage loan and Secured Term Loan agreements and are to be released to us subject to certain conditions specified in the loan agreements being met. To the extent that an event of default were to occur, the loan servicer has discretion to use such funds to either settle the applicable operating expenses to which such reserves relate or reduce the allocated loan amount associated with a residential property of ours.
The balances of our restricted cash accounts, as of June 30, 2019 and December 31, 2018, are set forth in the table below. As of June 30, 2019 and December 31, 2018, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	June 30, 2019	December 31, 2018
Resident security deposits	$151,473	$150,346
Property taxes	53,052	26,163
Collections	26,830	26,677
Capital expenditures	4,906	5,269
Letters of credit	3,452	3,444
Special and other reserves	2,696	3,152
Total	$242,409	$215,051

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Other Assets
As of June 30, 2019 and December 31, 2018, the balances in other assets, net are as follows:

	June 30, 2019	December 31, 2018
Investments in debt securities, net	$331,088	$366,599
Held for sale assets(1)	151,012	154,077
Investment in unconsolidated joint venture	56,026	56,622
Prepaid expenses	39,577	30,970
Rent and other receivables, net	29,457	33,117
ROU lease assets — operating and finance, net	15,980	N/A
Corporate fixed assets, net	10,881	11,792
Derivative instruments (Note 7)	7,841	75,405
Deferred leasing costs, net	6,925	6,316
Amounts deposited and held by others	4,501	1,010
Deferred financing costs, net	3,949	5,134
Other	15,727	18,128
Total	$672,964	$759,170

(1)	As of June 30, 2019 and December 31, 2018, 708 and 738 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $331,088, net of unamortized discounts of $2,817, as of June 30, 2019. These investments in debt securities are classified as held to maturity investments. As of June 30, 2019 and December 31, 2018, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of June 30, 2019, our retained certificates are scheduled to mature over the next three months to eight years.
Investment in Unconsolidated Joint Venture
We own a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval of major decisions. As of June 30, 2019 and December 31, 2018, the joint venture owned 718 and 754 properties, respectively.
Rent and Other Receivables
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2019:

	June 30, 2019
	Operating Leases	Finance Leases
Other assets	$14,510	$1,470
Other liabilities	15,655	1,462
Weighted average remaining lease term	4 years	2 years
Weighted average discount rate	4.0%	4.0%
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheets. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of June 30, 2019 and December 31, 2018, the unamortized balances of these deferred financing costs are $3,949 and $5,134, respectively.

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
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2019 and December 31, 2018:

					Outstanding Principal Balance(4)
	Origination Date	Maturity Date(1)	Interest Rate(2)	Range of Spreads(3)	June 30, 2019	December 31, 2018
CSH 2016-2	N/A	June 7, 2019	—%	N/A	$—	$442,614
IH 2017-1(5)	April 28, 2017	June 9, 2027	4.23%	N/A	995,790	995,826
SWH 2017-1(6)	September 29, 2017	October 9, 2019	3.95%	102-347 bps	758,893	764,685
IH 2017-2(6)(7)	November 9, 2017	December 9, 2019	3.70%	91-231 bps	734,165	856,238
IH 2018-1(6)	February 8, 2018	March 9, 2020	3.51%	76-206 bps	809,506	911,827
IH 2018-2(6)	May 8, 2018	June 9, 2020	3.80%	95-230 bps	1,020,651	1,035,749
IH 2018-3(6)	June 28, 2018	July 9, 2020	3.82%	105-230 bps	1,284,176	1,296,959
IH 2018-4(6)	November 7, 2018	January 9, 2021	3.81%	115-225 bps	951,092	959,578
Total Securitizations					6,554,273	7,263,476
Less: deferred financing costs, net					(44,311)	(61,822)
Total					$6,509,962	$7,201,654

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to June 30, 2019. For all other mortgage loans, the maturity dates above reflect all extensions that have been exercised.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of June 30, 2019, LIBOR was 2.40%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(3)	Range of spreads is based on outstanding principal balances as of June 30, 2019.

(4)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(5)	Net of unamortized discount of $2,817 and $2,993 as of June 30, 2019 and December 31, 2018, respectively.

(6)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). The maturity dates above reflect all extensions that have been exercised.

(7)	On July 9, 2019, we voluntarily prepaid $50,000 of outstanding borrowings with unrestricted cash on hand against the outstanding balance of IH 2017-2 (see Note 15).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each outstanding mortgage loan consists of six floating rate components. The two year initial terms are individually subject to three to five, one year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2019 and December 31, 2018, a total of 37,416 and 41,644 homes, respectively, are pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loans (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors and used the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
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
To fulfill these requirements, Class G certificates for CSH 2016-2 were issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the CSH 2016-2 mortgage loan agreement, the Class G certificates were restricted certificates that were made available exclusively to the sponsor. We retained these Class G certificates during the time the related Securitization was outstanding, and they were principal only, bearing a stated interest rate of 0.0005%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $331,088 and $366,599 as of June 30, 2019 and December 31, 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2019 and 2018, we made voluntary and mandatory prepayments of $709,383 and $3,198,588, respectively, under the terms of the mortgage loan agreements. During the six months ended June 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the six months ended June 30, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans.
Secured Term Loan
On June 7, 2019, 2019-1 IH Borrower L.P., a consolidated subsidiary (“2019-1 IH Borrower” and one of our Borrower Entities), entered into a 12 year loan agreement with a life insurance company (the “Secured Term Loan”). The Secured Term Loan bears interest at a fixed rate of 3.59%, including applicable servicing fees, for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. The Secured Term Loan is secured by first priority mortgages on a portfolio of single-family rental properties as well as a first priority pledge of the equity interests of 2019-1 IH Borrower. We utilized the proceeds from the Secured Term Loan to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into the Secured Term Loan’s reserve accounts; (iii) transaction costs related to the closing of the Secured Term Loan; and (iv) general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2019 and December 31, 2018:

	Maturity Date	Interest Rate(1)	June 30, 2019	December 31, 2018
Secured Term Loan	June 9, 2031	3.59%	$403,464	$—
Deferred financing costs, net			(2,595)	—
Secured Term Loan, net			$400,869	$—

(1)
The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. Interest payments are made monthly.

Collateral
As of June 30, 2019, a total of 3,326 homes are included in the Secured Term Loan’s collateral pool. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions, and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2019 and December 31, 2018:

	Maturity Date	Interest Rate(1)	June 30, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	4.10%	$1,500,000	$1,500,000
Deferred financing costs, net			(7,696)	(9,140)
Term Loan Facility, net			$1,492,304	$1,490,860

Revolving Facility	February 6, 2021	4.15%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of June 30, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.40%.

Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30% in the case of base rate loans, and 1.75% to 2.30% in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30% in the case of base rate loans, and 1.70% to 2.30% in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.35% or 0.20% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In July 2014, SWH issued $230,000 in aggregate principal amount of 3.00% convertible senior notes due 2019 (the “2019 Convertible Notes”). Interest on the 2019 Convertible Notes was payable semiannually in arrears on January 1st and July 1st of each year. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The notes matured on July 1, 2019, and we settled substantially all of the outstanding balance of the 2019 Convertible Notes through the issuance of 12,553,864 shares of our common stock (see Note 15).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2019 and December 31, 2018:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2019	December 31, 2018
2019 Convertible Notes	3.00%	4.92%	54.5954	July 1, 2019	N/A	$229,989	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.55 years	345,000	345,000
Total						574,989	574,993
Net unamortized fair value adjustment						(13,159)	(17,692)
Total						$561,830	$557,301

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223,185 and $324,252 for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
The conversion rate as of June 30, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted on such date, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. Substantially all of the principal amount of the 2019 Convertible Notes was settled on July 1, 2019, through the issuance of 12,553,864 shares of our common stock (see Note 15). As of June 30, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). As of June 30, 2019, the “if-converted” value of the 2019 Convertible Notes exceeded their principal amount by $105,576 as the closing market price of our common stock of $26.73 per common share (actual $) exceeded the implicit conversion price. On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. For the three months ended June 30, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2,783 and $2,751, respectively. For the six months ended June 30, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5,586 and $5,503, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of June 30, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (“the Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds their principal amount by $58,635 as of June 30, 2019 as the closing market price of our common stock of $26.73 per common share (actual $) exceeds the implicit conversion price. For the three months ended June 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,217 and $4,158, respectively. For the six months ended June 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $8,434 and $8,316, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2019:

Year	Mortgage Loans(1)	Secured Term Loan	Term Loan Facility	Revolving Facility	Convertible Senior Notes	Total
Remainder of 2019	$1,493,058	$—	$—	$—	$229,989	$1,723,047
2020	3,114,333	—	—	—	—	3,114,333
2021	951,092	—	—	—	—	951,092
2022	—	—	1,500,000	—	345,000	1,845,000
2023	—	—	—	—	—	—
Thereafter	995,790	403,464	—	—	—	1,399,254
Total	6,554,273	403,464	1,500,000	—	574,989	9,032,726
Less: deferred financing costs, net	(44,311)	(2,595)	(7,696)	—	—	(54,602)
Less: unamortized fair value adjustment	—	—	—	—	(13,159)	(13,159)
Total	$6,509,962	$400,869	$1,492,304	$—	$561,830	$8,964,965

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The table below summarizes our interest rate swap instruments as of June 30, 2019:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One month LIBOR	325,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019(1)	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

(1)
On February 15, 2019, we terminated an interest rate swap instrument and simultaneously entered into a new interest rate swap instrument with identical economic terms, except that the strike rate increased 2 bps, from 2.21% to 2.23%, and collateral posting requirements were removed.

During the three and six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $13,131 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.24% to 5.12%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2019	December 31, 2018	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$7,833	$74,929	Other liabilities	$280,788	$90,527

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	8	476	Other liabilities	7	440
Total		$7,841	$75,405		$280,795	$90,967

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2019 and December 31, 2018:

	June 30, 2019
				Gross Amounts Not Offset in the Condensed Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Condensed Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Condensed Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$7,841	$—	$7,841	$(2,841)	$—	$5,000
Offsetting liabilities:
Derivatives	$280,795	$—	$280,795	$(2,841)	$—	$277,954

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Net Income (Loss)	Amount of Gain Reclassified from Accumulated OCI into Net Income (Loss)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(148,599)	$15,826	Interest expense	$7,891	$3,596	$95,706	$97,226

	Location of Gain (Loss) Recognized in Net Income (Loss) on Derivative	Amount of Loss Recognized in Net Income (Loss) on Derivative
		For the Three Months Ended June 30,
		2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$1	$(598)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Net Income (Loss)	Amount of Gain Reclassified from Accumulated OCI into Net Income (Loss)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(236,467)	$75,726	Interest expense	$18,754	$3,325	$189,689	$189,525

	Location of Gain (Loss) Recognized in Net Income (Loss) on Derivative	Amount of Gain (Loss) Recognized in Net Income (Loss) on Derivative
		For the Six Months Ended June 30,
		2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$34	$(345)

Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of June 30, 2019, the fair value of certain derivatives in a net liability position was $277,954. If we had breached any of these provisions at June 30, 2019, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $293,771.
As of December 31, 2018, we had not posted any collateral for our interest rate swap agreements as the conditions specified in the derivative agreements that require such funding did not exist. As of June 30, 2019, none of our derivative agreements contain provisions that require us to post collateral deposits.
Note 8—Equity
Stockholders’ Equity
As of June 30, 2019, we have issued 525,126,947 shares of common stock to the public, the pre-IPO owners, and in settlement of restricted stock units (“RSUs,” see Note 10). In addition, we issue OP Units from time to time which are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity.
During the six months ended June 30, 2019, we issued 4,478,970 shares of common stock, comprised of 905,677 shares of common stock in net settlement of 1,263,448 fully vested RSUs and 3,573,293 shares of common stock in exchange for the redemption of the same number of OP Units. As of June 30, 2019, 5,463,285 outstanding OP Units are redeemable.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

On July 1, 2019, we issued 12,553,864 shares of common stock to settle the full outstanding principal amount of the 2019 Convertible Notes (see Note 15).
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
The following table summarizes our dividends declared from January 1, 2018 through June 30, 2019:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q2-2019	May 15, 2019	$0.13	May 31, 2019	$68,334
Q1-2019	February 13, 2019	0.13	February 28, 2019	67,965
Q4-2018	November 14, 2018	0.11	November 30, 2018	57,518
Q3-2018	August 16, 2018	0.11	August 31, 2018	57,563
Q2-2018	May 15, 2018	0.11	May 31, 2018	57,559
Q1-2018	February 13, 2018	0.11	February 28, 2018	57,432

Note 9—Related Party Transactions
Management Services
One of our consolidated subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three months ended June 30, 2019 and 2018, we earned $713 and $692, respectively, and for the six months ended June 30, 2019 and 2018, we earned $1,449 and $1,399, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations.
Note 10—Share-Based Compensation
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares. Our share-based awards consist of time-vesting RSUs, performance and market based vesting RSUs (“PRSUs”), and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per common share (“EPS”) purposes and PRSUs and Outperformance Awards are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2019, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2019.
Annual Long Term Incentive Plan (“LTIP”):

•
Annual LTIP Awards Granted: During the six months ended June 30, 2019, we granted 529,901 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the six months ended June 30, 2019 vest in three equal annual installments based on an anniversary date of March 1, 2019. The PRSUs granted during the six months ended June 30, 2019 may be earned based on the achievement of certain measures over a three year performance period. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).

All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
PRSU Results: During the six months ended June 30, 2019, the Compensation Committee certified performance achievement with respect to Tranche 2 of our 2017 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 23,392 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 52,896 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled below.

Director Awards
During the six months ended June 30, 2019, we granted 53,704 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date scheduled for INVH’s 2020 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved one-time equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “Outperformance Awards”). The Outperformance Awards may be earned based on the achievement of rigorous absolute total shareholder return and relative total shareholder return thresholds over a three year performance period ending on March 31, 2022. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative total shareholder return components will be separately calculated, and the number of earned Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on March 31, 2022 and 25% on each of the first and second anniversaries of such date, subject to continued employment. The aggregate $11,800 grant-date fair value of the Outperformance Awards was determined based on Monte-Carlo option pricing models which estimate the probability of the vesting conditions being satisfied.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the six months ended June 30, 2019:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2018	1,595,644	$21.63	888,733	$22.09	2,484,377	$21.79
Granted	239,412	23.38	367,585	24.26	606,997	23.91
Vested(2)	(1,069,264)	(21.46)	(83,938)	(21.21)	(1,153,202)	(21.44)
Forfeited / canceled	(66,417)	(21.95)	(231,574)	(21.60)	(297,991)	(21.68)
Balance, June 30, 2019	699,375	$22.46	940,806	$23.14	1,640,181	$22.85

(1)	Total share-based awards excludes Outperformance Awards.

(2)
All vested share-based awards are included in basic EPS for the periods after each awards vest date. During the six months ended June 30, 2019, 1,069,264 time-vesting RSUs and 83,938 PRSUs with an estimated fair value of $30,107 fully vested. During the six months ended June 30, 2019, vested awards include the acceleration of 296,291 RSUs pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for LTIP PRSUs and Outperformance Awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for awards with market based vesting conditions granted during the six months ended June 30, 2019:

For the Six Months Ended June 30, 2019
Expected volatility(1)	17.2% - 17.4%
Risk-free rate	2.25% - 2.42%
Expected holding period	2.84 - 2.92 years

(1)	Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.

Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2019 and 2018, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative	$2,795	$6,774	$7,715	$14,328
Property management expense	820	1,242	1,507	3,186
Total	$3,615	$8,016	$9,222	$17,514

As of June 30, 2019, there is $30,300 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.48 years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements and interest rate cap agreements are the only financial instruments recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 7 for the details of the condensed balance sheet classification and the fair values for the interest rate caps and swaps.
The following table displays the carrying values and fair values of financial instruments as of June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$331,088	$332,229	$366,599	$365,196

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$6,554,273	$6,576,873	$7,263,476	$7,235,685
Secured Term Loan(3)	Level 3	403,464	407,300	—	—
Term Loan Facility(4)	Level 3	1,500,000	1,501,037	1,500,000	1,500,773
Convertible Senior Notes(5)	Level 3	561,830	558,344	557,301	544,249

(1)	The carrying values of investments in debt securities are shown net of discount.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $44,311 and $61,822 of deferred financing costs as of June 30, 2019 and December 31, 2018, respectively.

(3)	The carrying value of the Secured Term Loan excludes $2,595 of deferred financing costs as of June 30, 2019.

(4)	The carrying value of the Term Loan Facility excludes $7,696 and $9,140 of deferred financing costs as of June 30, 2019 and December 31, 2018, respectively.

(5)	The carrying values of the Convertible Senior Notes include unamortized discounts of $13,159 and $17,692 as of June 30, 2019 and December 31, 2018, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The fair values of our Secured Term Loan, Term Loan Facility, and Revolving Facility, which are classified as Level 3 in the fair value hierarchy, are estimated using a discounted cash flow methodology based on market interest rate data and other market factors available at the end of the period. The fair value of the 2022 Convertible Notes, which is classified as Level 3 in the fair value hierarchy, is estimated by discounting contractual cash flows at the interest rate we estimate the notes would bear if sold in the current market and excludes the value associated with the conversion feature. The fair value of the 2019 Convertible Notes is determined based on the outstanding principal balance immediately prior to the July 1, 2019 conversion (see Note 6 and Note 15).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$7,313	$764	$7,553	$764
Total impairments	(1,788)	(176)	(1,818)	(176)
Fair value	$5,525	$588	$5,735	$588

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$12,090	$9,183	$31,114	$12,408
Total impairments	(2,288)	(1,495)	(5,511)	(2,098)
Fair value	$9,802	$7,688	$25,603	$10,310

For additional information related to our single-family residential properties as of June 30, 2019 and December 31, 2018, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) available to common stockholders — basic and diluted	$38,833	$(14,155)	$59,549	$(31,646)

Denominator:
Weighted average common shares outstanding — basic	525,070,036	520,509,058	523,265,455	520,087,371
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	863,607	—	925,014	—
Weighted average common shares outstanding — diluted	525,933,643	520,509,058	524,190,469	520,087,371

Net income (loss) per common share — basic	$0.07	$(0.03)	$0.11	$(0.06)
Net income (loss) per common share — diluted	$0.07	$(0.03)	$0.11	$(0.06)

Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended June 30, 2019, there were no incremental shares attributed to non-vested share-based awards. For the six months ended June 30, 2019, 9,495 incremental shares attributed to non-vested share-based awards are excluded from the denominator as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2018, 1,129,465 and 1,242,853, respectively, incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS because we had a net loss for the periods.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

For the three and six months ended June 30, 2019 and 2018, the vested OP Units have been excluded from the computation of EPS because all income (loss) attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders.
For the three and six months ended June 30, 2019, 12,553,864 potential shares of common stock issuable upon the conversion of the 2019 Convertible Notes, calculated using the “if-converted” method, are excluded from the computation of diluted EPS as they would be anti-dilutive. For the three and six months ended June 30, 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS. Additionally, no adjustment is included to the numerator for the interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash and as a result, the Convertible Senior Notes did not impact diluted EPS during that period. See Note 6 for further discussion about the Convertible Senior Notes.
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
As of June 30, 2019 and December 31, 2018, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $844 and $455 of current income tax expense for the three months ended June 30, 2019 and 2018, respectively, and $1,605 and $849 of current income tax expense for the six months ended June 30, 2019 and 2018, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Leasing Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of June 30, 2019, for the periods below:

	Operating Leases	Finance Leases
Remainder of 2019	$2,238	$316
2020	4,552	621
2021	4,169	543
2022	2,713	41
2023	1,565	—
Thereafter	1,835	—
Total lease payments	17,072	1,521
Less: imputed interest	(1,417)	(59)
Total lease liability	$15,655	$1,462

As of June 30, 2019, approximately $9,600 of finance leases for fleet vehicles with a lease term of 50 months have been entered into and are anticipated to commence during the next nine months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The components of lease expense for the three and six months ended June 30, 2019 are as follows:

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating lease cost:
Fixed lease cost	$916	$1,897
Variable lease cost	356	699
Total operating lease cost	$1,272	$2,596

Future minimum rental revenues under leases existing on our single-family residential properties as of June 30, 2019 are as follows:

Lease Payments to be Received
Remainder of 2019	$645,097
2020	417,831
2021	42,085
2022	—
2023	—
Thereafter	—
Total	$1,105,013

Insurance Policies
Pursuant to the terms of our Credit Facility and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2019, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2019, for potential recognition or disclosure.
Settlement of the 2019 Convertible Notes
On July 1, 2019, we settled substantially all of the outstanding principal amount of the 2019 Convertible Notes through the issuance of 12,553,864 shares of common stock.
Voluntary Mortgage Loan Prepayment
On July 9, 2019, we voluntarily prepaid $50,000 of outstanding borrowings with unrestricted cash on hand against the outstanding balance of IH 2017-2. The prepayment was applied to Component E of the loan with an interest rate of LIBOR plus a spread of 231 bps.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With more than 80,000 homes for lease in 17 markets across the country as of June 30, 2019, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2019 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	8,163	95.1%	$2,397	$1.42	13.3%
Northern California	4,449	95.6%	2,066	1.34	6.5%
Seattle	3,412	94.9%	2,177	1.14	5.3%
Phoenix	7,592	95.5%	1,350	0.83	7.4%
Las Vegas	2,963	96.4%	1,603	0.80	3.3%
Denver	2,240	92.7%	1,971	1.10	3.1%
Western United States Subtotal	28,819	95.2%	1,930	1.12	38.9%

Florida:
South Florida	8,789	93.3%	2,183	1.17	13.0%
Tampa	8,211	94.9%	1,660	0.89	9.5%
Orlando	5,943	94.5%	1,644	0.89	6.8%
Jacksonville	1,877	95.3%	1,660	0.84	2.2%
Florida Subtotal	24,820	94.2%	1,840	0.99	31.5%

Southeast United States:
Atlanta	12,430	95.1%	1,498	0.73	12.8%
Carolinas	4,693	94.7%	1,576	0.73	5.1%
Nashville	797	94.5%	1,861	0.87	1.0%
Southeast United States Subtotal	17,920	94.9%	1,535	0.74	18.9%

Texas:
Houston	2,313	92.5%	1,550	0.79	2.4%
Dallas	2,202	92.6%	1,778	0.84	2.7%
Texas Subtotal	4,515	92.5%	1,660	0.82	5.1%

Midwest United States:
Chicago	3,095	91.6%	1,977	1.21	4.0%
Minneapolis	1,153	96.3%	1,878	0.95	1.6%
Midwest United States Subtotal	4,248	92.8%	1,950	1.13	5.6%

Total / Average	80,322	94.6%	$1,800	$0.97	100.0%
Same Store Total / Average	72,787	96.5%	$1,804	$0.97	92.4%

(1)	As of June 30, 2019.

(2)	Represents average occupancy for the three months ended June 30, 2019.

(3)	Represents average monthly rent for the three months ended June 30, 2019.

(4)	Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2019.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 70.4% of our rental revenues and other property income during the three months ended June 30, 2019. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth, strong household formation rates, and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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

Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, secured term loan, term loan facility, revolving facility, and convertible debt, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions, and the terms of the underlying financing arrangements. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses.
Revenues
Rental Revenues and Other Property Income
Rental revenues, net of any concessions and uncollectible amounts, consist of rents collected under lease agreements related to our single-family homes for lease. We enter into leases directly with our residents, and the leases typically have a term of one to two years.
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
Results of Operations
Portfolio Information
As of June 30, 2019 and 2018, we owned 80,322 and 82,424 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2019 and 2018, we acquired 740 and 263 homes, respectively, and sold 779 and 348 homes, respectively. During the three months ended June 30, 2019 and 2018, we owned an average of 80,455 and 82,464 single-family rental homes, respectively. During the six months ended June 30, 2019 and 2018, we acquired 948 and 453 homes, respectively, and sold 1,433 and 599 homes, respectively. During the six months ended June 30, 2019 and 2018, we owned an average of 80,559 and 82,506 single-family rental homes, respectively.
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
As of June 30, 2019, our Same Store portfolio consisted of 72,787 single-family rental homes.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Rental revenues and other property income	$441,582	$432,426	$9,156	2.1%

Expenses:
Property operating and maintenance	166,574	165,423	1,151	0.7%
Property management expense	16,021	14,348	1,673	11.7%
General and administrative	15,956	24,636	(8,680)	(35.2)%
Interest expense	95,706	97,226	(1,520)	(1.6)%
Depreciation and amortization	133,031	146,450	(13,419)	(9.2)%
Impairment and other	1,671	4,103	(2,432)	(59.3)%
Total expenses	428,959	452,186	(23,227)	(5.1)%

Other, net	610	1,631	(1,021)	(62.6)%
Gain on sale of property, net of tax	26,172	3,941	22,231	564.1%

Net income (loss)	$39,405	$(14,188)	$53,593	377.7%
Rental Revenues and Other Property Income
For the three months ended June 30, 2019 and 2018, total portfolio rental revenues and other property income totaled $441.6 million and $432.4 million, respectively, an increase of 2.1%, driven by an increase in average monthly rent per occupied home and an increase in utilities reimbursements, partially offset by a 2,009 home decrease in the average number of homes owned between periods.
Average occupancy for the three months ended June 30, 2019 and 2018 for the total portfolio was 94.6% and 95.1%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2019 and 2018 was $1,800 and $1,725, respectively, a 4.3% increase. For our Same Store portfolio, average occupancy was 96.5% and 96.1% for the three months ended June 30, 2019 and 2018, respectively, and average monthly rent per occupied home for the three months ended June 30, 2019 and 2018 was $1,804 and $1,734, respectively, a 4.0% increase.
To monitor prospective changes in average monthly rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized non-service concessions, to calculate net effective rental rate growth. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or new leases, where our previous resident moves out and a new resident signs a lease to occupy the same home.
Renewal lease net effective rental rate growth for the total portfolio averaged 5.4% and 4.7% for the three months ended June 30, 2019 and 2018, respectively, and new lease net effective rental rate growth for the total portfolio averaged 5.3% and 4.8% for the three months ended June 30, 2019 and 2018, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.4% and 4.7% for the three months ended June 30, 2019 and 2018, respectively, and new lease net effective rental rate growth averaged 5.2% and 4.8% for the three months ended June 30, 2019 and 2018, respectively.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2019 and 2018 was 34.1% and 37.8%, respectively. For the Same Store portfolio, an average home remained unoccupied for 42 and 43 days between residents for the three months ended June 30, 2019 and 2018, respectively.

Utilities reimbursements increased as more utilities remained in our name compared to prior year. Additionally, the terms of new leases require residents to reimburse us for those costs. This increase was partially offset by a decrease in the average number of homes owned during the respective periods.
Expenses
For the three months ended June 30, 2019 and 2018, total expenses were $429.0 million and $452.2 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense increased to $166.6 million for the three months ended June 30, 2019 from $165.4 million for the three months ended June 30, 2018, driven by increases related to property taxes and insurance premiums, partially offset by decreases in controllable expenses created by continued process improvements, lower turnover, property-level synergies from the Mergers, and a decrease in average home count.
Property management expense and general and administrative expense decreased to $32.0 million for the three months ended June 30, 2019 from $39.0 million for the three months ended June 30, 2018, primarily due to decreases in share-based compensation expense of $4.4 million and merger and transaction-related expenses of $2.7 million.
Interest expense was $95.7 million and $97.2 million for the three months ended June 30, 2019 and 2018, respectively. The decrease in interest expense was primarily due to various prepayments on, and refinancings of, the mortgage loans, which resulted in a decrease in the average debt balance outstanding during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This decrease was partially offset by an increase in the average one month London Interbank Offered Rate (“LIBOR”) rate of 47 bps from 1.97% during the three months ended June 30, 2018 to 2.44% during the three months ended June 30, 2019.
Depreciation and amortization expense decreased to $133.0 million for the three months ended June 30, 2019 from $146.5 million for the three months ended June 30, 2018, primarily due to $16.4 million of amortization of in-place leases during the three months ended June 30, 2018 that were fully amortized over the remainder of 2018. Additionally, the average number of homes owned during the three months ended June 30, 2019 decreased as compared to the three months ended June 30, 2018. These decreases were partially offset by an increase in depreciation due to higher capital expenditures.
Impairment and other expenses were $1.7 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019, impairment and other expenses were primarily comprised of impairment losses of $4.1 million on our single-family residential properties, partially offset by net gains on casualty losses of $2.4 million. During the three months ended June 30, 2018, impairment and other expenses were primarily comprised of impairment losses of $1.7 million on our single-family residential properties and casualty losses of $2.4 million, including losses and damages related to Hurricane Irma of $1.2 million.
Other, net
Other, net decreased to $0.6 million for the three months ended June 30, 2019 from $1.6 million for the three months ended June 30, 2018, primarily due to expenses associated with secondary offerings of common stock completed during the three months ended June 30, 2019.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $26.2 million and $3.9 million for the three months ended June 30, 2019 and 2018, respectively. The primary driver of the difference was an increase in the number of homes sold during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, the number of homes sold was 779 and 348, respectively.

Results of Operations
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Rental revenues and other property income	$877,082	$856,095	$20,987	2.5%

Expenses:
Property operating and maintenance	326,920	326,190	730	0.2%
Property management expense	31,181	31,512	(331)	(1.1)%
General and administrative	42,494	52,272	(9,778)	(18.7)%
Interest expense	189,689	189,525	164	0.1%
Depreciation and amortization	266,640	290,950	(24,310)	(8.4)%
Impairment and other	7,063	10,224	(3,161)	(30.9)%
Total expenses	863,987	900,673	(36,686)	(4.1)%

Other, net	3,735	3,367	368	10.9%
Gain on sale of property, net of tax	43,744	9,443	34,301	363.2%

Net income (loss)	$60,574	$(31,768)	$92,342	290.7%
Rental Revenues and Other Property Income
For the six months ended June 30, 2019 and 2018, total portfolio rental revenues and other property income totaled $877.1 million and $856.1 million, respectively, an increase of 2.5%, driven by an increase in average monthly rent per occupied home and an increase in utilities reimbursements, partially offset by a 1,947 home decrease in the average number of homes owned between periods.
Average occupancy for the six months ended June 30, 2019 and 2018 for the total portfolio was 94.7% and 94.8%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2019 and 2018 was $1,791 and $1,715, respectively, a 4.4% increase. For our Same Store portfolio, average occupancy was 96.5% and 95.9% for the six months ended June 30, 2019 and 2018, respectively, and average monthly rent per occupied home for the six months ended June 30, 2019 and 2018 was $1,794 and $1,723, respectively, a 4.1% increase.
To monitor prospective changes in average monthly rent per occupied home, we compare the monthly rent from an expiring lease to the monthly rent from the next lease for the same home, in each case, net of any amortized non-service concessions, to calculate net effective rental rate growth. Leases are either renewal leases, where our current resident stays for a subsequent lease term, or new leases, where our previous resident moves out and a new resident signs a lease to occupy the same home.
Renewal lease net effective rental rate growth for the total portfolio averaged 5.3% and 4.8% for the six months ended June 30, 2019 and 2018, respectively, and new lease net effective rental rate growth for the total portfolio averaged 4.5% and 3.7% for the six months ended June 30, 2019 and 2018, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.3% and 4.8% for the six months ended June 30, 2019 and 2018, respectively, and new lease net effective rental rate growth averaged 4.5% and 3.7% for the six months ended June 30, 2019 and 2018, respectively.
The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2019 and 2018 was 29.6% and 34.3%, respectively. For the Same Store portfolio, an average home remained unoccupied for 48 days between residents for each of the six months ended June 30, 2019 and 2018.

Utilities reimbursements increased as more utilities remained in our name compared to prior year. Additionally, the terms of new leases require residents to reimburse us for those costs. This increase was partially offset by a decrease in the average number of homes owned during the respective periods.
Expenses
For the six months ended June 30, 2019 and 2018, total expenses were $864.0 million and $900.7 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense increased to $326.9 million for the six months ended June 30, 2019 from $326.2 million for the six months ended June 30, 2018, driven by both property taxes and HOA assessments, partially offset by decreases in controllable expenses created by continued process improvements, lower turnover, and property-level synergies from the Mergers, and a decrease in average home count.
Property management expense and general and administrative expense decreased to $73.7 million for the six months ended June 30, 2019 from $83.8 million for the six months ended June 30, 2018, primarily due to decreases in share-based compensation expense of $8.3 million and a decrease in merger and transaction-related expenses of $4.3 million.
Interest expense was $189.7 million and $189.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in interest expense was primarily due to an increase in the average one month LIBOR rate of 66 bps from 1.81% during the six months ended June 30, 2018 to 2.47% during the six months ended June 30, 2019, partially offset by a decrease in the average debt balance outstanding during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Depreciation and amortization expense decreased to $266.6 million for the six months ended June 30, 2019 from $291.0 million for the six months ended June 30, 2018, primarily due to $32.9 million of amortization of in-place leases during the six months ended June 30, 2018 that were fully amortized over the remainder of 2018. Additionally, the average number of homes owned during the six months ended June 30, 2019 decreased as compared to the six months ended June 30, 2018. These decreases were partially offset by an increase in depreciation due to higher capital expenditures.
Impairment and other expenses were $7.1 million and $10.2 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, impairment and other expenses were primarily comprised of impairment losses of $7.3 million on our single-family residential properties, partially offset by net gains on casualty losses of $0.3 million. During the six months ended June 30, 2018, impairment and other expenses were primarily comprised of impairment losses of $2.3 million on our single-family residential properties and casualty losses of $8.0 million, including losses and damages related to Hurricanes Irma and Harvey of $5.4 million.
Other, net
Other, net increased to $3.7 million for the six months ended June 30, 2019 from $3.4 million for the six months ended June 30, 2018, due to higher interest income, partially offset by expenses associated with secondary offerings of common stock completed during the six months ended June 30, 2019.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $43.7 million and $9.4 million for the six months ended June 30, 2019 and 2018, respectively. The primary driver of the difference was an increase in the number of homes sold during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the number of homes sold was 1,433 and 599, respectively.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2019 and December 31, 2018 includes unrestricted cash and cash equivalents of $77.0 million and $144.9 million, respectively, a 46.9% decrease. We use excess cash flows for the repayment of outstanding indebtedness and strive to minimize the level of cash held for working capital requirements. Additionally, our $1,000.0 million revolving credit facility (the “Revolving Facility”) remains undrawn as of June 30, 2019.

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
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which had an undrawn balance of $1,000.0 million as of June 30, 2019.
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
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by wholly owned subsidiaries of INVH LP that were formed to facilitate certain of our financing arrangements (the “Borrower Entities”). We utilize the proceeds from our securitizations to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into Securitization reserve accounts; (iii) closing costs in connection with the mortgage loans; (iv) general costs associated with our operations; and (v) distributions and dividends.
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2019 and December 31, 2018:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	June 30, 2019	December 31, 2018
CSH 2016-2	June 7, 2019	N/A	—%	N/A	$—	$442,614
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	995,790	995,826
SWH 2017-1(7)	October 9, 2019	January 9, 2023	3.95%	102-347 bps	758,893	764,685
IH 2017-2(7)(8)	December 9, 2019	December 9, 2024	3.70%	91-231 bps	734,165	856,238
IH 2018-1(7)	March 9, 2020	March 9, 2025	3.51%	76-206 bps	809,506	911,827
IH 2018-2(7)	June 9, 2020	June 9, 2025	3.80%	95-230 bps	1,020,651	1,035,749
IH 2018-3(7)	July 9, 2020	July 9, 2025	3.82%	105-230 bps	1,284,176	1,296,959
IH 2018-4(6)	January 9, 2021	January 9, 2026	3.81%	115-225 bps	951,092	959,578
Total Securitizations					6,554,273	7,263,476
Less: deferred financing costs, net					(44,311)	(61,822)
Total					$6,509,962	$7,201,654

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to June 30, 2019. For all other mortgage loans, the maturity dates above reflect all extensions that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of June 30, 2019, LIBOR was 2.40%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Range of spreads is based on outstanding principal balances as of June 30, 2019.

(5)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(6)	Net of unamortized discount of $2.8 million and $3.0 million as of June 30, 2019 and December 31, 2018, respectively.

(7)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). The maturity dates above reflect all extensions that have been exercised.

(8)	On July 9, 2019, we voluntarily prepaid $50.0 million of outstanding borrowings with unrestricted cash on hand against the outstanding balance of IH 2017-2.
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each outstanding mortgage loan consists of six floating rate components. The two year initial terms are individually subject to three to five, one year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2019 and December 31, 2018, a total of 37,416 and 41,644 homes, respectively, are pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued certificate classes which mirror the components of the individual loans (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors and used the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
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
To fulfill these requirements, Class G certificates for CSH 2016-2 were issued in an amount equal to 5% of the original principal amount of the loans. Per the terms of the CSH 2016-2 mortgage loan agreement, the Class G certificates were restricted certificates that were made available exclusively to the sponsor. We retained these Class G certificates during the time the related Securitization was outstanding, and they were principal only, bearing a stated interest rate of 0.0005%.
For IH 2017-1, the Class B certificates are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each certificate class to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $331.1 million and $366.6 million as of June 30, 2019 and December 31, 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2019 and 2018, we made voluntary and mandatory prepayments of $709.4 million and $3,198.6 million, respectively, under the terms of the mortgage loan agreements. During the six months ended June 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the six months ended June 30, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans.

Secured Term Loan
On June 7, 2019, 2019-1 IH Borrower L.P., a consolidated subsidiary (“2019-1 IH Borrower” and one of our Borrower Entities), entered into a 12 year loan agreement with a life insurance company (the “Secured Term Loan”). The Secured Term Loan bears interest at a fixed rate of 3.59%, including applicable servicing fees, for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. The Secured Term Loan is secured by first priority mortgages on a portfolio of single-family rental properties as well as a first priority pledge of the equity interests of 2019-1 IH Borrower. We utilized the proceeds from the Secured Term Loan to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into the Secured Term Loan’s reserve accounts; (iii) transaction costs related to the closing of the Secured Term Loan; and (iv) general corporate purposes.
The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2019 and December 31, 2018:

($ in thousands)	Maturity Date	Interest Rate(1)	June 30, 2019	December 31, 2018
Secured Term Loan	June 9, 2031	3.59%	$403,464	$—
Deferred financing costs, net			(2,595)	—
Secured Term Loan, net			$400,869	$—

(1)
The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. Interest payments are made monthly.

Collateral
As of June 30, 2019, a total of 3,326 homes are included in the Secured Term Loan’s collateral pool. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.

Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility, which will mature on February 6, 2021, with a one year extension option, and a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2019 and December 31, 2018:

($ in thousands)	Maturity Date	Interest Rate(1)	June 30, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	4.10%	$1,500,000	$1,500,000
Deferred financing costs, net			(7,696)	(9,140)
Term Loan Facility, net			$1,492,304	$1,490,860

Revolving Facility	February 6, 2021	4.15%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of June 30, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.40%.

Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or comparable or successor rate) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30% in the case of base rate loans, and 1.75% to 2.30% in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30% in the case of base rate loans, and 1.70% to 2.30% in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.

In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.35% or 0.20% per annum based on the unused facility amount. Upon converting to a credit rating pricing based grid, the unused facility fee will no longer apply and we will be required to pay a facility fee ranging from 0.125% to 0.300%. We are also required to pay customary letter of credit fees.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In July 2014, SWH issued $230.0 million in aggregate principal amount of 3.00% convertible senior notes due 2019 (the “2019 Convertible Notes”). Interest on the 2019 Convertible Notes was payable semiannually in arrears on January 1st and July 1st of each year. On December 28, 2018, we notified note holders of our intent to settle conversions of the 2019 Convertible Notes in shares of common stock. The notes matured on July 1, 2019, and we settled substantially all of the outstanding balance of the 2019 Convertible Notes through the issuance of 12,553,864 shares of our common stock.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2019 and December 31, 2018:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2019	December 31, 2018
2019 Convertible Notes	3.00%	4.92%	54.5954	July 1, 2019	N/A	$229,989	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.55 years	345,000	345,000
Total						574,989	574,993
Net unamortized fair value adjustment						(13,159)	(17,692)
Total						$561,830	$557,301

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $223.2 million and $324.3 million for each of the 2019 Convertible Notes and 2022 Convertible Notes, respectively.

(2)
The conversion rate as of June 30, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of Convertible Senior Notes converted on such date, as adjusted in accordance with the applicable indentures as a result of cash dividend payments and the effects of the Mergers. Substantially all of the principal amount of the 2019 Convertible Notes was settled on July 1, 2019, through the issuance of 12,553,864 shares of our common stock. As of June 30, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). As of June 30, 2019, the “if-converted” value of the 2019 Convertible Notes exceeded their principal amount by $105.6 million as the closing market price of our common stock of $26.73 per common share (actual $) exceeded the implicit conversion price. On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. For the three months ended June 30, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2.8 million and $2.8 million, respectively. For the six months ended June 30, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5.6 million and $5.5 million, respectively.

As of June 30, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (“the Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds their principal amount by $58.6 million as of June 30, 2019 as the closing market price of our common stock of $26.73 per common share (actual $) exceeds the implicit conversion price. For the three months ended June 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.2 million and $4.2 million, respectively. For the six months ended June 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $8.4 million and $8.3 million, respectively.
General Terms
We may not redeem the 2022 Convertible Notes prior to their maturity date except to the extent necessary to preserve our status as a REIT for United States federal income tax purposes, as further described in the indenture. If we undergo a fundamental change as defined in the indenture, holders may require us to repurchase for cash all or any portion of their 2022 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture contains customary terms and covenants and events of default. If an event of default occurs and is continuing, the Convertible Notes Trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the outstanding 2022 Convertible Notes, by notice to us and the Convertible Notes Trustee, may, and the Convertible Notes Trustee at the request of such holders shall, declare 100% of the principal of and accrued and unpaid interest on all the 2022 Convertible Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency or reorganization in respect to us (as set forth in the indenture), 100% of the principal of and accrued and unpaid interest on the 2022 Convertible Notes will automatically become due and payable.
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

The table below summarizes our interest rate swap instruments as of June 30, 2019 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	$750,000
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One month LIBOR	325,000
June 3, 2016	July 15, 2018	July 15, 2019	1.12%	One month LIBOR	450,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019(1)	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
April 19, 2018	January 31, 2020	November 30, 2024	2.90%	One month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

(1)
On February 15, 2019, we terminated an interest rate swap instrument and simultaneously entered into a new interest rate swap instrument with identical economic terms, except that the strike rate increased 2 bps, from 2.21% to 2.23%, and collateral posting requirements were removed.

During the three and six months ended June 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $13.1 million will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rates caps have strike prices ranging from approximately 3.24% to 5.12%.

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
Cash Flows
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
($ in thousands)	2019	2018	$ Change	% Change
Net cash provided by operating activities	$375,342	$310,335	$65,007	20.9%
Net cash provided by (used in) investing activities	39,191	(189,374)	228,565	120.7%
Net cash used in financing activities	(455,069)	(127,601)	(327,468)	(256.6)%
Change in cash, cash equivalents, and restricted cash	$(40,536)	$(6,640)	$(33,896)	(510.5)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $375.3 million and $310.3 million for the six months ended June 30, 2019 and 2018 , respectively, an increase of 20.9%. The increase in cash provided by operating activities was driven by improved operational profitability and an increase in net working capital created by changes in operating assets and liabilities.

Investing Activities
Net cash provided by (used in) investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and purchases of investments in debt securities and the receipt of repayment proceeds from investments in debt securities. Net cash provided by (used in) investing activities was $39.2 million and $(189.4) million for the six months ended June 30, 2019 and 2018, respectively, an increase of $228.6 million. The increase in net cash provided by (used in) investing activities primarily resulted from the following: (1) an increase in proceeds from the sale of homes during the six months ended June 30, 2019 compared to the six months ended June 30, 2018; (2) an increase in net cash flows from our investments in debt securities from period to period; and (3) an increase in cash used due to an increase in the number of homes acquired during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. More specifically, proceeds from sales of homes increased $213.7 million from the six months ended June 30, 2018 to the six months ended June 30, 2019 due to a significant increase in the number of homes sold from 599 to 1,433, respectively, and an increase in the average proceeds per home sold. Net cash flows from our purchases of/receipt of repayment proceeds from investments in debt securities increased by $140.2 million from the six months ended June 30, 2018 to the six months ended June 30, 2019, primarily due to entering into our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans during the six months ended June 30, 2018, offset by the refinancing of our CSH 2016-2 mortgage loan during the six months ended June 30, 2019. Acquisition spend increased $126.2 million due to a significant increase in the number of homes acquired from 453 homes during the six months ended June 30, 2018 to 948 homes during the six months ended June 30, 2019.
Financing Activities
Net cash used in financing activities was $455.1 million and $127.6 million for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, proceeds from our Secured Term Loan of $403.5 million, along with proceeds from home sales and operating cash flows were used to repay $709.4 million of our mortgage loans, including full repayment of CSH 2016-2, partial repayments of IH 2017-2 and IH 2018-1, and for dividend payments which totaled $136.3 million. For the six months ended June 30, 2018, proceeds from our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans of $3,274.2 million, along with proceeds from home sales and operating cash flows, were used to repay $3,198.6 million of our mortgage loans, including full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans, $35.0 million, net, of our Revolving Facility, to fund $42.5 million of deferred financing costs associated with the IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans, and for dividend payments which totaled $115.0 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our contractual obligations as of June 30, 2019, consist of the following:

($ in thousands)	Total	2019(1)	2020-2021	2022-2023	Thereafter
Mortgage loans, net(2)(3)	$8,088,460	$128,466	$510,373	$1,238,898	$6,210,723
Secured Term Loan	576,456	7,297	28,991	28,951	511,217
Term Loan Facility, net(2)	1,662,633	31,433	124,879	1,506,321	—
Revolving Facility(2)(3)(4)	9,256	1,789	7,107	360	—
Convertible Senior Notes(5)	614,664	239,476	24,150	351,038	—
Derivative instruments(6)	116,728	2,801	31,892	48,247	33,788
Purchase commitments(7)	39,579	39,579	—	—	—
Operating leases	17,072	2,238	8,721	4,278	1,835
Finance leases(8)	11,113	700	5,768	4,645	—
Total	$11,135,961	$453,779	$741,881	$3,182,738	$6,757,563

(1)	Includes estimated payments for the remaining six months of 2019.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of June 30, 2019 at rates in effect as of such date; as of June 30, 2019, LIBOR was 2.40%.

(3)
Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(4)	Includes the related unused commitment fee.

(5)
Represents the principal amount of the Convertible Senior Notes and interest obligations which are calculated using coupon rates of the Convertible Senior Notes. The 2019 Convertible Notes principal amount of $230.0 million included in 2019 maturities presented above was settled on July 1, 2019 through the issuance of 12,553,864 shares of common stock.

(6)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of June 30, 2019, or 2.40%.

(7)	Represents commitments to acquire 146 single-family rental homes as of June 30, 2019.

(8)	Includes approximately $9.6 million of finance leases for fleet vehicles which have been entered into and are anticipated to commence during the next nine months.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale; and (ii) derivative financial instruments. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2019.
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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss) available to common stockholders	$38,833	$(14,155)	$59,549	$(31,646)
Net income available to participating securities	109	209	215	431
Non-controlling interests	463	(242)	810	(553)
Interest expense	95,706	97,226	189,689	189,525
Depreciation and amortization	133,031	146,450	266,640	290,950
EBITDA	268,142	229,488	516,903	448,707
Gain on sale of property, net of tax	(26,172)	(3,941)	(43,744)	(9,443)
Impairment on depreciated real estate investments	4,076	1,671	7,329	2,274
EBITDAre	246,046	227,218	480,488	441,538
Share-based compensation expense(1)	3,615	8,016	9,222	17,514
Merger and transaction-related expenses(2)	1,552	4,236	4,347	8,603
Severance	375	1,681	7,344	4,340
Casualty losses, net(3)	(2,405)	2,432	(266)	7,950
Other, net(4)	(610)	(1,631)	(3,735)	(3,367)
Adjusted EBITDAre	$248,573	$241,952	$497,400	$476,578

(1)
For the three months ended June 30, 2019 and 2018, $2,795 and $6,774 was recorded in general and administrative expense, respectively, and $820 and $1,242 was recorded in property management expense, respectively. For the six months ended June 30, 2019 and 2018, $7,715 and $14,328 was recorded in general and administrative expense, respectively, and $1,507 and $3,186 was recorded in property management expense, respectively.

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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss) available to common stockholders	$38,833	$(14,155)	$59,549	$(31,646)
Net income available to participating securities	109	209	215	431
Non-controlling interests	463	(242)	810	(553)
Interest expense	95,706	97,226	189,689	189,525
Depreciation and amortization	133,031	146,450	266,640	290,950
General and administrative(1)	15,956	24,636	42,494	52,272
Property management expense(2)	16,021	14,348	31,181	31,512
Impairment and other(3)	1,671	4,103	7,063	10,224
Gain on sale of property, net of tax	(26,172)	(3,941)	(43,744)	(9,443)
Other, net(4)	(610)	(1,631)	(3,735)	(3,367)
NOI (total portfolio)	275,008	267,003	550,162	529,905
Non-Same Store NOI	(17,993)	(24,797)	(35,507)	(47,943)
NOI (Same Store portfolio)(5)	$257,015	$242,206	$514,655	$481,962

(1)
Includes $2,795 and $6,774 of share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. Includes $7,715 and $14,328 of share-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

(2)
Includes $820 and $1,242 of share-based compensation expense for the three months ended June 30, 2019 and 2018, respectively. Includes $1,507 and $3,186 of share-based compensation expense for the six months ended June 30, 2019 and 2018, respectively.

(3)	Includes $1,238 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and six months ended June 30, 2018, respectively.

(4)	Includes interest income and other miscellaneous income and expenses.

(5)	The Same Store portfolio totaled 72,787 homes for the six months ended June 30, 2019 and 2018.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for noncash interest expense related to amortization of deferred financing costs, loan discounts, noncash interest expense for derivatives, share-based compensation expense, offering related expenses, merger and transaction-related expenses, severance expense, and casualty losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for contingently issuable shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2019	2018	2019	2018
Net income (loss) available to common stockholders	$38,833	$(14,155)	$59,549	$(31,646)
Add (deduct) adjustments from net income (loss) to derive FFO:
Net income available to participating securities	109	209	215	431
Non-controlling interests	463	(242)	810	(553)
Depreciation and amortization on real estate assets	131,782	144,947	264,302	288,055
Impairment on depreciated real estate investments	4,076	1,671	7,329	2,274
Net gain on sale of previously depreciated investments in real estate	(26,172)	(3,941)	(43,744)	(9,443)
FFO	149,091	128,489	288,461	249,118
Noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense from derivatives	12,172	11,543	27,037	20,038
Share-based compensation expense(1)	3,615	8,016	9,222	17,514
Offering related expenses(2)	476	—	2,019	—
Merger and transaction-related expenses(3)	1,552	4,236	4,347	8,603
Severance expense	375	1,681	7,344	4,340
Casualty losses, net(4)	(2,405)	2,432	(266)	7,950
Core FFO	164,876	156,397	338,164	307,563
Recurring capital expenditures	(31,799)	(28,848)	(56,910)	(54,241)
Adjusted FFO	$133,077	$127,549	$281,254	$253,322

Net income (loss) available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)(8)	525,933,643	520,509,058	524,190,469	520,087,371

Net income (loss) per common share — diluted(6)(7)(8)	$0.07	$(0.03)	$0.11	$(0.06)

FFO
Numerator for FFO per common share — diluted(6)	$151,874	$128,489	$294,047	$249,118
Weighted average common shares and OP Units outstanding — diluted(6)(7)(8)	544,335,990	530,509,568	544,365,617	530,417,389

FFO per common share — diluted(6)(7)(8)	$0.28	$0.24	$0.54	$0.47

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(6)(7)(8)	531,782,126	530,509,568	531,811,753	530,417,389

Core FFO per common share — diluted(6)(7)(8)	$0.31	$0.29	$0.64	$0.58
AFFO per common share — diluted(6)(7)(8)	$0.25	$0.24	$0.53	$0.48

(1)
For the three months ended June 30, 2019 and 2018, $2,795 and $6,774 was recorded in general and administrative expense, respectively, and $820 and $1,242 was recorded in property management expense, respectively. For the six months ended June 30, 2019 and 2018, and $7,715 and $14,328 was recorded in general and administrative expense, respectively, and $1,507 and $3,186 was recorded in property management expense, respectively.

(2)	Includes expenses associated with secondary offerings of common stock completed during the three and six months ended June 30, 2019 included within other, net.

(3)	Includes merger and transaction-related expenses included within general and administrative.

(4)	Includes $1,238 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and six months ended June 30, 2018, respectively.

(5)	Weighted average common shares outstanding — diluted is calculated in accordance with GAAP and is used in the calculation of net income (loss) per common share — diluted.

(6)
On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares. The 2019 Convertible Notes have no impact on net income per common share — diluted as the potential shares of common stock would be anti-dilutive to such computation for the three and six months ended June 30, 2019, calculated in accordance with the “if-converted” method. The impact of the 2019 Convertible Notes is reflected in the FFO per common share — diluted computation above in accordance with the “if-converted” method consistent with Nareit’s guidance for calculating FFO per share. For the three and six months ended June 30, 2019, the numerator for FFO per common share — diluted is adjusted for interest expense on the 2019 Convertible Notes of $2,783 and $5,586, respectively, including non-cash amortization of discounts. The denominator is adjusted for 12,553,864 shares of common stock issued on July 1, 2019 upon the conversion of the 2019 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share — diluted for the 2019 Convertible Notes. For the three and six months ended June 30, 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of net income or loss, FFO, Core FFO, and AFFO per common share — diluted. For the three and six months ended June 30, 2018, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash; and as a result, the Convertible Senior Notes did not impact net loss, FFO, Core FFO, and AFFO per common share — diluted for those periods.

(7)
Incremental shares attributed to non-vested share-based awards totaling 863,607 shares and 925,014 shares, respectively, are included in the denominator for net income per common share — diluted for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2018, incremental shares attributed to non-vested share-based awards do not impact the denominator for net loss per common share — diluted since we had a net loss and inclusion of such incremental shares would be anti-dilutive to such computation. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,248,805 and 963,932 for the three months ended June 30, 2019 and 2018, respectively, and 1,479,272 and 1,132,320 for the six months ended June 30, 2019 and 2018, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(8)
Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income (loss) per common share — diluted for the periods above because all net income (loss) attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders. Weighted average vested OP Units of 5,463,285 and 9,036,578 for the three months ended June 30, 2019 and 2018, and 7,067,026 and 9,197,698 for the six months ended June 30, 2019 and 2018, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of June 30, 2019, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $5,558.5 million and Term Loan Facility of $1,500.0 million, for a combined total of $7,058.5 million. We effectively converted 92.4% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $4.9 million or $5.4 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

10.1
Loan Agreement, dated as of June 7, 2019, between 2019-1 IH Borrower LP, as Borrower, and Rothesay Life PLC, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 10, 2019).

10.2	2019 Outperformance Award Agreement (LTIP Units) (filed herewith).†

31.1	Certificate of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in Inline XBRL.
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
Date: July 31, 2019

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 31, 2019