Form 10-Q
period 2019-09-30
Invitation Homes Inc.
filed 2019-10-30
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2019
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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

As of October 29, 2019, there were 538,356,606 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	70
Item	4.	Controls and Procedures	71

PART II
Item	1.	Legal Proceedings	72
Item	1A.	Risk Factors	72
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item	3.	Defaults Upon Senior Securities	72
Item	4.	Mine Safety Disclosures	72
Item	5.	Other Information	72
Item	6.	Exhibits	73

Signatures			74

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the anticipated benefits of the merger with Starwood Waypoint Homes (“SWH”), the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks associated with achieving expected revenue synergies or cost savings from the merger, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included elsewhere in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2019	December 31, 2018
Assets:	(unaudited)
Investments in single-family residential properties:
Land	$4,491,148	$4,561,441
Building and improvements	13,610,784	13,668,533
	18,101,932	18,229,974
Less: accumulated depreciation	(1,883,231)	(1,543,914)
Investments in single-family residential properties, net	16,218,701	16,686,060
Cash and cash equivalents	81,531	144,940
Restricted cash	244,882	215,051
Goodwill	258,207	258,207
Other assets, net	856,697	759,170
Total assets	$17,660,018	$18,063,428

Liabilities:
Mortgage loans, net	$6,428,874	$7,201,654
Secured term loan, net	400,924	—
Term loan facility, net	1,493,025	1,490,860
Revolving facility	—	—
Convertible senior notes, net	333,070	557,301
Accounts payable and accrued expenses	278,272	169,603
Resident security deposits	149,023	148,995
Other liabilities	400,319	125,829
Total liabilities	9,483,507	9,694,242
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 538,356,606 and 520,647,977 outstanding as of September 30, 2019 and December 31, 2018, respectively	5,384	5,206
Additional paid-in capital	8,938,487	8,629,462
Accumulated deficit	(505,887)	(392,594)
Accumulated other comprehensive loss	(340,724)	(12,963)
Total stockholders' equity	8,097,260	8,229,111
Non-controlling interests	79,251	140,075
Total equity	8,176,511	8,369,186
Total liabilities and equity	$17,660,018	$18,063,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Rental revenues and other property income	$443,326	$434,251	$1,320,408	$1,290,346

Expenses:
Property operating and maintenance	175,491	170,021	502,411	496,211
Property management expense	15,872	16,692	47,053	48,204
General and administrative	16,405	21,152	58,899	73,424
Interest expense	89,067	97,564	278,756	287,089
Depreciation and amortization	133,315	139,371	399,955	430,321
Impairment and other	4,740	3,252	11,803	13,476
Total expenses	434,890	448,052	1,298,877	1,348,725

Other, net	4,735	3,330	8,470	6,697
Gain on sale of property, net of tax	20,812	11,512	64,556	20,955

Net income (loss)	33,983	1,041	94,557	(30,727)
Net (income) loss attributable to non-controlling interests	(276)	(21)	(1,086)	532

Net income (loss) attributable to common stockholders	33,707	1,020	93,471	(30,195)
Net income available to participating securities	(91)	(196)	(306)	(627)

Net income (loss) available to common stockholders — basic and diluted (Note 12)	$33,616	$824	$93,165	$(30,822)

Weighted average common shares outstanding — basic	537,771,245	520,620,519	528,209,033	520,267,029
Weighted average common shares outstanding — diluted	538,644,888	521,761,076	529,160,353	520,267,029

Net income (loss) per common share — basic	$0.06	$—	$0.18	$(0.06)
Net income (loss) per common share — diluted	$0.06	$—	$0.18	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$33,983	$1,041	$94,557	$(30,727)

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(71,729)	39,488	(308,196)	115,214
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(4,272)	(5,982)	(23,026)	(9,307)
Other comprehensive income (loss)	(76,001)	33,506	(331,222)	105,907
Comprehensive income (loss)	(42,018)	34,547	(236,665)	75,180
Comprehensive (income) loss attributable to non-controlling interests	371	(595)	2,954	(1,300)

Comprehensive income (loss) attributable to common stockholders	$(41,647)	$33,952	$(233,711)	$73,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2019
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2019	525,126,947	$5,251	$8,686,927	$(469,129)	$(265,370)	$7,957,679	$79,789	$8,037,468
Capital distributions	—	—	—	—	—	—	(724)	(724)
Net income	—	—	—	33,707	—	33,707	276	33,983
Dividends and dividend equivalents declared ($0.13 per share)	—	—	—	(70,465)	—	(70,465)	—	(70,465)
Issuance of common stock — settlement of RSUs, net of tax	4,775	—	(56)	—	—	(56)	—	(56)
Issuance of common stock — settlement of 2019 Convertible Notes	12,553,864	126	229,818	—	—	229,944	—	229,944
Issuance of common stock, net — ATM Equity Program	671,020	7	17,730	—	—	17,737	—	17,737
Share-based compensation expense	—	—	4,068	—	—	4,068	557	4,625
Total other comprehensive loss	—	—	—	—	(75,354)	(75,354)	(647)	(76,001)
Balance as of September 30, 2019	538,356,606	$5,384	$8,938,487	$(505,887)	$(340,724)	$8,097,260	$79,251	$8,176,511

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	520,647,977	$5,206	$8,629,462	$(392,594)	$(12,963)	$8,229,111	$140,075	$8,369,186
Capital distributions	—	—	—	—	—	—	(2,610)	(2,610)
Net income	—	—	—	93,471	—	93,471	1,086	94,557
Dividends and dividend equivalents declared ($0.39 per share)	—	—	—	(206,764)	—	(206,764)	—	(206,764)
Issuance of common stock — settlement of RSUs, net of tax	910,452	9	(8,173)	—	—	(8,164)	—	(8,164)
Issuance of common stock — settlement of 2019 Convertible Notes	12,553,864	126	229,818	—	—	229,944	—	229,944
Issuance of common stock, net — ATM Equity Program	671,020	7	17,730	—	—	17,737	—	17,737
Share-based compensation expense	—	—	12,930	—	—	12,930	917	13,847
Total other comprehensive loss	—	—	—	—	(327,182)	(327,182)	(4,040)	(331,222)
Redemption of OP Units for common stock	3,573,293	36	56,720	—	(579)	56,177	(56,177)	—
Balance as of September 30, 2019	538,356,606	$5,384	$8,938,487	$(505,887)	$(340,724)	$8,097,260	$79,251	$8,176,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Nine Months Ended September 30, 2018
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2018	520,493,369	$5,205	$8,619,302	$(303,801)	$118,954	$8,439,660	$143,917	$8,583,577
Capital distributions	—	—	—	—	—	—	(992)	(992)
Net income	—	—	—	1,020	—	1,020	21	1,041
Dividends and dividend equivalents declared ($0.11 per share)	—	—	—	(57,563)	—	(57,563)	—	(57,563)
Issuance of common stock — settlement of RSUs, net of tax	86,208	1	(990)	—	—	(989)	—	(989)
Share-based compensation expense	—	—	6,068	—	—	6,068	—	6,068
Total other comprehensive income	—	—	—	—	32,932	32,932	574	33,506
Balance as of September 30, 2018	520,579,577	$5,206	$8,624,380	$(360,344)	$151,886	$8,421,128	$143,520	$8,564,648

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	519,173,142	$5,192	$8,602,603	$(157,595)	$47,885	$8,498,085	$151,790	$8,649,875
Capital distributions	—	—	—	—	—	—	(3,025)	(3,025)
Net loss	—	—	—	(30,195)	—	(30,195)	(532)	(30,727)
Dividends and dividend equivalents declared ($0.33 per share)	—	—	—	(172,554)	—	(172,554)	—	(172,554)
Issuance of common stock — settlement of RSUs, net of tax	1,001,398	10	(8,420)	—	—	(8,410)	—	(8,410)
Share-based compensation expense	—	—	23,582	—	—	23,582	—	23,582
Total other comprehensive income	—	—	—	—	104,075	104,075	1,832	105,907
Redemption of OP Units for common stock	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of September 30, 2018	520,579,577	$5,206	$8,624,380	$(360,344)	$151,886	$8,421,128	$143,520	$8,564,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income (loss)	$94,557	$(30,727)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	399,955	430,321
Share-based compensation expense	13,847	23,582
Amortization of deferred leasing costs	7,708	8,549
Amortization of deferred financing costs	29,386	17,825
Amortization of debt discounts	6,026	6,816
Provisions for impairment	11,289	3,570
Gain on sale of property, net of tax	(64,556)	(20,955)
Change in fair value of derivative instruments	2,010	8,798
Other noncash amounts included in net income (loss)	883	3,932
Changes in operating assets and liabilities:
Other assets, net	(4,218)	(11,695)
Accounts payable and accrued expenses	95,748	83,355
Resident security deposits	28	4,616
Other liabilities	(1,815)	(14,906)
Net cash provided by operating activities	590,848	513,081

Investing Activities:
Amounts deposited and held by others	(5,572)	8,034
Acquisition of single-family residential properties	(405,142)	(184,485)
Initial renovations to single-family residential properties	(35,017)	(35,783)
Other capital expenditures for single-family residential properties	(118,423)	(104,800)
Proceeds from sale of single-family residential properties	493,224	201,752
Purchases of investments in debt securities	—	(163,719)
Repayment proceeds from retained debt securities	40,034	149,668
Other investing activities	4,325	(11,701)
Net cash used in investing activities	(26,571)	(141,034)

Financing Activities:
Payment of dividends and dividend equivalents	(206,764)	(172,554)
Distributions to non-controlling interests	(2,610)	(3,025)
Payment of taxes related to net share settlement of RSUs	(8,164)	(8,410)
Proceeds from mortgage loans	—	3,274,179
Payments on mortgage loans	(798,415)	(3,416,296)
Proceeds from secured term loan	403,464	—
Proceeds from revolving facility	215,000	210,000
Payments on revolving facility	(215,000)	(245,000)
Proceeds from ATM Equity Program, net	17,737	—
Deferred financing costs paid	(2,613)	(42,492)
Other financing activities	(490)	(1,371)
Net cash used in financing activities	(597,855)	(404,969)

Change in cash, cash equivalents, and restricted cash	(33,578)	(32,922)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	359,991	416,562
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$326,413	$383,640

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$249,085	$259,007
Cash paid for income taxes	2,320	1,569
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,056	N/A

Noncash investing and financing activities:
Accrued renovation improvements at period end	$5,724	$5,901
Accrued residential property capital improvements at period end	15,429	9,690
Transfer of residential property, net to other assets, net for held for sale assets	490,397	370,900
Change in other comprehensive income (loss) from cash flow hedges	(333,135)	97,465
ROU assets obtained in exchange for operating lease liabilities	1,721	N/A
Capital leases	N/A	2,209
Net settlement of 2019 Convertible Notes in shares of common stock	229,944	—

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
In connection with the Mergers, each outstanding SWH common share was converted into shares of our common stock and each outstanding unit of SWH Partnership was converted into common units of limited partnership interests in INVH LP. Our limited partnership interests consist of the aforementioned common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2019, INVH owns a 99.0% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.

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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
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
Non-controlling interests represent the OP Units held by a third party as a result of the Mergers and any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 include an allocation of the net income (loss) attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Reclassifications
Certain reclassifications have been made to prior periods to conform with current reporting on the condensed consolidated statements of operations. We combined other property income of $30,111 and $86,566, respectively, for the three and nine months ended September 30, 2018 into rental revenues and other property income. We reclassified interest expense of $97,564 and $287,089, respectively, for the three and nine months ended September 30, 2018 into total expenses. These reclassifications did not have any effect on the total reported net income (loss) for the three and nine months ended September 30, 2018.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. We elected the practical expedient not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with the New Lease Standard for the three and nine months ended September 30, 2019, and in accordance with previous GAAP for the three and nine months ended September 30, 2018.
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three and nine months ended September 30, 2019, rental revenues and other property income includes $24,282 and $68,865, respectively, of variable lease payments. Sales taxes and other similar taxes assessed by governmental authorities that we collect from residents are excluded from our rental revenues and other property income.
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
(dollar amounts in thousands)
(unaudited)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2019	December 31, 2018
Land	$4,491,148	$4,561,441
Single-family residential property	12,976,491	13,026,317
Capital improvements	520,833	525,670
Equipment	113,460	116,546
Total gross investments in the properties	18,101,932	18,229,974
Less: accumulated depreciation	(1,883,231)	(1,543,914)
Investments in single-family residential properties, net	$16,218,701	$16,686,060

As of September 30, 2019 and December 31, 2018, the carrying amount of the residential properties above includes $119,433 and $120,438, respectively, of capitalized acquisition costs (excluding purchase price), along with $65,233 and $66,449, respectively, of capitalized interest, $25,357 and $25,670, respectively, of capitalized property taxes, $4,633 and $4,694, respectively, of capitalized insurance, and $2,786 and $2,779, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended September 30, 2019 and 2018, we recognized $132,266 and $127,544, respectively, of depreciation expense related to the components of the properties, $0 and $4,624, respectively, of amortization related to in-place lease intangible assets, and $1,049 and $7,203, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2019 and 2018, impairments totaling $3,960 and $1,296, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
During the nine months ended September 30, 2019 and 2018, we recognized $396,568 and $382,706, respectively, of depreciation expense related to the components of the properties, $0 and $37,517, respectively, of amortization related to in-place lease intangible assets, and $3,387 and $10,098, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2019 and 2018, impairments totaling $11,289 and $3,570, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30,		December 31,
	2019	2018	2018	2017
Cash and cash equivalents	$81,531	$130,037	$144,940	$179,878
Restricted cash	244,882	253,603	215,051	236,684
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$326,413	$383,640	$359,991	$416,562

Pursuant to the terms of the mortgage loans and Secured Term Loan (as defined in Note 6), we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our mortgage loans and Secured Term Loan are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that we are required to segregate. We are also required to hold letters of credit as required by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our condensed consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts, as of September 30, 2019 and December 31, 2018, are set forth in the table below. As of September 30, 2019 and December 31, 2018, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	September 30, 2019	December 31, 2018
Resident security deposits	$149,507	$150,346
Property taxes	59,619	26,163
Collections	24,438	26,677
Capital expenditures	5,627	5,269
Letters of credit	3,455	3,444
Special and other reserves	2,236	3,152
Total	$244,882	$215,051

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Other Assets
As of September 30, 2019 and December 31, 2018, the balances in other assets, net are as follows:

	September 30, 2019	December 31, 2018
Held for sale assets(1)	$350,456	$154,077
Investments in debt securities, net	326,829	366,599
Investment in unconsolidated joint venture	55,661	56,622
Rent and other receivables, net	28,752	33,117
Prepaid expenses	26,457	30,970
ROU lease assets — operating and finance, net	14,851	N/A
Corporate fixed assets, net	10,513	11,792
Amounts deposited and held by others	9,120	1,010
Deferred leasing costs, net	7,410	6,316
Deferred financing costs, net	3,357	5,134
Derivative instruments (Note 7)	3,078	75,405
Other	20,213	18,128
Total	$856,697	$759,170

(1)	As of September 30, 2019 and December 31, 2018, 1,400 and 738 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $326,829, net of unamortized discounts of $2,729, as of September 30, 2019. These investments in debt securities are classified as held to maturity investments. As of September 30, 2019 and December 31, 2018, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive income. As of September 30, 2019, our retained certificates are scheduled to mature over the next two months to eight years.
Investment in Unconsolidated Joint Venture
We own a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval of major decisions. As of September 30, 2019 and December 31, 2018, the joint venture owned 683 and 754 properties, respectively.
Rent and Other Receivables
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2019:

	September 30, 2019
	Operating Leases	Finance Leases
Other assets	$13,517	$1,334
Other liabilities	14,714	1,328
Weighted average remaining lease term	4.0 years	2.3 years
Weighted average discount rate	4.0%	4.0%
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheets. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of September 30, 2019 and December 31, 2018, the unamortized balances of these deferred financing costs are $3,357 and $5,134, respectively.
Investment in Equity Securities
We hold an investment in equity securities without a readily determinable fair value. We have elected to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment in the same issuer. As of September 30, 2019 and December 31, 2018, the carrying amount of our investment in equity securities was $16,650 and $10,170, respectively, and is included within other in the table above. During the three and nine months ended September 30, 2019, we recorded $6,480 of unrealized gains on our investment in equity securities which is included in other, net in the condensed consolidated statements of operations. No unrealized gains or losses were recorded during the three and nine months ended September 30, 2018.

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
The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2019 and December 31, 2018:

					Outstanding Principal Balance(4)
	Origination Date	Maturity Date(1)	Interest Rate(2)	Range of Spreads(3)	September 30, 2019	December 31, 2018
CSH 2016-2	N/A	June 7, 2019	—%	N/A	$—	$442,614
IH 2017-1(5)	April 28, 2017	June 9, 2027	4.23%	N/A	995,660	995,826
SWH 2017-1(6)	September 29, 2017	October 9, 2020	3.58%	102-347 bps	753,940	764,685
IH 2017-2(6)(7)	November 9, 2017	December 9, 2019	3.25%	91-231 bps	680,384	856,238
IH 2018-1(6)	February 8, 2018	March 9, 2020	3.13%	76-206 bps	803,151	911,827
IH 2018-2(6)	May 8, 2018	June 9, 2020	3.42%	95-230 bps	1,014,042	1,035,749
IH 2018-3(6)	June 28, 2018	July 9, 2020	3.45%	105-230 bps	1,275,237	1,296,959
IH 2018-4(6)	November 7, 2018	January 9, 2021	3.44%	115-225 bps	942,911	959,578
Total Securitizations					6,465,325	7,263,476
Less: deferred financing costs, net					(36,451)	(61,822)
Total					$6,428,874	$7,201,654

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to September 30, 2019. For all other mortgage loans, the maturity dates above reflect all extensions that have been exercised.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offered Rate (“LIBOR”), plus applicable servicing fees; as of September 30, 2019, LIBOR was 2.02%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(3)	Range of spreads is based on outstanding principal balances as of September 30, 2019.

(4)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(5)	Net of unamortized discount of $2,729 and $2,993 as of September 30, 2019 and December 31, 2018, respectively.

(6)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1 mortgage loan has exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(7)	On September 6, 2019, we submitted a notification to request an extension of the maturity of the IH 2017-2 mortgage loan from December 9, 2019 to December 9, 2020 upon approval.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each outstanding mortgage loan originally consisted of six floating rate components. The two year initial terms are individually subject to three to five, one year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2019 and December 31, 2018, a total of 37,209 and 41,644 homes, respectively, are pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued classes of certificates which mirror the components of the individual loans (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors and used the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
The Trusts are structured as pass-through entities that receive interest payments from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
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
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificate to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $326,829 and $366,599 as of September 30, 2019 and December 31, 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2019 and 2018, we made voluntary and mandatory prepayments of $798,415 and $3,416,296, respectively, under the terms of the mortgage loan agreements. During the nine months ended September 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the nine months ended September 30, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans.
Secured Term Loan
On June 7, 2019, 2019-1 IH Borrower LP, a consolidated subsidiary (“2019-1 IH Borrower” and one of our Borrower Entities), entered into a 12 year loan agreement with a life insurance company (the “Secured Term Loan”). The Secured Term Loan bears interest at a fixed rate of 3.59%, including applicable servicing fees, for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. The Secured Term Loan is secured by first priority mortgages on a portfolio of single-family rental properties as well as a first priority pledge of the equity interests of 2019-1 IH Borrower. We utilized the proceeds from the Secured Term Loan to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into the Secured Term Loan’s reserve accounts; (iii) transaction costs related to the closing of the Secured Term Loan; and (iv) general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2019 and December 31, 2018:

	Maturity Date	Interest Rate(1)	September 30, 2019	December 31, 2018
Secured Term Loan	June 9, 2031	3.59%	$403,464	$—
Deferred financing costs, net			(2,540)	—
Secured Term Loan, net			$400,924	$—

(1)
The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. Interest payments are made monthly.

Collateral
As of September 30, 2019, a total of 3,326 homes are included in the Secured Term Loan’s collateral pool. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. As of September 30, 2019, no such prepayments have been made.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2019 and December 31, 2018:

	Maturity Date	Interest Rate(1)	September 30, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	3.72%	$1,500,000	$1,500,000
Deferred financing costs, net			(6,975)	(9,140)
Term Loan Facility, net			$1,493,025	$1,490,860

Revolving Facility	February 6, 2021	3.77%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.02%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2019 and December 31, 2018:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2019	December 31, 2018
2019 Convertible Notes	—%	—%	N/A	July 1, 2019	N/A	$—	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.29 years	345,000	345,000
Total						345,000	574,993
Net unamortized fair value adjustment						(11,930)	(17,692)
Total						$333,070	$557,301

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes. For the 2019 Convertible Notes, the effective interest rate was 4.92%. This rate included the effect of the adjustment to the fair value of the debt as of the Merger Date and reduced the initial liability recorded to $223,185.

(2)
The conversion rate as of September 30, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of the Mergers. As of September 30, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. Due to the conversion, for the three months ended September 30, 2019, there was no interest expense for the 2019 Convertible Notes. For the three months ended September 30, 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2,776. For the nine months ended September 30, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5,586 and $8,279, respectively.
As of September 30, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (“the Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds their principal amount by $102,124 as of September 30, 2019 as the closing market price of our common stock of $29.61 per common share (actual $) exceeds the implicit conversion price. For the three months ended September 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,247 and $4,187, respectively. For the nine months ended September 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $12,681 and $12,503, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

General Terms
We may not redeem the 2022 Convertible Notes prior to their maturity date except to the extent necessary to preserve our status as a REIT for United States federal income tax purposes, as further described in the indenture. If we undergo a fundamental change as defined in the indenture, holders may require us to repurchase for cash all or any portion of their 2022 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2019:

Year	Mortgage Loans(1)	Secured Term Loan	Term Loan Facility	Revolving Facility	Convertible Senior Notes	Total
Remainder of 2019	$680,384	$—	$—	$—	$—	$680,384
2020	3,846,370	—	—	—	—	3,846,370
2021	942,911	—	—	—	—	942,911
2022	—	—	1,500,000	—	345,000	1,845,000
2023	—	—	—	—	—	—
Thereafter	995,660	403,464	—	—	—	1,399,124
Total	6,465,325	403,464	1,500,000	—	345,000	8,713,789
Less: deferred financing costs, net	(36,451)	(2,540)	(6,975)	—	—	(45,966)
Less: unamortized fair value adjustment	—	—	—	—	(11,930)	(11,930)
Total	$6,428,874	$400,924	$1,493,025	$—	$333,070	$8,655,893

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.
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
The table below summarizes our interest rate swap instruments as of September 30, 2019:

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

During the three and nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $34,007 will be reclassified to earnings as a decrease in interest expense.

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
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2019	December 31, 2018	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$3,077	$74,929	Other liabilities	$351,810	$90,527

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1	476	Other liabilities	1	440
Total		$3,078	$75,405		$351,811	$90,967

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2019 and December 31, 2018:

	September 30, 2019
				Gross Amounts Not Offset in the Condensed Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Condensed Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Condensed Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$3,078	$—	$3,078	$(1,436)	$—	$1,642
Offsetting liabilities:
Derivatives	$351,811	$—	$351,811	$(1,436)	$—	$350,375

	December 31, 2018
				Gross Amounts Not Offset in the Condensed Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Condensed Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Condensed Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,405	$—	$75,405	$(30,374)	$—	$45,031
Offsetting liabilities:
Derivatives	$90,967	$—	$90,967	$(30,374)	$—	$60,593

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(71,729)	$39,488	Interest expense	$4,272	$5,982	$89,067	$97,564

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended September 30,
		2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(64)	$(10)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Net Income (Loss)	Amount of Gain Reclassified from Accumulated OCI into Net Income (Loss)		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018		2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(308,196)	$115,214	Interest expense	$23,026	$9,307	$278,756	$287,089

	Location of Loss Recognized in Net Income (Loss) on Derivative	Amount of Loss Recognized in Net Income (Loss) on Derivative
		For the Nine Months Ended September 30,
		2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(98)	$(355)

Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of September 30, 2019, the fair value of certain derivatives in a net liability position was $350,375. If we had breached any of these provisions at September 30, 2019, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $369,491.
As of December 31, 2018, we had not posted any collateral for our interest rate swap agreements as the conditions specified in the derivative agreements that require such funding did not exist. As of September 30, 2019, none of our derivative agreements contain provisions that require us to post collateral deposits.
Note 8—Equity
Stockholders’ Equity
As of September 30, 2019, we have issued 538,356,606 shares of common stock to the public, the pre-IPO owners, and in settlement of restricted stock units (“RSUs,” see Note 10). In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity.
During the nine months ended September 30, 2019, we issued 17,708,629 shares of common stock. As of September 30, 2019, 5,463,285 outstanding OP Units are redeemable.

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
The following table summarizes our dividends declared from January 1, 2018 through September 30, 2019:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q3-2019	August 15, 2019	$0.13	August 30, 2019	$70,465
Q2-2019	May 15, 2019	0.13	May 31, 2019	68,334
Q1-2019	February 13, 2019	0.13	February 28, 2019	67,965
Q4-2018	November 14, 2018	0.11	November 30, 2018	57,518
Q3-2018	August 16, 2018	0.11	August 31, 2018	57,563
Q2-2018	May 15, 2018	0.11	May 31, 2018	57,559
Q1-2018	February 13, 2018	0.11	February 28, 2018	57,432

At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the three months ended September 30, 2019, we sold 671,020 shares of our common stock under our ATM Equity Program, generating net proceeds of approximately $17,737 after giving effect to Agent commissions and other costs totaling $1,068. As of September 30, 2019, $781,195 remains available for future offerings under the ATM Equity Program.
Note 9—Related Party Transactions
Management Services
One of our consolidated subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three months ended September 30, 2019 and 2018, we earned $696 and $703, respectively, and for the nine months ended September 30, 2019 and 2018, we earned $2,145 and $2,102, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations.
Note 10—Share-Based Compensation
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares. Our share-based awards consist of time-vesting RSUs, performance and market based vesting RSUs (“PRSUs”), and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per common share (“EPS”) purposes, and PRSUs and Outperformance Awards are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2019, refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2019.
Annual Long Term Incentive Plan (“LTIP”):

•
Annual LTIP Awards Granted: During the nine months ended September 30, 2019, we granted 533,546 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the nine months ended September 30, 2019 vest in three equal annual installments based on an anniversary date of March 1, 2019. The PRSUs granted during the nine months ended September 30, 2019 may be earned based on the achievement of certain measures over a three year performance period that ends December 31, 2021. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).

All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
PRSU Results: During the nine months ended September 30, 2019, the Compensation Committee certified performance achievement with respect to Tranche 2 of our 2017 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 23,392 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 52,896 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled below.

Director Awards
During the nine months ended September 30, 2019, we granted 53,704 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2020 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved one-time equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “Outperformance Awards”). The Outperformance Awards may be earned based on the achievement of rigorous absolute total shareholder return and relative total shareholder return thresholds over a three year performance period ending on March 31, 2022. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative total shareholder return components will be separately calculated, and the number of earned Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on March 31, 2022 and 25% on each of the first and second anniversaries of such date, subject to continued employment. The current aggregate $11,400 grant-date fair value of the Outperformance Awards still outstanding was determined based on Monte-Carlo option pricing models which estimate the probability of the vesting conditions being satisfied.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the nine months ended September 30, 2019:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2018	1,595,644	$21.63	888,733	$22.09	2,484,377	$21.79
Granted	241,223	23.41	369,419	24.27	610,642	23.93
Vested(2)	(1,076,025)	(21.46)	(83,938)	(21.21)	(1,159,963)	(21.45)
Forfeited / canceled	(75,295)	(22.02)	(247,430)	(21.75)	(322,725)	(21.81)
Balance, September 30, 2019	685,547	$22.47	926,784	$23.13	1,612,331	$22.85

(1)	Total share-based awards excludes Outperformance Awards.

(2)
All vested share-based awards are included in basic EPS for the periods after each award’s vest date. During the nine months ended September 30, 2019, 1,076,025 time-vesting RSUs and 83,938 PRSUs with an estimated fair value of $30,522 fully vested. During the nine months ended September 30, 2019, vested awards include the acceleration of 295,459 RSUs pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for LTIP PRSUs and Outperformance Awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for awards with market based vesting conditions granted during the nine months ended September 30, 2019:

	For the Nine Months Ended September 30, 2019
Expected volatility(1)	17.2%	—	17.4%
Risk-free rate	2.25%	—	2.42%
Expected holding period	2.84	—	2.92 years

(1)	Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.

Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2019 and 2018, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative	$3,818	$4,901	$11,533	$19,229
Property management expense	807	1,167	2,314	4,353
Total	$4,625	$6,068	$13,847	$23,582

As of September 30, 2019, there is $25,845 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.31 years.

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
The following table displays the carrying values and fair values of financial instruments as of September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$326,829	$329,473	$366,599	$365,196

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$6,465,325	$6,517,616	$7,263,476	$7,235,685
Secured Term Loan(3)	Level 3	403,464	424,089	—	—
Term Loan Facility(4)	Level 3	1,500,000	1,501,279	1,500,000	1,500,773
Convertible Senior Notes(5)	Level 3	333,070	341,194	557,301	544,249

(1)	The carrying values of investments in debt securities are shown net of discount.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $36,451 and $61,822 of deferred financing costs as of September 30, 2019 and December 31, 2018, respectively.

(3)	The carrying value of the Secured Term Loan excludes $2,540 of deferred financing costs as of September 30, 2019.

(4)	The carrying value of the Term Loan Facility excludes $6,975 and $9,140 of deferred financing costs as of September 30, 2019 and December 31, 2018, respectively.

(5)	The carrying values of the Convertible Senior Notes include unamortized discounts of $11,930 and $17,692 as of September 30, 2019 and December 31, 2018, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$885	$894	$8,438	$1,658
Total impairments	(254)	(186)	(2,072)	(362)
Fair value	$631	$708	$6,366	$1,296

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$18,723	$7,318	$49,837	$19,726
Total impairments	(3,706)	(1,110)	(9,217)	(3,208)
Fair value	$15,017	$6,208	$40,620	$16,518

For additional information related to our single-family residential properties as of September 30, 2019 and December 31, 2018, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) available to common stockholders — basic and diluted	$33,616	$824	$93,165	$(30,822)

Denominator:
Weighted average common shares outstanding — basic	537,771,245	520,620,519	528,209,033	520,267,029
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	873,643	1,140,557	951,320	—
Weighted average common shares outstanding — diluted	538,644,888	521,761,076	529,160,353	520,267,029

Net income (loss) per common share — basic	$0.06	$—	$0.18	$(0.06)
Net income (loss) per common share — diluted	$0.06	$—	$0.18	$(0.06)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended September 30, 2019, there were no incremental shares attributed to non-vested share-based awards. For the nine months ended September 30, 2019, 376 incremental shares attributed to non-vested share-based awards are excluded from the denominator as their inclusion would have been anti-dilutive. For the three months ended September 30, 2018, 140,301 incremental shares attributed to non-vested share-based awards are excluded from the denominator as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2018, 1,170,889 incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS because we had a net loss for the period.
For the three and nine months ended September 30, 2019 and 2018, the vested OP Units have been excluded from the computation of EPS because all income (loss) attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders.
For the nine months ended September 30, 2019, using the “if-converted” method, 8,323,258 potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion are excluded from the computation of diluted EPS as they are anti-dilutive. For the three and nine months ended September 30, 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS. Additionally, no adjustment to the numerator is required for interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash and as a result, the Convertible Senior Notes did not impact diluted EPS during that period. See Note 6 for further discussion about the Convertible Senior Notes.
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
As of September 30, 2019 and December 31, 2018, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $576 of current income tax expense and $591 of current income tax benefit for the three months ended September 30, 2019 and 2018, respectively, and $2,181 and $258 of current income tax expense for the nine months ended September 30, 2019 and 2018, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 14—Commitments and Contingencies
Leasing Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of September 30, 2019, for the periods below:

	Operating Leases	Finance Leases
Remainder of 2019	$1,147	$176
2020	4,552	621
2021	4,169	543
2022	2,713	41
2023	1,565	—
Thereafter	1,835	—
Total lease payments	15,981	1,381
Less: imputed interest	(1,267)	(53)
Total lease liability	$14,714	$1,328

As of September 30, 2019, approximately $9,600 of finance leases for fleet vehicles with a lease term of 50 months have been entered into and are anticipated to commence during the next six months.
The components of lease expense for the three and nine months ended September 30, 2019 are as follows:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating lease cost:
Fixed lease cost	$1,140	$3,037
Variable lease cost	323	1,022
Total operating lease cost	$1,463	$4,059

Future minimum rental revenues under leases existing on our single-family residential properties as of September 30, 2019 are as follows:

Lease Payments to be Received
Remainder of 2019	$378,124
2020	690,719
2021	92,627
2022	—
2023	—
Thereafter	—
Total	$1,161,470

Insurance Policies
Pursuant to the terms of our Credit Facility and the mortgage loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2019, there are no material contingent liabilities related to uninsured losses with respect to our properties.

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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2019, and determined no events have occurred that would require recognition or disclosure.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With more than 80,000 homes for lease in 17 markets across the country as of September 30, 2019, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2019 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	8,116	94.5%	$2,436	$1.44	13.4%
Northern California	4,422	94.6%	2,112	1.37	6.5%
Seattle	3,477	93.4%	2,216	1.16	5.3%
Phoenix	7,650	94.5%	1,376	0.85	7.4%
Las Vegas	2,963	94.4%	1,616	0.81	3.4%
Denver	2,291	89.6%	2,009	1.12	3.1%
Western United States Subtotal	28,919	94.0%	1,962	1.14	39.1%

Florida:
South Florida	8,669	93.1%	2,196	1.18	12.8%
Tampa	8,172	94.0%	1,676	0.90	9.5%
Orlando	5,997	93.9%	1,667	0.90	6.8%
Jacksonville	1,869	95.5%	1,681	0.85	2.2%
Florida Subtotal	24,707	93.8%	1,856	0.99	31.3%

Southeast United States:
Atlanta	12,474	94.4%	1,515	0.74	12.9%
Carolinas	4,686	94.7%	1,591	0.74	5.1%
Nashville	797	95.8%	1,879	0.88	1.1%
Southeast United States Subtotal	17,957	94.5%	1,552	0.74	19.1%

Texas:
Houston	2,266	91.7%	1,564	0.80	2.4%
Dallas	2,270	92.1%	1,795	0.85	2.7%
Texas Subtotal	4,536	91.9%	1,678	0.83	5.1%

Midwest United States:
Chicago	2,962	91.0%	1,988	1.22	3.9%
Minneapolis	1,151	96.3%	1,892	0.96	1.5%
Midwest United States Subtotal	4,113	92.4%	1,961	1.14	5.4%

Total / Average	80,232	93.8%	$1,821	$0.98	100.0%
Same Store Total / Average	72,001	95.9%	$1,825	$0.98	91.8%

(1)	As of September 30, 2019.

(2)	Represents average occupancy for the three months ended September 30, 2019.

(3)	Represents average monthly rent for the three months ended September 30, 2019.

(4)	Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2019.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 70.4% of our rental revenues and other property income during the three months ended September 30, 2019. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth, strong household formation rates, and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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
Other, net
Other, net includes interest income, third party management fee income, equity in earnings from an unconsolidated joint venture, unrealized gains from an investment in equity securities, and other miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.

Results of Operations
Portfolio Information
As of September 30, 2019 and 2018, we owned 80,232 and 82,260 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2019 and 2018, we acquired 578 and 249 homes, respectively, and sold 668 and 413 homes, respectively. During the three months ended September 30, 2019 and 2018, we owned an average of 80,267 and 82,436 single-family rental homes, respectively. During the nine months ended September 30, 2019 and 2018, we acquired 1,526 and 702 homes, respectively, and sold 2,101 and 1,012 homes, respectively. During the nine months ended September 30, 2019 and 2018, we owned an average of 80,461 and 82,481 single-family rental homes, respectively.
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
As of September 30, 2019, our Same Store portfolio consisted of 72,001 single-family rental homes.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Rental revenues and other property income	$443,326	$434,251	$9,075	2.1%

Expenses:
Property operating and maintenance	175,491	170,021	5,470	3.2%
Property management expense	15,872	16,692	(820)	(4.9)%
General and administrative	16,405	21,152	(4,747)	(22.4)%
Interest expense	89,067	97,564	(8,497)	(8.7)%
Depreciation and amortization	133,315	139,371	(6,056)	(4.3)%
Impairment and other	4,740	3,252	1,488	45.8%
Total expenses	434,890	448,052	(13,162)	(2.9)%

Other, net	4,735	3,330	1,405	42.2%
Gain on sale of property, net of tax	20,812	11,512	9,300	80.8%

Net income	$33,983	$1,041	$32,942	3,164.5%
Rental Revenues and Other Property Income
For the three months ended September 30, 2019 and 2018, total portfolio rental revenues and other property income totaled $443.3 million and $434.3 million, respectively, an increase of 2.1%, driven by an increase in average monthly rent per occupied home and an increase in utilities reimbursements, partially offset by a 2,169 home decrease between periods in the average number of homes owned.
Average occupancy for the three months ended September 30, 2019 and 2018 for the total portfolio was 93.8% and 94.3%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended September 30, 2019 and 2018 was $1,821 and $1,745, respectively, a 4.4% increase. For our Same Store portfolio, average occupancy was 95.9% and 95.5% for the three months ended September 30, 2019 and 2018, respectively, and average monthly rent per occupied home for the three months ended September 30, 2019 and 2018 was $1,825 and $1,754, respectively, a 4.0% increase.

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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.7% and 4.8% for the three months ended September 30, 2019 and 2018, respectively, and new lease net effective rental rate growth for the total portfolio averaged 4.4% and 3.3% for the three months ended September 30, 2019 and 2018, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.7% and 4.8% for the three months ended September 30, 2019 and 2018, respectively, and new lease net effective rental rate growth averaged 4.3% and 3.4% for the three months ended September 30, 2019 and 2018, respectively.
The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2019 and 2018 was 36.0% and 37.6%, respectively. For the Same Store portfolio, an average home remained unoccupied for 40 and 41 days between residents for the three months ended September 30, 2019 and 2018, respectively.
Utilities reimbursements increased as more utilities remained in our name compared to prior year. Additionally, the terms of new leases require residents to reimburse us for those costs. This increase was partially offset by a decrease in the average number of homes owned during the 2019 period.
Expenses
For the three months ended September 30, 2019 and 2018, total expenses were $434.9 million and $448.1 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense increased to $175.5 million for the three months ended September 30, 2019 from $170.0 million for the three months ended September 30, 2018, driven by increases related to utilities, repairs and maintenance, property taxes, and HOA assessments. These costs were partially offset by savings created by continued process improvements, lower turnover, property-level synergies from the Mergers, and a decrease in average home count.
Property management expense and general and administrative expense decreased to $32.3 million for the three months ended September 30, 2019 from $37.8 million for the three months ended September 30, 2018, primarily due to decreases in share-based compensation expense of $1.4 million and merger and transaction-related expenses of $3.3 million.
Interest expense was $89.1 million and $97.6 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in interest expense was primarily due to various prepayments on, and refinancings of, the mortgage loans and settlement of the 2019 Convertible Notes, which resulted in a decrease in the average debt balance outstanding during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease was partially offset by an increase in the average one month London Interbank Offered Rate (“LIBOR”) rate of 7 bps from 2.11% during the three months ended September 30, 2018 to 2.18% during the three months ended September 30, 2019.
Depreciation and amortization expense decreased to $133.3 million for the three months ended September 30, 2019 from $139.4 million for the three months ended September 30, 2018, primarily due to $4.6 million of amortization of in-place leases during the three months ended September 30, 2018 that were fully amortized during 2018. Additionally, the average number of homes owned during the three months ended September 30, 2019 decreased as compared to the three months ended September 30, 2018.
Impairment and other expenses were $4.7 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019, impairment and other expenses were primarily comprised of impairment losses of $4.0 million on our single-family residential properties and casualty losses of $0.7 million. During the three months ended September 30, 2018, impairment and other expenses were primarily comprised of impairment losses of $1.3 million on our single-family residential properties and casualty losses of $2.0 million.

Other, net
Other, net increased to $4.7 million for the three months ended September 30, 2019 from $3.3 million for the three months ended September 30, 2018, due to changes in the components of our miscellaneous income and expenses between periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $20.8 million and $11.5 million for the three months ended September 30, 2019 and 2018, respectively. The primary driver of the difference was an increase in the number of homes sold during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, the number of homes sold was 668 and 413, respectively.
Results of Operations
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Rental revenues and other property income	$1,320,408	$1,290,346	$30,062	2.3%

Expenses:
Property operating and maintenance	502,411	496,211	6,200	1.2%
Property management expense	47,053	48,204	(1,151)	(2.4)%
General and administrative	58,899	73,424	(14,525)	(19.8)%
Interest expense	278,756	287,089	(8,333)	(2.9)%
Depreciation and amortization	399,955	430,321	(30,366)	(7.1)%
Impairment and other	11,803	13,476	(1,673)	(12.4)%
Total expenses	1,298,877	1,348,725	(49,848)	(3.7)%

Other, net	8,470	6,697	1,773	26.5%
Gain on sale of property, net of tax	64,556	20,955	43,601	208.1%

Net income (loss)	$94,557	$(30,727)	$125,284	407.7%
Rental Revenues and Other Property Income
For the nine months ended September 30, 2019 and 2018, total portfolio rental revenues and other property income totaled $1,320.4 million and $1,290.3 million, respectively, an increase of 2.3%, driven by an increase in average monthly rent per occupied home and an increase in utilities reimbursements, partially offset by a 2,020 home decrease between periods in the average number of homes owned.
Average occupancy for the nine months ended September 30, 2019 and 2018 for the total portfolio was 94.4% and 94.6%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2019 and 2018 was $1,801 and $1,725, respectively, a 4.4% increase. For our Same Store portfolio, average occupancy was 96.3% and 95.8% for the nine months ended September 30, 2019 and 2018, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2019 and 2018 was $1,804 and $1,733, respectively, a 4.1% increase.

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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.1% and 4.8% for the nine months ended September 30, 2019 and 2018, respectively, and new lease net effective rental rate growth for the total portfolio averaged 4.5% and 3.6% for the nine months ended September 30, 2019 and 2018, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.1% and 4.8% for the nine months ended September 30, 2019 and 2018, respectively, and new lease net effective rental rate growth averaged 4.4% and 3.6% for the nine months ended September 30, 2019 and 2018, respectively.
The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2019 and 2018 was 31.6% and 35.4%, respectively. For the Same Store portfolio, an average home remained unoccupied for 45 days between residents for each of the nine months ended September 30, 2019 and 2018.
Utilities reimbursements increased as more utilities remained in our name compared to prior year. Additionally, the terms of new leases require residents to reimburse us for those costs. This increase was partially offset by a decrease in the average number of homes owned during the 2019 period.
Expenses
For the nine months ended September 30, 2019 and 2018, total expenses were $1,298.9 million and $1,348.7 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense increased to $502.4 million for the nine months ended September 30, 2019 from $496.2 million for the nine months ended September 30, 2018, driven by increases related to utilities, property taxes, HOA assessments, and insurance premiums, partially offset by decreases in controllable expenses created by continued process improvements, lower turnover, and property-level synergies from the Mergers, and a decrease in average home count.
Property management expense and general and administrative expense decreased to $106.0 million for the nine months ended September 30, 2019 from $121.6 million for the nine months ended September 30, 2018, primarily due to decreases in share-based compensation expense of $9.7 million and a decrease in merger and transaction-related expenses of $7.6 million.
Interest expense was $278.8 million and $287.1 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, partially offset by an increase in the average one month LIBOR rate of 46 bps from 1.91% during the nine months ended September 30, 2018 to 2.37% during the nine months ended September 30, 2019.
Depreciation and amortization expense decreased to $400.0 million for the nine months ended September 30, 2019 from $430.3 million for the nine months ended September 30, 2018, primarily due to $37.5 million of amortization of in-place leases during the nine months ended September 30, 2018 that were fully amortized during 2018. Additionally, the average number of homes owned during the nine months ended September 30, 2019 decreased as compared to the nine months ended September 30, 2018.
Impairment and other expenses were $11.8 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, impairment and other expenses were comprised of impairment losses of $11.3 million on our single-family residential properties and casualty losses of $0.5 million. During the nine months ended September 30, 2018, impairment and other expenses were comprised of impairment losses of $3.6 million on our single-family residential properties and casualty losses of $9.9 million, including losses and damages related to Hurricanes Irma and Harvey of $5.4 million.
Other, net
Other, net increased to $8.5 million for the nine months ended September 30, 2019 from $6.7 million for the nine months ended September 30, 2018, due to changes in the components of our miscellaneous income and expenses between periods.

Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $64.6 million and $21.0 million for the nine months ended September 30, 2019 and 2018, respectively. The primary drivers of the difference were an increase in the number of homes sold and an increase in the average gain per home during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the number of homes sold was 2,101 and 1,012, respectively.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2019 and December 31, 2018 includes unrestricted cash and cash equivalents of $81.5 million and $144.9 million, respectively, a 43.7% decrease. We use excess cash flows for the repayment of outstanding indebtedness and strive to minimize the level of cash held for working capital requirements. Additionally, our $1,000.0 million revolving credit facility (the “Revolving Facility”) remains undrawn as of September 30, 2019.
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800.0 million of our common stock through the Agents (the “ATM Equity Program”). The ATM Equity Program was established in order to use the net proceeds from sales under the program for general corporate purposes, which may include, without limitation, working capital, repayment of indebtedness, acquisitions and renovations of single-family properties, and for related activities in accordance with our business strategy. During the three months ended September 30, 2019, we sold 671,020 shares of our common stock under our ATM Equity Program, generating net proceeds of approximately $17.7 million after giving effect to Agent commissions and other costs totaling $1.1 million. As of September 30, 2019, $781.2 million remains available for future offerings under the ATM Equity Program.
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
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which had an undrawn balance of $1,000.0 million as of September 30, 2019.
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

The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2019 and December 31, 2018:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	September 30, 2019	December 31, 2018
CSH 2016-2	June 7, 2019	N/A	—%	N/A	$—	$442,614
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	995,660	995,826
SWH 2017-1(7)	October 9, 2020	January 9, 2023	3.58%	102-347 bps	753,940	764,685
IH 2017-2(7)(8)	December 9, 2019	December 9, 2024	3.25%	91-231 bps	680,384	856,238
IH 2018-1(7)	March 9, 2020	March 9, 2025	3.13%	76-206 bps	803,151	911,827
IH 2018-2(7)	June 9, 2020	June 9, 2025	3.42%	95-230 bps	1,014,042	1,035,749
IH 2018-3(7)	July 9, 2020	July 9, 2025	3.45%	105-230 bps	1,275,237	1,296,959
IH 2018-4(7)	January 9, 2021	January 9, 2026	3.44%	115-225 bps	942,911	959,578
Total Securitizations					6,465,325	7,263,476
Less: deferred financing costs, net					(36,451)	(61,822)
Total					$6,428,874	$7,201,654

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to September 30, 2019. For all other mortgage loans, the maturity dates above reflect all extensions that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of September 30, 2019, LIBOR was 2.02%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Range of spreads is based on outstanding principal balances as of September 30, 2019.

(5)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(6)	Net of unamortized discount of $2.7 million and $3.0 million as of September 30, 2019 and December 31, 2018, respectively.

(7)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1 mortgage loan has exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(8)	On September 6, 2019, we submitted a notification to request an extension of the maturity of the IH 2017-2 mortgage loan from December 9, 2019 to December 9, 2020 upon approval.
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each outstanding mortgage loan originally consisted of six floating rate components. The two year initial terms are individually subject to three to five, one year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.

Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2019 and December 31, 2018, a total of 37,209 and 41,644 homes, respectively, are pledged pursuant to the mortgage loans. We are obligated to make monthly payments of interest for each mortgage loan.
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
As consideration for the transfer of each loan to the Trusts, the Trusts issued classes of certificates which mirror the components of the individual loans (collectively, the “Certificates”) to the Depositor Entities, except that Class R certificates do not have related loan components as they represent residual interests in the Trusts. The Certificates represent the entire beneficial interest in the Trusts. Following receipt of the Certificates, the Depositor Entities sold the Certificates to investors and used the proceeds as consideration for the loans sold to the Depositor Entities by the lenders. These transactions had no effect on our condensed consolidated financial statements other than with respect to Certificates we retained in connection with Securitizations or purchased at a later date.
The Trusts are structured as pass-through entities that receive interest payments from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct the activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
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
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificate to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $326.8 million and $366.6 million as of September 30, 2019 and December 31, 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.

Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2019 and 2018, we made voluntary and mandatory prepayments of $798.4 million and $3,416.3 million, respectively, under the terms of the mortgage loan agreements. During the nine months ended September 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the nine months ended September 30, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans.
Secured Term Loan
On June 7, 2019, 2019-1 IH Borrower LP, a consolidated subsidiary (“2019-1 IH Borrower” and one of our Borrower Entities), entered into a 12 year loan agreement with a life insurance company (the “Secured Term Loan”). The Secured Term Loan bears interest at a fixed rate of 3.59%, including applicable servicing fees, for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. The Secured Term Loan is secured by first priority mortgages on a portfolio of single-family rental properties as well as a first priority pledge of the equity interests of 2019-1 IH Borrower. We utilized the proceeds from the Secured Term Loan to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into the Secured Term Loan’s reserve accounts; (iii) transaction costs related to the closing of the Secured Term Loan; and (iv) general corporate purposes.

The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2019 and December 31, 2018:

($ in thousands)	Maturity Date	Interest Rate(1)	September 30, 2019	December 31, 2018
Secured Term Loan	June 9, 2031	3.59%	$403,464	$—
Deferred financing costs, net			(2,540)	—
Secured Term Loan, net			$400,924	$—

(1)
The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR (subject to certain adjustments as outlined in the loan agreement) for the twelfth year. Interest payments are made monthly.

Collateral
As of September 30, 2019, a total of 3,326 homes are included in the Secured Term Loan’s collateral pool. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. As of September 30, 2019, no such prepayments have been made.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2019 and December 31, 2018:

($ in thousands)	Maturity Date	Interest Rate(1)	September 30, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	3.72%	$1,500,000	$1,500,000
Deferred financing costs, net			(6,975)	(9,140)
Term Loan Facility, net			$1,493,025	$1,490,860

Revolving Facility	February 6, 2021	3.77%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 2.02%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2019, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2019 and December 31, 2018:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2019	December 31, 2018
2019 Convertible Notes	—%	—%	N/A	July 1, 2019	N/A	$—	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.29 years	345,000	345,000
Total						345,000	574,993
Net unamortized fair value adjustment						(11,930)	(17,692)
Total						$333,070	$557,301

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes. For the 2019 Convertible Notes, the effective interest rate was 4.92%. This rate included the effect of the adjustment to the fair value of the debt as of the Merger Date and reduced the initial liability recorded to $223.2 million.

(2)
The conversion rate as of September 30, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of the Mergers. As of September 30, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. Due to the conversion, for the three months ended September 30, 2019, there was no interest expense for the 2019 Convertible Notes. For the three months ended September 30, 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2.8 million. For the nine months ended September 30, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5.6 million and $8.3 million, respectively.

As of September 30, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (“the Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds their principal amount by $102.1 million as of September 30, 2019 as the closing market price of our common stock of $29.61 per common share (actual $) exceeds the implicit conversion price. For the three months ended September 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.2 million and $4.2 million, respectively. For the nine months ended September 30, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $12.7 million and $12.5 million, respectively.
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

The table below summarizes our interest rate swap instruments as of September 30, 2019 ($ in thousands):

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

During the three and nine months ended September 30, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $34.0 million will be reclassified to earnings as a decrease in interest expense.
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

Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we, our equity investors, our and their respective affiliates, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our condensed consolidated balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
($ in thousands)	2019	2018	$ Change	% Change
Net cash provided by operating activities	$590,848	$513,081	$77,767	15.2%
Net cash used in investing activities	(26,571)	(141,034)	114,463	81.2%
Net cash used in financing activities	(597,855)	(404,969)	(192,886)	(47.6)%
Change in cash, cash equivalents, and restricted cash	$(33,578)	$(32,922)	$(656)	(2.0)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $590.8 million and $513.1 million for the nine months ended September 30, 2019 and 2018 , respectively, an increase of 15.2%. The increase in cash provided by operating activities was driven by improved operational profitability and an increase in net working capital created by changes in operating assets and liabilities.

Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and purchases of investments in debt securities and the receipt of repayment proceeds from investments in debt securities. Net cash used in investing activities was $26.6 million and $141.0 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $114.5 million. The decrease in net cash used in investing activities primarily resulted from the combined effect of the following: (1) an increase in proceeds from the sale of homes during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018; (2) an increase in net cash flows from our investments in debt securities from period to period; and (3) an increase in cash used for the acquisition of homes during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. More specifically, proceeds from sales of homes increased $291.5 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 due to a significant increase in the number of homes sold from 1,012 to 2,101, respectively, and an increase in the average proceeds per home sold. Net cash flows from our purchases of/receipt of repayment proceeds from investments in debt securities increased by $54.1 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to entering into our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans during the nine months ended September 30, 2018, offset by the refinancing of our CSH 2016-2 mortgage loan during the nine months ended September 30, 2019. Acquisition spend increased $220.7 million due to a significant increase in the number of homes acquired from 702 homes during the nine months ended September 30, 2018 to 1,526 homes during the nine months ended September 30, 2019.
Financing Activities
Net cash used in financing activities was $597.9 million and $405.0 million for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019, proceeds from our Secured Term Loan of $403.5 million, along with proceeds from home sales and operating cash flows were used (1) to repay $798.4 million of our mortgage loans, including full repayment of CSH 2016-2, partial repayments of IH 2017-2 and IH 2018-1, and (2) to fund $206.8 million of dividend and distribution payments. For the nine months ended September 30, 2018, proceeds from our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans of $3,274.2 million, along with proceeds from home sales and operating cash flows, were used (1) to repay $3,416.3 million of our mortgage loans, including full repayment of the CAH 2014-1, CAH 2014-2, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans, (2) to repay $35.0 million, net, of Revolving Facility borrowings, (3) to fund $42.5 million of deferred financing costs associated with the IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans, and (4) to fund $172.6 million of dividend and distribution payments.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our contractual obligations as of September 30, 2019, consist of the following:

($ in thousands)	Total	2019(1)	2020-2021	2022-2023	Thereafter
Mortgage loans, net(2)(3)	$7,801,984	$57,981	$460,696	$1,187,337	$6,095,970
Secured Term Loan	572,807	3,648	28,991	28,951	511,217
Term Loan Facility, net(2)	1,633,300	14,260	113,305	1,505,735	—
Revolving Facility(2)(3)(4)	8,361	894	7,107	360	—
2022 Convertible Notes(5)	375,188	—	24,150	351,038	—
Derivative instruments(6)	201,982	2,988	60,442	82,020	56,532
Purchase commitments(7)	65,564	65,564	—	—	—
Operating leases	15,981	1,147	8,721	4,278	1,835
Finance leases(8)	10,973	560	5,768	4,645	—
Total	$10,686,140	$147,042	$709,180	$3,164,364	$6,665,554

(1)	Includes estimated payments for the remaining three months of 2019.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of September 30, 2019 at rates in effect as of such date; as of September 30, 2019, LIBOR was 2.02%.

(3)
Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(4)	Includes the related unused commitment fee.

(5)	Represents the principal amount of the 2022 Convertible Notes and interest obligation which is calculated using the coupon rate of the 2022 Convertible Notes.

(6)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of September 30, 2019, or 2.02%.

(7)	Represents commitments to acquire 233 single-family rental homes as of September 30, 2019.

(8)	Includes approximately $9.6 million of finance leases for fleet vehicles which have been entered into and are anticipated to commence during the next six months.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale; and (ii) derivative financial instruments. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2019.
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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss) available to common stockholders	$33,616	$824	$93,165	$(30,822)
Net income available to participating securities	91	196	306	627
Non-controlling interests	276	21	1,086	(532)
Interest expense	89,067	97,564	278,756	287,089
Depreciation and amortization	133,315	139,371	399,955	430,321
EBITDA	256,365	237,976	773,268	686,683
Gain on sale of property, net of tax	(20,812)	(11,512)	(64,556)	(20,955)
Impairment on depreciated real estate investments	3,960	1,296	11,289	3,570
EBITDAre	239,513	227,760	720,001	669,298
Share-based compensation expense(1)	4,625	6,068	13,847	23,582
Merger and transaction-related expenses(2)	—	3,339	4,347	11,942
Severance	881	1,952	8,225	6,292
Casualty losses, net(3)	780	1,956	514	9,906
Other, net(4)	(4,735)	(3,330)	(8,470)	(6,697)
Adjusted EBITDAre	$241,064	$237,745	$738,464	$714,323

(1)
For the three months ended September 30, 2019 and 2018, $807 and $1,167 was recorded in property management expense, respectively, and $3,818 and $4,901 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2019 and 2018, $2,314 and $4,353 was recorded in property management expense, respectively, and $11,533 and $19,229 was recorded in general and administrative expense, respectively.

(2)	Includes merger and transaction-related expenses included within general and administrative.

(3)	Includes $0 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and nine months ended September 30, 2018, respectively.

(4)	Includes interest income, unrealized gains from an investment in equity securities, and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs, and marketing expense). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; and interest income and other miscellaneous income and expenses.

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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss) available to common stockholders	$33,616	$824	$93,165	$(30,822)
Net income available to participating securities	91	196	306	627
Non-controlling interests	276	21	1,086	(532)
Interest expense	89,067	97,564	278,756	287,089
Depreciation and amortization	133,315	139,371	399,955	430,321
Property management expense(1)	15,872	16,692	47,053	48,204
General and administrative(2)	16,405	21,152	58,899	73,424
Impairment and other(3)	4,740	3,252	11,803	13,476
Gain on sale of property, net of tax	(20,812)	(11,512)	(64,556)	(20,955)
Other, net(4)	(4,735)	(3,330)	(8,470)	(6,697)
NOI (total portfolio)	267,835	264,230	817,997	794,135
Non-Same Store NOI	(20,087)	(27,099)	(60,634)	(80,315)
NOI (Same Store portfolio)(5)	$247,748	$237,131	$757,363	$713,820

(1)
Includes $807 and $1,167 of share-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. Includes $2,314 and $4,353 of share-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Includes $3,818 and $4,901 of share-based compensation expense for the three months ended September 30, 2019 and 2018, respectively. Includes $11,533 and $19,229 of share-based compensation expense for the nine months ended September 30, 2019 and 2018, respectively.

(3)	Includes $0 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and nine months ended September 30, 2018, respectively.

(4)	Includes interest income, unrealized gains from an investment in equity securities, and other miscellaneous income and expenses.

(5)	The Same Store portfolio totaled 72,001 homes for the three and nine months ended September 30, 2019 and 2018.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense for derivatives; share-based compensation expense; offering related expenses; merger and transaction-related expenses; severance expense; and casualty losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2019	2018	2019	2018
Net income (loss) available to common stockholders	$33,616	$824	$93,165	$(30,822)
Add (deduct) adjustments from net income (loss) to derive FFO:
Net income available to participating securities	91	196	306	627
Non-controlling interests	276	21	1,086	(532)
Depreciation and amortization on real estate assets	132,266	132,168	396,568	420,223
Impairment on depreciated real estate investments	3,960	1,296	11,289	3,570
Net gain on sale of previously depreciated investments in real estate	(20,812)	(11,512)	(64,556)	(20,955)
FFO	149,397	122,993	437,858	372,111
Noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense from derivatives	10,385	13,401	37,422	33,439
Share-based compensation expense(1)	4,625	6,068	13,847	23,582
Offering related expenses(2)	129	—	2,148	—
Merger and transaction-related expenses(3)	—	9,406	4,347	18,009
Severance expense	881	1,952	8,225	6,292
Unrealized gains on investment in equity securities(4)	(6,480)	—	(6,480)	—
Casualty losses, net(5)	780	1,956	514	9,906
Core FFO	159,717	155,776	497,881	463,339
Recurring capital expenditures	(36,653)	(39,399)	(93,563)	(93,640)
Adjusted FFO	$123,064	$116,377	$404,318	$369,699

Net income (loss) available to common stockholders
Weighted average common shares outstanding — diluted(6)(7)(8)(9)	538,644,888	521,761,076	529,160,353	520,267,029

Net income (loss) per common share — diluted(7)(8)(9)	$0.06	$—	$0.18	$(0.06)

FFO
Numerator for FFO per common share — diluted(7)	$149,397	$122,993	$443,444	$372,111
Weighted average common shares and OP Units outstanding — diluted(7)(8)(9)	544,481,679	530,797,654	544,506,626	530,581,319

FFO per common share — diluted(7)(8)(9)	$0.27	$0.23	$0.81	$0.70

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(7)(8)(9)	544,481,679	530,797,654	536,183,368	530,581,319

Core FFO per common share — diluted(7)(8)(9)	$0.29	$0.29	$0.93	$0.87
AFFO per common share — diluted(7)(8)(9)	$0.23	$0.22	$0.75	$0.70

(1)
For the three months ended September 30, 2019 and 2018, $807 and $1,167 was recorded in property management expense, respectively, and $3,818 and $4,901 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2019 and 2018, $2,314 and $4,353 was recorded in property management expense, respectively, and $11,533 and $19,229 was recorded in general and administrative expense, respectively.

(2)	Includes expenses associated with secondary offerings of common stock completed during the three and nine months ended September 30, 2019 included within other, net.

(3)
Includes Merger and transaction-related expenses included within general and administrative. Additionally, for the three and nine months ended September 30, 2018, includes accelerated depreciation and amortization of certain corporate assets included in depreciation and amortization.

(4)	Includes unrealized gains on our investment in equity securities during three and nine months ended September 30, 2019 included within other, net.

(5)	Includes $0 and $5,421 for losses/damages related to Hurricanes Irma and Harvey for the three and nine months ended September 30, 2018, respectively.

(6)	Weighted average common shares outstanding — diluted is calculated in accordance with GAAP and is used in the calculation of net income (loss) per common share — diluted.

(7)
On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of common stock, and these shares of common stock are included within all net income (loss), FFO, Core FFO, and AFFO per common share calculations subsequent to that date. Using the “if-converted” method, the 2019 Convertible Notes are anti-dilutive to net income per common share — diluted and are excluded from such computation for the period prior to conversion included within the nine months ended September 30, 2019.

The impact of the 2019 Convertible Notes in the period prior to conversion is reflected in the FFO per common share — diluted computation above in accordance with the “if-converted” method consistent with Nareit’s guidance for calculating FFO per share. For the nine months ended September 30, 2019, the numerator for FFO per common share — diluted is adjusted for $5,586 of interest expense on the 2019 Convertible Notes, including non-cash amortization of discounts. The denominator is adjusted for 8,323,258 potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion. No such adjustments were made to Core FFO and AFFO per common share — diluted for the 2019 Convertible Notes. For the three and nine months ended September 30, 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of net income or loss, FFO, Core FFO, and AFFO per common share — diluted.

For the three and nine months ended September 30, 2018, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash; and as a result, the Convertible Senior Notes did not impact net income (loss), FFO, Core FFO, and AFFO per common share — diluted for those periods.

(8)
Incremental shares attributed to non-vested share-based awards totaling 873,643 shares and 951,320 shares for the three and nine months ended September 30, 2019, respectively, and 140,301 shares for the three months ended September 30, 2018 are included in the denominator for net income per common share — diluted. For the nine months ended September 30, 2018, we had a net loss, and inclusion of incremental shares attributed to non-vested share-based awards would be anti-dilutive to net loss per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,247,149 and 1,140,557 for the three months ended September 30, 2019 and 2018, respectively, and 1,447,764 and 1,170,889 for the nine months ended September 30, 2019 and 2018, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(9)
Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income (loss) per common share — diluted for the periods above because all net income (loss) attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders. Weighted average vested OP Units of 5,463,285 and 9,036,578 for the three months ended September 30, 2019 and 2018, respectively, and 6,526,571 and 9,143,401 for the nine months ended September 30, 2019 and 2018, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of September 30, 2019, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $5,469.7 million and Term Loan Facility of $1,500.0 million, for a combined total of $6,969.7 million. We effectively converted 93.5% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $4.5 million or $4.5 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invitation Homes Inc.

By:	/s/ Ernest M. Freedman
Name: Ernest M. Freedman
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 30, 2019

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 30, 2019