Form 10-K
period 2019-12-31
Invitation Homes Inc.
filed 2020-02-19
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-K

☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2019
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					Yes	☐	No	☑
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
As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $11.3 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 14, 2020, there were 541,882,811 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	6
Item	1A.	Risk Factors	15
Item	1B.	Unresolved Staff Comments	44
Item	2.	Properties	44
Item	3.	Legal Proceedings	45
Item	4.	Mine Safety Disclosures	45

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	46
Item	6.	Selected Financial Data	46
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	76
Item	8.	Financial Statements and Supplementary Data	77
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item	9A.	Controls and Procedures	77
Item	9B.	Other Information	80

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	81
Item	11.	Executive Compensation	81
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item	13.	Certain Relationships and Related Transactions, and Director Independence	81
Item	14.	Principal Accountant Fees and Services	81

PART IV
Item	15.	Exhibits and Financial Statement Schedules	82
Item	16.	Form 10-K Summary	90

Exhibit Index
Signatures

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, and risks related to our indebtedness. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
On November 16, 2017 (the “Merger Date”), Invitation Homes Inc. (“INVH”), Invitation Homes Operating Partnership LP (“INVH LP”), IH Merger Sub, LLC, a Delaware limited liability company and direct wholly owned subsidiary of INVH, Starwood Waypoint Homes (“SWH”), and Starwood Waypoint Homes Partnership, L.P., a Delaware limited partnership and a subsidiary of SWH (“SWH Partnership”), effectuated a series of transactions which resulted in SWH and SWH Partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”). “Legacy SWH” and “SWH,” as the context requires, refer to the business practices and operations of SWH prior to the Mergers, including the homes owned by SWH. “Legacy IH” refers to the business practices and operations of INVH prior to the Mergers, including the homes owned by INVH. THR Property Management L.P., a wholly owned subsidiary of INVH LP (the “Manager”), provides all management and other administrative services with respect to the properties we own.
Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer (1) prior to the consummation of the reorganization transactions described in Part I. Item 1. “Business” (the “Pre-IPO Transactions”), to the six holding entities that owned our business prior to our initial public offering (the “IH Holding Entities”) and their consolidated subsidiaries, including INVH LP, (2) after the consummation of the Pre-IPO Transactions, to INVH and its consolidated subsidiaries (including INVH LP and the IH Holding Entities), and (3) after the consummation of the Mergers, to INVH and its consolidated subsidiaries including those acquired in the Mergers.
In this Annual Report on Form 10-K:

•
“average monthly rent” represents average monthly rental income per home for occupied properties in an identified population of homes over the measurement period and reflects the impact of non-service rent concessions and contractual rent increases amortized over the life of the related lease. We believe average monthly rent reflects pricing trends that significantly impact rental revenues over time, making average monthly rent useful to management and external stakeholders as a means of evaluating changes in rental revenues across periods;

•
“average occupancy” for an identified population of homes represents (i) the total number of days that the homes in such population were occupied during the measurement period, divided by (ii) the total number of days that the homes in such population were owned during the measurement period. We believe average occupancy significantly impacts rental revenues in a given period, making comparisons of average occupancy across different periods helpful to management and external stakeholders in evaluating changes in rental revenues across periods;

•	“Carolinas” includes Charlotte, NC, Greensboro, NC, Raleigh, NC, and Fort Mill, SC;

•
“days to re-resident” for an individual home represents the number of days between (i) the date the prior resident moves out of a home, and (ii) the date the next resident is granted access to the same home, which is deemed to be the earlier of the next resident’s contractual lease start date and the next resident’s move-in date. Days to re-resident impacts our average occupancy and thus our rental revenues, making comparisons of days to re-resident helpful to management and external stakeholders in evaluating changes in rental revenues across periods;

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

•
“net effective rental rate growth” for any home represents the percentage difference between the monthly rent from an expiring lease and the monthly rent from the next lease and, in each case, reflects the impact of non-service rent concessions and contractual rent increases amortized over the life of the related lease. Leases are either renewal leases, where our current resident chooses to stay for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. Net effective rental rate growth drives changes in our average monthly rent, making net effective rental rate growth useful to management and external stakeholders as a means of evaluating changes in rental revenues across periods;

•	“Northern California” includes Sacramento-Arden-Arcade-Roseville, CA, San Francisco-Oakland-Hayward, CA, Stockton-Lodi, CA, Vallejo-Fairfield, CA, and Yuba City, CA;

•
“PSF” means per square foot. When comparing homes or cohorts of homes, we believe PSF calculations help management and external stakeholders normalize metrics for differences in property size, enabling more meaningful comparisons based on characteristics other than property size;

•
“Same Store” or “Same Store portfolio” includes, for a given reporting period, homes that have been stabilized and seasoned (whether under Invitation Homes ownership or Legacy SWH ownership), excluding homes that have been sold, homes that have been identified for sale to an owner occupant and have become vacant, homes that have been deemed inoperable or significantly impaired by casualty loss events or force majeure, homes acquired in portfolio transactions that are deemed not to have undergone renovations of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio, and homes in markets that we have announced an intent to exit where we no longer operate a significant number of homes for the primary purpose of income generation. Homes are considered stabilized if they have (i) completed an initial renovation and (ii) entered into at least one post-initial renovation lease. An acquired portfolio that is both leased and deemed to be of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio may be considered stabilized at the time of acquisition. Homes are considered to be seasoned once they have been stabilized for at least 15 months prior to January 1st of the year in which the Same Store portfolio was established. We believe information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides management and external stakeholders with meaningful information about the performance of our comparable homes across periods and about trends in our organic business;

•	“Southeast United States” includes our Atlanta and Carolinas markets;

•	“South Florida” includes Miami-Fort Lauderdale-West Palm Beach, FL, and Port St. Lucie, FL;

•	“Southern California” includes Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA, and San Diego-Carlsbad, CA;

•
“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless the context otherwise requires, all measures in this Annual Report on Form 10-K are presented on a total portfolio basis;

•
“turnover rate” represents the number of instances that homes in an identified population become unoccupied in a given period, divided by the number of homes in such population. To the extent the measurement period shown is less than 12 months, the turnover rate may be reflected on an annualized basis. We believe turnover rate impacts average occupancy and thus our rental revenues, making comparisons of turnover rate helpful to management and external stakeholders in evaluating changes in rental revenues across periods. In addition, turnover can impact our cost to maintain homes, making changes in turnover rate useful to management and external stakeholders in evaluating changes in our property operating and maintenance expenses across periods; and

•	“Western United States” includes our Southern California, Northern California, Seattle, Phoenix, Las Vegas, and Denver markets.

PART I

ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With approximately 80,000 homes for lease in 16 markets across the country as of December 31, 2019, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth, and superior net operating income (“NOI”) growth relative to the broader United States housing and rental market. Within our 16 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,870 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well-positioned to drive strong rent growth, attractive margins, and predictable cash flows.
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

Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership based in our corporate headquarters focused on investment and asset management strategy. Through the integration of investment and asset management and property management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, and capital spending into asset selection. We believe the advantages of our integrated acquisition platform and local market expertise have driven the quality of our existing portfolio of 79,505 homes as of December 31, 2019. We believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
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
Property Operations
Property operations encompasses the in-house local market management and execution of marketing, leasing, resident relations, and maintenance functions. We have developed and employ a highly scalable, vertically integrated, and resident-centric property management service platform, referred to as “ProCare.” All of our property management functions have been internally managed since our founding in 2012, and we have implemented an extensive property management infrastructure, including an online resident portal, Smart Home technology, a technology suite to manage work orders and personnel, dedicated in-market personnel, and local offices in each of our markets. All of our local market personnel are supported by our centralized national infrastructure, which allows us to deploy best practices and standardization where appropriate. The combination of our local market presence and national infrastructure enables us to exercise greater control over our property management service platform, allowing us to enhance the experience of our residents, better manage operating costs, and share best practices across various functional areas of our business.
We have organized our in-house property management personnel and operating structure whereby Vice Presidents of Operations in each of our markets are responsible for the operations of local leasing management, property management, and maintenance teams. We believe our operating model differentiates our approach to local market operations and enables us to provide superior, high-touch resident service, maximize the effectiveness of our in-market personnel in managing rental, occupancy, and turnover rates and improve our cost management and oversight over both upfront renovations and ongoing maintenance.
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
We typically begin pre-marketing properties 30 to 60 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including our proprietary website, internet listing services (such as Zillow, Trulia, HotPads, and Realtor.com), MLS, yard signs, search engine marketing, social and other digital media, and local brokers. We own internal brokerages to serve each state in which we operate and primarily utilize in-market leasing agents who work with us to lease our homes. In some markets, we also utilize a network of local real estate agents to show homes to prospective residents and offer those agents limited co-broker fees.
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
Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, contests, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, incentivize them to pay their rent online, offer “Lease Friendly” “Make It Home” design tips, and hold an annual Resident Appreciation Day.
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
We typically utilize our in-house maintenance personnel in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, heating, ventilation, and air conditioning (“HVAC”) systems, plumbing, and electrical work to vetted, pre-approved third party vendor partners. We strive to maximize the number of maintenance calls that are addressed by our in-house maintenance technicians. In cases where we outsource more complex or extensive repairs, our in-house maintenance personnel provide oversight to ensure quality control and cost effectiveness. In addition, our in-house maintenance personnel conduct periodic visits to our properties to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, conduct preventative maintenance, and ensure compliance with lease terms, local laws, and HOA rules and regulations.
ProCare service, our property management service platform, utilizes a number of policies and programs designed to improve the efficiency of our property maintenance practices and maximize resident satisfaction with our service model. When a new resident moves into one of our homes, our in-house personnel conduct a resident orientation, during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation, and inform the resident that we will be conducting a post move-in maintenance visit. Following the move-in orientation, each resident is encouraged to keep a record of any non-emergency service items noted after moving into the home. At the time of the post move-in maintenance visit approximately 45 days after move-in, our in-house property maintenance personnel will address any non-emergency service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance personnel. Finally, the post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
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
Regardless of the purpose or timing of the visit, our in-house property maintenance personnel are required to conduct a general property condition assessment (“GPCA”) every time they visit one of our homes. The GPCA requires our in-house property maintenance personnel to assess and document interior and exterior condition, whether the resident is adhering to the terms of their lease, as well as any potential safety hazards or potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed. If a deficiency is identified by our in-house property maintenance personnel we endeavor to take prompt action to correct it.
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
We have amassed significant scale within our 16 markets. In these markets, our acquisition strategy has been, and will continue to be, focused on buying, renovating, and operating high quality single-family homes for lease that we believe will appeal to and attract a high quality resident base, that will experience robust long-term demand, and that will benefit from capital appreciation. In evaluating acquisitions, we analyze numerous factors, including neighborhood desirability, proximity to employment centers, schools, and transportation corridors, community amenities, construction type, and required ongoing capital needs, among others.
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
In general, before a home is acquired or when an acquired home first becomes vacant, our in-house teams begin the renovation process by preparing a detailed renovation budget and scope of work based on an assessment of each property’s major systems and structural features. These include HVAC, roofs, pools, and plumbing and electrical systems. In addition, we also evaluate other features of our homes’ fit and finish, including appliances, landscaping, decks and/or patios, and fixtures. During our initial assessment, we also determine the potential for, and potential return on, any value-additive upgrades that may reduce future operating costs or enhance rental demand and, by extension, our ability to realize more attractive rental, occupancy, or turnover rates.
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
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives. We believe we have a proven ability to optimize sales prices while reducing both time to sale and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS. We believe the significant local density of our portfolio, which averages approximately 5,000 homes per market as of December 31, 2019, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Environmental, Social, and Governance Initiatives
At Invitation Homes, we believe that integrating environmental, social, and governance initiatives into our strategic business objectives is critical to our long-term success. Through our integrated and ongoing approach to sustainability and corporate responsibility, we seek to drive positive change and create value for our stakeholders.
Corporate social responsibility is vitally important to who we are as a company. Our Corporate Social Responsibility Policy is posted on our website and applies to all activities undertaken by or on behalf of Invitation Homes anywhere we operate. This policy encompasses areas of community and associate engagement, human rights, corporate governance and ethics, and environmental initiatives that reflect existing and emerging standards of corporate social responsibility.

Our mission, vision, and values define our daily actions in delivering on our pledge to be a responsible corporate citizen. Our mission statement “Together with you, we make a house a home” reflects our commitment to a resident-centric business philosophy. The way we carry out that mission on a daily basis is reflected in our company’s core values: Unshakable Integrity; Genuine Care; Continuous Excellence; and Standout Citizenship. Our vision is to be the premier choice in home leasing by continuously enhancing our residents’ living experiences and communities.
Every day, we strive to benefit our residents, our associates, our communities, and our shareholders by deeply embedding our values, ethics, and integrity into all that we do.
Residents
By offering quality homes in attractive neighborhoods, we believe we give residents the choice to lease a home in a community that may not have otherwise been attainable. We strive to provide our residents with a worry-free leasing lifestyle through service that includes welcoming them with an in-person home orientation at move-in, making their lives easier with our Smart Home technology offering, and providing 24/7 maintenance combined with our best-in-class ProCare property management platform.
Associates
Our associates are our most precious resource. From our focus on health and safety to our support for a diverse and inclusive culture, we treat each other fairly and act with honesty, integrity, and respect. We believe passionately that diverse and inclusive companies make for more innovative, engaged, and happy teams. Our organization makes it a priority to celebrate diversity and cultivate a culture of inclusion.
Everyone who works at or with Invitation Homes should feel confident about our high ethical standards, our honesty, and our integrity. Our daily decisions are driven by our Code of Business Conduct and Ethics, which is posted on our website and demonstrates our commitment to our stakeholders to be a responsible corporate citizen and a good business partner. This code helps guide us as we collaborate to accomplish our goals together, while holding ourselves individually responsible for our work and accountable for our actions. Our Vendor Code of Conduct is an extension of our values to our vendors and serves to highlight our commitment to ethical business practices and regulatory compliance.
Communities
We recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. As of December 31, 2019, we and our predecessors have invested approximately $2.3 billion in the upfront renovation of homes in our portfolio. We invested approximately $38,000 per home for upfront renovations completed during the year ended December 31, 2019. Further, we maintain our homes to high standards through timely maintenance services as well as through our proprietary ProCare service. ProCare is an innovative maintenance program designed to provide regular opportunities for us to inspect our assets, proactively address issues, and ensure each home continues to meet our standards. We believe that these investments benefit our communities by creating jobs, enhancing neighborhood appearance and liveability, and improving the overall quality of life for our residents and their neighbors. In addition, we believe such investments improve our relationships with local communities and HOAs and enhance our brand recognition and loyalty.
Our commitment to community includes efforts that make us more innovative and sustainable. Protecting the environment is critically important to us, and our sustainability initiatives help limit the carbon footprints and overall environmental impact of our homes. Those initiatives include: Smart Home technology that enables maintenance technicians and residents to control thermostats remotely and reduce energy consumption; routing and optimization technology designed to improve scheduling efficiencies for our maintenance technicians, which may also result in a reduced vehicle emissions footprint; standards of performance that require the use of energy-efficient lighting and appliances; and supply chain management that focuses on our vendors’ sustainability practices and procedures. We believe that we can respond to local and global environmental challenges by combining our strengths in sustainability, innovation, and partnership.
We also encourage our associates to be good neighbors in their local communities by partnering with local organizations to provide support to those in need. In addition, each year Invitation Homes associates receive 20 hours of paid time off to volunteer in their communities and help their local neighbors. Together, associates in our 16 markets used this time in 2019 to deliver food to veterans and elderly citizens, contribute and package food and school supplies, collect and deliver toys, clean beaches, and provide other needed support in their communities. We also offer an annual “There’s No Place Like Home” scholarship contest, awarding scholarships for higher learning to residents, associates, and community members.
Shareholders
We take very seriously the responsibility that individuals and organizations have chosen to invest in our company, and we strive every day to ensure that our actions result in value for these investors. In addition, we are committed to sound corporate governance practices and adherence to the highest ethical standards. We have structured our corporate governance in a manner we believe closely aligns our interests with those of our shareholders.
Pre-IPO Transactions and Mergers
On January 31, 2017, certain Pre-IPO Transactions were effected that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Manager and the full portfolio of homes held by the IH Holding Entities. As a result of the Pre-IPO Transactions, INVH LP became a consolidated subsidiary of INVH. A wholly owned subsidiary of INVH, Invitation Homes OP GP LLC, serves as INVH LP’s sole general partner.
The Pre-IPO Transactions have been accounted for as a reorganization of entities under common control utilizing historical cost basis in our 2017 financial statements. Consolidated financial statements during this period include the combined accounts of INVH LP and the IH Holding Entities and their wholly owned subsidiaries. The Pre-IPO Transactions also included amendments to the Invitation Homes Inc. charter which provide for the issuance of up to 9,000,000,000 shares of common stock.
On February 6, 2017, Invitation Homes Inc. changed its jurisdiction of incorporation to Maryland and completed an initial public offering of 88,550,000 shares of common stock at a price to the public of $20.00 per share (the “IPO”). An additional 221,826,634 shares of common stock were issued to the pre-IPO equity owners, including directors, officers, and employees, as part of the Pre-IPO Transactions.
On November 16, 2017 , we completed the Mergers with SWH. The Mergers were accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, and INVH was designated as the accounting acquirer. In connection therewith, SWH stockholders received an aggregate of 207,448,958 shares of our common stock in exchange for all outstanding SWH common shares.
As of December 31, 2019, INVH owns a 99.4% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
Risk Management
We face various forms of risk in our business ranging from broad economic, housing market, and interest rate risks, to more specific factors, such as credit risk related to our residents, re-leasing of properties, and competition for properties. We believe that the systems and processes developed by our board of directors and our experienced executive team allow us to monitor, manage, and ultimately mitigate these risks. For example, we seek to maximize revenue collections through our robust, standardized resident screening process (which includes credit checks, evaluations of household income, and criminal background checks), as well as by utilizing Automated Clearing House, which includes an auto-pay feature, to facilitate the collection of a majority of our rental payments. In addition, we track resident delinquency on a daily basis and assess any late fees promptly in accordance with the terms of our lease (typically between the third and fifth calendar day of the month).
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
Regulation
General
Our business operations and properties are subject to various covenants, laws, ordinances, and rules. We believe that we are in material compliance with such covenants, laws, ordinances, and rules, and we also require that our residents agree to comply with such covenants, laws, ordinances, and rules in their leases with us.
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

Municipal Regulations and Homeowners’ Associations
Our properties are subject to various municipal regulations and orders, and county and city ordinances, including without limitation, use, operation and maintenance of our properties. Certain of our properties are subject to the rules of the various HOAs where such properties are located. HOA rules and regulations are commonly referred to as “covenants, conditions and restrictions,” or CC&Rs, and typically consist of various restrictions or guidelines regarding use and maintenance of the property, including, among others, noise restrictions or guidelines as to how many cars may be parked on the property.
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
Laws and Regulations Regarding Privacy and Data Protection
We are subject to a variety of laws and regulations that involve matters such as privacy, data protection, content, consumer protection, and other matters. For example, the California Consumer Privacy Act and the Nevada Privacy Law, which took effect in January 2020, establish certain transparency rules and create new data privacy rights for users, including more ability to control how their data is shared with third parties. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters.” Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.”
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes NOI as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on growing accretively in high-growth locations where we have greater scale and density.
Employees
As of December 31, 2019, we had 1,140 dedicated full-time personnel, which we supplement with temporary and contract resources. None of our personnel are covered by a collective bargaining agreement.

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
Website and Availability of SEC filings
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.
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

•
changes in laws, including those that increase operating expenses or limit our ability to increase rental rates. See “— Tenant relief laws, including laws regulating evictions, rent control laws, and other regulations that limit our ability to increase rental rates may negatively impact our rental income and profitability”;

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
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of approximately 80,000 homes as of December 31, 2019. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:

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
We recorded net losses in the past and we may experience net losses in the future.
We recorded consolidated net losses for the years ended December 31, 2018 and 2017. These net losses were inclusive in each period of significant non-cash charges, consisting primarily of depreciation and amortization expense. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may record net losses in future periods.
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
Compliance with governmental laws, regulations, and covenants that are applicable to our properties or that may be passed in the future, including affordability covenants, permit, license, and zoning requirements, may adversely affect our ability to make future acquisitions, renovations, or dispositions, result in significant costs, delays, or losses, and adversely affect our growth strategy.
Rental homes are subject to various covenants and local laws and regulatory requirements, including permitting, licensing, and zoning requirements. Local regulations, including municipal or local ordinances, restrictions, and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup, or hazardous material abatement requirements. Such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. Additionally, state and local agencies may place affordability covenants on certain properties to ensure that they are used to provide affordable housing for persons or families of lower income. If any of our properties contain affordability covenants recorded in their chains of title, we will be forced to sell such properties at a maximum price limit as calculated per the applicable affordable housing covenant, which will likely result in us having to sell such properties below their market values. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions, renovations, or dispositions, or that additional regulations will not be adopted that would increase such delays or result in additional costs or losses. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses, and approvals could have a material adverse effect on us and cause the value of our common stock to decline.
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
In 2019, the state of California passed the Tenant Protection Act of 2019, a rent control law which limits our ability to increase rental rates for existing residents and put into place protections for the terminations of tenancies. We believe this law will negatively affect our rental income from certain of the 12,461 homes we own in California as of December 31, 2019.

We may become a target of legal demands, litigation (including class actions), and negative publicity by tenant and consumer rights organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.
Numerous tenant rights and consumer rights organizations exist throughout the country and operate in our markets, and we may attract attention from some of these organizations and become a target of legal demands, litigation, and negative publicity. Many such consumer organizations have become more active and better funded in connection with mortgage foreclosure-related issues; and with the increased market for homes arising from displaced homeownership, some of these organizations may shift their litigation, lobbying, fundraising, and grass roots organizing activities to focus on landlord-resident issues. While we intend to conduct our business lawfully and in compliance with applicable landlord-tenant and consumer laws, such organizations might work in conjunction with trial and pro bono lawyers in one or multiple states to attempt to bring claims against us on a class action basis for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take or what remedies they may seek.
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
Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.
We are subject to a variety of laws and regulations that involve matters such as: privacy; data protection; personal information; rights of publicity; content; marketing; distribution; data security; data retention and deletion; electronic contracts and other communications; consumer protection; and online payment services. These laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently. Additionally, as we depend on third parties for key services (see “Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform”), we rely on such third party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, and other matters relating to our customers.
There are a number of legislative proposals at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. For example, the California Consumer Privacy Act and Nevada Privacy Law, effective in 2020, create new data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
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
We have in the past and may from time to time in the future acquire some of our homes through the auction process, including auctions of homes that have been foreclosed upon by third party lenders. Such auctions may occur simultaneously in a number of markets, including monthly auctions on the same day of the month in certain markets. As a result, we may only be able to visually inspect properties from the street and will purchase these homes without a contingency period and in “as is” condition with the risk that unknown defects in the property may exist. Upon acquiring a new home, we may have to evict residents who are in unlawful possession before we can secure possession and control of the home. The holdover occupants may be the former owners or residents of a property or others who are illegally in possession. Securing control and possession from these occupants can be both costly and time-consuming or generate negative publicity for our business and harm our reputation.
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
Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We are subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, proximity to power lines, or other issues. We cannot assure you that future laws, ordinances, or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by the activities of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, we may be required to comply with various local, state, and federal fire, health, life-safety, and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability, or other sanctions.
Vacant properties could be difficult to lease, which could adversely affect our revenues.
The properties we acquire may often be vacant at the time of closing, and we may acquire multiple vacant properties in close geographic proximity to one another. We may not be successful in locating residents to lease the individual properties that we acquire as quickly as we had expected, or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those properties without longer than assumed delays, which may result in increased renovation and maintenance costs and opportunity costs from lost revenues. Vacant homes may also be at risk for fraudulent activity which could impact our ability to lease a home. As a result, if vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, incur additional operating expenses and capital expenditures, and our homes could be substantially impaired, all of which may have a material adverse effect on us.
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
Our operations are dependent upon our information systems that support our business processes, including marketing, leasing, vendor communications, finance, intercompany communications, our resident portals, and property management service platforms, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third party service providers, and a significant portion of our business operations are conducted over the Internet. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet, or operations at our third party service providers, including viruses that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet, or at our third party service providers could negatively impact our operations.
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
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, hail, pollution, acts of war, acts of terrorism or riots, certain environmental hazards, and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity, fires, or wind and/or flood risk. While we have multi-year policies for earthquakes, hurricane, and/or flood risk, our properties may nonetheless incur casualty losses that are not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.
We are subject to risks from natural disasters such as earthquakes and severe weather.
Natural disasters and severe weather such as earthquakes, tornadoes, wind, or floods may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area.
When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in California) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. We have in the past and may in the future incur losses arising from natural disasters or severe weather. For example, uninsured losses and damages related to Hurricanes Irma and Harvey totaled $8.0 million and $21.5 million for the years ended December 31, 2018 and 2017, respectively.
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
We are subject to increasing scrutiny from investors with respect to the social and environmental impact of our business, which may adversely impact our business and ability to raise capital from such investors.
In recent years, certain investors have placed increasing importance on the implications of our business with respect to environmental, social, and governance (“ESG”) matters. Investors’ increased focus and activism related to ESG and similar matters may constrain our business operations. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.
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
As of December 31, 2019, we had approximately $8,514.9 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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
For example, our mortgage loans and Secured Term Loan (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash in such cash management account as the lender elects, including prepayment of principal and amounts due under the loans.
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
We may not have the ability to raise the funds necessary to settle conversions of the 2022 Convertible Notes or to repurchase the 2022 Convertible Notes upon a fundamental change; our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2022 Convertible Notes.
Holders of the 2022 Convertible Notes (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) have the right to require us to repurchase their 2022 Convertible Notes upon the occurrence of a fundamental change, such as certain change in control transactions or recapitalization transactions as defined in the indentures governing the 2022 Convertible Notes, at a fundamental change repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Upon conversion of the 2022 Convertible Notes, unless we elect to deliver solely common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share of stock), we will be required to make cash payments in respect of the 2022 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the 2022 Convertible Notes surrendered therefor or to pay the cash amounts due upon conversion of the 2022 Convertible Notes. In addition, our ability to repurchase the 2022 Convertible Notes or to pay cash upon conversion of the 2022 Convertible Notes may be limited by law, by regulatory authority, or by future agreements governing our indebtedness. The failure to repurchase the 2022 Convertible Notes at a time when the repurchase is required by the 2022 Convertible Notes indenture or to pay any cash due and payable on the 2022 Convertible Notes as required by the 2022 Convertible Notes indentures would constitute a default under the indenture. A default under the 2022 Convertible Notes indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Convertible Notes or make cash payments thereon.
The conditional conversion feature of the 2022 Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2022 Convertible Notes is triggered, holders will be entitled to convert the 2022 Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their 2022 Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely common stock (other than paying cash in lieu of delivering any fractional share of stock), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.
Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the 2022 Convertible Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option is recorded as a fair value adjustment to the debt component of the 2022 Convertible Notes. The adjustment is treated like a discount for accounting purposes and is amortized into interest expense over the term of the 2022 Convertible Notes using an effective interest method. As a result, we will initially be required to record a greater amount of non-cash interest expense because of the amortization of fair value adjustment to the 2022 Convertible Notes’ face amount over the term of the 2022 Convertible Notes. Accordingly, we will report lower net income in our financial results because of the recognition of both the current period’s amortization of the fair value adjustment and the 2022 Convertible Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock, and the trading price of the 2022 Convertible Notes.
Under certain circumstances, convertible debt instruments (such as the 2022 Convertible Notes) that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the “if-converted” method, the effect of which is that the shares of common stock contingently issuable upon conversion of convertible debt instruments are included in the calculation of diluted earnings per share to the extent that the conversion value of convertible debt instruments exceeds their principal amount. Under the “if-converted” method, for diluted earnings per share purposes, convertible debt instruments are accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in stock, are issued if such calculation is dilutive to earnings per share for the relevant periods. This could adversely affect our reported financial results, including our diluted earnings per share.
Offerings of additional debt securities or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.
If we decide to issue additional debt securities or equity securities that rank senior to our common stock in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any additional debt or equity securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and, if such securities are convertible or exchangeable, the issuance of such securities may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stockholdings in us.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations and our ability to make distributions to our stockholders.
Borrowings under our debt instruments totaling $6,770.9 million as of December 31, 2019 bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information), each 100 bps change in interest rates on our floating rate indebtedness would result in a $2.5 million change in annual interest expense.
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
Expected phasing out of LIBOR after 2021 may adversely affect the capital markets and our ability to raise capital. When LIBOR is discontinued, our variable rate debt agreements and financial instruments may be calculated using another base rate.
As of December 31, 2019, we had outstanding $6,770.9 million of variable rate debt for which maturities extend past 2021 (assuming all extensions are exercised) that references the London Interbank Offered Rate (“LIBOR”) as the benchmark rate to determine the applicable interest rate or payment amount. If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount, depending on the terms of the agreement, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models. This could result in different financial performance for previously recorded transactions and may impact our existing transaction data, operations, and pricing processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest expense. LIBOR may perform differently during the phase-out period than in the past which could result in an adverse impact on the market for or value of any LIBOR-based securities, loans, derivatives, and other financial obligations or extensions of credit held by us and on our overall financial condition or results of operations. Additionally, debt holders or governing bodies may decide to transition to a successor rate prior to the expected LIBOR phase-out date.

Risks Related to Our Organization and Structure

If we are unable to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be negatively affected.
As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, particularly Section 404, and the applicable SEC rules and regulations that require an annual report of our management on our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). Effective internal controls over financial reporting are necessary for us to provide reliable financial reports in a timely manner.

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
Certain provisions in the indenture governing the 2022 Convertible Notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.
Certain provisions in the 2022 Convertible Notes and the related indenture could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change, holders of the 2022 Convertible Notes will have the right to require us to repurchase their 2022 Convertible Notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their 2022 Convertible Notes in connection with such takeover. In either case, and in other cases, our obligations under the 2022 Convertible Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management.
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
Our charter contains a provision that expressly permits our non-employee directors, certain of our pre-IPO owners, and their affiliates to compete with us.
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as our director, and none of our pre-IPO owners, or any of their respective affiliates, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates.
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, each of our non-employee directors, and any of their affiliates, may:

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

Our charter also provides that, to the maximum extent permitted from time to time by Maryland law, in the event that any of our non-employee directors, or any of their respective affiliates, acquires knowledge of a potential transaction or other business opportunity, such person will have no duty to communicate or offer such transaction or business opportunity to us or any of our affiliates and may take any such opportunity for itself, himself, or herself or offer it to another person or entity unless the business opportunity is expressly offered to such person in his or her capacity as our director. These provisions may limit our ability to pursue business or investment opportunities that we might otherwise have had the opportunity to pursue, which could have an adverse effect on our financial condition, our results of operations, our cash flow, the per share trading price of our common stock, and our ability to satisfy our debt service obligations and to pay dividends to our stockholders.

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
As part of our pre-IPO reorganization transactions, we acquired certain appreciated assets that were held (directly or indirectly) in part by one or more C corporations in transactions in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted basis of such assets in the hands of such C corporations. If we dispose of any such appreciated assets during the five-year period following the date we acquired those assets, we will be subject to United States federal income tax on the portion of such gain attributable to such C corporations at the highest corporate tax rates to the extent of the excess of the fair market value of such assets on the date that we acquired those assets over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we acquired those assets and the portion of such assets which were held by C corporations prior to their contribution to us.
Our charter does not permit any person to own more than 9.8% of our outstanding common stock or of our outstanding stock of all classes or series, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for United States federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares of stock, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of the outstanding shares of our stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future, and any decision to grant a waiver from the ownership limit in any particular instance is at the sole discretion of our board of directors. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our board of directors will result either in the shares of stock in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares of stock will not have any rights in such excess shares of stock, or in the transfer being void. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status).
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
Re-characterization of leases as financing transactions may negatively affect us.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE under the symbol “INVH.”
Holders
As of February 14, 2020, there were 67 holders of record of 541,882,811 shares of common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2019 and 2018, dividends per share held for the entire year were estimated to be taxable as follows:

	2019		2018
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income	$0.23	45.4%	$0.32	74.0%
Capital gains	0.22	42.7%	0.08	17.4%
Qualified dividends	0.01	0.5%	0.01	2.0%
Unrecaptured Section 1250 gain	0.06	11.4%	0.03	6.6%
Return of capital	—	—%	—	—%
Total	$0.52	100.0%	$0.44	100.0%

(1)	Amounts are displayed in actual dollars per share.
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

	Cumulative Total Returns as of
	February 1, 2017	June 30, 2017	December 31, 2017	June 30, 2018	December 31, 2018	June 30, 2019	December 31, 2019
Invitation Homes Inc.	$100.00	$108.45	$119.02	$117.61	$103.43	$139.19	$157.50
S&P 500 Index	100.00	107.25	119.50	122.67	114.26	135.44	150.24
MSCI US REIT Index	100.00	103.99	106.43	107.70	101.56	119.61	127.80
Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA
The selected data set forth below under the captions “Selected Statement of Operations Data” and “Summary Balance Sheet Data” for or as of each of the years in the five year period ended December 31, 2019 are derived from our audited consolidated financial statements. Our consolidated balance sheets as of December 31, 2019 and 2018 and consolidated statements of operations for each of the years in the three year period ended December 31, 2019 are included in Part IV. Item 15. “Exhibits and Financial Statement Schedules.”

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

($ in thousands, except per share data)	For the Years Ended December 31,
Selected Statement of Operations Data:	2019	2018	2017	2016	2015
Rental revenues and other property income	$1,764,685	$1,722,962	$1,054,456	$922,587	$836,049
Total expenses	1,725,510	1,784,615	1,193,219	1,017,858	995,408
Other, net	11,600	6,958	(959)	(1,558)	(3,121)
Gain on sale of property, net of tax	96,336	49,682	33,896	18,590	2,272
Net income (loss)	147,111	(5,013)	(105,826)	(78,239)	(160,208)
Net (income) loss attributable to non-controlling interests	(1,648)	86	489	—	—
Net income (loss) attributable to common stockholders	$145,463	$(4,927)	$(105,337)	$(78,239)	$(160,208)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	February 1, 2017 through December 31, 2017(1)
Net income (loss) available to common stockholders — basic and diluted	$145,068	$(5,744)	$(89,073)

Weighted average common shares outstanding — basic	531,235,962	520,376,929	339,423,442

Weighted average common shares outstanding — diluted	532,499,787	520,376,929	339,423,442

Net income (loss) per common share — basic	$0.27	$(0.01)	$(0.26)

Net income (loss) per common share — diluted	$0.27	$(0.01)	$(0.26)

Dividends declared per common share	$0.52	$0.44	$0.22

(1)
Prior to the IPO, our business was conducted through the IH Holding Entities, which did not have a common capital structure upon which to compute historical earnings per share. Accordingly, earnings per shares has not been presented for historical periods prior to the IPO.

($ in thousands)	As of December 31,
Summary Balance Sheet Data:	2019	2018	2017	2016	2015
Investments in single-family residential properties, net	$16,243,192	$16,686,060	$17,312,264	$9,002,515	$9,052,701
Cash and cash equivalents	92,258	144,940	179,878	198,119	274,818
Other assets, net	1,057,460	1,232,428	1,191,496	531,717	469,459
Total assets	$17,392,910	$18,063,428	$18,683,638	$9,732,351	$9,796,978

Total debt	$8,467,485	$9,249,815	$9,651,662	$7,570,279	$7,725,957
Other liabilities	659,347	444,427	382,101	204,649	183,990
Total liabilities	9,126,832	9,694,242	10,033,763	7,774,928	7,909,947
Total equity	8,266,078	8,369,186	8,649,875	1,957,423	1,887,031
Total liabilities and equity	$17,392,910	$18,063,428	$18,683,638	$9,732,351	$9,796,978

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with Part I. Item 6. “Selected Financial Data,” Part I. Item 1. “Business,” and the consolidated financial statements, including the notes thereto, that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors,” “Forward-Looking Statements,” or in other parts of this report
For similar operating and financial data and discussion of our year ended December 31, 2018 results compared to our year ended December 31, 2017 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on February 28, 2019 (the “2018 10-K”). The sections entitled “Result of Operations — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017” and “Cash Flows — Year Ended December 31, 2018 Compared to Year Ended December 31, 2017” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our 2018 10-K are incorporated herein by reference.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.

Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With approximately 80,000 homes for lease in 16 markets across the country as of December 31, 2019, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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

We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth, and superior NOI growth relative to the broader United States housing and rental market. Within our 16 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,870 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. As a result, our portfolio benefits from high occupancy and low turnover rates, and we are well-positioned to drive strong rent growth, attractive margins, and predictable cash flows.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2019 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	8,071	95.0%	$2,411	$1.42	13.4%
Northern California	4,390	95.1%	2,087	1.35	6.6%
Seattle	3,531	93.4%	2,198	1.15	5.3%
Phoenix	7,741	94.8%	1,362	0.84	7.4%
Las Vegas	2,998	94.7%	1,608	0.81	3.3%
Denver	2,314	90.7%	1,989	1.11	3.1%
Western United States Subtotal	29,045	94.4%	1,945	1.13	39.1%

Florida:
South Florida	8,567	93.7%	2,186	1.18	12.9%
Tampa	8,121	94.6%	1,668	0.90	9.5%
Orlando	6,082	93.8%	1,654	0.89	6.8%
Jacksonville	1,865	95.2%	1,672	0.84	2.2%
Florida Subtotal	24,635	94.1%	1,847	0.99	31.4%

Southeast United States:
Atlanta	12,494	94.7%	1,504	0.73	12.8%
Carolinas	4,702	94.7%	1,583	0.73	5.1%
Southeast United States Subtotal	17,196	94.7%	1,526	0.73	17.9%

Texas:
Houston	2,229	92.7%	1,556	0.80	2.4%
Dallas	2,323	91.7%	1,786	0.84	2.7%
Texas Subtotal	4,552	92.2%	1,668	0.82	5.1%

Midwest United States:
Chicago	2,848	91.1%	1,983	1.21	4.0%
Minneapolis	1,142	95.9%	1,885	0.96	1.5%
Midwest United States Subtotal	3,990	92.4%	1,955	1.13	5.5%

Announced Market-in-Exit:
Nashville(5)	87	95.2%	1,835	0.86	1.0%

Total / Average	79,505	94.2%	$1,809	$0.97	100.0%
Same Store Total / Average	70,799	96.3%	$1,812	$0.97	90.1%

(1)	As of December 31, 2019.

(2)	Represents average occupancy for the year ended December 31, 2019.

(3)	Represents average monthly rent for the year ended December 31, 2019.

(4)	Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2019.

(5)	In December 2019, we announced a plan to fully exit the Nashville market and sold 708 homes in Nashville in a bulk transaction. We are pursuing the sale of the remaining 87 homes in the market.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 70.5% of our rental revenues and other property income during the year ended December 31, 2019. In recent periods, our Western United States and Florida markets have experienced favorable demand fundamentals with employment growth, strong household formation rates, and favorable supply fundamentals such as the rate of new supply delivery. We believe these supply and demand fundamentals have driven favorable rental rate growth and home price appreciation for our Western United States and Florida markets in recent periods, and we expect these trends to continue in the near to intermediate term.
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

Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, secured term loan, term loan facility, revolving facility, and convertible debt, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions, and the terms of the underlying financing arrangements. See Part II. Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
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
Share-Based Compensation Expense
All share-based compensation expense is recognized in our consolidated statements of operations as components of general and administrative expense and property management expense. We issue share-based awards to align our employees’ interests with those of our investors. We also assumed share-based awards in connection with the Mergers.
Interest Expense
Interest expense includes interest payable on our debt instruments, payments and receipts related to our interest rate swap agreements, related amortization of discounts and deferred financing costs, unrealized gains (losses) on non-designated hedging instruments, and noncash interest expense related to our interest rate swap agreements.

Depreciation and Amortization
We recognize depreciation and amortization expense associated with our homes and other capital expenditures over their expected useful lives.
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

Results of Operations
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table sets forth a comparison of the results of operations for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Rental revenues and other property income	$1,764,685	$1,722,962	$41,723	2.4%

Expenses:
Property operating and maintenance	669,987	655,411	14,576	2.2%
Property management expense	61,614	65,485	(3,871)	(5.9)%
General and administrative	74,274	98,764	(24,490)	(24.8)%
Interest expense	367,173	383,595	(16,422)	(4.3)%
Depreciation and amortization	533,719	560,541	(26,822)	(4.8)%
Impairment and other	18,743	20,819	(2,076)	(10.0)%
Total expenses	1,725,510	1,784,615	(59,105)	(3.3)%

Other, net	11,600	6,958	4,642	66.7%
Gain on sale of property, net of tax	96,336	49,682	46,654	93.9%

Net income (loss)	$147,111	$(5,013)	$152,124	N/M
Portfolio Information
As of December 31, 2019 and 2018, we owned 79,505 and 80,807 single-family rental homes, respectively, in our total portfolio. During the years ended December 31, 2019 and 2018, we acquired 2,153 and 938 homes, respectively, and sold 3,455 and 2,701 homes, respectively. During the years ended December 31, 2019 and 2018, we owned an average of 80,372 and 82,171 single-family rental homes, respectively.
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
As of December 31, 2019, our Same Store portfolio consisted of 70,799 single-family rental homes.
Rental Revenues and Other Property Income
For the years ended December 31, 2019 and 2018, total portfolio rental revenues and other property income totaled $1,764.7 million and $1,723.0 million, respectively, an increase of 2.4%, driven by an increase in average monthly rent per occupied home and an increase in utilities reimbursements, partially offset by a slight decrease in average occupancy and a 1,799 home decrease between periods in the average number of homes owned.
Average occupancy for the years ended December 31, 2019 and 2018 for the total portfolio was 94.2% and 94.6%, respectively. Average monthly rent per occupied home for the total portfolio for the years ended December 31, 2019 and 2018 was $1,809 and $1,735, respectively, a 4.3% increase. For our Same Store portfolio, average occupancy was 96.3% and 95.8% for the years ended December 31, 2019 and 2018, respectively, and average monthly rent per occupied home for the years ended December 31, 2019 and 2018 was $1,812 and $1,741, respectively, a 4.1% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.0% and 4.8% for the years ended December 31, 2019 and 2018, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.8% and 3.3% for the years ended December 31, 2019 and 2018, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.0% and 4.8% for the years ended December 31, 2019 and 2018, respectively, and new lease net effective rental rate growth averaged 3.8% and 3.4% for the years ended December 31, 2019 and 2018, respectively.
The annual turnover rate for the Same Store portfolio for the years ended December 31, 2019 and 2018 was 30.1% and 32.5%, respectively. For the Same Store portfolio, an average home remained unoccupied for 46 days between residents for each of the years ended December 31, 2019 and 2018.
The increase in other property income during the year ended December 31, 2019 was driven by utilities reimbursements, which increased as more utilities remained in our name compared to prior year. Additionally, the terms of new leases require residents to reimburse us for those costs. This increase was partially offset by a decrease in the average number of homes owned during 2019.
Expenses
For the years ended December 31, 2019 and 2018, total expenses were $1,725.5 million and $1,784.6 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense increased to $670.0 million for the year ended December 31, 2019 from $655.4 million for the year ended December 31, 2018, driven by increases related to utilities, property taxes, HOA assessments and fines, and insurance premiums, partially offset by decreases in certain controllable expenses created by continued process improvements, lower turnover, property-level synergies from the Mergers, and a decrease in average home count.
Property management expense and general and administrative expense decreased to $135.9 million for the year ended December 31, 2019 from $164.2 million for the year ended December 31, 2018, primarily due to decreases in share-based compensation expense of $11.3 million and a decrease in merger and transaction-related expenses of $12.5 million.
Interest expense was $367.2 million and $383.6 million for the years ended December 31, 2019 and 2018, respectively. The decrease in interest expense was primarily due to a decrease in the average debt balance outstanding due to prepayments made on the mortgage loans and redemption of convertible debt for common equity during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,467.5 million as of December 31, 2019 from $9,249.8 million as of December 31, 2018. Additionally, the weighted average spread (inclusive of servicing fees) over LIBOR decreased as a result of refinancing activity and prepayments made on the mortgage loan during the year ended December 31, 2019. These items were partially offset by an increase in the average one month LIBOR rate of 20 bps from 2.02% during the year ended December 31, 2018 to 2.22% during the year ended December 31, 2019.
Depreciation and amortization expense decreased to $533.7 million for the year ended December 31, 2019 from $560.5 million for the year ended December 31, 2018, primarily due to $37.5 million of amortization of in-place leases from the Mergers that were fully amortized during the year ended December 31, 2018. Additionally, the average number of homes owned during the year ended December 31, 2019 decreased as compared to the year ended December 31, 2018. These decreases were partially offset by an increase in depreciation due to additional capital expenditures.
Impairment and other expenses were $18.7 million and $20.8 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, impairment and other expenses was comprised of impairment losses of $14.2 million on our single-family residential properties and casualty losses of $4.5 million. During the year ended December 31, 2018, impairment and other expenses was comprised of impairment losses of $6.7 million on our single-family residential properties and casualty losses of $14.1 million, including losses and damages related to Hurricanes Irma and Harvey of $8.0 million.

Other, net
Other, net increased to $11.6 million for the year ended December 31, 2019 from $7.0 million for the year ended December 31, 2018, due to changes in the components of our miscellaneous income and expenses and $6.5 million in unrealized gains on investment in equity securities.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $96.3 million and $49.7 million for the years ended December 31, 2019 and 2018, respectively. The increased gain on sale was driven by an increase in the number of homes sold and an increase in the average gain per home during the year ended December 31, 2019 as compared to the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, the number of homes sold was 3,455 and 2,701, respectively.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
For similar operating and financial data and discussion of our year ended December 31, 2018 results compared to our year ended December 31, 2017 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 10-K.
Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2019 and 2018 includes unrestricted cash and cash equivalents of $92.3 million and $144.9 million, respectively, a 36.3% decrease. We use excess cash flows for the repayment of outstanding indebtedness and strive to minimize the level of cash held for working capital requirements. Additionally, our $1,000.0 million revolving credit facility (the “Revolving Facility”) remains undrawn as of December 31, 2019.
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800.0 million of our common stock through the Agents (the “ATM Equity Program”). The ATM Equity Program was established in order to use the net proceeds from sales under the program for general corporate purposes, which may include, without limitation, working capital, repayment of indebtedness, acquisitions and renovations of single-family properties, and for related activities in accordance with our business strategy. During the year ended December 31, 2019, we sold 1,957,139 shares of our common stock under our ATM Equity Program, generating net proceeds of $55.3 million after giving effect to Agent commissions and other costs totaling $1.7 million. As of December 31, 2019, $743.0 million remains available for future offerings under the ATM Equity Program.
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make dividend payments to our stockholders, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our near-term liquidity requirements consist primarily of: (i) renovating newly-acquired homes; (ii) funding HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes; (iii) interest expense; and (iv) payment of dividends to our equity investors. Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of, and non-recurring capital expenditures for, our homes and principal payments on our indebtedness.
We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing alternatives, such as the Revolving Facility which had an undrawn balance of $1,000.0 million as of December 31, 2019.
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

Certain Securitizations, the Secured Term Loan, the Term Loan Facility, and the Revolving Credit Facility (all defined below, and collectively the “LIBOR-Based Loans”) use LIBOR as a benchmark for establishing interest rates. Our derivative instruments are also indexed to LIBOR. The Financial Conduct Authority in the United Kingdom, the governing body responsible for regulating LIBOR, announced that it will no longer compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. Once LIBOR is phased out, the interest rates for our LIBOR-Based Loans will be based on a comparable or successor rate as provided for in our loan agreements. We will work with the counterparties to our swap and cap agreements to adjust each floating rate to a comparable or successor rate. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
The following describes the key terms of our current indebtedness.
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by wholly owned subsidiaries of INVH LP that were formed to facilitate certain of our financing arrangements (the “Borrower Entities”). We utilize the proceeds from our securitizations to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into Securitization reserve accounts; (iii) closing costs in connection with the mortgage loans; and (iv) general costs associated with our operations.
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2019 and 2018:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	December 31, 2019	December 31, 2018
CSH 2016-2	June 7, 2019	N/A	—%	N/A	$—	$442,614
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	995,520	995,826
SWH 2017-1(7)	October 9, 2020	January 9, 2023	3.32%	102-347 bps	744,092	764,685
IH 2017-2(7)	December 9, 2020	December 9, 2024	2.90%	91-186 bps	624,475	856,238
IH 2018-1(7)(8)	March 9, 2020	March 9, 2025	2.87%	76-206 bps	793,720	911,827
IH 2018-2(7)(9)	June 9, 2020	June 9, 2025	3.11%	95-230 bps	957,135	1,035,749
IH 2018-3(7)(9)	July 9, 2020	July 9, 2025	3.15%	105-230 bps	1,213,035	1,296,959
IH 2018-4(7)	January 9, 2021	January 9, 2026	3.18%	115-225 bps	938,430	959,578
Total Securitizations					6,266,407	7,263,476
Less: deferred financing costs, net					(27,946)	(61,822)
Total					$6,238,461	$7,201,654

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2019. For all other mortgage loans, the maturity dates above reflect all extensions that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of December 31, 2019, LIBOR was 1.76%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Range of spreads is based on outstanding principal balances as of December 31, 2019.

(5)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(6)	Net of unamortized discount of $2.6 million and $3.0 million as of December 31, 2019 and 2018, respectively.

(7)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1 and IH 2017-2 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(8)	On December 3, 2019, we submitted a notification to request an extension of the maturity of the IH 2018-1 mortgage loan from March 9, 2020 to March 9, 2021 upon approval.

(9)
On February 7, 2020, we made voluntary prepayments of $15.0 million and $60.0 million on outstanding borrowings with unrestricted cash on hand against the outstanding balances of IH 2018-2 and IH 2018-3, respectively.

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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2019 and 2018, a total of 37,040 and 41,644 homes, respectively, with a net book value of $7,137.6 million and $8,385.4 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities for our currently outstanding Securitizations are wholly owned subsidiaries.
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
Retained Certificates
As the Trusts made Certificates available for sale to both domestic and foreign investors, sponsors of the mortgage loans are required to retain a portion of the risk that represents a material net economic interest in each loan pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934, as amended. As such, loan sponsors are required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date.

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
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $317.0 million and $366.6 million as of December 31, 2019 and 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets.

Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2019, and through the date our consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2019 and 2018, we made voluntary and mandatory prepayments of $997.4 million and $4,579.6 million, respectively, under the terms of the mortgage loan agreements. During the year ended December 31, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the year ended December 31, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, CAH 2015-1, CSH 2016-1, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans.

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
The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2019 and 2018:

($ in thousands)	Maturity Date	Interest Rate(1)	December 31, 2019	December 31, 2018
Secured Term Loan	June 9, 2031	3.59%	$403,464	$—
Deferred financing costs, net			(2,486)	—
Secured Term Loan, net			$400,978	$—

(1)
The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.

Collateral
As of December 31, 2019, a total of 3,333 homes with a net book value of $734.8 million are included in the Secured Term Loan’s collateral pool. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2019, and through the date our consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.

Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. As of December 31, 2019, no such prepayments have been made.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions, and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include entities and homes acquired in the Mergers. The Credit Facility provides $2,500.0 million of borrowing capacity and consists of a $1,000.0 million Revolving Facility, which will mature on February 6, 2021, with a one year extension option, and a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of December 31, 2019 and 2018:

($ in thousands)	Maturity Date	Interest Rate(1)	December 31, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	3.46%	$1,500,000	$1,500,000
Deferred financing costs, net			(6,253)	(9,140)
Term Loan Facility, net			$1,493,747	$1,490,860

Revolving Facility	February 6, 2021	3.51%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 1.76%.

Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30% in the case of base rate loans, and 1.75% to 2.30% in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30% in the case of base rate loans, and 1.70% to 2.30% in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2019, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2019 and 2018:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	December 31, 2019	December 31, 2018
2019 Convertible Notes	—%	—%	N/A	July 1, 2019	N/A	$—	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.04 years	345,000	345,000
Total						345,000	574,993
Net unamortized fair value adjustment						(10,701)	(17,692)
Total						$334,299	$557,301

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

(2)
The conversion rate as of December 31, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of the Mergers. As of December 31, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. For the years ended December 31, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5.6 million and $11.1 million, respectively.

As of December 31, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds their principal amount by $107.6 million as of December 31, 2019 as the closing market price of our common stock of $29.97 per common share (actual $) exceeds the implicit conversion price. For the years ended December 31, 2019 and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $16.9 million and $16.7 million, respectively.
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
Certain Hedging Arrangements
From time to time, we enter into derivative instruments to manage the economic risk of changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes.Designated hedges are derivatives that meet the criteria for hedge accounting and that we have elected to designate as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or that we did not elect to designate as hedges.
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, each of our swap agreements is indexed to LIBOR and is designated for hedge accounting purposes. LIBOR is set to expire at the end of 2021, and we will work with the counterparties to our swap agreements to adjust each floating rate to a comparable or successor rate. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. Prior to January 31, 2017, all swaps were accounted for as non-designated hedges as the criteria for designation had not been met at that time.
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

The table below summarizes our interest rate swap instruments as of December 31, 2019 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	$750,000
December 11, 2019(1)	February 28, 2017	December 31, 2024	1.74%	One month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One month LIBOR	325,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019(2)	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
December 9, 2019(3)	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

(1)	On December 11, 2019, we modified an interest rate swap instrument to extend the maturity date from January 31, 2022 to December 31, 2024 with a decrease in the strike rate from 1.97% to 1.74%.

(2)
On February 15, 2019, we terminated an interest rate swap instrument and simultaneously entered into a new interest rate swap instrument with identical economic terms, except that the strike rate increased 2 bps, from 2.21% to 2.23%, and collateral posting requirements were removed.

(3)	On December 9, 2019, we modified the start date of an interest rate swap instrument from January 31, 2020 to July 15, 2021. We paid the counterparty $8.2 million in connection with this modification.

During the years ended December 31, 2019 and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $44.9 million will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.24% to 5.31%.
Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we, our equity investors, our and their respective affiliates, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our consolidated balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facilities and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Net cash provided by operating activities	$662,130	$561,241	$100,889	18.0%
Net cash provided by investing activities	102,226	62,993	39,233	62.3%
Net cash used in financing activities	(838,102)	(680,805)	(157,297)	(23.1)%
Change in cash, cash equivalents, and restricted cash	$(73,746)	$(56,571)	$(17,175)	(30.4)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $662.1 million and $561.2 million for the years ended December 31, 2019 and 2018, respectively, an increase of 18.0%. The increase in cash provided by operating activities was driven by improved operational profitability and an increase in net working capital created by changes in operating assets and liabilities.

Investing Activities
Net cash provided by investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and purchases of and repayments proceeds from investments in debt securities. Net cash provided by investing activities was $102.2 million and $63.0 million for the years ended December 31, 2019 and 2018, respectively, an increase of $39.2 million. The increase in net cash provided by investing activities primarily resulted from the combined effect of the following: (1) an increase in proceeds from the sale of homes during the year ended December 31, 2019 compared to the year ended December 31, 2018; (2) an increase in net cash flows from our investments in debt securities from period to period; and (3) an increase in cash used for the acquisition of homes during the year ended December 31, 2019 compared to the year ended December 31, 2018. More specifically, proceeds from sales of homes increased $364.9 million from the year ended December 31, 2018 to the year ended December 31, 2019 due to a significant increase in the number of homes sold from 2,701 to 3,455, respectively, and an increase in the average proceeds per home sold. Net cash flows from our purchases of/receipt of repayment proceeds from investments in debt securities increased by $37.7 million from the year ended December 31, 2018 to the year ended December 31, 2019, primarily due to entering into our IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans during the year ended December 31, 2018, offset by the refinancing of our CSH 2016-2 mortgage loan and voluntary mortgage loan prepayments made during the year ended December 31, 2019. Acquisition spend increased $333.7 million due to a significant increase in the number of homes acquired from 938 homes during the year ended December 31, 2018 to 2,153 homes during the year ended December 31, 2019.
Financing Activities
Net cash used in financing activities was $838.1 million and $680.8 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, proceeds from our Secured Term Loan of $403.5 million, proceeds from our ATM Equity Program, net of commissions, of $55.3 million, along with proceeds from home sales and operating cash flows were used (1) to repay $997.4 million of our mortgage loans, including full repayment of CSH 2016-2 and partial repayments of IH 2017-2, IH 2018-1, IH 2018-2, and IH 2018-3, and (2) to fund $276.7 million of dividend and distribution payments. For the year ended December 31, 2018, proceeds from our IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans of $4,234.5 million, along with proceeds from home sales and operating cash flows, were used (1) to repay $4,579.6 million of our mortgage loans, including full repayment of the CAH 2014-1, CAH 2014-2, CAH 2015-1, CSH 2016-1, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans and partial repayments of CSH 2016-2, (2) to repay $35.0 million, net, of Revolving Facility borrowings, (3) to fund $55.7 million of deferred financing costs associated with the IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans, and (4) to fund $230.1 million of dividend and distribution payments.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
For similar operating and financial data and discussion of our year ended December 31, 2018 results compared to our year ended December 31, 2017 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 10-K.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our contractual obligations as of December 31, 2019, consist of the following:

($ in thousands)	Total	2020	2021-2022	2023-2024	Thereafter
Mortgage loans, net(1)(2)	$7,431,161	$208,580	$416,020	$1,734,444	$5,072,117
Secured Term Loan	569,158	14,515	28,951	28,991	496,701
Term Loan Facility, net(1)	1,610,720	52,765	1,557,955	—	—
Revolving Facility(1)(2)(3)	7,467	3,558	3,909	—	—
2022 Convertible Notes(4)	375,188	12,075	363,113	—	—
Derivative instruments(5)	257,287	33,324	98,447	106,221	19,295
Purchase commitments(6)	38,197	38,197	—	—	—
Operating leases(7)	17,982	4,632	7,969	4,306	1,075
Finance leases(8)	11,265	3,048	5,415	2,802	—
Total	$10,318,425	$370,694	$2,481,779	$1,876,764	$5,589,188

(1)	Includes estimated interest payments on the respective debt based on amounts outstanding as of December 31, 2019 at rates in effect as of such date; as of December 31, 2019, LIBOR was 1.76%.

(2)
Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 6 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(3)	Includes the related unused commitment fee.

(4)	Represents the principal amount of the 2022 Convertible Notes and interest obligation which is calculated using the coupon rate of the 2022 Convertible Notes.

(5)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of December 31, 2019, or 1.76%.

(6)	Represents commitments to acquire 144 single-family rental homes as of December 31, 2019.

(7)	Includes approximately $3.1 million of operating leases for our office spaces which have been entered into and are anticipated to commence during the next 12 months.

(8)	Includes approximately $10.0 million of finance leases for fleet vehicles which have been entered into and are anticipated to commence during the next three months.
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about the effect of matters that are inherently uncertain and that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently issued and adopted accounting standards, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”

Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of approximately 80,000 single-family residential properties in 16 markets across the United States. For a complete discussion of our accounting policy and other factors related to each category below, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”

•
Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2019 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by approximately $1.0 million.

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
The capitalized costs are depreciated over their estimated useful lives on a straight-line basis. The weighted average useful lives range from 7 years to 28.5 years. If the useful lives for costs capitalized during the year ended December 31, 2019 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $5.0 million.

•
Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 5% change in the estimated fair value of those homes may have resulted in a decrease or increase in impairment expense of less than $0.3 million.

•
Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold pursuant to GAAP requirements, we discontinue depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2019 were 10% lower, our impairment expense related to those properties would have increased by approximately $5.0 million. If the market values less disposal costs were 10% higher, our impairment expense would have been approximately $2.0 million lower.

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
We utilize third party specialists who use modeling techniques and assumptions to estimate the fair value of derivative instruments. Assumptions include forward yield curves and nonperformance risk. If interest rates had increased or decreased by 50 bps, the termination value of our net derivative asset/liability would have changed by approximately $150.0 million. As our interest rate swap agreements are designated as hedges, this change would be reflected in other comprehensive income and subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings. Our interest rates caps would not be materially affected.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes NOI as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on growing accretively in high-growth locations where we have greater scale and density.
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
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; IPO related expenses; merger and transaction-related expenses; severance; casualty losses, net; interest income; unrealized gains from an investment in equity securities; and other miscellaneous income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2019	2018	2017
Net income (loss) available to common stockholders	$145,068	$(5,744)	$(105,952)
Net income available to participating securities	395	817	615
Non-controlling interests	1,648	(86)	(489)
Interest expense	367,173	383,595	256,970
Depreciation and amortization	533,719	560,541	309,578
EBITDA	1,048,003	939,123	460,722
Gain on sale of property, net of tax	(96,336)	(49,682)	(33,896)
Impairment on depreciated real estate investments	14,210	6,709	2,231
EBITDAre	965,877	896,150	429,057
Share-based compensation expense(1)	18,158	29,499	81,203
IPO related expenses(2)	—	—	8,287
Merger and transaction-related expenses(3)	4,347	16,895	29,802
Severance	8,465	8,238	12,048
Casualty losses, net(4)	4,533	14,110	21,862
Other, net(5)	(11,600)	(6,958)	959
Adjusted EBITDAre	$989,780	$957,934	$583,218

(1)
For the years ended December 31, 2019, 2018, and 2017, $3,075, $5,500, and $10,297 was recorded in property management expense, respectively, and $15,083, $23,999, and $70,906 was recorded in general and administrative expense, respectively.

(2)	For the year ended December 31, 2017, IPO related expenses were recorded in general and administrative expense.

(3)	Includes merger and transaction-related expenses included within general and administrative.

(4)
Includes $8,013 and $21,500 for losses/damages related to Hurricanes Irma and Harvey for the years ended December 31, 2018 and 2017, respectively. There were no such losses during the year ended December 31, 2019.

(5)	Includes interest income, unrealized gains from an investment in equity securities, and other miscellaneous income and expenses.
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
The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2019	2018	2017
Net income (loss) available to common stockholders	$145,068	$(5,744)	$(105,952)
Net income available to participating securities	395	817	615
Non-controlling interests	1,648	(86)	(489)
Interest expense	367,173	383,595	256,970
Depreciation and amortization	533,719	560,541	309,578
Property management expense(1)	61,614	65,485	43,344
General and administrative(2)	74,274	98,764	167,739
Impairment and other(3)	18,743	20,819	24,093
Gain on sale of property, net of tax	(96,336)	(49,682)	(33,896)
Other, net(4)	(11,600)	(6,958)	959
NOI (total portfolio)	1,094,698	1,067,551	$662,961
Non-Same Store NOI	(97,590)	(123,138)
NOI (Same Store portfolio)(5)	$997,108	$944,413

(1)	Includes $3,075, $5,500, and $10,297 of share-based compensation expense for the years ended December 31, 2019, 2018, and 2017, respectively.

(2)	Includes $15,083, $23,999, and $70,906 of share-based compensation expense for the years ended December 31, 2019, 2018, and 2017, respectively.

(3)
Includes $8,013 and $21,500 for losses/damages related to Hurricanes Irma and Harvey for the years ended December 31, 2018 and 2017, respectively. There were no such losses during the year ended December 31, 2019.

(4)	Includes interest income, unrealized gains from an investment in equity securities, and other miscellaneous income and expenses.

(5)	The Same Store portfolio totaled 70,799 homes for the years ended December 31, 2019 and 2018.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense for derivatives; share-based compensation expense; IPO related expenses; offering related expenses; merger and transaction-related expenses; severance expense; unrealized gains on investment in equity securities; and casualty losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2019	2018	2017
Net income (loss) available to common stockholders	$145,068	$(5,744)	$(105,952)
Add (deduct) adjustments from net income (loss) to derive FFO:
Net income available to participating securities	395	817	615
Non-controlling interests	1,648	(86)	(489)
Depreciation and amortization on real estate assets	529,205	549,505	305,851
Impairment on depreciated real estate investments	14,210	6,709	2,231
Net gain on sale of previously depreciated investments in real estate	(96,336)	(49,682)	(33,896)
FFO	594,190	501,519	168,360
Noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense from derivatives	48,515	48,354	29,506
Share-based compensation expense(1)	18,158	29,499	81,203
IPO related expenses	—	—	8,287
Offering related expenses(2)	2,267	—	—
Merger and transaction-related expenses(3)	4,347	22,962	29,802
Severance expense	8,465	8,238	12,048
Unrealized gains on investment in equity securities(4)	(6,480)	—	—
Casualty losses, net(5)	4,533	14,110	21,862
Core FFO	673,995	624,682	351,068
Recurring capital expenditures	(118,988)	(122,733)	(54,423)
Adjusted FFO	$555,007	$501,949	$296,645

Net income (loss) available to common stockholders
Weighted average common shares outstanding — diluted(6)(8)(9)(10)	532,499,787	520,376,929	339,423,442

Net income (loss) per common share — diluted(7)(8)(9)(10)	$0.27	$(0.01)	$(0.26)

FFO
Numerator for FFO per common share — diluted(8)	$599,776	$512,576	$168,360
Weighted average common shares and OP Units outstanding — diluted(8)(9)(10)	545,150,847	543,063,802	338,933,198

FFO per common share — diluted(8)(9)(10)	$1.10	$0.94	$0.50

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(8)(9)(10)	538,925,506	530,643,789	338,933,198

Core FFO per common share — diluted(8)(9)(10)	$1.25	$1.18	$1.04
AFFO per common share — diluted(8)(9)(10)	$1.03	$0.95	$0.88

(1)
For the years ended December 31, 2019, 2018, and 2017, $3,075, $5,500, and $10,297 was recorded in property management expense, respectively, and $15,083, $23,999, and $70,906 was recorded in general and administrative expense, respectively.

(2)	Includes expenses associated with secondary offerings of common stock completed during the year ended December 31, 2019 included within other, net.

(3)
Includes Merger and transaction-related expenses included within general and administrative. Additionally, for the year ended December 31, 2018, includes accelerated depreciation and amortization of certain corporate assets included in depreciation and amortization.

(4)	Includes unrealized gains on our investment in equity securities during the year ended December 31, 2019 included within other, net.

(5)
Includes $8,013 and $21,500 for losses/damages related to Hurricanes Irma and Harvey for the years ended December 31, 2018 and 2017, respectively. There were no such losses during the year ended December 31, 2019.

(6)	Weighted average common shares outstanding — diluted is calculated in accordance with GAAP and is used in the calculation of net income (loss) per common share — diluted.

(7)
Net income (loss) per common share — diluted is calculated based on net loss available to common stockholders for only the period after February 1, 2017, the date on which our common stock began trading on the NYSE. For the period from February 1, 2017 through December 31, 2017, we had a net loss available to common stockholders of $89,073.

(8)
On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of common stock, and these shares of common stock are included within all net income (loss), FFO, Core FFO, and AFFO per common share calculations subsequent to that date. Using the “if-converted” method, the 2019 Convertible Notes are anti-dilutive to net income per common share — diluted and are excluded from such computation for the period prior to conversion included within the year ended December 31, 2019.

The impact of the 2019 Convertible Notes in the period prior to conversion is reflected in the FFO per common share — diluted computation above in accordance with the “if-converted” method consistent with Nareit’s guidance for calculating FFO per share. For the years ended December 31, 2019 and 2018, the numerator for FFO per common share — diluted is adjusted for $5,586 and $11,057, respectively, of interest expense on the 2019 Convertible Notes, including non-cash amortization of discounts. For the years ended December 31, 2019 and 2018, the denominator is adjusted for 6,225,341 and 12,420,013, respectively, potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion. No such adjustments were made to Core FFO and AFFO per common share — diluted for the 2019 Convertible Notes. For the years ended December 31, 2019 and 2018, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of net income or loss and FFO per common share — diluted as they are anti-dilutive and are excluded from Core FFO and AFFO per common share — diluted. For the period from February 1, 2017 through December 31, 2017, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash; and as a result, the Convertible Senior Notes did not impact diluted EPS during that period.

(9)
Incremental shares attributed to non-vested share-based awards totaling 1,263,825 shares for the year ended December 31, 2019 are included in the denominator for net income per common share — diluted. For the years ended December 31, 2018 and 2017, we had a net loss, and inclusion of incremental shares attributed to non-vested share-based awards would be anti-dilutive to net loss per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,748,787, 1,150,384, and 786,791 for the years ended December 31, 2019, 2018, and 2017, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(10)
Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income (loss) per common share — diluted for the periods above because all net income (loss) attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders. Weighted average vested OP Units of 5,940,757, 9,116,476, and 1,189,902 for the years ended December 31, 2019, 2018, and 2017, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of December 31, 2019, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $5,270.9 million and Term Loan Facility of $1,500.0 million, for a combined total of $6,770.9 million. We effectively converted 96.3% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $2.5 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2019 of the Company and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 19, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2019 and for the three years in the period ended December 31, 2019
Schedule III Real Estate and Accumulated Depreciation	F-45

(c) Exhibits

EXHIBIT INDEX

Exhibit number	Description

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

4.2	Form of 3.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 10, 2017).

4.3
First Supplemental Indenture between Invitation Homes Inc., IH Merger Sub LLC and Wilmington Trust, National Association, as trustee dated as of November 16, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 20, 2017).

4.4	Description of Securities.

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

10.5	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

10.6	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

Exhibit number	Description
10.7	Form of Indemnification Agreement of Colony Starwood Homes (incorporated by reference to Exhibit 10.2 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 8, 2016). †

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

Exhibit number	Description
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

Exhibit number	Description
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

Exhibit number	Description
10.45
Form of Award Notice and Restricted Stock Unit Agreement (2019 LTIP Equity Award) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2019). †

10.46	2019 Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on July 31, 2019). †

10.47
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 LTIP Equity Award) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.48
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Frederick C. Tuomi (2018 Supplemental Bonus Award) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.49
Letter Agreement by and between the Company and Mr. Frederick C. Tuomi relating to Award Notice and Restricted Stock Unit Agreement (Sign-On Award - Mr. Tuomi) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.50
Separation Agreement dated January 16, 2019, by and between the Company and Mr. Frederick C. Tuomi. (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed February 28, 2019). †

10.51
Form of Award Notice and Restricted Stock Unit Agreement (2018 Supplemental Bonus Award) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.52	Colony Starwood Homes Equity Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-221617) filed on November 16, 2017). †

10.53
Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.54
Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.55	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.56
Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed March 13, 2014).

10.57
Amendment No. 1, dated June 26, 2014, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 30, 2014).

Exhibit number	Description
10.58
Amendment No. 3, dated September 1, 2015, to the Master Repurchase Agreement, dated March 11, 2014, among Starwood Waypoint Residential Trust, PrimeStar Fund I, L.P., Wilmington Savings Fund Society, FSB and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed September 4, 2015).

10.59
Amended and Restated Limited Partnership Agreement of PrimeStar Fund I, L.P., dated as of December 16, 2014 and Effective as of March 1, 2014 (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed December 22, 2014).

10.60
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 19th day of February 2020.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 19th day of February 2020.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, other comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investments in Single-Family Residential Properties—Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company owned approximately 80,000 individual single-family residential properties with a net book value of $16.2 billion as of December 31, 2019. The Company capitalizes costs to acquire, stabilize, and prepare single-family residential properties to be leased. The determination of which costs to capitalize, the useful life of the respective capitalized cost, and the classification of assets as held for sale and held for use requires significant management judgment. Furthermore, the Company evaluates investments in single-family residential properties to determine whether there have been any changes in circumstances that may indicate that the carrying value of individual properties may not be recoverable.
Given management’s (1) inputs and assumptions used to determine purchase price allocation based upon the relative fair values of asset components, (2) determination of which costs improve or extend the life of a property, (3) evaluation of single-family residential properties for impairment which requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty, and (4) application of held for sale classification criteria, performing audit procedures to evaluate the accounting for investments in single-family residential properties was challenging and required an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether the investments in single-family residential properties were accounted for appropriately included the following, among others:

•	We tested the effectiveness of relevant controls over investments in single-family residential properties.

•	We selected a sample of properties acquired during the year and evaluated the accuracy of the amounts recorded and appropriate transfer of title.

•
We evaluated the appropriateness of management’s allocation of the initial purchase price for newly acquired properties by developing independent estimates for the purchase price allocation for each residential market in which the properties were acquired and comparing our estimates to the Company’s actual allocation.

•
We selected a sample of costs capitalized during the year and evaluated the accuracy and classification of the recorded amounts. We also evaluated repairs and maintenance costs that were charged to expense.

•
We evaluated management’s analysis of possible impairment indicators for properties by independently assessing trends in the residential markets in which the Company has significant investments in single-family residential properties, trends in gains or losses on sales of properties, and macroeconomic data to identify any indicators that the carrying value of properties may not be recoverable.

•
We selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2019. We also selected a sample of properties sold after December 31, 2019 and evaluated whether each property was properly classified as either held for sale or held for use as of December 31, 2019.

•
We selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on sale.

Derivative Instruments—Refer to Notes 2, 7, and 11 to the financial statements
Critical Audit Matter Description
The Company uses derivative instruments to manage the economic risk of changes in interest rates. As of December 31, 2019, the Company had derivative instruments of $1.6 million recorded at fair value in other assets and derivative instruments of $275.7 million recorded at fair value in other liabilities.
Given the judgment needed to estimate the fair value of derivative instruments, and the volatility of the fair value based on market conditions, auditing the fair value and related inputs, such as forward yield curves and nonperformance risk, involved especially subjective and complex judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the assumptions used by management to estimate the fair value of derivative instruments included the following, among others:

•	We tested the effectiveness of relevant controls, including management’s evaluation of its third party fair value specialist and the results of such specialist’s work.

•
With the assistance of our fair value specialists, we evaluated the appropriateness of management’s valuation of derivative instruments by developing independent fair value estimates for a sample of instruments and comparing our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 19, 2020

We have served as the Company’s auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(in thousands, except shares and per share data)

	2019	2018
Assets:
Investments in single-family residential properties:
Land	$4,499,346	$4,561,441
Building and improvements	13,747,818	13,668,533
	18,247,164	18,229,974
Less: accumulated depreciation	(2,003,972)	(1,543,914)
Investments in single-family residential properties, net	16,243,192	16,686,060
Cash and cash equivalents	92,258	144,940
Restricted cash	193,987	215,051
Goodwill	258,207	258,207
Other assets, net	605,266	759,170
Total assets	$17,392,910	$18,063,428

Liabilities:
Mortgage loans, net	$6,238,461	$7,201,654
Secured term loan, net	400,978	—
Term loan facility, net	1,493,747	1,490,860
Revolving facility	—	—
Convertible senior notes, net	334,299	557,301
Accounts payable and accrued expenses	186,110	169,603
Resident security deposits	147,787	148,995
Other liabilities	325,450	125,829
Total liabilities	9,126,832	9,694,242
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 541,642,725 and 520,647,977 outstanding as of December 31, 2019 and 2018, respectively	5,416	5,206
Additional paid-in capital	9,010,194	8,629,462
Accumulated deficit	(524,588)	(392,594)
Accumulated other comprehensive loss	(276,600)	(12,963)
Total stockholders' equity	8,214,422	8,229,111
Non-controlling interests	51,656	140,075
Total equity	8,266,078	8,369,186
Total liabilities and equity	$17,392,910	$18,063,428
The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2019	2018	2017
Rental revenues and other property income	$1,764,685	$1,722,962	$1,054,456

Expenses:
Property operating and maintenance	669,987	655,411	391,495
Property management expense	61,614	65,485	43,344
General and administrative	74,274	98,764	167,739
Interest expense	367,173	383,595	256,970
Depreciation and amortization	533,719	560,541	309,578
Impairment and other	18,743	20,819	24,093
Total expenses	1,725,510	1,784,615	1,193,219

Other, net	11,600	6,958	(959)
Gain on sale of property, net of tax	96,336	49,682	33,896

Net income (loss)	147,111	(5,013)	(105,826)
Net (income) loss attributable to non-controlling interests	(1,648)	86	489

Net income (loss) attributable to common stockholders	$145,463	$(4,927)	$(105,337)

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	February 1, 2017 through December 31, 2017
Net income (loss) available to common stockholders — basic and diluted (Note 12)	$145,068	$(5,744)	$(89,073)
Weighted average common shares outstanding — basic	531,235,962	520,376,929	339,423,442
Weighted average common shares outstanding — diluted	532,499,787	520,376,929	339,423,442

Net income (loss) per common share — basic	$0.27	$(0.01)	$(0.26)
Net income (loss) per common share — diluted	$0.27	$(0.01)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income (loss)	$147,111	$(5,013)	$(105,826)

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(244,126)	(43,211)	31,636
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(20,763)	(18,627)	16,708
Other comprehensive income (loss)	(264,889)	(61,838)	48,344
Comprehensive loss	(117,778)	(66,851)	(57,482)
Comprehensive loss attributable to non-controlling interests	1,884	1,150	30

Comprehensive loss attributable to common stockholders	$(115,894)	$(65,701)	$(57,452)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2019, 2018, and 2017
(in thousands, except share and per share data)

		Common Stock
	Combined Equity	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2016	$1,957,423	—	$—	$—	$—	$—	$1,957,423	$—	$1,957,423
Net loss	(16,879)	—	—	—	—	—	(16,879)	—	(16,879)
Redemption of Series A Preferred Stock	(1,153)	—	—	—	—	—	(1,153)	—	(1,153)
Distribution of Class B notes receivable	(19,686)	—	—	—	—	—	(19,686)	—	(19,686)
Cancellation/distribution of Class B notes receivable	19,686	—	—	—	—	—	19,686	—	19,686
Share-based compensation expense	12,001	—	—	—	—	—	12,001	—	12,001
Accrued interest on Class B notes	15	—	—	—	—	—	15	—	15
Balance as of January 31, 2017	1,951,407	—	—	—	—	—	1,951,407	—	1,951,407
Pre-IPO reorganization transactions	(1,951,407)	221,826,634	2,218	1,949,189	—	—	—	—	—
Issuance of common stock — IPO	—	88,550,000	886	1,691,172	—	—	1,692,058	—	1,692,058
Stock issuance costs — IPO	—	—	—	(5,726)	—	—	(5,726)	—	(5,726)
Issuance of common stock and INVH LP units — Mergers	—	207,448,958	2,075	4,918,459	—	—	4,920,534	151,881	5,072,415
Stock issuance costs — Mergers	—	—	—	(3,796)	—	—	(3,796)	—	(3,796)
Capital distributions	—	—	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	(88,458)	—	(88,458)	(489)	(88,947)
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	—	(69,137)	—	(69,137)	—	(69,137)
Issuance of common stock — settlement of RSUs, net of tax	—	1,347,550	13	(15,897)	—	—	(15,884)	—	(15,884)
Share-based compensation expense	—	—	—	69,202	—	—	69,202	—	69,202
Total other comprehensive income	—	—	—	—	—	47,885	47,885	459	48,344
Balance as of December 31, 2017	—	519,173,142	5,192	8,602,603	(157,595)	47,885	8,498,085	151,790	8,649,875
Capital distributions	—	—	—	—	—	—	—	(4,020)	(4,020)
Net loss	—	—	—	—	(4,927)	—	(4,927)	(86)	(5,013)
Dividends and dividend equivalents declared ($0.44 per share)	—	—	—	—	(230,072)	—	(230,072)	—	(230,072)
Issuance of common stock — settlement of RSUs, net of tax	—	1,069,798	10	(9,255)	—	—	(9,245)	—	(9,245)
Share-based compensation expense	—	—	—	29,499	—	—	29,499	—	29,499
Total other comprehensive income	—	—	—	—	—	(60,774)	(60,774)	(1,064)	(61,838)
Redemption of OP Units for common stock	—	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of December 31, 2018	—	520,647,977	5,206	8,629,462	(392,594)	(12,963)	8,229,111	140,075	8,369,186
Capital distributions	—	—	—	—	—	—	—	(3,074)	(3,074)
Net income	—	—	—	—	145,463	—	145,463	1,648	147,111
Dividends and dividend equivalents declared ($0.52 per share)	—	—	—	—	(277,457)	—	(277,457)	—	(277,457)
Issuance of common stock — settlement of RSUs, net of tax	—	910,452	9	(8,173)	—	—	(8,164)	—	(8,164)
Issuance of common stock — settlement of 2019 Convertible Notes		12,553,864	126	229,818	—	—	229,944	—	229,944
Issuance of common stock, net		1,957,139	20	55,243	—	—	55,263	—	55,263
Share-based compensation expense	—	—	—	16,724	—	—	16,724	1,434	18,158
Total other comprehensive loss	—	—	—	—	—	(261,357)	(261,357)	(3,532)	(264,889)
Redemption of OP Units for common stock	—	5,573,293	55	87,120	—	(2,280)	84,895	(84,895)	—
Balance as of December 31, 2019	—	541,642,725	$5,416	$9,010,194	$(524,588)	$(276,600)	$8,214,422	$51,656	$8,266,078
The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating Activities:
Net income (loss)	$147,111	$(5,013)	$(105,826)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	533,719	560,541	309,578
Share-based compensation expense	18,158	29,499	81,203
Amortization of deferred leasing costs	10,621	11,258	12,143
Amortization of deferred financing costs	39,259	27,191	22,271
Amortization of debt discounts	7,343	9,124	1,390
Provisions for impairment	14,210	6,709	2,231
Gain on sale of property, net of tax	(96,336)	(49,682)	(33,896)
Change in fair value of derivative instruments	1,913	12,039	5,845
Other noncash amounts included in net income (loss)	(6,569)	6,342	(2,940)
Changes in operating assets and liabilities:
Other assets, net	(10,890)	(14,083)	(10,605)
Accounts payable and accrued expenses	5,207	(26,643)	(10,294)
Resident security deposits	(1,208)	2,306	3,281
Other liabilities	(408)	(8,347)	(11,411)
Net cash provided by operating activities	662,130	561,241	262,970

Investing Activities:
Cash and restricted cash acquired in the Mergers (Note 15)	—	—	203,508
Amounts deposited and held by others	(395)	9,074	2,513
Acquisition of single-family residential properties	(586,075)	(252,391)	(228,499)
Initial renovations to single-family residential properties	(57,437)	(45,733)	(42,625)
Other capital expenditures for single-family residential properties	(164,244)	(141,688)	(58,456)
Proceeds from sale of single-family residential properties	855,583	490,699	205,980
Purchases of investments in debt securities	—	(211,737)	(95,174)
Repayment proceeds from retained debt securities	49,960	224,035	79,292
Other investing activities	4,834	(9,266)	(1,846)
Net cash provided by investing activities	102,226	62,993	64,693

Financing Activities:
Proceeds from IPO, net of underwriting discounts	—	—	1,692,058
IPO costs paid	—	—	(2,757)
Merger costs paid	—	—	(3,796)
Payment of dividends and dividend equivalents	(276,681)	(230,072)	(68,997)
Distributions to non-controlling interests	(3,074)	(4,020)	(61)
Payment of taxes related to net share settlement of RSUs	(8,164)	(9,245)	(15,884)
Payments on credit facilities	—	—	(2,321,585)
Proceeds from mortgage loans	—	4,234,483	1,861,447
Payments on mortgage loans	(997,421)	(4,579,594)	(2,951,008)

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Proceeds from secured term loan	403,464	—	—
Proceeds from term loan facility	—	—	1,500,000
Proceeds from revolving facility	485,000	285,000	135,000
Payments on revolving facility	(485,000)	(320,000)	(100,000)
Proceeds from issuance of common stock, net	55,263	—	—
Deferred financing costs paid	(2,613)	(55,681)	(54,576)
Other financing activities	(8,876)	(1,676)	(1,153)
Net cash used in financing activities	(838,102)	(680,805)	(331,312)

Change in cash, cash equivalents, and restricted cash	(73,746)	(56,571)	(3,649)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	359,991	416,562	420,211
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$286,245	$359,991	$416,562

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$322,085	$335,973	$226,306
Cash paid for income taxes	2,781	2,069	2,525
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,365	N/A	N/A

Noncash investing and financing activities:
Accrued renovation improvements at period end	$13,382	$7,189	$8,715
Accrued residential property capital improvements at period end	11,520	7,189	7,282
Transfer of residential property, net to other assets, net for held for sale assets	545,448	441,005	76,801
Reclassification of IPO costs from other assets to additional paid-in capital	—	—	2,969
Change in other comprehensive income (loss) from cash flow hedges	(266,676)	(73,242)	46,624
ROU assets obtained in exchange for operating lease liabilities	1,721	N/A	N/A
Capital leases	N/A	2,209	—
Net settlement of 2019 Convertible Notes in shares of common stock	229,944	—	—

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
Prior to our initial public offering (“IPO”), we conducted our business through a combination of entities (the “Invitation Homes Partnerships”) formed by Blackstone Real Estate Partners VII L.P. (“BREP VII”), an investment fund sponsored by The Blackstone Group L.P., along with BREP VII’s affiliated side-by-side funds and co-investment vehicles (“BREP VII and Affiliates”). During this time, the Invitation Homes Partnerships and INVH LP were under the common control of BREP VII and Affiliates. BREP VII and Affiliates had the ability to control each of the Invitation Homes Partnerships and manage and operate the Invitation Homes Partnerships through the Manager and a common board of directors. As such, prior to the IPO our historical financial statements include assets, liabilities, and results of operations of INVH LP and the Invitation Homes Partnerships and their consolidated subsidiaries on a combined and consolidated basis.
In preparation for our IPO, INVH was incorporated in the State of Delaware on October 4, 2016. From inception through the date of the IPO, INVH did not engage in any business or activity. Additionally, INVH LP and its general partner Invitation Homes OP GP LLC (the “OP General Partner”) were formed on December 14, 2016, and INVH LP began negotiating and entering into certain debt and hedge instruments upon its inception in anticipation of our IPO.
On February 6, 2017, INVH completed the IPO, changed its jurisdiction of incorporation to Maryland, and amended its charter to provide for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, $0.01 par value per share. In connection with certain pre-IPO reorganization transactions, INVH LP became (1) owned by INVH directly and through INVH’s wholly owned subsidiary, the OP General Partner, and (2) the owner of all of the assets, liabilities, and operations of the Invitation Homes Partnerships. These transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
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
In connection with the Mergers, each outstanding SWH common share was converted into shares of our common stock and each outstanding unit of SWH Partnership was converted into common units of limited partnership interests in INVH LP. Our limited partnership interests consist of the aforementioned common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of December 31, 2019, INVH owns a 99.4% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Subsequent to the date of the pre-IPO reorganization transactions, these consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. Prior to the date of the pre-IPO reorganization transactions, these consolidated financial statements include the combined accounts of INVH LP and the Invitation Homes Partnerships and their wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
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
As described in Note 5, as a result of the Mergers we acquired an investment in a joint venture with the Federal National Mortgage Association (“FNMA”), which is a voting interest entity. We do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies. Additionally, FNMA holds certain substantive participating rights that preclude the presumption of control by us; as such, we account for our investment using the equity method. In connection with the Mergers, we initially recorded this investment at fair value in connection with purchase accounting as described in Note 15 and have subsequently adjusted for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities in our consolidated statements of cash flows.
Non-controlling interests represent the OP Units held by a third party at the Merger Date and any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2019 and 2018, and the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017 include an allocation of the net income (loss) attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Adoption of New Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), (the “New Lease Standard”), which requires lessees to recognize assets and liabilities on the balance sheets for the rights and obligations created by all leases with terms of more than one year. Lessor accounting remains similar to previous GAAP, while aligning with ASC 606, Revenue from Contracts with Customers (“ASC 606”).
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
As a lessee, adoption of the New Lease Standard resulted in the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases on our consolidated balance sheet; however, our accounting for finance leases remains substantially unchanged. On January 1, 2019, we recorded the cumulative effect of adoption of the New Lease Standard on our consolidated balance sheet which resulted in an increase in other assets and other liabilities of $14,118 and $14,118, respectively.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements for certain financial instruments. This guidance reduces the need for certain disclosure language related to our Level 3 financial instruments and adds additional disclosure requirements for significant unobservable inputs used in the calculation of fair values of Level 3 financial instruments. We adopted this standard as of October 1, 2019, and it did not have a material impact on our consolidated financial statements.
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
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of approximately 80,000 single-family residential properties in 16 markets across the United States as of December 31, 2019:

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

•
Cost Capitalization: We incur costs to acquire, stabilize, and prepare our single-family residential properties to be leased. We capitalize these costs as a component of our investment in each single-family residential property, using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing our properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities, HOA fees, and a portion of the salaries and benefits of the Manager’s employees who are directly responsible for the execution of our stabilization activities. The capitalization period associated with our stabilization activities begins at the time that such activities commence and concludes at the time that a single-family residential property is available to be leased.

Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home, a portion of the salaries and benefits of the Manager’s employees who are directly responsible for such improvements,

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

and for certain furniture and fixtures additions. The determination of which costs to capitalize requires significant judgment. Accordingly, many factors are considered as part of our evaluation processes with no one factor necessarily determinative.

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

•
Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2019 and 2018, we classified $116,529 and $154,077, respectively, as held for sale assets in our consolidated balance sheets (see Note 5).

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
Restricted Cash
Restricted cash represents cash deposited in accounts related to certain rent deposits and collections, security deposits, property taxes, insurance premiums and deductibles, and capital expenditures (see Note 4). Amounts deposited in the reserve accounts associated with the mortgage loans and secured term loan can only be used as provided for in the respective loan agreements (see Note 6), and security deposits held pursuant to lease agreements are required to be segregated. Accordingly, these items are separately presented within our consolidated balance sheets.
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
Investments in Equity Securities
Investments in equity securities without a readily determinable fair value are presented within other assets, net on our consolidated balance sheets (see Note 5). These investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investment in the same issuer. Unrealized gains and losses are included in other, net in the consolidated statements of operations.
Deferred Financing Costs
Costs incurred that are directly attributable to procuring external financing are deferred and amortized over the term of the related financing arrangement as interest expense in the consolidated statements of operations. Costs that are deferred for the procurement of such financing are presented either as an asset in other assets, net when associated with a revolving debt instrument and prior to funding of a loan or as a liability in mortgage loans, net, secured term loan, net, or term loan facility, net, when associated with other indebtedness. Unamortized financing costs are charged to earnings when debt is retired before the maturity date.
Convertible Senior Notes
ASC 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with Mergers, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate as of the Merger Date (see Note 6). The resulting discount from the outstanding principal balance of the convertible senior notes is being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense in the consolidated statement of operations for the years ended December 31, 2019, 2018, and 2017.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. We elected the practical expedient not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with the New Lease Standard for the year ended December 31, 2019, and in accordance with previous GAAP for the years ended December 31, 2018 and 2017.
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the year ended December 31, 2019, rental revenues and other property income includes $92,759 of variable lease payments. Sales taxes and other similar taxes assessed by governmental authorities that we collect from residents are excluded from our rental revenues and other property income.
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
We have elected the practical expedient under which the lease components of our office and vehicle fleet leases are not separated from the nonlease components. ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. We use our incremental borrowing rate to calculate the present value of our lease payments.
We have elected the short-term lease recognition exemption for our office equipment leases and therefore do not record these leases on our consolidated balance sheets. These office equipment leases are not material to our consolidated financial statements.
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
Goodwill
In connection with the Mergers, we recorded goodwill, which is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31st, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2019, no impairment of goodwill has been recorded.

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
Earnings Per Share
We present both basic and diluted earnings (loss) per common share (“EPS”) in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders for the period by the weighted-average number of shares of common stock outstanding for the period, excluding non-vested share-based awards. Our share-based awards consist of restricted stock units (“RSUs”), including certain RSUs that contain performance and market based vesting conditions (“PRSUs”), and Outperformance Awards (as defined in Note 10) (see Share-Based Compensation Expense below). Diluted EPS reflects the maximum potential dilution that could occur from non-vested share-based awards and the convertible senior notes using the “if-converted” method. For diluted EPS, the numerator is adjusted for any changes in net income (loss) that would result from the assumed conversion of these potential shares of common stock. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.
All outstanding non-vested share-based awards with nonforfeitable rights to dividends or dividend equivalents that participate in undistributed earnings with common stock are considered participating securities, as identified in Note 10. As such, the two-class method of computing EPS is required, unless another method is determined to be more dilutive. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating securities according to dividends or dividend equivalents and participation rights in undistributed earnings in periods when we have net income.
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
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

related interest rate caps are intended to offset each other. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month London Interbank Offered Rate (“LIBOR”) (or a comparable or successor rate). We have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
The fair value of Hedging Derivatives that are in an asset position are included in other assets, net and those in a liability position are included in other liabilities in our consolidated balance sheets. For Non-Designated Hedges, changes in fair value are reflected within interest expense in the consolidated statements of operations. For Designated Hedges, changes in fair value are reported as a component of other comprehensive income (loss) in our consolidated balance sheets and reclassified into earnings as interest expense in our consolidated statements of operations when the hedged transactions affect earnings. See Note 7 for further discussion of derivative financial instruments.
Share-Based Compensation Expense
Prior to the IPO, we recognized share-based compensation expense for incentive compensation units granted by the Invitation Homes Partnerships (the “Class B Units”), all of which were canceled or converted into other interests in connection with the IPO (see Note 10). Subsequent to the IPO, we have issued shared-based awards that settle in shares of common stock.
We recognize share-based compensation expense for share-based awards based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche. The grant-date fair value of RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for PRSUs and Outperformance Awards with market condition vesting criteria are based on Monte-Carlo option pricing models. Compensation expense for shared-based awards with performance conditions is adjusted based on the probable outcome of the performance conditions as of each reporting period.
Additional compensation expense is recognized if modifications to existing share-based award agreements result in an increase in the post-modification fair value of the units that exceeds their pre-modification fair value. Share-based compensation expense is presented as components of general and administrative expense and property management expense in our consolidated statements of operations. See Note 10 for further discussion of share-based compensation expense.
Income Taxes
As a result of the pre-IPO reorganization transactions, the following occurred: (1) the Invitation Homes Partnerships transferred all assets, liabilities, and operations to INVH through certain mergers and related transactions; and (2) INVH became subject to the REIT election made by one of the Invitation Homes Partnerships (the “Predecessor REIT”) during the taxable year ended December 31, 2013. Following the Mergers on November 16, 2017, the assets and income derived from the assets acquired from SWH became the assets and income of INVH.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

federal income tax treatment, and we may be subject to state or local taxation in various state or local jurisdictions, including those in which we transact business. Any taxes imposed on us reduce our operating cash flow and net income.
As part of the formation of INVH, each of the Invitation Homes Partnerships (excluding the Predecessor REIT) transferred assets into INVH solely in exchange for shares of common stock. Certain of the assets contributed contained built-in gains. Prior to the pre-IPO reorganization transactions, the contributing partnerships had indirect C corporation partners to which a portion of the built-in gain would be allocated. As a result, if we dispose of any such assets during the five-year period following the date the REIT acquired such assets, we will be subject to the regulations under Section 337(d) of the Code. In general terms, such regulations subject the REIT to the maximum corporate level tax rate on the lesser of (i) such built-in gains and (ii) the gain recognized by the REIT upon a taxable disposition of the contributed assets. We may, however, choose not to sell such assets during such five-year period or to sell them in a non-taxable transaction. As such, the potential taxes associated with these built-in gains are not estimable.
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
We file income tax returns in the United States federal jurisdiction as well as various state and local jurisdictions. Our filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires, with open tax years varying based upon the date of incorporation of the specific entity. The years open to examination range from 2016 to present.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provision of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes net operating income as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on growing accretively in high-growth locations where we have greater scale and density.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how companies will measure credit losses for certain financial assets, excluding receivables arising from operating leases. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. The new standard will be effective for annual reporting periods beginning after December 15, 2019, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2018 and interim periods within that reporting period. We do not anticipate the adoption of this standard to have a material impact on our consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2019	December 31, 2018
Land	$4,499,346	$4,561,441
Single-family residential property	13,121,179	13,026,317
Capital improvements	513,269	525,670
Equipment	113,370	116,546
Total gross investments in the properties	18,247,164	18,229,974
Less: accumulated depreciation	(2,003,972)	(1,543,914)
Investments in single-family residential properties, net	$16,243,192	$16,686,060

As of December 31, 2019 and 2018, the carrying amount of the residential properties above includes $119,608 and $120,438, respectively, of capitalized acquisition costs (excluding purchase price), along with $65,747 and $66,449, respectively, of capitalized interest, $25,565 and $25,670, respectively, of capitalized property taxes, $4,616 and $4,694, respectively, of capitalized insurance, and $2,836 and $2,779, respectively, of capitalized HOA fees.
During the years ended December 31, 2019, 2018, and 2017, we recognized $529,205, $511,988, and $297,627, respectively, of depreciation expense related to the components of the properties, $0, $37,517, and $8,223, respectively, of amortization related to in-place lease intangible assets, and $4,514, $11,036, and $3,728, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2019, 2018, and 2017, impairments totaling $14,210, $6,709, and $2,231, respectively, have been recognized and are included in impairment and other in the consolidated statements of operations.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$92,258	$144,940
Restricted cash	193,987	215,051
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$286,245	$359,991

Pursuant to the terms of the mortgage loans and Secured Term Loan (as defined in Note 6), we are required to establish, maintain, and fund from time to time (generally either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our mortgage loans and Secured Term Loan are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that we are required to segregate. We are also required to hold letters of credit by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts, as of December 31, 2019 and 2018, are set forth in the table below. As of December 31, 2019 and 2018, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	December 31, 2019	December 31, 2018
Resident security deposits	$148,186	$150,346
Collections	24,034	26,677
Property taxes	10,443	26,163
Capital expenditures	5,627	5,269
Letters of credit	3,459	3,444
Special and other reserves	2,238	3,152
Total	$193,987	$215,051

Note 5—Other Assets
As of December 31, 2019 and 2018, the balances in other assets, net are as follows:

	December 31, 2019	December 31, 2018
Investments in debt securities, net	$316,991	$366,599
Held for sale assets(1)	116,529	154,077
Investment in unconsolidated joint venture	54,778	56,622
Prepaid expenses	32,106	30,970
Rent and other receivables, net	25,244	33,117
ROU lease assets — operating and finance, net	13,768	N/A
Corporate fixed assets, net	9,825	11,792
Deferred leasing costs, net	7,427	6,316
Deferred financing costs, net	2,765	5,134
Derivative instruments (Note 7)	1,643	75,405
Amounts deposited and held by others	1,348	1,010
Other	22,842	18,128
Total	$605,266	$759,170

(1)	As of December 31, 2019 and 2018, 478 and 738 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $316,991, net of unamortized discounts of $2,641, as of December 31, 2019. These investments in debt securities are classified as held to maturity investments. As of December 31, 2019 and 2018, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive loss. As of December 31, 2019, our retained certificates are scheduled to mature over the next two months to eight years.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Investment in Unconsolidated Joint Venture
We own a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval of major decisions. As of December 31, 2019 and 2018, the joint venture owned 641 and 754 properties, respectively.
Rent and Other Receivables
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements.
ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of December 31, 2019:

	December 31, 2019
	Operating Leases	Finance Leases
Other assets	$12,552	$1,216
Other liabilities	13,787	1,210
Weighted average remaining lease term	3.8 years	2.0 years
Weighted average discount rate	4.0%	4.0%
Deferred Financing Costs, net
In connection with our Revolving Facility (as defined in Note 6), we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our consolidated balance sheets. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of December 31, 2019 and 2018, the unamortized balances of these deferred financing costs are $2,765 and $5,134, respectively.
Investment in Equity Securities
On May 15, 2018, a convertible promissory note that we acquired on March 12, 2018 converted into equity securities without a readily determinable fair value. We have elected to measure the investment at cost, less any impairment, plus or minus changes resulting from observable price changes for an identical or similar investment in the same issuer. As of December 31, 2019 and 2018, the carrying amount of our investment in equity securities was $16,650 and $10,170, respectively, and is included within other in the table above. During the year ended December 31, 2019, we recorded $6,480 of unrealized gains on our investment in equity securities which is included in other, net in the consolidated statement of operations. No unrealized gains or losses were recorded during the year ended December 31, 2018.

Note 6—Debt
Mortgage Loans
Our securitization transactions (the “Securitizations” or the “mortgage loans”) are collateralized by certain homes owned by the respective Borrower Entities. We utilize the proceeds from our securitizations to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into Securitization reserve accounts; (iii) closing costs in connection with the mortgage loans; and (iv) general costs associated with our operations.
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2019 and 2018:

					Outstanding Principal Balance(4)
	Origination Date	Maturity Date(1)	Interest Rate(2)	Range of Spreads(3)	December 31, 2019	December 31, 2018
CSH 2016-2	N/A	June 7, 2019	—%	N/A	$—	$442,614
IH 2017-1(5)	April 28, 2017	June 9, 2027	4.23%	N/A	995,520	995,826
SWH 2017-1(6)	September 29, 2017	October 9, 2020	3.32%	102-347 bps	744,092	764,685
IH 2017-2(6)	November 9, 2017	December 9, 2020	2.90%	91-186 bps	624,475	856,238
IH 2018-1(6)(7)	February 8, 2018	March 9, 2020	2.87%	76-206 bps	793,720	911,827
IH 2018-2(6)(8)	May 8, 2018	June 9, 2020	3.11%	95-230 bps	957,135	1,035,749
IH 2018-3(6)(8)	June 28, 2018	July 9, 2020	3.15%	105-230 bps	1,213,035	1,296,959
IH 2018-4(6)	November 7, 2018	January 9, 2021	3.18%	115-225 bps	938,430	959,578
Total Securitizations					6,266,407	7,263,476
Less: deferred financing costs, net					(27,946)	(61,822)
Total					$6,238,461	$7,201,654

(1)
Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2019. For all other mortgage loans, the maturity dates above reflect all extensions that have been exercised.

(2)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of December 31, 2019, LIBOR was 1.76%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(3)	Range of spreads is based on outstanding principal balances as of December 31, 2019.

(4)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(5)	Net of unamortized discount of $2,641 and $2,993 as of December 31, 2019 and 2018, respectively.

(6)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1 and IH 2017-2 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(7)	On December 3, 2019, we submitted a notification to request an extension of the maturity of the IH 2018-1 mortgage loan from March 9, 2020 to March 9, 2021 upon approval.

(8)
On February 7, 2020, we made voluntary prepayments of $15,000 and $60,000 on outstanding borrowings with unrestricted cash on hand against the outstanding balances of IH 2018-2 and IH 2018-3, respectively (see Note 17).

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2019 and 2018, a total of 37,040 and 41,644 homes, respectively, with a net book value of $7,137,576 and $8,385,430, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third party lender sold each loan it originated to individual depositor entities (the “Depositor Entities”) who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). The Depositor Entities for our currently outstanding Securitizations are wholly owned subsidiaries. We accounted for the transfers of the individual Securitizations from the wholly owned Depositor Entities to the respective Trusts as sales under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were both originated by the lender and immediately transferred at the same fair market value.
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
Retained Certificates
As the Trusts made Certificates available for sale to both domestic and foreign investors, sponsors of the mortgage loans are required to retain a portion of the risk that represents a material net economic interest in each loan pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934, as amended. As such, loan sponsors are required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date.
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
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $316,991 and $366,599 as of December 31, 2019 and 2018, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2019, and through the date our consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2019, 2018, and 2017, we made voluntary and mandatory prepayments of $997,421, $4,579,594, and $2,951,008, respectively, under the terms of the mortgage loan agreements. During the year ended December 31, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the year ended December 31, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, CAH 2015-1, CSH 2016-1, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans. During the year ended December 31, 2017, prepayments included the full repayment of the IH 2013-1, IH 2014-1, IH 2014-2, and IH 2014-3 mortgage loans.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2019 and 2018:

	Maturity Date	Interest Rate(1)	December 31, 2019	December 31, 2018
Secured Term Loan	June 9, 2031	3.59%	$403,464	$—
Deferred financing costs, net			(2,486)	—
Secured Term Loan, net			$400,978	$—

(1)
The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.

Collateral
As of December 31, 2019, a total of 3,333 homes with a net book value of $734,759 are included in the Secured Term Loan’s collateral pool. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2019, and through the date our consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. As of December 31, 2019, no such prepayments have been made.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of December 31, 2019 and 2018:

	Maturity Date	Interest Rate(1)	December 31, 2019	December 31, 2018
Term Loan Facility	February 6, 2022	3.46%	$1,500,000	$1,500,000
Deferred financing costs, net			(6,253)	(9,140)
Term Loan Facility, net			$1,493,747	$1,490,860

Revolving Facility	February 6, 2021	3.51%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2019, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 1.76%.

Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. The margin is based on a total leverage based grid. The margin for the Revolving Facility ranges from 0.75% to 1.30% in the case of base rate loans, and 1.75% to 2.30% in the case of LIBOR rate loans. The margin for the Term Loan Facility ranges from 0.70% to 1.30% in the case of base rate loans, and 1.70% to 2.30% in the case of LIBOR rate loans. In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc. (an “Investment Grade Rating Event”), we may elect to convert to a credit rating based pricing grid.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of December 31, 2019, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2019 and 2018:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	December 31, 2019	December 31, 2018
2019 Convertible Notes	—%	—%	N/A	July 1, 2019	N/A	$—	$229,993
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	2.04 years	345,000	345,000
Total						345,000	574,993
Net unamortized fair value adjustment						(10,701)	(17,692)
Total						$334,299	$557,301

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

(2)
The conversion rate as of December 31, 2019 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of the Mergers. As of December 31, 2019, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. For the years ended December 31, 2019, 2018, and 2017, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5,586, $11,057, and $1,384, respectively.
As of December 31, 2019, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds their principal amount by $107,560 as of December 31, 2019 as the closing market price of our common stock of $29.97 per common share (actual $) exceeds the implicit conversion price. For the years ended December 31, 2019, 2018, and 2017, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $16,929, $16,690, and $2,088, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2019:

Year	Mortgage Loans(1)	Secured Term Loan	Term Loan Facility	Revolving Facility	Convertible Senior Notes	Total
2020	$4,332,457	$—	$—	$—	$—	$4,332,457
2021	938,430	—	—	—	—	938,430
2022	—	—	1,500,000	—	345,000	1,845,000
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
Thereafter	995,520	403,464	—	—	—	1,398,984
Total	6,266,407	403,464	1,500,000	—	345,000	8,514,871
Less: deferred financing costs, net	(27,946)	(2,486)	(6,253)	—	—	(36,685)
Less: unamortized fair value adjustment	—	—	—	—	(10,701)	(10,701)
Total	$6,238,461	$400,978	$1,493,747	$—	$334,299	$8,467,485

(1)	The maturity dates of the obligations are reflective of all extensions that have been exercised.
Note 7—Derivative Instruments
From time to time, we enter into derivative instruments to manage the economic risk of changes in interest rates. We do not enter into derivative transactions for speculative or trading purposes. Designated Hedges are derivatives that meet the criteria for hedge accounting and that we have elected to designate as hedges. Non-Designated Hedges are derivatives that do not meet the criteria for hedge accounting or that we did not elect to designate as hedges.
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, each of our swap agreements is indexed to LIBOR and is designated for hedge accounting purposes. LIBOR is set to expire at the end of 2021, and we will work with the counterparties to our swap agreements to adjust each floating rate to a comparable or successor rate. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

forecasted transactions affect earnings. Prior to January 31, 2017, all swaps were accounted for as non-designated hedges as the criteria for designation had not been met at that time.
In addition, in connection with the Mergers, we acquired various interest rate swap instruments, which we designated for hedge accounting purposes. On the Merger Date, we recorded these interest rate swaps at their aggregate estimated fair value of $21,135. Over the terms of each of these swaps, an amount equal to the Merger Date fair value will be amortized and reclassified into earnings.
The table below summarizes our interest rate swap instruments as of December 31, 2019:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	$750,000
December 11, 2019(1)	February 28, 2017	December 31, 2024	1.74%	One month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One month LIBOR	595,000
January 20, 2017	February 28, 2017	March 9, 2020	1.60%	One month LIBOR	325,000
January 10, 2017	January 15, 2019	January 15, 2020	1.93%	One month LIBOR	550,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019(2)	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
December 9, 2019(3)	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

(1)	On December 11, 2019, we modified an interest rate swap instrument to extend the maturity date from January 31, 2022 to December 31, 2024 with a decrease in the strike rate from 1.97% to 1.74%.

(2)
On February 15, 2019, we terminated an interest rate swap instrument and simultaneously entered into a new interest rate swap instrument with identical economic terms, except that the strike rate increased 2 bps, from 2.21% to 2.23%, and collateral posting requirements were removed.

(3)	On December 9, 2019, we modified the start date of an interest rate swap instrument from January 31, 2020 to July 15, 2021. We paid the counterparty $8,239 in connection with this modification.

During the years ended December 31, 2019, 2018, and 2017, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $44,887 will be reclassified to earnings as a decrease in interest expense.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with the Mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.24% to 5.31%.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2019	December 31, 2018	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$1,643	$74,929	Other liabilities	$275,679	$90,527

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	476	Other liabilities	—	440
Total		$1,643	$75,405		$275,679	$90,967

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2019 and 2018:

	December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1,643	$—	$1,643	$(1,054)	$—	$589
Offsetting liabilities:
Derivatives	$275,679	$—	$275,679	$(1,054)	$—	$274,625

	December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,405	$—	$75,405	$(30,374)	$—	$45,031
Offsetting liabilities:
Derivatives	$90,967	$—	$90,967	$(30,374)	$—	$60,593

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive loss and the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017:

	Amount of Gain (Loss) Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2019	2018	2017		2019	2018	2017	2019	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(244,126)	$(43,211)	$31,636	Interest expense	$20,763	$18,627	$(16,708)	$367,173	$383,595	$256,970

	Location of Loss Recognized in Net Income (Loss) on Derivative	Amount of Loss Recognized in Net Income (Loss) on Derivative
		For the Years Ended December 31,
		2019	2018	2017
Derivatives not designated as hedging instruments:
Interest rate swaps	Interest expense	$—	$—	$(3,674)
Interest rate caps	Interest expense	(126)	(641)	(364)
Total		$(126)	$(641)	$(4,038)

Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2019, the fair value of certain derivatives in a net liability position was $274,625. If we had breached any of these provisions at December 31, 2019, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $289,228.
As of December 31, 2018, we had not posted any collateral for our interest rate swap agreements as the conditions specified in the derivative agreements that require such funding did not exist. As of December 31, 2019, none of our derivative agreements contain provisions that require us to post collateral deposits.
Note 8—Equity
Stockholders’ Equity
As of December 31, 2019, we have issued 541,642,725 shares of common stock to the public, the pre-IPO owners, in settlement of RSUs (see Note 10), and in conversion of the 2019 Convertible Notes and vested OP Units. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets and statements of equity.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

During the years ended December 31, 2019, 2018, and 2017, we issued 20,994,748, 1,474,835, and 519,173,142 shares of common stock, respectively. As of December 31, 2019, 3,463,285 outstanding OP Units are redeemable.
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
The following table summarizes our dividends declared from January 1, 2018 through December 31, 2019:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q4-2019	November 13, 2019	$0.13	November 27, 2019	$70,693
Q3-2019	August 15, 2019	0.13	August 30, 2019	70,465
Q2-2019	May 15, 2019	0.13	May 31, 2019	68,334
Q1-2019	February 13, 2019	0.13	February 28, 2019	67,965
Q4-2018	November 14, 2018	0.11	November 30, 2018	57,518
Q3-2018	August 16, 2018	0.11	August 31, 2018	57,563
Q2-2018	May 15, 2018	0.11	May 31, 2018	57,559
Q1-2018	February 13, 2018	0.11	February 28, 2018	57,432

On January 30, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on February 12, 2020, which is payable on February 28, 2020 (see Note 17).
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the year ended December 31, 2019, we sold 1,957,139 shares of our common stock under our ATM Equity Program, generating net proceeds of $55,263 after giving effect to Agent commissions and other costs totaling $1,696. As of December 31, 2019, $743,041 remains available for future offerings under the ATM Equity Program.
Combined Equity
Prior to the IPO, our business was conducted through the Invitation Homes Partnerships, which did not have a common capital structure. However, the same board of directors was responsible for directing the significant activities of the Invitation Homes Partnerships and INVH LP on a combined basis. Profits and losses, and cash distributions were allocated in accordance with the terms of each entity’s respective organizational documents.
As further described in Note 10, we granted certain individuals incentive compensation units in the Invitation Homes Partnerships, the Class B Units, that were accounted for as a substantive class of equity due to the terms of the agreements and rights of the holders. As a result of the pre-IPO reorganization transactions, all components of this combined equity were converted into shares of our common stock, and all Class B Units were either canceled or converted into interests in other entities.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 9—Related Party Transactions
Management Services
One of our consolidated subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the years ended December 31, 2019, 2018, and 2017, we earned $2,823, $2,834, and $385, respectively, of management fees which are included in other, net in the accompanying consolidated statements of operations.
Note 10—Share-Based Compensation
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares. Our share-based awards consist of time-vesting RSUs, PRSUs, and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for EPS purposes, and PRSUs and Outperformance Awards are not.

Share-Based Awards
The following summarizes our share-based award activity since the IPO, including annual and other award activity, RSUs and restricted stock awards (“RSAs”) issued in connection with the IPO, RSUs issued and assumed in connection with the Mergers, and the Outperformance Awards.
Annual Long Term Incentive Plan (“LTIP”):

•
Annual LTIP Awards Granted: During the years ended December 31, 2019, 2018, and 2017, we granted 534,547, 644,733, and 874,410 RSUs, respectively, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The LTIP awards issued during the year ended December 31, 2017 are divided into three tranches (“Tranche 1,” “Tranche 2,” and “Tranche 3”), which vest over periods ranging from one to four years.

The time-vesting RSUs granted during the years ended December 31, 2019 and 2018 vest in three equal annual installments based on an anniversary date of March 1, 2019 and March 31, 2018, respectively. The time-vesting RSUs granted during the year ended December 31, 2017 vest in installments based on an anniversary date of March 1, 2017 as follows: Tranche 1 on the first anniversary; Tranche 2 in two equal installments on each of the first and second anniversaries; and Tranche 3 in four equal installments on each of the first four anniversaries.

The PRSUs granted during the years ended December 31, 2019 and 2018 may be earned based on the achievement of certain measures over a three year performance period. The PRSUs granted during the year ended December 31, 2017 may be earned based on the achievement of certain measures over an approximate one year, two year, or three year performance period, correlated to Tranche 1, Tranche 2, and Tranche 3, respectively. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned and vest after the end of the performance period on the date on which the performance results are certified (a “Certification Date”) by our compensation and management development committee (the “Compensation Committee”), except for Tranche 3 of the 2017 LTIP Awards of which 50% vests at the Certification Date and 50% on December 31, 2020.

All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

•
PRSU Results: During the years ended December 31, 2019 and 2018, certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 23,392 and 39,871 shares of common stock, respectively. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 52,896 awards during the year ended December 31, 2019. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.

Other Awards

•
Director Awards: During the year ended December 31, 2019, we granted 53,704 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2020 annual stockholders meeting, subject to continued service on the board of directors through such date. During the years ended December 31, 2018 and 2017, INVH issued 52,114 and 69,875 time-vesting RSUs, which awards fully vested on the dates of INVH’s 2019 and 2018 annual stockholders meetings, respectively.

•
Merger-Related Awards: During the year ended December 31, 2018, the grant date was established for 168,184 PRSUs issued in connection with the Mergers. These Merger-related PRSUs may be earned based on the achievement of certain measures over performance periods that began on the Merger Date and end approximately one and a half to three years thereafter. The number of Merger-related PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. During the year ended December 31, 2019, 77,926 of such PRSUs were forfeited, and 90,258 remain outstanding as of December 31, 2019. In general, the remaining outstanding Merger-related PRSUs are earned on the applicable Certification Date and will vest on the later of the Certification Date or the originally scheduled vesting date. During the year ended December 31, 2017, in connection with the Mergers, INVH issued 150,927 time-vesting awards which were scheduled to vest over a three year service period beginning on the Merger Date. During the year ended December 31, 2019, vesting of all remaining time-vesting merger-related awards was accelerated in accordance with the terms of the award agreement; and no such time-vesting merger-related awards remain outstanding as of December 31, 2019.

•
Bonus and Retention Awards: During the year ended December 31, 2018, we granted 136,941 RSUs to employees (the “2018 Bonus Awards”). Each of the 2018 Bonus Awards is a time-vesting award which vests in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date. During the year ended December 31, 2017, we granted 307,327 RSUs (the “Retention Awards”) each of which award is a time-vesting award with service periods, as amended, ranging from two years to four years.

IPO Related: In connection with the IPO, we issued the following RSAs and RSUs:

•
Conversion of Pre-IPO Awards: In January 2017, as more fully described below, certain of the Class B Units were converted into 62,529 RSAs, all of which have vested in accordance with the original terms of the Class B Unit award agreements as of December 31, 2019.

Recipients of certain Class B Units were also granted bonus awards (the “IH Bonus Awards”) entitling the recipients to receive bonus payments in connection with an IPO or exit event. Upon completion of the INVH IPO, the $4,825 of IH Bonus Awards were settled in the form of 241,250 RSUs that were fully vested upon issuance.

•
Supplemental Bonus Plan: In October 2016, we established a supplemental bonus plan for certain key executives and employees (the “Supplemental Bonus Plan”). Pursuant to the Supplemental Bonus Plan, the awards became payable and the payment amount became determinable upon the completion of the IPO. In January 2017, the $59,797 of awards were converted into 2,988,120 time-vesting RSUs that generally vested in three equal annual installments, commencing on the completion of the INVH IPO and on the first and second anniversaries thereafter, unless modified in connection with the Mergers or the resulting integration. As of December 31, 2019, all Supplemental Bonus Plan awards have vested or have been forfeited.

Assumed Awards
In connection with the Mergers, we assumed the terms of award agreements governing 949,698 (as calculated in number of INVH shares of common stock) non-vested RSUs granted prior to the Mergers under SWH’s equity incentive plans. Each

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

assumed award is a time-vesting award that was issued with service periods ranging from three years to four years, unless accelerated pursuant to the original agreement or otherwise modified in connection with the Mergers or the resulting integration. As of December 31, 2019, 61,561 awards remain outstanding and are scheduled to vest in March 2020.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved one-time equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “Outperformance Awards”). The Outperformance Awards may be earned based on the achievement of rigorous absolute total shareholder return and relative total shareholder return thresholds over a three year performance period ending on March 31, 2022. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative total shareholder return components will be separately calculated, and the number of earned Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on March 31, 2022 and 25% on each of the first and second anniversaries of such date, subject to continued employment. The current aggregate $11,770 grant-date fair value of the Outperformance Awards still outstanding was determined based on Monte-Carlo option pricing models which estimate the probability of the vesting conditions being satisfied.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs (including RSAs) and PRSUs, other than Outperformance Awards, during the years ended December 31, 2019 and 2018 and the period from January 31, 2017 through December 31, 2017:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, January 31, 2017	—	$—	—	$—	—	$—
Granted	4,042,601	20.28	651,837	22.25	4,694,438	20.56
Assumed in the Mergers	949,698	23.01	—	—	949,698	23.01
Vested(2)	(2,147,554)	(19.93)	(101,448)	(22.34)	(2,249,002)	(20.04)
Forfeited / canceled	(148,843)	(20.42)	(142,287)	(22.18)	(291,130)	(21.28)
Balance, December 31, 2017	2,695,902	21.51	408,102	22.25	3,104,004	20.79
Granted	387,746	21.94	654,137	22.22	1,041,883	22.12
Vested(2)	(1,351,019)	(21.38)	(133,496)	(23.11)	(1,484,515)	(21.54)
Forfeited / canceled	(136,985)	(22.69)	(40,010)	(22.44)	(176,995)	(22.63)
Balance, December 31, 2018	1,595,644	21.63	888,733	22.09	2,484,377	21.79
Granted	242,224	23.44	369,419	24.27	611,643	23.94
Vested(2)	(1,076,025)	(21.46)	(83,938)	(21.21)	(1,159,963)	(21.45)
Forfeited / canceled	(76,774)	(22.03)	(249,138)	(21.75)	(325,912)	(21.81)
Balance, December 31, 2019	685,069	$22.48	925,076	$23.13	1,610,145	$22.86

(1)	Total share-based awards excludes Outperformance Awards.

(2)
All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the years ended December 31, 2019, 2018, and 2017 was $30,526, $33,106, and $45,528, respectively. During the years ended December 31, 2019, 2018, and 2017, vested awards include the acceleration of 295,459, 374,162, and 652,368 RSUs, respectively, pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Grant-Date Fair Values
The grant-date fair values of the RSAs, time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019			2018			2017
Expected volatility(1)	17.2%	—	17.4%	14.5%	—	17.3%	25.0%
Risk-free rate	2.25%	—	2.42%	2.38%			1.40%
Expected holding period (years)	2.84	—	2.92	2.71	—	2.84	0.52	—	2.52

(1)
Expected volatility for awards granted during the years ended December 31, 2019 and 2018 was estimated based on the historical volatility of INVH’s realized returns and the applicable index. Expected volatility for awards granted during the year ended December 31, 2017 was estimated based on the leverage adjusted historical volatility of certain of our peer companies over a historical term commensurate with the remaining expected holding period.

Profits Interests — Class B Units
Prior to the IPO, the Invitation Homes Partnerships granted incentive compensation units to certain key employees and directors, which were profits interests for United States federal income tax purposes. The Class B Units were accounted for as a substantive class of equity and contained both service based and performance based vesting criteria. Recognition of compensation expense was recorded based on whether or not the award recipient was an employee of the Manager, a wholly owned subsidiary of one of the Invitation Homes Partnerships, resulting in some awards being recognized based on grant-date fair value and others being remeasured at each reporting period until the actual vesting date as required for non-employee awards. Prior to the IPO, none of the performance based vesting criteria had been achieved, and as such through the date of the IPO, no compensation expense had been recorded for performance based Class B Units. However, the IPO triggered achievement of the performance based criteria and effectively converted all such awards into service based awards.
2017 New Class B Unit Awards: In January 2017, certain of the Invitation Homes Partnerships issued certain individuals a total of 9,838 Class B Units that were expected to vest based on terms and conditions similar to all other Class B Units.
2017 Class B Unit Conversion: The pre-IPO reorganization transactions resulted in accelerated vesting of 7,520 Class B Units held by certain unitholders which resulted in additional share-based compensation expense of $11,601 as of the date of the IPO. On January 31, 2017, in connection with the IPO, all of the Class B Units held by current employees of the Manager and certain directors (except for 3,878 fully vested Class B Units awarded to a certain unitholder) were either converted into shares of INVH common stock or canceled based on the value of the Class B Units implied by the per share price of common stock sold to the public in the IPO. As such, a total of 730 Class B Units were converted into 62,529 RSAs, and 17,669 Class B Units were canceled for no consideration. For the Class B Units converted into RSAs, vesting and other terms of the RSAs delivered in the conversion have the same vesting and other terms applicable to the corresponding Class B Units converted.
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

As of January 31, 2017, no Class B Units were outstanding.

Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2019, 2018, and 2017, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2019	2018	2017
General and administrative	$15,083	$23,999	$70,906
Property management expense	3,075	5,500	10,297
Total	$18,158	$29,499	$81,203

As of December 31, 2019, there is $22,550 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.19 years.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table displays the carrying values and fair values of financial instruments as of December 31, 2019 and 2018:

		December 31, 2019		December 31, 2018
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$316,991	$318,299	$366,599	$365,196

Liabilities carried at historical cost on the consolidated balance sheets:
Mortgage loans(2)	Level 2	$6,266,407	$6,292,261	$7,263,476	$7,235,685
Secured Term Loan(3)	Level 3	403,464	411,213	—	—
Term Loan Facility(4)	Level 3	1,500,000	1,500,444	1,500,000	1,500,773
Convertible Senior Notes(5)	Level 3	334,299	346,489	557,301	544,249

(1)	The carrying values of investments in debt securities are shown net of discount.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $27,946 and $61,822 of deferred financing costs as of December 31, 2019 and 2018, respectively.

(3)	The carrying value of the Secured Term Loan excludes $2,486 of deferred financing costs as of December 31, 2019.

(4)	The carrying value of the Term Loan Facility excludes $6,253 and $9,140 of deferred financing costs as of December 31, 2019 and 2018, respectively.

(5)	The carrying values of the Convertible Senior Notes include unamortized discounts of $10,701 and $17,692 as of December 31, 2019 and 2018, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobserverable inputs used to develop our Level 3 fair value measurements as of December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$411,213	Discounted Cash Flow	Effective Rate	3.39%
Term Loan Facility	1,500,444	Discounted Cash Flow	Effective Rate	3.16%	—	3.50%
Convertible Senior Notes	346,489	Discounted Cash Flow	Effective Rate	3.28%

(1)	Our Level 3 fair value instruments require interest only monthly payments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2019	2018	2017
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$9,255	$2,179	$2,942
Total impairments	(2,193)	(507)	(861)
Fair value	$7,062	$1,672	$2,081

	For the Years Ended December 31,
	2019	2018	2017
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$61,061	$33,609	$13,112
Total impairments	(12,017)	(6,202)	(1,370)
Fair value	$49,044	$27,407	$11,742

For additional information related to our single-family residential properties as of December 31, 2019 and 2018, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 12—Earnings per Share
We compute EPS only for the period after February 1, 2017, the date on which our common stock began trading on the New York Stock Exchange. Basic and diluted EPS are calculated as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018	February 1, 2017 through December 31, 2017
(in thousands, except share and per share data)
Numerator:
Net income (loss)	$147,111	$(5,013)	$(105,826)
Net loss for the period January 1, 2017 through January 31, 2017	—	—	16,879
Net (income) loss attributable to non-controlling interests	(1,648)	86	489
Net income (loss) attributable to common stockholders	145,463	(4,927)	(88,458)
Less: net income available to participating securities	(395)	(817)	(615)
Net income (loss) available to common stockholders — basic and diluted	$145,068	$(5,744)	$(89,073)

Denominator:
Weighted average common shares outstanding — basic	531,235,962	520,376,929	339,423,442
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,263,825	—	—
Weighted average common shares outstanding — diluted	532,499,787	520,376,929	339,423,442

Net income (loss) per common share — basic	$0.27	$(0.01)	$(0.26)
Net income (loss) per common share — diluted	$0.27	$(0.01)	$(0.26)

Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the year ended December 31, 2019, 121 incremental shares attributed to non-vested share-based awards are excluded from the denominator as their inclusion would have been anti-dilutive. For the year ended December 31, 2018 and the period from February 1, 2017 through December 31, 2017, 1,267,175, and 896,993 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the computation of diluted EPS because they are anti-dilutive.
For the years ended December 31, 2019, 2018, and 2017, the vested OP Units have been excluded from the computation of EPS because all income (loss) attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders.
For the years ended December 31, 2019 and 2018, using the “if-converted” method, 6,225,341 and 12,420,013, respectively, potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion are excluded from the computation of diluted EPS as they are anti-dilutive. For the years ended December 31, 2019 and 2018, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the Convertible Senior Notes for the years ended December 31, 2019 and 2018. For the period from February 1, 2017 through December 31, 2017, we asserted our intent and ability to fully settle the Convertible Senior Notes in cash; and as a result, the Convertible Senior Notes did not impact diluted EPS during that period. See Note 6 for further discussion about the Convertible Senior Notes.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 13—Income Tax
We account for income taxes under the asset and liability method. For our TRSs, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not.
As of December 31, 2019 and 2018, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $2,490, $1,241, and $3,195 of current income tax expense for the years ended December 31, 2019, 2018, and 2017, respectively, which has been recorded in gain on sale of property, net of tax in the consolidated statements of operations.
Note 14—Commitments and Contingencies
Leasing Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of December 31, 2019, for the periods below:

	Operating Leases	Finance Leases
2020	$4,501	$646
2021	4,271	569
2022	2,713	43
2023	1,565	—
2024	1,409	—
Thereafter	463	—
Total lease payments	14,922	1,258
Less: imputed interest	(1,135)	(48)
Total lease liability	$13,787	$1,210

As of December 31, 2019, approximately $10,000 of finance leases for fleet vehicles with a lease term of 50 months have been entered into and are anticipated to commence during the next three months, and approximately $3,100 of operating leases for our office spaces with lease terms of 60 to 72 months have been entered into and are anticipated to commence during the next 12 months.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The components of lease expense for the year ended December 31, 2019 are as follows:

For the Year Ended December 31, 2019
Operating lease cost:
Fixed lease cost	$4,059
Variable lease cost	1,294
Total operating lease cost	$5,353

Future minimum rental revenues under leases existing on our single-family residential properties as of December 31, 2019 are as follows:

Lease Payments to be Received
2020	$952,132
2021	148,775
2022	—
2023	—
2024	—
Thereafter	—
Total	$1,100,907

During the years ended December 31, 2018 and 2017, we incurred rent and other related occupancy expenses of $6,306 and $5,203, respectively. In accordance with previously applicable lease accounting guidance, ASC 840, Leases, the following table displays annual base rental commitments associated with our operating lease commitments, excluding operating expense reimbursements, month-to-month lease payments, and other related fees and expenses during the remaining lease terms as of December 31, 2018:

Year	Payments
2019	$4,251
2020	4,463
2021	4,237
2022	2,747
2023	1,583
Thereafter	1,803
Total	$19,084

Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2019, there are no material contingent liabilities related to uninsured losses with respect to our properties.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
Note 15—Business Combinations
On November 16, 2017, we completed the Mergers with SWH. The Mergers were accounted for as a business combination in accordance with ASC Topic 805, Business Combinations, and INVH was designated as the accounting acquirer. Because INVH was designated as the accounting acquirer, our historical financial statements for periods prior to November 16, 2017 represent only the historical financial information of INVH and its consolidated subsidiaries.
Purchase Price Allocation
The total purchase price has been allocated based upon (1) the amounts reported in the SWH historical financial statements for any assets that were reported at fair value in accordance with SWH’s historical accounting policies or (2) management’s estimates of fair value.
Management’s estimates of fair value for SWH’s investments in real estate properties were based upon a progressive method that incorporated three value sources: automated valuation model data, BPOs, and internal desktop valuations (Level 3 measurements).
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
The goodwill recorded is primarily attributable to the value of synergies after the Mergers.
Merger and Transaction-Related Expenses
We incurred $4,347, $16,895, and $29,802 of merger and transaction-related expenses related to the Mergers during the years ended December 31, 2019, 2018, and 2017, respectively, included in general and administrative expenses in the consolidated statements of operations. Merger and transaction-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third party costs. The costs that were obligations of SWH and expensed by SWH prior to the Merger Date are not included in our consolidated financial statements.
In addition, and in connection with the Mergers and the resulting integration, we have incurred severance costs for terminated and transitional employees, and such costs were accrued over the related remaining service periods. More specifically, in August 2017, we entered into agreements with several of our executives, which provided the executives, as applicable, with benefits upon the consummation of the Mergers and/or where the executive experienced a qualifying termination within a specified period of time following such consummation. After the consummation of the Mergers, if a severance plan participant experienced a qualifying termination, such person was entitled to specified benefits. During the years ended December 31, 2019, 2018 and 2017, we incurred $1,041, $8,238, and $11,631, respectively, of employee severance pursuant to severance plans and executive agreements, and these costs are included in general and administrative expenses in the consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Pro Forma Information
SWH contributed rental revenues and other property income of $84,702 and net loss of $8,262 for the period from November 16, 2017 to December 31, 2017. The following table provides the pro forma consolidated operational data as if the Mergers had occurred on January 1, 2016 (unaudited):

For the Year Ended December 31, 2017
Rental revenues and other property income	$1,608,574
Net loss	(142,816)

The pro forma consolidated operational data is based on assumptions and estimates considered appropriate by our management; however, these pro forma results are not necessarily indicative of the results of operations that would have been obtained had the Mergers occurred on January 1, 2016, the beginning of the comparable annual period that was presented when the Mergers occurred. The pro forma consolidated operational data does not include the impact of any synergies that were achieved from the Mergers or any strategies that management considered in order to continue to efficiently manage operations.
Note 16—Summarized Quarterly Financial Data (Unaudited)
The following tables present summarized consolidated quarterly financial data for each of the eight quarters in the two year period ended December 31, 2019:

(in thousands, except share and per share data)	Quarter
2019	First	Second	Third	Fourth
Rental revenues and other property income	$435,500	$441,582	$443,326	$444,277
Net income	21,169	39,405	33,983	52,554
Net income available to common stockholders	20,716	38,833	33,616	51,903
Net income per share — basic	0.04	0.07	0.06	0.10
Net income per share — diluted	0.04	0.07	0.06	0.10
Dividends declared per common share	0.13	0.13	0.13	0.13

Shares used in calculation — basic	521,440,822	525,070,036	537,771,245	540,218,045
Shares used in calculation — diluted	521,817,494	525,933,643	538,644,888	541,505,031

(in thousands, except share and per share data)	Quarter
2018	First	Second	Third	Fourth
Rental revenues and other property income	$423,669	$432,426	$434,251	$432,616
Net income (loss)	(17,580)	(14,188)	1,041	25,714
Net income (loss) available to common stockholders	(17,491)	(14,155)	824	25,078
Net income (loss) per share — basic	(0.03)	(0.03)	—	0.05
Net income (loss) per share — diluted	(0.03)	(0.03)	—	0.05
Dividends declared per common share	0.11	0.11	0.11	0.11

Shares used in calculation — basic	519,660,998	520,509,058	520,620,519	520,703,045
Shares used in calculation — diluted	519,660,998	520,509,058	521,761,076	520,844,475

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 17—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2019, for potential recognition or disclosure.
Dividend Declaration
On January 30, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on February 12, 2020, which is payable on February 28, 2020.
Voluntary Mortgage Loan Payments
On February 7, 2020, we made voluntary prepayments of $15,000 and $60,000 on outstanding borrowings with unrestricted cash on hand against the outstanding balances of IH 2018-2 and IH 2018-3, respectively.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2019
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction			Date Acquired			Depreciable Period
Atlanta	12,472	6,740	$833,078	$323,365	$1,592,842	$—	$242,484	$323,365	$1,835,326	$2,158,691	$(267,323)	1920	-	2019	2012	-	2019	7	-	28.5 years
Carolinas	4,665	2,581	367,957	163,639	687,605	—	82,093	163,639	769,698	933,337	(102,112)	1900	-	2019	2012	-	2019	7	-	28.5 years
Chicago	2,766	347	45,615	141,753	346,020	—	112,706	141,753	458,726	600,479	(85,112)	1869	-	2015	2012	-	2017	7	-	28.5 years
Dallas	2,315	1,452	200,892	103,271	407,485	—	16,648	103,271	424,133	527,404	(29,758)	1952	-	2019	2017	-	2019	7	-	28.5 years
Denver	2,294	1,484	288,886	186,555	529,892	—	23,017	186,555	552,909	739,464	(37,556)	1885	-	2019	2017	-	2019	7	-	28.5 years
Houston	2,214	739	80,564	65,974	321,301	—	10,611	65,974	331,912	397,886	(25,351)	1954	-	2015	2017			7	-	28.5 years
Jacksonville	1,862	991	149,136	86,293	218,321	—	52,343	86,293	270,664	356,957	(59,487)	1955	-	2014	2012	-	2016	7	-	28.5 years
Las Vegas	2,989	1,991	356,737	129,529	567,311	—	34,006	129,529	601,317	730,846	(61,271)	1953	-	2019	2012	-	2019	7	-	28.5 years
Minneapolis	1,140	69	8,961	68,011	140,337	—	51,398	68,011	191,735	259,746	(42,117)	1886	-	2015	2013	-	2015	7	-	28.5 years
Northern California	4,364	2,768	602,486	352,669	746,440	—	102,358	352,669	848,798	1,201,467	(133,602)	1900	-	2012	2012	-	2019	7	-	28.5 years
Orlando	6,057	3,239	431,794	208,772	826,485	—	132,512	208,772	958,997	1,167,769	(141,715)	1947	-	2018	2012	-	2019	7	-	28.5 years
Phoenix	7,730	4,942	647,199	287,191	890,024	—	151,253	287,191	1,041,277	1,328,468	(169,240)	1925	-	2019	2012	-	2019	7	-	28.5 years
Seattle	3,523	1,389	306,622	278,470	534,814	—	138,717	278,470	673,531	952,001	(109,925)	1890	-	2018	2012	-	2019	7	-	28.5 years
South Florida	8,509	2,410	490,850	736,571	1,522,497	—	201,806	736,571	1,724,303	2,460,874	(272,342)	1922	-	2019	2012	-	2019	7	-	28.5 years
Southern California	8,037	5,020	1,289,218	1,042,555	1,540,312	—	209,596	1,042,555	1,749,908	2,792,463	(264,285)	1900	-	2014	2012	-	2019	7	-	28.5 years
Tampa	8,090	4,080	546,956	324,728	1,152,963	—	161,621	324,728	1,314,584	1,639,312	(202,776)	1923	-	2018	2012	-	2019	7	-	28.5 years
Total	79,027	40,242	$6,646,951	$4,499,346	$12,024,649	$—	$1,723,169	$4,499,346	$13,747,818	$18,247,164	$(2,003,972)

(1)
Number of properties represents 79,505 total properties owned less 478 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2019.

(2)
Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages under the mortgage loans and the Secured Term Loan, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is original issue discount, deferred financing costs, and 131 held for sale properties with an encumbered balance of $25,561.

(3)	The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $16,410,719 (unaudited) as of December 31, 2019.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Residential Real Estate
Balance at beginning of period	$18,229,974	$18,387,898	$9,794,845
Additions during the period
Acquisitions related to the Mergers	—	—	8,407,905
Acquisitions	586,075	252,391	228,499
Initial renovations	63,630	44,207	44,371
Other capital expenditures	168,575	141,595	59,111
Deductions during the period
Dispositions and other	(839,873)	(472,168)	(189,351)
Reclassifications
Properties held for sale, net of dispositions	38,783	(123,949)	42,518
Balance at close of period	$18,247,164	$18,229,974	$18,387,898

Accumulated Depreciation
Balance at beginning of period	$(1,543,914)	$(1,075,634)	$(792,330)
Depreciation expense	(529,205)	(511,988)	(297,627)
Dispositions and other	70,382	32,429	16,264
Reclassifications
Properties held for sale, net of dispositions	(1,235)	11,279	(1,941)
Balance at close of period	$(2,003,972)	$(1,543,914)	$(1,075,634)