Form 10-Q
period 2020-03-31
Invitation Homes Inc.
filed 2020-05-07
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2020
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of May 4, 2020, there were 543,767,670 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item	4.	Controls and Procedures	65

PART II
Item	1.	Legal Proceedings	67
Item	1A.	Risk Factors	67
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item	3.	Defaults Upon Senior Securities	69
Item	4.	Mine Safety Disclosures	69
Item	5.	Other Information	69
Item	6.	Exhibits	70

Signatures			72

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, and risks related to the potential negative impact of the outbreak of the novel coronavirus strain, known as COVID-19, on our financial condition, results of operations, cash flows, business, associates, and residents. The extent to which COVID-19 impacts us will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”) and under Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Invitation Homes Inc. (“INVH”), a real estate investment trust (“REIT”), conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). THR Property Management L.P., a wholly owned subsidiary of INVH LP (the “Manager”), provides all management and other administrative services with respect to the properties we own. On November 16, 2017 (the “Merger Date”), INVH and certain of its affiliates entered into a series of transactions with Starwood Waypoint Homes (“SWH”) and certain SWH affiliates which resulted in SWH and its operating partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”).
Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer to INVH and its consolidated subsidiaries.
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

•
“Same Store” or “Same Store portfolio” includes, for a given reporting period, homes that have been stabilized and seasoned, excluding homes that have been sold, homes that have been identified for sale to an owner occupant and have become vacant, homes that have been deemed inoperable or significantly impaired by casualty loss events or force majeure, homes acquired in portfolio transactions that are deemed not to have undergone renovations of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio, and homes in markets that we have announced an intent to exit where we no longer operate a significant number of homes for the primary purpose of income generation. Homes are considered stabilized if they have (i) completed an initial renovation and (ii) entered into at least one post-initial renovation lease. An acquired portfolio that is both leased and deemed to be of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio may be considered stabilized at the time of acquisition. Homes are considered to be seasoned once they have been stabilized for at least 15 months prior to January 1st of the year in which the Same Store portfolio was established. We believe information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides management and external stakeholders with meaningful information about the performance of our comparable homes across periods and about trends in our organic business;

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,498,591	$4,499,346
Building and improvements	13,844,299	13,747,818
	18,342,890	18,247,164
Less: accumulated depreciation	(2,126,400)	(2,003,972)
Investments in single-family residential properties, net	16,216,490	16,243,192
Cash and cash equivalents	297,060	92,258
Restricted cash	218,735	193,987
Goodwill	258,207	258,207
Other assets, net	602,853	605,266
Total assets	$17,593,345	$17,392,910

Liabilities:
Mortgage loans, net	$6,137,744	$6,238,461
Secured term loan, net	401,033	400,978
Term loan facility, net	1,494,469	1,493,747
Revolving facility	270,000	—
Convertible senior notes, net	335,559	334,299
Accounts payable and accrued expenses	180,222	186,110
Resident security deposits	150,160	147,787
Other liabilities	666,031	325,450
Total liabilities	9,635,218	9,126,832
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 543,767,445 and 541,642,725 outstanding as of March 31, 2020 and December 31, 2019, respectively	5,438	5,416
Additional paid-in capital	9,066,512	9,010,194
Accumulated deficit	(556,305)	(524,588)
Accumulated other comprehensive loss	(607,402)	(276,600)
Total stockholders' equity	7,908,243	8,214,422
Non-controlling interests	49,884	51,656
Total equity	7,958,127	8,266,078
Total liabilities and equity	$17,593,345	$17,392,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Rental revenues and other property income	$449,789	$435,500

Expenses:
Property operating and maintenance	166,916	160,346
Property management expense	14,372	15,160
General and administrative	14,228	26,538
Interest expense	84,757	93,983
Depreciation and amortization	135,027	133,609
Impairment and other	3,127	5,392
Total expenses	418,427	435,028

Other, net	3,714	3,125
Gain on sale of property, net of tax	15,200	17,572

Net income	50,276	21,169
Net income attributable to non-controlling interests	(320)	(347)

Net income attributable to common stockholders	49,956	20,822
Net income available to participating securities	(102)	(106)

Net income available to common stockholders — basic and diluted (Note 12)	$49,854	$20,716

Weighted average common shares outstanding — basic	542,549,512	521,440,822
Weighted average common shares outstanding — diluted	543,904,420	521,817,494

Net income per common share — basic	$0.09	$0.04
Net income per common share — diluted	$0.09	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Net income	$50,276	$21,169

Other comprehensive loss
Unrealized losses on interest rate swaps	(341,438)	(87,868)
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	8,567	(10,863)
Other comprehensive loss	(332,871)	(98,731)
Comprehensive loss	(282,595)	(77,562)
Comprehensive loss attributable to non-controlling interests	1,749	1,271

Comprehensive loss attributable to common stockholders	$(280,846)	$(76,291)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	541,642,725	$5,416	$9,010,194	$(524,588)	$(276,600)	$8,214,422	$51,656	$8,266,078
Capital distributions	—	—	—	—	—	—	(534)	(534)
Net income	—	—	—	49,956	—	49,956	320	50,276
Dividends and dividend equivalents declared ($0.15 per share)	—	—	—	(81,673)	—	(81,673)	—	(81,673)
Issuance of common stock — settlement of RSUs, net of tax	252,654	3	(3,174)	—	—	(3,171)	—	(3,171)
Issuance of common stock, net	1,872,066	19	55,902	—	—	55,921	—	55,921
Share-based compensation expense	—	—	3,590	—	—	3,590	511	4,101
Total other comprehensive loss	—	—	—	—	(330,802)	(330,802)	(2,069)	(332,871)
Balance as of March 31, 2020	543,767,445	$5,438	$9,066,512	$(556,305)	$(607,402)	$7,908,243	$49,884	$7,958,127

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$50,276	$21,169

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,027	133,609
Share-based compensation expense	4,101	5,607
Amortization of deferred leasing costs	2,856	2,579
Amortization of deferred financing costs	7,952	10,150
Amortization of debt discounts	1,348	2,364
Provisions for impairment	2,471	3,253
Gain on sale of property, net of tax	(15,200)	(17,572)
Change in fair value of derivative instruments	1,091	2,351
Other noncash amounts included in net income	(185)	419
Changes in operating assets and liabilities:
Other assets, net	(10,787)	304
Accounts payable and accrued expenses	(4,534)	25,002
Resident security deposits	2,373	1,677
Other liabilities	932	2,271
Net cash provided by operating activities	177,721	193,183

Investing Activities:
Amounts deposited and held by others	(773)	(1,173)
Acquisition of single-family residential properties	(137,471)	(55,458)
Initial renovations to single-family residential properties	(31,042)	(9,644)
Other capital expenditures for single-family residential properties	(40,220)	(29,492)
Proceeds from sale of single-family residential properties	123,318	142,562
Repayment proceeds from retained debt securities	5,539	8,441
Other investing activities	(93)	(209)
Net cash provided by (used in) investing activities	(80,742)	55,027

Financing Activities:
Payment of dividends and dividend equivalents	(81,774)	(67,965)
Distributions to non-controlling interests	(534)	(1,175)
Payment of taxes related to net share settlement of RSUs	(3,171)	(6,723)
Payments on mortgage loans	(107,387)	(180,812)
Proceeds from revolving facility	320,000	20,000
Payments on revolving facility	(50,000)	(20,000)
Proceeds from issuance of common stock, net	55,921	—
Other financing activities	(484)	(108)
Net cash provided by (used in) financing activities	132,571	(256,783)

Change in cash, cash equivalents, and restricted cash	229,550	(8,573)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	286,245	359,991
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$515,795	$351,418

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$77,326	$83,316
Cash paid for income taxes	362	866
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,398	1,326
Financing cash flows from finance leases	454	108

Noncash investing and financing activities:
Accrued renovation improvements at period end	$12,489	$5,361
Accrued residential property capital improvements at period end	11,159	7,906
Transfer of residential property, net to other assets, net for held for sale assets	60,061	94,474
Change in other comprehensive loss from cash flow hedges	(333,949)	(101,049)
ROU assets obtained in exchange for operating lease liabilities	518	1,721
ROU assets obtained in exchange for finance lease liabilities	7,285	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”) that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP (the “Manager”), we provide all management and other administrative services with respect to the properties we own.
On February 6, 2017, INVH completed an initial public offering (“IPO”), changed its jurisdiction of incorporation to Maryland, and amended its charter to provide for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, in each case $0.01 par value per share. In connection with certain pre-IPO reorganization transactions, INVH LP became (1) owned by INVH directly and through Invitation Homes OP LLC, a wholly owned subsidiary of INVH, and (2) the owner of all of the assets, liabilities, and operations of certain pre-IPO ownership entities. These transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
On November 16, 2017 (the “Merger Date”), INVH and certain of its affiliates entered into a series of transactions with Starwood Waypoint Homes (“SWH”) and certain SWH affiliates which resulted in SWH and its operating partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”). The Mergers were accounted for as a business combination in accordance with ASC 805, Business Combinations, and INVH was designated as the accounting acquirer.
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of March 31, 2020, INVH owns 99.4% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

We consolidate entities when we own, directly or indirectly, a majority interest in the entity or are otherwise able to control the entity. We consolidate variable interest entities (“VIEs”) in accordance with ASC 810, Consolidation, if we are the primary beneficiary of the VIE as determined by our power to direct the VIE’s activities and the obligation to absorb its losses or the right to receive its benefits, which are potentially significant to the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.
As described in Note 5, we have an investment in a joint venture with the Federal National Mortgage Association (“FNMA”), which is a voting interest entity. We do not hold a controlling financial interest in the joint venture but have significant influence over its operating and financial policies. Additionally, FNMA holds certain substantive participating rights that preclude the presumption of control by us; as such, we account for our investment using the equity method. In connection with the Mergers, we initially recorded this investment at fair value in connection with purchase accounting and have subsequently adjusted for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint venture are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, and the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 include an allocation of the net income attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations is the potential adverse effect of the current pandemic resulting from the emergence of the novel coronavirus, or COVID-19 (see Note 15 for more information). Since the outbreak, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. In response, in addition to temporary eviction moratoriums and measures imposed by some jurisdictions across the United States that allow residents to defer missed rent payments without incurring late fees, we have chosen to implement a temporary moratorium on evictions across all of our markets and have elected not to charge late fees in certain situations. Additionally, some jurisdictions have implemented other measures, including disaster declarations, which limit our ability to increase rents. We cannot predict if additional states or cities will implement similar restrictions, or when restrictions currently in place will expire. Certain other restrictions imposed by jurisdictions across the United States are intended to limit operations by businesses not deemed “essential businesses.” While we believe none of the current restrictions materially impact our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession.
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term due to, but not limited to, the following: (1)     reduced economic activity that severely impacts the earnings or health of our residents, thereby causing them to be unable to fully meet their obligations to us and resulting in increases in uncollectible receivables and reductions in rental revenues and other property income; (2) governmental restrictions and moratoriums that negatively impact our ability to charge and collect rental revenues and other income or impose restrictions on our ability to provide services to our residents and homes; (3) negative financial impact of the pandemic that could impact our ability to access funds available under our Revolving Facility (as defined in Note 6) or affect future compliance with financial covenants of our Revolving Facility and other debt agreements; and (4) weaker economic conditions that could cause us to recognize impairments in value of our tangible assets or goodwill.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The extent to which the COVID-19 pandemic impacts our operations, residents, and business partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others.
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses for certain financial assets, excluding receivables arising from operating leases. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. We adopted this standard as of January 1, 2020, and it did not have a material impact on our condensed consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future London Interbank Offer Rate (“LIBOR”) indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, many lessors may be asked to provide rent deferrals, rent abatements, late fee waivers, and other lease concessions to lessees (collectively, “lease accommodations”). While the lease modification guidance in ASC 842, Leases, addresses routine changes to lease terms resulting from negotiations between a lessee and lessor, it did not contemplate the rapid implementation of lease accommodations to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic.
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease accommodations resulting from the COVID-19 pandemic. Under existing lease guidance, we would have been required to determine, on a lease by lease basis, if each lease accommodation resulted from a new arrangement reached with the resident (treated within the lease modification accounting framework) or if each was contemplated under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). If certain criteria are met, the Lease Modification Q&A allows lessors to bypass the lease by lease analysis and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We intend to elect not to

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

apply the lease modification accounting framework, eliminating the requirement to perform a lease by lease analysis with respect to any lease accommodations. The impact of the Lease Modification Q&A on our condensed financial statements is dependent upon the extent of lease accommodations granted to residents as a result of the COVID-19 pandemic in future periods and the elections made at the time of entering into such lease accommodations.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2020	December 31, 2019
Land	$4,498,591	$4,499,346
Single-family residential property	13,218,445	13,121,179
Capital improvements	512,520	513,269
Equipment	113,334	113,370
Total gross investments in the properties	18,342,890	18,247,164
Less: accumulated depreciation	(2,126,400)	(2,003,972)
Investments in single-family residential properties, net	$16,216,490	$16,243,192

As of March 31, 2020 and December 31, 2019, the carrying amount of the residential properties above includes $119,709 and $119,608, respectively, of capitalized acquisition costs (excluding purchase price), along with $68,086 and $65,747, respectively, of capitalized interest, $26,262 and $25,565, respectively, of capitalized property taxes, $4,645 and $4,616, respectively, of capitalized insurance, and $2,951 and $2,836, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2020 and 2019, we recognized $133,914 and $132,520, respectively, of depreciation expense related to the components of the properties and $1,113 and $1,089, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2020 and 2019, impairments totaling $2,471 and $3,253, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$297,060	$92,258
Restricted cash	218,735	193,987
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$515,795	$286,245

Pursuant to the terms of the mortgage loans and Secured Term Loan (as defined in Note 6), we are required to establish, maintain, and fund from time to time (generally, either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our mortgage loans and Secured Term Loan are under the sole control of the loan servicer. Additionally, we hold security

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

deposits pursuant to resident lease agreements that we are required to segregate. We are also required to hold letters of credit by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our condensed consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts, as of March 31, 2020 and December 31, 2019, are set forth in the table below. As of March 31, 2020 and December 31, 2019, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	March 31, 2020	December 31, 2019
Resident security deposits	$150,620	$148,186
Property taxes	35,753	10,443
Collections	21,026	24,034
Capital expenditures	5,633	5,627
Letters of credit	3,462	3,459
Special and other reserves	2,241	2,238
Total	$218,735	$193,987

Note 5—Other Assets
As of March 31, 2020 and December 31, 2019, the balances in other assets, net are as follows:

	March 31, 2020	December 31, 2019
Investments in debt securities, net	$311,540	$316,991
Held for sale assets(1)	106,328	116,529
Investment in unconsolidated joint venture	54,629	54,778
Prepaid expenses	40,095	32,106
Rent and other receivables, net	25,048	25,244
ROU lease assets — operating and finance, net	20,613	13,768
Investments in equity securities	16,734	16,650
Corporate fixed assets, net	9,363	9,825
Deferred leasing costs, net	7,486	7,427
Amounts deposited and held by others	2,731	1,348
Deferred financing costs, net	2,172	2,765
Derivative instruments (Note 7)	22	1,643
Other	6,092	6,192
Total	$602,853	$605,266

(1)	As of March 31, 2020 and December 31, 2019, 436 and 478 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $311,540, net of unamortized discounts of $2,553, as of March 31, 2020. These investments in debt securities are classified as held to maturity investments. As of March 31, 2020, we have not recognized any credit losses with respect to these investments in debt securities. As of December 31, 2019, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive loss. As of March 31, 2020, our retained certificates are scheduled to mature over the next two months to seven years.
Investment in Unconsolidated Joint Venture
We own a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval of major decisions. As of March 31, 2020 and December 31, 2019, the joint venture owned 618 and 641 properties, respectively.
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2020:

	March 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$12,098	$8,515	$12,552	$1,216
Other liabilities	13,364	8,041	13,787	1,210
Weighted average remaining lease term	3.7 years	3.8 years	3.8 years	2.0 years
Weighted average discount rate	4.0%	4.0%	4.0%	4.0%

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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2020 and 2019, rental revenues and other property income includes $25,047 and $21,330, respectively, of variable lease payments.
Future minimum rental revenues under leases existing on our single-family residential properties as of March 31, 2020 are as follows:

Year	Lease Payments to be Received
Remainder of 2020	$877,619
2021	289,546
2022	13,304
2023	—
2024	—
Thereafter	—
Total	$1,180,469

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Investments in Equity Securities
We hold investments in equity securities without a readily determinable fair value. We have elected to measure the investments at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuers. As of March 31, 2020 and December 31, 2019, the carrying amount of our investments in equity securities was $16,734 and $16,650, respectively. During the three months ended March 31, 2020, we recorded $34 of unrealized gains on our investments in equity securities which are included in other, net in the condensed consolidated statements of operations. No unrealized gains or losses were recorded during the three months ended March 31, 2019.
Deferred Financing Costs, net
In connection with our Revolving Facility, we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheets. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of March 31, 2020 and December 31, 2019, the unamortized balances of these deferred financing costs are $2,172 and $2,765, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2020 and December 31, 2019:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	March 31, 2020	December 31, 2019
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$995,481	$995,520
SWH 2017-1(7)	September 29, 2017	October 9, 2020	January 9, 2023	2.56%	102-347 bps	739,955	744,092
IH 2017-2(7)	November 9, 2017	December 9, 2020	December 9, 2024	2.13%	91-186 bps	619,596	624,475
IH 2018-1(7)	February 8, 2018	March 9, 2021	March 9, 2025	2.11%	76-206 bps	785,217	793,720
IH 2018-2(7)(8)	May 8, 2018	June 9, 2020	June 9, 2025	2.33%	95-230 bps	938,484	957,135
IH 2018-3(7)(9)	June 28, 2018	July 9, 2020	July 9, 2025	2.34%	105-230 bps	1,148,526	1,213,035
IH 2018-4(7)	November 7, 2018	January 9, 2021	January 9, 2026	2.41%	115-225 bps	931,849	938,430
Total Securitizations						6,159,108	6,266,407
Less: deferred financing costs, net						(21,364)	(27,946)
Total						$6,137,744	$6,238,461

(1)	The maturity dates above reflect all extension options that have been exercised.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(2)	Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of March 31, 2020, LIBOR was 0.99%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Range of spreads is based on outstanding principal balances as of March 31, 2020.

(5)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(6)	Net of unamortized discount of $2,553 and $2,641 as of March 31, 2020 and December 31, 2019, respectively.

(7)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1, IH 2017-2, and IH 2018-1 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(8)	On March 6, 2020, we submitted a notification to request an extension of the maturity of the IH 2018-2 mortgage loan from June 9, 2020 to June 9, 2021 upon approval.

(9)	On April 7, 2020, we submitted a notification to request an extension of the maturity of the IH 2018-3 mortgage loan from July 9, 2020 to July 9, 2021 upon approval (see Note 15).
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2020 and December 31, 2019, a total of 35,911 and 37,040 homes, respectively, with a net book value of $6,922,627 and $7,137,576, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The Trusts are structured as pass-through entities that receive interest payments from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.
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
To fulfill these requirements, IH 2017-1 issued Class B certificates, which are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $311,540 and $316,991 as of March 31, 2020 and December 31, 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2020, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2020 and 2019, we made voluntary and mandatory prepayments of $107,387 and $180,812, respectively, under the terms of the mortgage loan agreements.

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
The following table sets forth a summary of our Secured Term Loan indebtedness as of March 31, 2020 and December 31, 2019:

	Maturity Date	Interest Rate(1)	March 31, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,464	$403,464
Deferred financing costs, net			(2,431)	(2,486)
Secured Term Loan, net			$401,033	$400,978

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

Collateral
The Secured Term Loan’s collateral pool contains 3,333 homes at March 31, 2020 and December 31, 2019, with a net book value of $731,201 and $734,759, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2020, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. As of March 31, 2020, no such prepayments have been made.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions, and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include all entities and homes acquired in the Mergers. The Credit Facility provides $2,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”), which will mature on February 6, 2021, with a one year extension option, and a $1,500,000 term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500,000), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2020 and December 31, 2019:

	Maturity Date	Interest Rate(1)	March 31, 2020	December 31, 2019
Term Loan Facility	February 6, 2022	2.69%	$1,500,000	$1,500,000
Deferred financing costs, net			(5,531)	(6,253)
Term Loan Facility, net			$1,494,469	$1,493,747

Revolving Facility(2)	February 6, 2021	2.74%	$270,000	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2020, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 0.99%.

(2)	If we exercise the one year extension option, the maturity date will be February 6, 2022.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2020, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2020 and December 31, 2019:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	March 31, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.79 years	$345,000	$345,000
Net unamortized fair value adjustment						(9,441)	(10,701)
Total						$335,559	$334,299

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.

(2)
The conversion rate as of March 31, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of March 31, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share—actual $). For the three months ended March 31, 2019, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2,803.
As of March 31, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes was less than the principal amount by $22,304 as of March 31, 2020 as the closing market price of our common stock of $21.37 per common share (actual $) was less than the implicit conversion price. For the three months ended March 31, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,279 and $4,217, respectively.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2020:

Year	Mortgage Loans(1)	Secured Term Loan	Term Loan Facility	Revolving Facility(2)	Convertible Senior Notes	Total
Remainder of 2020	$3,446,561	$—	$—	$—	$—	$3,446,561
2021	1,717,066	—	—	270,000	—	1,987,066
2022	—	—	1,500,000	—	345,000	1,845,000
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
Thereafter	995,481	403,464	—	—	—	1,398,945
Total	6,159,108	403,464	1,500,000	270,000	345,000	8,677,572
Less: deferred financing costs, net	(21,364)	(2,431)	(5,531)	—	—	(29,326)
Less: unamortized fair value adjustment	—	—	—	—	(9,441)	(9,441)
Total	$6,137,744	$401,033	$1,494,469	$270,000	$335,559	$8,638,805

(1)
The maturity dates of the obligations are reflective of all extensions that have been exercised. If fully extended, we would have no mortgage loans maturing before 2023. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender.

(2)	If we exercise the one year extension option, the maturity date will be in 2022.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The table below summarizes our interest rate swap instruments as of March 31, 2020:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	$750,000
December 11, 2019	February 28, 2017	December 31, 2024	1.74%	One month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One month LIBOR	595,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
December 9, 2019	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

During the three months ended March 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $135,646 will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.24% to 5.31%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2020	December 31, 2019	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$1,643	Other liabilities	$607,985	$275,679

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	22	—	Other liabilities	7	—
Total		$22	$1,643		$607,992	$275,679
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2020 and December 31, 2019:

	March 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$22	$—	$22	$—	$—	$22
Offsetting liabilities:
Derivatives	$607,992	$—	$607,992	$—	$—	$607,992

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

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	Amount of Loss Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(341,438)	$(87,868)	Interest expense	$(8,567)	$10,863	$84,757	$93,983

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended March 31,
		2020	2019
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(13)	$(33)

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of March 31, 2020, the fair value of certain derivatives in a net liability position was $607,992. If we had breached any of these provisions at March 31, 2020, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $637,627.
Note 8—Stockholders' Equity
As of March 31, 2020, we have issued 543,767,445 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of March 31, 2020, 3,463,285 outstanding OP Units are redeemable.
During the three months ended March 31, 2020, we issued 2,124,720 shares of common stock.
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
The following table summarizes our dividends declared from January 1, 2019 through March 31, 2020:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q1-2020	February 12, 2020	$0.15	February 28, 2020	$81,673
Q4-2019	November 13, 2019	0.13	November 27, 2019	70,693
Q3-2019	August 15, 2019	0.13	August 30, 2019	70,465
Q2-2019	May 15, 2019	0.13	May 31, 2019	68,334
Q1-2019	February 13, 2019	0.13	February 28, 2019	67,965

On April 24, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on May 13, 2020, which is payable on May 29, 2020 (see Note 15).
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the three months ended March 31, 2020, we sold 1,872,066 shares of our common stock under our ATM Equity Program, generating net proceeds of $55,921 after giving effect to Agent commissions and other costs totaling $911. As of March 31, 2020, $686,209 remains available for future offerings under the ATM Equity Program.
Note 9—Related Party Transactions
Management Services
One of our consolidated subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three months ended March 31, 2020 and 2019, we earned $680 and $736, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 10—Share-Based Compensation
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, employees, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares of common stock.
Our share-based awards consist of time-vesting RSUs, performance and market based vesting RSUs (“PRSUs”), and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per common share (“EPS”) purposes, and PRSUs and Outperformance Awards are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2020, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2020.
Annual Long Term Incentive Plan (“LTIP”):

•
Annual LTIP Awards Granted: During the three months ended March 31, 2020, we granted 499,228 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the three months ended March 31, 2020 vest in three equal annual installments based on an anniversary date of March 1, 2020. The PRSUs granted during the three months ended March 31, 2020 may be earned based on the achievement of certain measures over a three year performance period that ends December 31, 2022. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).

All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
PRSU Results: During the three months ended March 31, 2020, the Compensation Committee certified performance achievement with respect to Tranche 3 of our 2017 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 91,200 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 5,348 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Outperformance Awards
On May 1, 2019, the Compensation Committee approved one-time equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “Outperformance Awards”). The Outperformance Awards may be earned based on the achievement of rigorous absolute total shareholder return and relative total shareholder return thresholds over a three year performance period ending on March 31, 2022. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative total shareholder return components will be separately calculated, and the number of earned Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on March 31, 2022 and 25% on each of the first and second anniversaries of such date, subject to continued employment. The current aggregate $12,550 grant-date fair value of the Outperformance Awards still outstanding was determined based on Monte-Carlo option pricing models which estimate the probability of the vesting conditions being satisfied.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the three months ended March 31, 2020:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2019	685,069	$22.48	925,076	$23.13	1,610,145	$22.86
Granted	167,070	29.50	423,358	29.73	590,428	29.66
Vested(2)	(210,039)	(22.49)	(152,967)	(22.25)	(363,006)	(22.39)
Forfeited / canceled	(2,123)	(22.43)	(9,436)	(21.86)	(11,559)	(21.96)
Balance, March 31, 2020	639,977	$24.31	1,186,031	$25.61	1,826,008	$25.15

(1)	Total share-based awards excludes Outperformance Awards.

(2)
All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the three months ended March 31, 2020 was $7,779. During the three months ended March 31, 2020, no RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

Grant-Date Fair Values
The grant-date fair values of the RSAs, time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the three months ended March 31, 2020:

	For the Three Months Ended March 31, 2020
Expected volatility(1)	17.2%	—	17.3%
Risk-free rate	0.85%
Expected holding period (years)	2.09	—	2.84

(1)	Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2020 and 2019, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2020	2019
General and administrative	$3,268	$4,920
Property management expense	833	687
Total	$4,101	$5,607
As of March 31, 2020, there is $31,580 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.28 years.
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
The following table displays the carrying values and fair values of financial instruments as of March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$311,540	$292,611	$316,991	$318,299

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$6,159,108	$5,787,279	$6,266,407	$6,292,261
Secured Term Loan(3)	Level 3	403,464	398,456	403,464	411,213
Term Loan Facility(4)	Level 3	1,500,000	1,471,179	1,500,000	1,500,444
Revolving Facility	Level 3	270,000	264,805	—	—
Convertible Senior Notes(5)	Level 3	335,559	347,569	334,299	346,489

(1)	The carrying values of investments in debt securities are shown net of discount.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $21,364 and $27,946 of deferred financing costs as of March 31, 2020 and December 31, 2019, respectively.

(3)	The carrying value of the Secured Term Loan excludes $2,431 and $2,486 of deferred financing costs as of March 31, 2020 and December 31, 2019, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(4)	The carrying value of the Term Loan Facility excludes $5,531 and $6,253 of deferred financing costs as of March 31, 2020 and December 31, 2019, respectively.

(5)	The carrying values of the Convertible Senior Notes include unamortized discounts of $9,441 and $10,701 as of March 31, 2020 and December 31, 2019, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobserverable inputs used to develop our Level 3 fair value measurements as of March 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$398,456	Discounted Cash Flow	Effective Rate	3.72%
Term Loan Facility	1,471,179	Discounted Cash Flow	Effective Rate	3.01%	—	3.83%
Revolving Facility	264,805	Discounted Cash Flow	Effective Rate	3.06%	—	3.82%
Convertible Senior Notes	347,569	Discounted Cash Flow	Effective Rate	3.07%

(1)	Our Level 3 fair value instruments require interest only monthly payments.

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2020	2019
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$—	$240
Total impairments	—	(30)
Fair value	$—	$210

	For the Three Months Ended March 31,
	2020	2019
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$10,800	$19,024
Total impairments	(2,471)	(3,223)
Fair value	$8,329	$15,801

For additional information related to our single-family residential properties as of March 31, 2020 and December 31, 2019, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
	2020	2019
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$49,854	$20,716

Denominator:
Weighted average common shares outstanding — basic	542,549,512	521,440,822
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,354,908	376,672
Weighted average common shares outstanding — diluted	543,904,420	521,817,494

Net income per common share — basic	$0.09	$0.04
Net income per common share — diluted	$0.09	$0.04

Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended March 31, 2020 and 2019, 112,598 and 87,043 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator as their inclusion would have been anti-dilutive.
For the three months ended March 31, 2020 and 2019, the vested OP Units have been excluded from the computation of EPS because all income attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Using the “if-converted” method, 12,490,742 potential shares of common stock for the 2019 Convertible Notes are excluded from the computation of diluted EPS for the three months ended March 31, 2019 as they are anti-dilutive. For the three months ended March 31, 2020 and 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the Convertible Senior Notes for the three months ended March 31, 2020 and 2019. See Note 6 for further discussion about the Convertible Senior Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not.
As of March 31, 2020 and December 31, 2019, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $130 and $761 of current income tax expense for the three months ended March 31, 2020 and 2019, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of March 31, 2020, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2020	$3,459	$1,905
2021	4,404	2,474
2022	2,827	1,913
2023	1,682	1,901
2024	1,530	478
Thereafter	529	—
Total lease payments	14,431	8,671
Less: imputed interest	(1,067)	(630)
Total lease liability	$13,364	$8,041

As of March 31, 2020, approximately $2,500 of finance leases for fleet vehicles with a lease term of 50 months have been entered into and are anticipated to commence during the next three months, and an operating lease of approximately $2,500 for office space with a lease term of approximately 62 months has been entered into and is anticipated to commence during the next nine months.
The components of lease expense for the three months ended March 31, 2020 and 2019 are as follows:

	For the Three Months Ended March 31,
	2020	2019
Operating lease cost:
Fixed lease cost	$993	$981
Variable lease cost	335	343
Total operating lease cost	$1,328	$1,324

Finance lease cost:
Amortization of ROU assets	$208	$108
Interest on lease liabilities	142	13
Total finance lease cost	$350	$121

Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2020, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2020, for potential recognition or disclosure.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our residents and business partners. While we did not incur significant disruptions from the pandemic during the three months ended March 31, 2020, we are unable to predict the impact that COVID-19 will have on our future financial condition, results of operations, and cash flows due to numerous uncertainties.
In April and May, we received certain rent deferral requests as a result of COVID-19. We are evaluating each resident’s rent deferral request on an individual basis, considering a number of factors. Not all requests will ultimately result in deferral agreements, nor are we forgoing our contractual rights under our lease agreements. However, we have chosen to implement a temporary moratorium on evictions across all of our markets regardless of local requirements and have elected not to charge late fees in certain situations.
Extension of Existing Mortgage Loan
On April 7, 2020, we submitted a notification to request an extension of the maturity of the IH 2018-3 mortgage loan from July 9, 2020 to July 9, 2021 upon approval.
Dividend Declaration
On April 24, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on May 13, 2020, which is payable on May 29, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K and Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Capitalized terms used without definition have the meaning provided elsewhere in this Quarterly Report on Form 10-Q.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With approximately 80,000 homes for lease in 16 markets across the country as of March 31, 2020, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
We operate in markets with strong demand drivers, high barriers to entry, and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, as well as through strategic mergers and acquisitions, we designed our portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that enables us to effectively and efficiently acquire, renovate, lease, maintain, and manage our homes.
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth, and superior net operating income (“NOI”) growth relative to the broader United States housing and rental market. Within our 16 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,870 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. The in-fill locations and high quality of our homes and service further differentiate our resident experience, which we continue to refine.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our residents and business partners. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations, and cash flows due to numerous uncertainties. These uncertainties include the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others.
The outbreak of COVID-19 in many countries, including the United States, has had a significant adverse impact on global economic activity, and has contributed to significant volatility and disruption in financial markets. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending, the market for acquisition and disposition of single-family homes, as well as other unanticipated consequences remain unknown.

The COVID-19 pandemic could also have material and adverse effects on our ability to access debt and equity capital on attractive terms, or at all. Furthermore, a severe disruption of, and instability in, the global financial markets, or deterioration of credit and financing conditions, may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis.
As cases of COVID-19 continue to spread in the United States, certain states and municipalities, including those in which we own properties and where our principal places of business are located, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on the types of business that may continue to operate. We depend on rental and other property income from residents for substantially all of our revenues. The COVID-19 outbreak, as well as measures taken by governmental authorities and private actors to limit the spread or mitigate the impact of this virus, is interfering with our residents’ ability to meet their lease obligations and make their rent payments on time or at all. In response, in addition to temporary eviction moratoriums and measures imposed by some jurisdictions across the United States that allow residents to defer missed rent payments without incurring late fees, we have chosen to implement a temporary moratorium on evictions across all of our markets and have elected not to charge late fees in certain situations. Additionally, some jurisdictions have implemented other measures, including disaster declarations, which limit our ability to increase rents. We cannot predict if additional states or cities will implement similar restrictions, or when restrictions currently in place will expire. Such measures will enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic. Certain other restrictions imposed by jurisdictions across the United States are intended to limit operations by businesses not deemed “essential businesses.” While we believe none of the current restrictions materially impact our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents. Additionally, our ability to acquire or dispose of properties could be impaired by local rules and ordinances that could be put in place to mitigate the impact of the COVID-19 pandemic, and a general decline in economic and business activity could adversely affect our ability to acquire and dispose of homes.
Additionally, COVID-19 and related containment and mitigation measures may also interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding (under our credit facility agreement) at ordinary levels of performance relative to the conduct of our business.
With the safety and wellbeing of our residents and associates being Invitation Homes' highest priority, we began taking proactive measures in March 2020 in response to the COVID-19 pandemic. These health and safety measures include: (1) observation of social distancing and sanitary best practices throughout all operations; (2) reliance on self-tours to show homes; (3) deferral of non-critical service trips; and (4) implementation of financial and health care benefits to support associates who may have been exposed to COVID-19.
In addition, to act on our core values of "Genuine Care" and "Standout Citizenship," we began working in March to find appropriate solutions for residents experiencing financial hardship, including a voluntary moratorium on evictions and the creation of payment plans, without late fees, for residents requiring flexibility to meet rental obligations over time.
We have also taken measures to maximize operating and financial results, further enhance our favorable liquidity position, and mitigate risk related to COVID-19. These measures, and their resulting impact to operations since the end of the first quarter of 2020, include, but are not limited to, the following:

•
In March, to further mitigate risk, we increased our unrestricted cash working capital balance by partially drawing on our revolving line of credit. In addition, we have temporarily paused placing new acquisitions under contract, but continue to monitor the housing market for the opportune time to resume acquisition activity.

•
Resident satisfaction survey scores have continued climbing, as we acted early to implement and communicate COVID-19-specific safety protocols and continued to serve residents' needs when safe to do so.

•
Same Store average occupancy increased to a record-high 97.2% in April, up 60 bps year over year and up 30 bps from March, as we adjusted our revenue management strategy to further prioritize occupancy. Including the impact of concessions, blended lease-over-lease rent growth was 3.2% in April.

•
Our rent collection rate in April was over 95% of historical average, and less than 2% of our residents elected to defer a portion of their rent in April. In such deferral cases, we are not forgoing our contractual rights under our lease agreements. For May, the rent collection rate improved to over 100% of the pre-COVID-19 historical average through the first five days of the month, and almost 109% of April's pace through day five. These collection rates and rent deferral requests to date may not be indicative of collections or requests in any future period.
The situation surrounding the COVID-19 pandemic remains fluid, and the ongoing impact of the COVID-19 pandemic on our rental revenues and other property income cannot be determined at present. We are actively managing our response in collaboration with our residents and business partners, and we are assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on our Company, see Part II. Item 1A. “Risk Factors.”

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2020 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	8,029	96.1%	$2,482	$1.46	13.5%
Northern California	4,339	95.4%	2,164	1.40	6.6%
Seattle	3,552	92.7%	2,272	1.19	5.5%
Phoenix	7,843	93.9%	1,424	0.87	7.7%
Las Vegas	3,006	93.8%	1,663	0.84	3.4%
Denver	2,305	90.3%	2,054	1.14	3.2%
Western United States Subtotal	29,074	94.3%	2,009	1.17	39.9%

Florida:
South Florida	8,518	95.2%	2,209	1.19	12.8%
Tampa	8,127	95.2%	1,698	0.91	9.5%
Orlando	6,131	93.8%	1,695	0.91	7.0%
Jacksonville	1,861	96.0%	1,704	0.86	2.2%
Florida Subtotal	24,637	94.9%	1,876	1.00	31.5%

Southeast United States:
Atlanta	12,521	94.5%	1,539	0.75	13.0%
Carolinas	4,719	94.5%	1,608	0.75	5.1%
Southeast United States Subtotal	17,240	94.5%	1,558	0.75	18.1%

Texas:
Houston	2,214	93.8%	1,571	0.81	2.4%
Dallas	2,375	89.4%	1,820	0.86	2.8%
Texas Subtotal	4,589	91.5%	1,695	0.84	5.2%

Midwest United States:
Chicago	2,770	93.8%	2,000	1.23	3.7%
Minneapolis	1,135	95.2%	1,913	0.97	1.5%
Midwest United States Subtotal	3,905	94.2%	1,975	1.14	5.2%

Announced Market-in-Exit:
Nashville(5)	80	90.0%	2,121	0.82	0.1%

Total / Average	79,525	94.4%	$1,851	$0.99	100.0%
Same Store Total / Average	72,707	96.7%	$1,851	$0.99	93.6%

(1)	As of March 31, 2020.

(2)	Represents average occupancy for the three months ended March 31, 2020.

(3)	Represents average monthly rent for the three months ended March 31, 2020.

(4)	Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2020.

(5)	In December 2019, we announced a plan to fully exit the Nashville market and sold 708 homes in Nashville in a bulk transaction. As of March 31, 2020, we have 80 remaining homes in the market.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as updated in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.4% of our rental revenues and other property income during the three months ended March 31, 2020. We are actively monitoring the impact of the COVID-19 outbreak on market fundamentals and are quickly implementing changes in pricing and structures as market fundamentals shift.
Rental Rates and Occupancy Levels: Rental rates and occupancy levels are primary drivers of rental revenues and other property income. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality, resident defaults, and the amount of time it takes to prepare a home for its next resident and re-lease homes when residents vacate. An important driver of rental rate growth is our ability to increase monthly rents from expiring leases, which typically have a term of one to two years. The COVID-19 pandemic is likely to negatively impact our ability to increase rents and may impact our ability to maintain occupancy levels.
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, economic conditions, economic outlook, and the impact of the current COVID-19 pandemic. Our turnover rate may be affected by the current COVID-19 pandemic as a result of homes potentially remaining vacant while prospective residents remain in their current housing, and as a result of move outs potentially being canceled by residents who have not secured their next housing plans. Increases in turnover rates and the average number of days to re-resident reduce rental revenues as the homes are not generating income during this period.
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
While the COVID-19 outbreak has required us to modify our property improvement and maintenance procedures to accommodate both government-mandated access restrictions and resident preferences, as a currently designated “essential business” we are currently continuing to complete all emergency maintenance work orders and other work orders that can safely be completed and preparing homes for new residents. However, we have deferred many non-emergency work orders which will be addressed when we can safely access our homes. Additionally, future potential governmental measures may restrict our ability to function as an “essential business.”
Property Acquisitions and Renovations: Future growth in rental revenues and other property income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. All of these factors may be negatively impacted by the COVID-19 outbreak, potentially reducing the number of homes we acquire.
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, whether the property was vacant when acquired, and whether there are any state or local restrictions on our ability to complete renovations as an essential business function. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices. Additionally, COVID-19 and related containment measures may interfere with the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business.
Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, secured term loan, term loan facility, revolving facility, and convertible debt, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions and the terms of the underlying financing arrangements. Inability by our residents to meet their lease obligations due to the COVID-19 pandemic could reduce our cash flows which could impact our ability to make all required debt service payments. Furthermore, the COVID-19 pandemic has resulted in a widespread health crisis adversely affecting the economy and financial markets of many countries resulting in an economic downturn that could negatively affect our ability to access financial markets as well as our business, results of operations, and financial condition. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
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

General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day-to-day activities. General and administrative expense also includes merger and transaction-related expenses, among other things, that are of a non-recurring nature.
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
Other, net
Other, net includes interest income, third party management fee income, equity in earnings from an unconsolidated joint venture, unrealized gains from investments in equity securities, and other miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.
Results of Operations
Portfolio Information
As of March 31, 2020 and 2019, we owned 79,525 and 80,361 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2020 and 2019, we acquired 504 and 208 homes, respectively, and sold 484 and 654 homes, respectively. During the three months ended March 31, 2020 and 2019, we owned an average of 79,501 and 80,665 single-family rental homes, respectively.
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
As of March 31, 2020, our Same Store portfolio consisted of 72,707 single-family rental homes.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Rental revenues and other property income	$449,789	$435,500	$14,289	3.3%

Expenses:
Property operating and maintenance	166,916	160,346	6,570	4.1%
Property management expense	14,372	15,160	(788)	(5.2)%
General and administrative	14,228	26,538	(12,310)	(46.4)%
Interest expense	84,757	93,983	(9,226)	(9.8)%
Depreciation and amortization	135,027	133,609	1,418	1.1%
Impairment and other	3,127	5,392	(2,265)	(42.0)%
Total expenses	418,427	435,028	(16,601)	(3.8)%

Other, net	3,714	3,125	589	18.8%
Gain on sale of property, net of tax	15,200	17,572	(2,372)	(13.5)%

Net income	$50,276	$21,169	$29,107	137.5%
Rental Revenues and Other Property Income
For the three months ended March 31, 2020 and 2019, total portfolio rental revenues and other property income totaled $449.8 million and $435.5 million, respectively, an increase of 3.3%, driven by an increase in average monthly rent per occupied home and an increase in utilities reimbursements, partially offset by a slight decrease in average occupancy and a 1,164 home decrease between periods in the average number of homes owned.
Average occupancy for the three months ended March 31, 2020 and 2019 for the total portfolio was 94.4% and 94.7%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2020 and 2019 was $1,851 and $1,781, respectively, a 3.9% increase. For our Same Store portfolio, average occupancy was 96.7% and 96.5% for the three months ended March 31, 2020 and 2019, respectively, and average monthly rent per occupied home for the three months ended March 31, 2020 and 2019 was $1,851 and $1,782, respectively, a 3.9% increase.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.3% and 5.2% for the three months ended March 31, 2020 and 2019, respectively, and new lease net effective rental rate growth for the total portfolio averaged 2.0% and 3.6% for the three months ended March 31, 2020 and 2019, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.3% and 5.2% for the three months ended March 31, 2020 and 2019, respectively, and new lease net effective rental rate growth averaged 1.7% and 3.7% for the three months ended March 31, 2020 and 2019, respectively.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2020 and 2019 was 25.0% and 25.1%, respectively. For the Same Store portfolio, an average home remained unoccupied for 52 and 53 days between residents for the three months ended March 31, 2020 and 2019, respectively.

The increase in other property income during the three months ended March 31, 2020 was driven by utilities reimbursements. More utilities remained in our name compared to prior year as the terms of new leases require residents to reimburse us for those costs. This increase was partially offset by a decrease in the average number of homes owned between periods.
Expenses
For the three months ended March 31, 2020 and 2019, total expenses were $418.4 million and $435.0 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
Property operating and maintenance expense increased to $166.9 million for the three months ended March 31, 2020 from $160.3 million for the three months ended March 31, 2019, driven by increases related to repairs and maintenance, utilities, and property taxes, partially offset by a decrease in average home count.
Property management expense and general and administrative expense decreased to $28.6 million for the three months ended March 31, 2020 from $41.7 million for the three months ended March 31, 2019, due to decreases in severance expense of $7.0 million, merger and transaction-related expenses of $2.8 million, offering related expenses of $1.5 million, and share-based compensation expense of $1.5 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Interest expense was $84.8 million and $94.0 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest expense was primarily driven by a decrease in the average debt balance outstanding during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to various prepayments and redemption of our convertible debt for common equity subsequent to March 31, 2019. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,638.8 million as of March 31, 2020 from $9,080.9 million as of March 31, 2019.
Depreciation and amortization expense increased to $135.0 million for the three months ended March 31, 2020 from $133.6 million for the three months ended March 31, 2019 due to an increase in cumulative capital expenditures. This was partially offset by a decrease in the average number of homes owned during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Impairment and other expenses were $3.1 million and $5.4 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, impairment and other expenses was comprised of impairment losses of $2.5 million on our single-family residential properties and casualty losses of $0.6 million. During the three months ended March 31, 2019, impairment and other expenses was comprised of impairment losses of $3.3 million on our single-family residential properties and casualty losses of $2.1 million.
Other, net
Other, net increased to $3.7 million for the three months ended March 31, 2020 from $3.1 million for the three months ended March 31, 2019, due to changes in the components of our miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $15.2 million and $17.6 million for the three months ended March 31, 2020 and 2019, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 654 during the three months ended March 31, 2019 to 484 during the three months ended March 31, 2020.

Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2020 and December 31, 2019 include unrestricted cash and cash equivalents of $297.1 million and $92.3 million, respectively, a 222.0% increase. In March 2020, we drew $250.0 million on our revolving facility (the “Revolving Facility”) due to uncertainties about the impact of the COVID-19 pandemic on our cash provided by operations and our near-term acquisition and disposition activity. As of March 31, 2020, we had $1,027.1 million of liquidity, including unrestricted cash of $297.1 million and an undrawn balance of $730.0 million on our $1,000.0 million Revolving Facility. Additionally, there are no restrictions on our ability to draw additional funds from the Revolving Facility, provided we remain in compliance with all covenants; and we have no debt maturing before 2022, provided all extension options are exercised.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, as detailed in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the risk factors identified in other reports we have filed with the SEC, including without limitation our Annual Report on Form 10-K for the year ended December 31, 2019.
Through March 31, 2020, disposition channels remained healthy in our markets, and we continued to sell homes that had been designated for disposition. Additionally, we have limited cash commitments outside of debt service as we do not engage in any development activity, and the pipeline of acquisitions to which we are committed is $56.1 million as of March 31, 2020. However, the impact of the COVID-19 pandemic may impact the acquisition and disposition of single-family homes in ways that we are unable to predict.
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
However, the COVID-19 pandemic may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any such loan agreement under which payments were not made. Specifically, the collateral within individual Borrower Entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for a specific mortgage loan or for our Secured Term Loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $730.0 million as of March 31, 2020.
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
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800.0 million of our common stock through the Agents (the “ATM Equity Program”). The ATM Equity Program was established in order to use the net proceeds from sales under the program for general corporate purposes, which may include, without limitation, working capital, repayment of indebtedness, acquisitions and renovations of single-family properties, and for related activities in accordance with our business strategy. During the three months ended March 31, 2020, we sold 1,872,066 shares of our common stock under our ATM Equity Program, generating net proceeds of $55.9 million after giving effect to Agent commissions and other costs totaling $0.9 million. As of March 31, 2020, $686.2 million remains available for future offerings under the ATM Equity Program.
Certain Securitizations, the Secured Term Loan, the Term Loan Facility (all defined below), and the Revolving Facility (collectively, the “LIBOR-Based Loans”) use London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing interest rates. Our derivative instruments are also indexed to LIBOR. The Financial Conduct Authority in the United Kingdom, the governing body responsible for regulating LIBOR, announced that it will no longer compel or persuade financial institutions and panel banks to make LIBOR submissions after 2021. Once LIBOR is phased out, the interest rates for our LIBOR-Based Loans will be based on a comparable or successor rate as provided for in our loan agreements. We will work with the counterparties to our swap and cap agreements to adjust each floating rate to a comparable or successor rate. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2020 and December 31, 2019:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	March 31, 2020	December 31, 2019
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	$995,481	$995,520
SWH 2017-1(7)	October 9, 2020	January 9, 2023	2.56%	102-347 bps	739,955	744,092
IH 2017-2(7)	December 9, 2020	December 9, 2024	2.13%	91-186 bps	619,596	624,475
IH 2018-1(7)	March 9, 2021	March 9, 2025	2.11%	76-206 bps	785,217	793,720
IH 2018-2(7)(8)	June 9, 2020	June 9, 2025	2.33%	95-230 bps	938,484	957,135
IH 2018-3(7)(9)	July 9, 2020	July 9, 2025	2.34%	105-230 bps	1,148,526	1,213,035
IH 2018-4(7)	January 9, 2021	January 9, 2026	2.41%	115-225 bps	931,849	938,430
Total Securitizations					6,159,108	6,266,407
Less: deferred financing costs, net					(21,364)	(27,946)
Total					$6,137,744	$6,238,461

(1)	The maturity dates above reflect all extension options that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of March 31, 2020, LIBOR was 0.99%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Range of spreads is based on outstanding principal balances as of March 31, 2020.

(5)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(6)	Net of unamortized discount of $2.6 million and $2.6 million as of March 31, 2020 and December 31, 2019, respectively.

(7)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1, IH 2017-2, and IH 2018-1 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(8)	On March 6, 2020, we submitted a notification to request an extension of the maturity of the IH 2018-2 mortgage loan from June 9, 2020 to June 9, 2021 upon approval.

(9)	On April 7, 2020, we submitted a notification to request an extension of the maturity of the IH 2018-3 mortgage loan from July 9, 2020 to July 9, 2021 upon approval.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2020 and December 31, 2019, a total of 35,911 and 37,040 homes, respectively, with a net book value of $6,922.6 million and $7,137.6 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
The Trusts are structured as pass-through entities that receive interest payments from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us (discussed below) and determined that they do not create a more than insignificant variable interest in the Trusts. Additionally, the retained certificates do not provide us with any ability to direct activities that could impact the Trusts’ economic performance. Therefore, we do not consolidate the Trusts.

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
To fulfill these requirements, IH 2017-1 issued Class B certificates, which are restricted certificates that were made available exclusively to INVH LP in order to comply with the Risk Retention Rules. The Class B certificates bear a stated annual interest rate of 4.23%, including applicable servicing fees.
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 3.47%.
The retained certificates total $311.5 million and $317.0 million as of March 31, 2020 and December 31, 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2020, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2020 and 2019, we made voluntary and mandatory prepayments of $107.4 million and $180.8 million, respectively, under the terms of the mortgage loan agreements.

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
The following table sets forth a summary of our Secured Term Loan indebtedness as of March 31, 2020 and December 31, 2019:

($ in thousands)	Maturity Date	Interest Rate(1)	March 31, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,464	$403,464
Deferred financing costs, net			(2,431)	(2,486)
Secured Term Loan, net			$401,033	$400,978

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

Collateral
The Secured Term Loan’s collateral pool contains 3,333 homes at March 31, 2020 and December 31, 2019, with a net book value of $731.2 million and $734.8 million , respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2020, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.

Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. As of March 31, 2020, no such prepayments have been made.
Term Loan Facility and Revolving Facility
On February 6, 2017, we entered into a credit agreement with a syndicate of banks, financial institutions, and institutional lenders for a credit facility (the “Credit Facility”), which was amended on December 18, 2017 to include all entities and homes acquired in the Mergers. The Credit Facility provides $2,500.0 million of borrowing capacity and consists of a $1,000.0 million Revolving Facility, which will mature on February 6, 2021, with a one year extension option, and a $1,500.0 million term loan facility (the “Term Loan Facility”), which will mature on February 6, 2022. The Revolving Facility also includes borrowing capacity available for letters of credit and for short-term borrowings referred to as swing line borrowings, in each case subject to certain sublimits. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility by an aggregate amount of up to $1,500.0 million), subject to certain limitations. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness and for general corporate purposes. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2020 and December 31, 2019:

($ in thousands)	Maturity Date	Interest Rate(1)	March 31, 2020	December 31, 2019
Term Loan Facility	February 6, 2022	2.69%	$1,500,000	$1,500,000
Deferred financing costs, net			(5,531)	(6,253)
Term Loan Facility, net			$1,494,469	$1,493,747

Revolving Facility	February 6, 2021	2.74%	$270,000	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2020, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 0.99%.

(2)	If we exercise the one year extension option, the maturity date will be February 6, 2022.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of March 31, 2020, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2020 and December 31, 2019:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	March 31, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.79 years	$345,000	$345,000
Net unamortized fair value adjustment						(9,441)	(10,701)
Total						$335,559	$334,299

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes.

(2)
The conversion rate as of March 31, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of March 31, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share—actual $). For the three months ended March 31, 2019, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2,803.
As of March 31, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes was less than the principal amount by $22.3 million as of March 31, 2020 as the closing market price of our common stock of $21.37 per common share (actual $) was less than the implicit conversion price. For the three months ended March 31, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.3 million and $4.2 million, respectively.
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
The table below summarizes our interest rate swap instruments as of March 31, 2020 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 21, 2016	February 28, 2017	January 31, 2022	1.97%	One month LIBOR	$750,000
December 11, 2019	February 28, 2017	December 31, 2024	1.74%	One month LIBOR	750,000
January 12, 2017	February 28, 2017	August 7, 2020	1.59%	One month LIBOR	1,100,000
January 13, 2017	February 28, 2017	June 9, 2020	1.63%	One month LIBOR	595,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
June 3, 2016	July 15, 2019	July 15, 2020	1.30%	One month LIBOR	450,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
December 9, 2019	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

During the three months ended March 31, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $135.6 million will be reclassified to earnings as an increase in interest expense.

Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.24% to 5.31%.
Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we, our equity investors, our and their respective affiliates, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facilities and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our condensed consolidated balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facility and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$177,721	$193,183	$(15,462)	(8.0)%
Net cash provided by (used in) investing activities	(80,742)	55,027	(135,769)	(246.7)%
Net cash provided by (used in) financing activities	132,571	(256,783)	389,354	151.6%
Change in cash, cash equivalents, and restricted cash	$229,550	$(8,573)	$238,123	N/M
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $177.7 million and $193.2 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of 8.0%. The decrease in cash provided by operating activities was driven by changes in operating assets and liabilities.

Investing Activities
Net cash provided by (used in) investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash provided by (used in) investing activities was $(80.7) million and $55.0 million for the three months ended March 31, 2020 and 2019, respectively, a decrease of $135.8 million. The decrease in net cash provided by (used in) investing activities primarily resulted from the combined effect of the following: (1) an increase in cash used for the acquisition of homes during the three months ended March 31, 2020 compared to the three months ended March 31, 2019; (2) an increase in cash used for the initial renovation of homes during the three months ended March 31, 2020 compared to the three months ended March 31, 2019; and (3) a decrease in proceeds from the sale of homes during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. More specifically, acquisition spend increased $82.0 million due to a significant increase in the number of homes acquired from 208 homes during the three months ended March 31, 2019 to 504 homes during the three months ended March 31, 2020. Initial renovation spend increased $21.4 million from the three months ended March 31, 2019 compared to the three months ended March 31, 2020 due to a significant increase in the number of homes undergoing their initial renovation and an increase in the cost per home. Proceeds from sales of homes decreased $19.2 million from the three months ended March 31, 2019 to the three months ended March 31, 2020 due to a significant decrease in the number of homes sold from 654 to 484, respectively, partially offset by an increase in proceeds per home.
Financing Activities
Net cash provided by (used in) financing activities was $132.6 million and $(256.8) million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, $270.0 million of proceeds from our Revolving Facility, net of payments, along with $55.9 million of proceeds from our ATM Equity Program, net of commissions, and operating cash flows were used (1) to repay $107.4 million of our mortgage loans, including partial repayments of IH 2018-2 and IH 2018-3 and (2) to fund $81.8 million of dividend and distribution payments. For the three months ended March 31, 2019, proceeds from home sales and operating cash flows were used to repay $180.8 million of our mortgage loans, including partial repayments on CSH 2016-2 and IH 2017-2, and for dividend payments which totaled $68.0 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our contractual obligations as of March 31, 2020, consist of the following:

($ in thousands)	Total	2020(1)	2021-2022	2023-2024	Thereafter
Mortgage loans, net(2)(3)	$7,054,550	$123,204	$327,435	$1,648,562	$4,955,349
Secured Term Loan	565,421	10,857	28,951	28,951	496,662
Term Loan Facility, net(2)	1,575,880	30,823	1,545,057	—	—
Revolving Facility(2)(3)(4)	288,717	7,603	281,114	—	—
2022 Convertible Notes(5)	369,151	6,038	363,113	—	—
Derivative instruments(6)	468,668	64,137	187,015	186,205	31,311
Purchase commitments(7)	56,092	56,092	—	—	—
Operating leases(8)	16,912	3,518	7,991	4,305	1,098
Finance leases(9)	11,140	2,349	5,572	3,219	—
Total	$10,406,531	$304,621	$2,746,248	$1,871,242	$5,484,420

(1)	Includes estimated payments for the remaining nine months of 2020.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of March 31, 2020 at rates in effect as of such date; as of March 31, 2020, LIBOR was 0.99%.

(3)
Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(4)	Includes the related unused commitment fee.

(5)	Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate.

(6)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of March 31, 2020, or 0.99%.

(7)	Represents commitments to acquire 190 single-family rental homes as of March 31, 2020.

(8)	Includes approximately $2.5 million for an operating lease for office space which has been entered into and is anticipated to commence during the next nine months.

(9)	Includes approximately $2.5 million of finance leases for fleet vehicles which have been entered into and are anticipated to commence during the next three months.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale; and (ii) derivative financial instruments. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2020.
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
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; merger and transaction-related expenses; severance; casualty losses, net; and other income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Net income available to common stockholders	$49,854	$20,716
Net income available to participating securities	102	106
Non-controlling interests	320	347
Interest expense	84,757	93,983
Depreciation and amortization	135,027	133,609
EBITDA	270,060	248,761
Gain on sale of property, net of tax	(15,200)	(17,572)
Impairment on depreciated real estate investments	2,471	3,253
EBITDAre	257,331	234,442
Share-based compensation expense(1)	4,101	5,607
Merger and transaction-related expenses(2)	—	2,795
Severance	—	6,969
Casualty losses, net	656	2,139
Other, net(3)	(3,714)	(3,125)
Adjusted EBITDAre	$258,374	$248,827

(1)
For the three months ended March 31, 2020 and 2019, $833 and $687 was recorded in property management expense, respectively, and $3,268 and $4,920 was recorded in general and administrative expense, respectively.

(2)	Includes merger and transaction-related expenses included within general and administrative.

(3)	Includes interest income, unrealized gains from investments in equity securities, and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs, and marketing expense). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; and other income and expenses.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2020	2019
Net income available to common stockholders	$49,854	$20,716
Net income available to participating securities	102	106
Non-controlling interests	320	347
Interest expense	84,757	93,983
Depreciation and amortization	135,027	133,609
Property management expense(1)	14,372	26,538
General and administrative(2)	14,228	15,160
Impairment and other(3)	3,127	5,392
Gain on sale of property, net of tax	(15,200)	(17,572)
Other, net(4)	(3,714)	(3,125)
NOI (total portfolio)	282,873	275,154
Non-Same Store NOI	(15,848)	(18,440)
NOI (Same Store portfolio)(5)	$267,025	$256,714

(1)	Includes $833 and $687 of share-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

(2)	Includes $3,268 and $4,920 of share-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.

(3)	Includes interest income, unrealized gains from investments in equity securities, and other miscellaneous income and expenses.

(4)	The Same Store portfolio totaled 72,707 homes for the three months ended March 31, 2020 and 2019.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense for derivatives; share-based compensation expense; offering related expenses; merger and transaction-related expenses; severance expense; unrealized gains on investments in equity securities; and casualty losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2020	2019
Net income available to common stockholders	$49,854	$20,716
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	102	106
Non-controlling interests	320	347
Depreciation and amortization on real estate assets	133,914	132,520
Impairment on depreciated real estate investments	2,471	3,253
Net gain on sale of previously depreciated investments in real estate	(15,200)	(17,572)
FFO	171,461	139,370
Noncash interest expense related to amortization of deferred financing costs, loan discounts, and noncash interest expense from derivatives	10,391	14,865
Share-based compensation expense(1)	4,101	5,607
Offering related expenses(2)	—	1,543
Merger and transaction-related expenses(3)	—	2,795
Severance expense	—	6,969
Unrealized gains on investments in equity securities(4)	(34)	—
Casualty losses, net	656	2,139
Core FFO	186,575	173,288
Recurring capital expenditures	(25,988)	(25,111)
Adjusted FFO	$160,587	$148,177

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)	543,904,420	521,817,494

Net income per common share — diluted(5)(6)(7)	$0.09	$0.04

FFO
Numerator for FFO per common share — diluted(5)	$175,740	$142,173
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	562,886,872	543,717,533

FFO per common share — diluted(5)(6)(7)	$0.31	$0.26

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	547,786,429	531,226,791

Core FFO per common share — diluted(5)(6)(7)	$0.34	$0.33
AFFO per common share — diluted(5)(6)(7)	$0.29	$0.28

(1)
For the three months ended March 31, 2020 and 2019, $833 and $687 was recorded in property management expense, respectively, and $3,268 and $4,920 was recorded in general and administrative expense, respectively.

(2)	Includes expenses associated with secondary offerings of common stock completed during the three months ended March 31, 2019 included within other, net.

(3)	Includes merger and transaction-related expenses included within general and administrative.

(4)	Includes unrealized gains on our investments in equity securities during the three months ended March 31, 2020 included within other, net.

(5)
On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of common stock, and these shares of common stock are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to that date. The impact of the 2019 Convertible Notes in the period prior to conversion is reflected in the FFO per common share — diluted computation above in accordance with the “if-converted” method consistent with Nareit’s guidance for calculating FFO per share. For the three months ended March 31, 2019, the numerator for FFO per common share — diluted is adjusted for $2,803 of interest expense on the 2019 Convertible Notes, including non-cash amortization of discounts. For the three months ended March 31, 2019, the denominator is adjusted for 12,490,742 potential shares of common stock for the 2019 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share — diluted.

With respect to the 2022 Convertible Notes, for the three months ended March 31, 2020, the numerator for FFO per common share — diluted is adjusted for $4,279 of interest expense, including non-cash amortization of discounts. For the three months ended March 31, 2020, the denominator is adjusted for 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share —diluted. For the three months ended March 31, 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of net income or loss and FFO per common share — diluted as they are anti-dilutive and are excluded from Core FFO and AFFO per common share — diluted.

(6)
Incremental shares attributed to non-vested share-based awards totaling 1,354,908 and 376,672 shares for the three months ended March 31, 2020 and 2019, respectively, are included in the denominator for net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,773,632 and 1,097,383 for the three months ended March 31, 2020 and 2019, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(7)
Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 3,463,285 and 8,688,586 for the three months ended March 31, 2020 and 2019, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of March 31, 2020, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $5,163.6 million, Term Loan Facility of $1,500.0 million, and Revolving Facility of $270.0 million, for a combined total of $6,933.6 million. We effectively converted 94.0% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase or decrease of $4.1 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

ITEM 1A. RISK FACTORS
For a discussion of our potential risks or uncertainties, you should carefully read and consider risk factors previously disclosed under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed except for the risk factors listed below. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Moreover, many risk factors set forth in the Annual Report on Form 10-K have been heightened as a result of the impact of the COVID-19 pandemic.
Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as COVID-19.
Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, results of operations, financial condition, and cash flows. As cases of COVID-19 continue to spread in the United States, certain states and cities, including those in which we own properties and where our principal places of business are located, have reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. The COVID-19 outbreak, as well as measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, is interfering with our residents’ ability to meet their lease obligations and make their rent payments on time or at all. In addition to some jurisdictions across the United States imposing temporary eviction moratoriums and allowing residents to defer missed rent payments without incurring late fees, we have chosen to implement a temporary moratorium on evictions across all of our markets and have elected not to charge late fees in certain situations. Some jurisdictions have implemented other measures, including disaster declarations, which limit our ability to increase rents. While such measures will enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they will result in loss of rental income and other property income. We may not be able to promptly re-lease properties that are vacant or become vacant because residents decide not to renew their leases or for other reasons, and the rental rates or other terms under new leases may be less favorable than the terms of the current leases. We cannot predict if additional states or municipalities will implement similar restrictions or when restrictions currently in place will expire.
Additionally, COVID-19 and related containment measures may also interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding (in the case of our Revolving Facility) at ordinary levels of performance relative to the conduct of our business.
Business continuity and disaster recovery issues which may result from the current COVID-19 pandemic or any future pandemic could materially interrupt our business operations. In response to executive orders issued in certain states where we operate, the majority of our associates based at our headquarters and local offices are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business.
A significant outbreak of pandemic infectious diseases in the human population may result, and the COVID-19 pandemic has resulted, in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors:

•	demand for single-family rental properties decreasing substantially and/or occupancy decreasing materially;

•
inability by our residents to meet their lease obligations could reduce our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. For example, our securitized financings require that monthly cash collections from their respective property collateral pools be controlled by the servicer until monthly debt service payments and property management fees are paid and escrow reserves are funded. So long as we remain in compliance with certain covenants contained in the underlying loan agreements, after such monthly payments are made the servicer releases all residual net cash flow to us. This residual net cash flow represents a material portion of our cash flows.  If the property collateral pools experience higher rates of resident defaults or delinquencies these covenants may not be achieved, which would result in the servicer holding all residual net cash flow from any collateral pool that does not meet the covenant requirements, net of a monthly funding to us for budgeted operating expenses, in blocked collateral accounts for the benefit of the securitized lender rather than being made available to us.  Our lack of access to the net cash flow from securitized collateral pools could have a material adverse effect on our business, results of operations and financial condition;

•
a general decline in business activity and demand for real estate transactions could adversely affect (1) our ability to acquire or dispose of single-family homes on terms that are attractive or at all and (2) the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill;

•
difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis;

•
the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Revolving Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility or to exercise extension options on our mortgage loans and the Revolving Facility;

•	a deterioration in our ability to operate in affected areas or delays in the supply of products or services by vendors that are needed for our efficient operations; and

•
the potential negative consequences for the health of our associates, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others.
The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance.

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

10.1
Form of Award Notice and Restricted Stock Unit Agreement (2020 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 25, 2020).†

10.2	Invitation Homes Inc. Executive Severance Plan (filed herewith).†

31.1	Certificate of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Name: Ernest M. Freedman
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: May 7, 2020

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 7, 2020