Form 10-Q
period 2020-06-30
Invitation Homes Inc.
filed 2020-08-04
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2020
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of August 3, 2020, there were 560,533,071 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	70
Item	4.	Controls and Procedures	70

PART II
Item	1.	Legal Proceedings	72
Item	1A.	Risk Factors	72
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item	3.	Defaults Upon Senior Securities	74
Item	4.	Mine Safety Disclosures	74
Item	5.	Other Information	74
Item	6.	Exhibits	75

Signatures			76

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, and risks related to the potential negative impact of the outbreak of the coronavirus strain, known as COVID-19, on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”) and under Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

•	“historical average” is the simple average of each of the six months beginning October 2019 and to and including March 2020;

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

•
“revenue collections as a percentage of monthly billings” represents the total cash received in a given monthly period for rental revenues and other property income (including receipt of late payments that were billed in prior months) divided by the total amounts billed in that period. When a payment plan is in place with a resident, amounts are considered to be billed at the time they would have been billed based on the terms of the original lease, not the terms of the payment plan. We believe this provides management and external stakeholders with meaningful information about our success in collecting amounts due under our lease agreements;

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,487,945	$4,499,346
Building and improvements	13,882,606	13,747,818
	18,370,551	18,247,164
Less: accumulated depreciation	(2,252,814)	(2,003,972)
Investments in single-family residential properties, net	16,117,737	16,243,192
Cash and cash equivalents	571,719	92,258
Restricted cash	223,894	193,987
Goodwill	258,207	258,207
Other assets, net	574,759	605,266
Total assets	$17,746,316	$17,392,910

Liabilities:
Mortgage loans, net	$6,118,575	$6,238,461
Secured term loan, net	400,986	400,978
Term loan facility, net	1,495,191	1,493,747
Revolving facility	—	—
Convertible senior notes, net	336,820	334,299
Accounts payable and accrued expenses	190,344	186,110
Resident security deposits	154,200	147,787
Other liabilities	706,327	325,450
Total liabilities	9,402,443	9,126,832
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 560,532,679 and 541,642,725 outstanding as of June 30, 2020 and December 31, 2019, respectively	5,605	5,416
Additional paid-in capital	9,515,625	9,010,194
Accumulated deficit	(595,318)	(524,588)
Accumulated other comprehensive loss	(632,148)	(276,600)
Total stockholders' equity	8,293,764	8,214,422
Non-controlling interests	50,109	51,656
Total equity	8,343,873	8,266,078
Total liabilities and equity	$17,746,316	$17,392,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Rental revenues and other property income	$449,755	$441,582	$899,544	$877,082

Expenses:
Property operating and maintenance	167,002	166,574	333,918	326,920
Property management expense	14,529	16,021	28,901	31,181
General and administrative	14,426	15,956	28,654	42,494
Interest expense	86,071	95,706	170,828	189,689
Depreciation and amortization	137,266	133,031	272,293	266,640
Impairment and other	(180)	1,671	2,947	7,063
Total expenses	419,114	428,959	837,541	863,987

Other, net	1,370	610	5,084	3,735
Gain on sale of property, net of tax	11,167	26,172	26,367	43,744

Net income	43,178	39,405	93,454	60,574
Net income attributable to non-controlling interests	(275)	(463)	(595)	(810)

Net income attributable to common stockholders	42,903	38,942	92,859	59,764
Net income available to participating securities	(119)	(109)	(221)	(215)

Net income available to common stockholders — basic and diluted (Note 12)	$42,784	$38,833	$92,638	$59,549

Weighted average common shares outstanding — basic	548,811,968	525,070,036	545,680,740	523,265,455
Weighted average common shares outstanding — diluted	549,920,213	525,933,643	546,836,809	524,190,469

Net income per common share — basic	$0.08	$0.07	$0.17	$0.11
Net income per common share — diluted	$0.08	$0.07	$0.17	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$43,178	$39,405	$93,454	$60,574

Other comprehensive loss
Unrealized losses on interest rate swaps	(52,817)	(148,599)	(394,255)	(236,467)
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	28,042	(7,891)	36,609	(18,754)
Other comprehensive loss	(24,775)	(156,490)	(357,646)	(255,221)
Comprehensive income (loss)	18,403	(117,085)	(264,192)	(194,647)
Comprehensive (income) loss attributable to non-controlling interests	(246)	1,312	1,503	2,583

Comprehensive income (loss) attributable to common stockholders	$18,157	$(115,773)	$(262,689)	$(192,064)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2020
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2020	543,767,445	$5,438	$9,066,512	$(556,305)	$(607,402)	$7,908,243	$49,884	$7,958,127
Capital distributions	—	—	—	—	—	—	(534)	(534)
Net income	—	—	—	42,903	—	42,903	275	43,178
Dividends and dividend equivalents declared ($0.15 per share)	—	—	—	(81,916)	—	(81,916)	—	(81,916)
Issuance of common stock — settlement of RSUs, net of tax	74,834	—	(190)	—	—	(190)	—	(190)
Issuance of common stock, net	16,690,400	167	447,710	—	—	447,877	—	447,877
Share-based compensation expense	—	—	1,593	—	—	1,593	513	2,106
Total other comprehensive loss	—	—	—	—	(24,746)	(24,746)	(29)	(24,775)
Balance as of June 30, 2020	560,532,679	$5,605	$9,515,625	$(595,318)	$(632,148)	$8,293,764	$50,109	$8,343,873

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	541,642,725	$5,416	$9,010,194	$(524,588)	$(276,600)	$8,214,422	$51,656	$8,266,078
Capital distributions	—	—	—	—	—	—	(1,068)	(1,068)
Net income	—	—	—	92,859	—	92,859	595	93,454
Dividends and dividend equivalents declared ($0.30 per share)	—	—	—	(163,589)	—	(163,589)	—	(163,589)
Issuance of common stock — settlement of RSUs, net of tax	327,488	3	(3,364)	—	—	(3,361)	—	(3,361)
Issuance of common stock, net	18,562,466	186	503,612	—	—	503,798	—	503,798
Share-based compensation expense	—	—	5,183	—	—	5,183	1,024	6,207
Total other comprehensive loss	—	—	—	—	(355,548)	(355,548)	(2,098)	(357,646)
Balance as of June 30, 2020	560,532,679	$5,605	$9,515,625	$(595,318)	$(632,148)	$8,293,764	$50,109	$8,343,873

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$93,454	$60,574

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272,293	266,640
Share-based compensation expense	6,207	9,222
Amortization of deferred leasing costs	5,828	5,060
Amortization of deferred financing costs	14,353	20,158
Amortization of debt discounts	2,697	4,709
Provisions for impairment	3,913	7,329
Gain on sale of property, net of tax	(26,367)	(43,744)
Change in fair value of derivative instruments	2,707	2,170
Other non-cash amounts included in net income	(349)	785
Changes in operating assets and liabilities:
Other assets, net	(14,288)	(9,823)
Accounts payable and accrued expenses	17,612	48,771
Resident security deposits	6,413	3,000
Other liabilities	11,462	491
Net cash provided by operating activities	395,935	375,342

Investing Activities:
Amounts deposited and held by others	733	(966)
Acquisition of single-family residential properties	(179,901)	(246,306)
Initial renovations to single-family residential properties	(61,623)	(18,749)
Other capital expenditures for single-family residential properties	(84,025)	(70,161)
Proceeds from sale of single-family residential properties	228,728	336,523
Repayment proceeds from retained debt securities	6,787	35,687
Other investing activities	(203)	3,163
Net cash provided by (used in) investing activities	(89,504)	39,191

Financing Activities:
Payment of dividends and dividend equivalents	(163,456)	(136,299)
Distributions to non-controlling interests	(1,068)	(1,886)
Payment of taxes related to net share settlement of RSUs	(3,361)	(8,108)
Payments on mortgage loans	(131,677)	(709,383)
Proceeds from secured term loan	—	403,464
Payments on secured term loan	(101)	—
Proceeds from revolving facility	320,000	135,000
Payments on revolving facility	(320,000)	(135,000)
Proceeds from issuance of common stock, net	503,798	—
Deferred financing costs paid	—	(2,613)
Other financing activities	(1,198)	(244)
Net cash provided by (used in) financing activities	202,937	(455,069)

Change in cash, cash equivalents, and restricted cash	509,368	(40,536)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	286,245	359,991
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$795,613	$319,455

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$153,151	$164,766
Cash paid for income taxes	967	1,699
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,760	2,581
Financing cash flows from finance leases	1,062	244

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$2,931	$6,188
Accrued residential property capital improvements at period end	8,459	12,617
Transfer of residential property, net to other assets, net for held for sale assets	98,254	198,138
Change in other comprehensive loss from cash flow hedges	(360,301)	(257,358)
ROU assets obtained in exchange for operating lease liabilities	2,961	1,721
ROU assets obtained in exchange for finance lease liabilities	9,235	—

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2020, INVH owns 99.4% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, and the condensed consolidated statements of operations for the three and six months ended June 30, 2020 include an allocation of the net income attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations is the potential adverse effect of the ongoing pandemic resulting from the coronavirus, or COVID-19. Since the outbreak, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. In addition, some jurisdictions across the United States have imposed temporary eviction moratoriums and are allowing residents to defer missed rent payments without incurring late fees, and such jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, and/or local authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. Certain other restrictions imposed by jurisdictions across the United States are intended to limit operations by businesses not deemed “essential businesses.” While none of the current restrictions have materially impacted our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents. Many experts predict that the outbreak will trigger, or even has already triggered, a period of global economic slowdown or a global recession.
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term due to, but not limited to, the following: (1) reduced economic activity that severely impacts the earnings or health of our residents, thereby causing them to be unable to fully meet their obligations to us and resulting in increases in uncollectible revenues and thus reductions in rental revenues and other property income; (2) governmental restrictions and moratoriums that negatively impact our ability to charge and collect rental revenues and other property income or impose restrictions on our ability to provide services to our residents and homes; (3) negative financial impact of the pandemic that could impact our ability to access funds available under our Revolving Facility (as defined in Note 6) or affect future compliance with financial covenants of our Credit Facility (as defined in Note 6) and other debt agreements; and (4) weaker economic conditions that could cause us to recognize impairments in value of our tangible assets or goodwill.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The extent to which the COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
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
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease accommodations resulting from the COVID-19 pandemic as many lessors have been asked to provide rent deferrals, rent abatements, late fee waivers, and other lease concessions to lessees (collectively, “lease accommodations”). While the lease modification guidance in ASC 842, Leases, addresses routine changes to lease terms resulting from negotiations between a lessee and lessor, it did not contemplate the rapid implementation of lease accommodations to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic.
Under existing lease guidance, we would have been required to determine, on a lease by lease basis, if each lease accommodation resulted from a new arrangement reached with the resident (treated within the lease modification accounting framework) or if each was contemplated under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). If certain criteria are met, the Lease Modification Q&A allows lessors to bypass the lease by lease analysis and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We elected to apply the Lease Modification Q&A guidance not to perform a lease by lease analysis with respect to any lease accommodations and to account for such accommodations outside of the lease modification framework. The Lease Modification Q&A has not had a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2020. However, the extent of lease accommodations granted to residents as a result of the COVID-19 pandemic in future periods may materially affect our condensed consolidated financial statements.
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
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2020	December 31, 2019
Land	$4,487,945	$4,499,346
Single-family residential property	13,258,956	13,121,179
Capital improvements	510,574	513,269
Equipment	113,076	113,370
Total gross investments in the properties	18,370,551	18,247,164
Less: accumulated depreciation	(2,252,814)	(2,003,972)
Investments in single-family residential properties, net	$16,117,737	$16,243,192

As of June 30, 2020 and December 31, 2019, the carrying amount of the residential properties above includes $119,454 and $119,608, respectively, of capitalized acquisition costs (excluding purchase price), along with $68,727 and $65,747, respectively, of capitalized interest, $26,438 and $25,565, respectively, of capitalized property taxes, $4,643 and $4,616, respectively, of capitalized insurance, and $2,992 and $2,836, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended June 30, 2020 and 2019, we recognized $135,647 and $131,782, respectively, of depreciation expense related to the components of the properties, and $1,619 and $1,249, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended June 30, 2020 and 2019, impairments totaling $1,442 and $4,076, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.
During the six months ended June 30, 2020 and 2019, we recognized $269,561 and $264,302, respectively, of depreciation expense related to the components of the properties and $2,732 and $2,338, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2020 and 2019, impairments totaling $3,913 and $7,329, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$571,719	$92,258
Restricted cash	223,894	193,987
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$795,613	$286,245

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
The balances of our restricted cash accounts, as of June 30, 2020 and December 31, 2019, are set forth in the table below. As of June 30, 2020 and December 31, 2019, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	June 30, 2020	December 31, 2019
Resident security deposits	$154,529	$148,186
Property taxes	39,413	10,443
Collections	18,759	24,034
Capital expenditures	5,632	5,627
Letters of credit	3,317	3,459
Special and other reserves	2,244	2,238
Total	$223,894	$193,987

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Other Assets
As of June 30, 2020 and December 31, 2019, the balances in other assets, net are as follows:

	June 30, 2020	December 31, 2019
Investments in debt securities, net	$310,380	$316,991
Held for sale assets(1)	77,386	116,529
Investment in unconsolidated joint venture	54,152	54,778
Rent and other receivables, net	31,644	25,244
Prepaid expenses	31,345	32,106
ROU lease assets — operating and finance, net	23,063	13,768
Investments in equity securities	16,734	16,650
Corporate fixed assets, net	9,138	9,825
Deferred leasing costs, net	7,801	7,427
Amounts deposited and held by others	2,787	1,348
Deferred financing costs, net	1,580	2,765
Derivative instruments (Note 7)	86	1,643
Other	8,663	6,192
Total	$574,759	$605,266

(1)	As of June 30, 2020 and December 31, 2019, 327 and 478 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $310,380, net of unamortized discounts of $2,465, as of June 30, 2020. These investments in debt securities are classified as held to maturity investments. As of June 30, 2020, we have not recognized any credit losses with respect to these investments in debt securities. As of December 31, 2019, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive loss. As of June 30, 2020, our retained certificates are scheduled to mature over the next month to seven years.
Investment in Unconsolidated Joint Venture
We own a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval of major decisions. As of June 30, 2020 and December 31, 2019, the joint venture owned 602 and 641 properties, respectively.
Rent and Other Receivables
We lease our properties to residents pursuant to leases that generally have an initial contractual term of at least 12 months, provide for monthly payments, and are cancelable by the resident and us under certain conditions specified in the related lease agreements. Rental revenues and other property income and the corresponding rent and other receivables are recorded net of any concessions and bad debt (including actual write-offs, credit reserves, and uncollectible amounts) for all periods presented.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended June 30, 2020 and 2019, rental revenues and other property income includes $19,613 and $23,253 of variable lease payments, respectively. For the six months ended June 30, 2020 and 2019, rental revenues and other property income includes $44,660 and $44,583 of variable lease payments, respectively.
Future minimum rental revenues under leases existing on our single-family residential properties as of June 30, 2020 are as follows:

Year	Lease Payments to be Received
Remainder of 2020	$698,441
2021	502,586
2022	43,571
2023	—
2024	—
Thereafter	—
Total	$1,244,598

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$13,225	$9,838	$12,552	$1,216
Other liabilities	14,483	9,382	13,787	1,210
Weighted average remaining lease term	3.9 years	3.6 years	3.8 years	2.0 years
Weighted average discount rate	4.0%	4.0%	4.0%	4.0%

Investments in Equity Securities
We hold investments in equity securities without a readily determinable fair value. We have elected to measure the investments at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuers. As of June 30, 2020 and December 31, 2019, the carrying amount of our investments in equity securities was $16,734 and $16,650, respectively. During the six months ended June 30, 2020, we recorded $34 of unrealized gains on our investments in equity securities which are included in other, net in the condensed consolidated statements of operations. No unrealized gains or losses were recorded during the three months ended June 30, 2020 and the three and six months ended June 30, 2019.
Deferred Financing Costs, net
In connection with our Revolving Facility, we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheets. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of June 30, 2020 and December 31, 2019, the unamortized balances of these deferred financing costs are $1,580 and $2,765, respectively.

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
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2020 and December 31, 2019:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	June 30, 2020	December 31, 2019
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$994,606	$995,520
SWH 2017-1(7)	September 29, 2017	October 9, 2020	January 9, 2023	1.73%	102-347 bps	736,208	744,092
IH 2017-2(7)	November 9, 2017	December 9, 2020	December 9, 2024	1.31%	91-186 bps	616,429	624,475
IH 2018-1(7)	February 8, 2018	March 9, 2021	March 9, 2025	1.28%	76-206 bps	780,718	793,720
IH 2018-2(7)	May 8, 2018	June 9, 2021	June 9, 2025	1.50%	95-230 bps	934,426	957,135
IH 2018-3(7)(8)	June 28, 2018	July 9, 2020	July 9, 2025	1.51%	105-230 bps	1,143,986	1,213,035
IH 2018-4(7)	November 7, 2018	January 9, 2021	January 9, 2026	1.58%	115-225 bps	928,533	938,430
Total Securitizations						6,134,906	6,266,407
Less: deferred financing costs, net						(16,331)	(27,946)
Total						$6,118,575	$6,238,461

(1)	The maturity dates above reflect all extension options that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of June 30, 2020, LIBOR was 0.16%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Range of spreads is based on outstanding principal balances as of June 30, 2020.

(5)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(6)	Net of unamortized discount of $2,465 and $2,641 as of June 30, 2020 and December 31, 2019, respectively.

(7)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1, IH 2017-2, IH 2018-1 and IH 2018-2 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(8)	On July 9, 2020, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2020 to July 9, 2021 was approved by the lender (see Note 15).

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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2020 and December 31, 2019, a total of 35,786 and 37,040 homes, respectively, with a net book value of $6,862,201 and $7,137,576, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
The retained certificates total $310,380 and $316,991 as of June 30, 2020 and December 31, 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2020 and 2019, we made voluntary and mandatory prepayments of $131,677 and $709,383, respectively, under the terms of the mortgage loan agreements. During the six months ended June 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2020 and December 31, 2019:

	Maturity Date	Interest Rate(1)	June 30, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,464
Deferred financing costs, net			(2,377)	(2,486)
Secured Term Loan, net			$400,986	$400,978

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

Collateral
The Secured Term Loan’s collateral pool contains 3,332 and 3,333 homes, respectively, as of June 30, 2020 and December 31, 2019, with a net book value of $727,530 and $734,759, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the six months ended June 30, 2020, we made mandatory prepayments of $101. No prepayments were made for the six months ended June 30, 2019.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2020 and December 31, 2019:

	Maturity Date	Interest Rate(1)	June 30, 2020	December 31, 2019
Term Loan Facility	February 6, 2022	1.86%	$1,500,000	$1,500,000
Deferred financing costs, net			(4,809)	(6,253)
Term Loan Facility, net			$1,495,191	$1,493,747

Revolving Facility(2)	February 6, 2021	1.91%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of June 30, 2020, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 0.16%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2020 and December 31, 2019:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.54 years	$345,000	$345,000
Net unamortized fair value adjustment						(8,180)	(10,701)
Total						$336,820	$334,299

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.

(2)
The conversion rate as of June 30, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of June 30, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). For the three and six months ended June 30, 2019, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2,783 and $5,586, respectively.
As of June 30, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $70,715 as of June 30, 2020 as the closing market price of our common stock of $27.53 per common share (actual $) exceeds the implicit conversion price. For the three months ended June 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,279 and $4,217, respectively. For the six months ended June 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $8,558 and $8,434, respectively.

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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2020:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Term Loan Facility	Revolving Facility(3)	Convertible Senior Notes	Total
Remainder of 2020	$2,496,623	$—	$—	$—	$—	$2,496,623
2021	2,643,677	—	—	—	—	2,643,677
2022	—	—	1,500,000	—	345,000	1,845,000
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
Thereafter	994,606	403,363	—	—	—	1,397,969
Total	6,134,906	403,363	1,500,000	—	345,000	8,383,269
Less: deferred financing costs, net	(16,331)	(2,377)	(4,809)	—	—	(23,517)
Less: unamortized fair value adjustment	—	—	—	—	(8,180)	(8,180)
Total	$6,118,575	$400,986	$1,495,191	$—	$336,820	$8,351,572

(1)
The maturity dates of the obligations are reflective of all extensions that have been exercised as of June 30, 2020. If fully extended, we would have no mortgage loans maturing before 2023. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender.

(2)	On July 9, 2020, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2020 to July 9, 2021 was approved by the lender (see Note 15).

(3)	If we exercise the one year extension option, the maturity date will be in 2022.
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
The table below summarizes our interest rate swap instruments as of June 30, 2020:

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

During the three and six months ended June 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $153,198 will be reclassified to earnings as an increase in interest expense.

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
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2020	December 31, 2019	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$1,643	Other liabilities	$634,337	$275,679

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	86	—	Other liabilities	2	—
Total		$86	$1,643		$634,339	$275,679

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2020 and December 31, 2019:

	June 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$86	$—	$86	$—	$—	$86
Offsetting liabilities:
Derivatives	$634,339	$—	$634,339	$—	$—	$634,339

	December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1,643	$—	$1,643	$(1,054)	$—	$589
Offsetting liabilities:
Derivatives	$275,679	$—	$275,679	$(1,054)	$—	$274,625

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Loss and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of operations for the three months ended June 30, 2020 and 2019:

	Amount of Loss Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(52,817)	$(148,599)	Interest expense	$(28,042)	$7,891	$86,071	$95,706

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended June 30,
		2020	2019
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	39	1
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of operations for the six months ended June 30, 2020 and 2019:

	Amount of Loss Recognized in OCI on Derivative		Location of Gain Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(394,255)	$(236,467)	Interest expense	$(36,609)	$18,754	$170,828	$189,689

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Six Months Ended June 30,
		2020	2019
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$52	$34

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
As of June 30, 2020, the fair value of certain derivatives in a net liability position was $634,339. If we had breached any of these provisions at June 30, 2020, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $665,305.
Note 8—Stockholders' Equity
As of June 30, 2020, we have issued 560,532,679 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of June 30, 2020, 3,463,285 outstanding OP Units are redeemable.
During the three and six months ended June 30, 2020, we issued 16,765,234 and 18,889,954, respectively, shares of common stock.
Public Offering
On June 4, 2020, we completed an underwritten public offering of 16,675,000 shares of our common stock, including 2,175,000 shares sold pursuant to the underwriters’ full exercise of the option to purchase additional shares. During the three and six months ended June 30, 2020, this offering generated net proceeds of $447,533, after giving effect to commissions and other costs totaling $6,861.
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the three and six months ended June 30, 2020, we sold 15,400 and 1,887,466 shares of our common stock under our ATM Equity Program, respectively, generating net proceeds of $344 and $56,265, respectively, after giving effect to Agent commissions and other costs totaling $66 and $977, respectively. As of June 30, 2020, $685,799 remains available for future offerings under the ATM Equity Program.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes our dividends declared from January 1, 2019 through June 30, 2020:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q2-2020	May 13, 2020	$0.15	May 29, 2020	$81,916
Q1-2020	February 12, 2020	0.15	February 28, 2020	81,673
Q4-2019	November 13, 2019	0.13	November 27, 2019	70,693
Q3-2019	August 15, 2019	0.13	August 30, 2019	70,465
Q2-2019	May 15, 2019	0.13	May 31, 2019	68,334
Q1-2019	February 13, 2019	0.13	February 28, 2019	67,965
On July 22, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on August 12, 2020, which is payable on August 28, 2020 (see Note 15).
Note 9—Related Party Transactions
Management Services
One of our consolidated subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three months ended June 30, 2020 and 2019, we earned $629 and $713, respectively, and for the six months ended June 30, 2020 and 2019, we earned $1,309 and $1,449, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations.
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
Our share-based awards consist of time-vesting restricted stock units (“RSUs”), performance and market based vesting RSUs (“PRSUs”), and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per common share (“EPS”) purposes, and PRSUs and Outperformance Awards are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2020, refer to our Annual Report on Form 10-K for the year ended December 31, 2019.

Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2020.
Annual Long Term Incentive Plan (“LTIP”):

•
Annual LTIP Awards Granted: During the six months ended June 30, 2020, we granted 499,228 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the six months ended June 30, 2020 vest in three equal annual installments based on an anniversary date of March 1, 2020. The PRSUs granted during the six months ended June 30, 2020 may be earned based on the achievement of certain measures over a three year performance period that ends December 31, 2022. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.

•
PRSU Results: In February 2020, the Compensation Committee certified performance achievement with respect to Tranche 3 of our 2017 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 91,200 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 5,348 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.

Director Awards
During the six months ended June 30, 2020, we granted 58,690 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2021 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved one-time equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “Outperformance Awards”). The Outperformance Awards may be earned based on the achievement of rigorous absolute total shareholder return and relative total shareholder return thresholds over a three year performance period ending on March 31, 2022. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative total shareholder return components will be separately calculated, and the number of earned Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on March 31, 2022 and 25% on each of the first and second anniversaries of such date, subject to continued employment. The current aggregate $12,390 grant-date fair value of the Outperformance Awards still outstanding was determined based on Monte-Carlo option pricing models which estimate the probability of the vesting conditions being satisfied.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the six months ended June 30, 2020:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2019	685,069	$22.48	925,076	$23.13	1,610,145	$22.86
Granted	225,760	28.25	423,358	29.73	649,118	29.21
Vested(2)	(291,694)	(22.96)	(152,967)	(22.25)	(444,661)	(22.72)
Forfeited / canceled	(7,362)	(25.31)	(17,833)	(23.24)	(25,195)	(23.85)
Balance, June 30, 2020	611,773	$24.35	1,177,634	$25.62	1,789,407	$25.18

(1)	Total share-based awards excludes Outperformance Awards.

(2)
All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the six months ended June 30, 2020 was $9,759. During the six months ended June 30, 2020, 322 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the six months ended June 30, 2020:

	For the Six Months Ended June 30, 2020
Expected volatility(1)	17.2%	—	17.3%
Risk-free rate	0.85%
Expected holding period (years)	2.09	—	2.84

(1)	Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.

Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2020 and 2019, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative	$1,659	$2,795	$4,927	$7,715
Property management expense	447	820	1,280	1,507
Total	$2,106	$3,615	$6,207	$9,222
As of June 30, 2020, there is $27,382 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.10 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements and interest rate cap agreements are the only financial instruments recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 7 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table displays the carrying values and fair values of financial instruments as of June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$310,380	$309,011	$316,991	$318,299

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$6,134,906	$6,113,628	$6,266,407	$6,292,261
Secured Term Loan(3)	Level 3	403,363	450,008	403,464	411,213
Term Loan Facility(4)	Level 3	1,500,000	1,491,166	1,500,000	1,500,444
Convertible Senior Notes(5)	Level 3	336,820	351,456	334,299	346,489

(1)	The carrying values of investments in debt securities are shown net of discount.

(2)	The carrying values of the mortgage loans are shown net of discount and exclude $16,331 and $27,946 of deferred financing costs as of June 30, 2020 and December 31, 2019, respectively.

(3)	The carrying value of the Secured Term Loan excludes $2,377 and $2,486 of deferred financing costs as of June 30, 2020 and December 31, 2019, respectively.

(4)	The carrying value of the Term Loan Facility excludes $4,809 and $6,253 of deferred financing costs as of June 30, 2020 and December 31, 2019, respectively.

(5)	The carrying values of the Convertible Senior Notes include unamortized discounts of $8,180 and $10,701 as of June 30, 2020 and December 31, 2019, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobserverable inputs used to develop our Level 3 fair value measurements as of June 30, 2020:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$450,008	Discounted Cash Flow	Effective Rate	2.39%
Term Loan Facility	1,491,166	Discounted Cash Flow	Effective Rate	2.19%	—	2.28%
Convertible Senior Notes	351,456	Discounted Cash Flow	Effective Rate	2.26%

(1)	Our Level 3 fair value instruments require interest only monthly payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments. The assets for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$451	$7,313	$451	$7,553
Total impairments	(89)	(1,788)	(89)	(1,818)
Fair value	$362	$5,525	$362	$5,735

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$6,994	$12,090	$17,794	$31,114
Total impairments	(1,353)	(2,288)	(3,824)	(5,511)
Fair value	$5,641	$9,802	$13,970	$25,603

For additional information related to our single-family residential properties as of June 30, 2020 and December 31, 2019, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$42,784	$38,833	$92,638	$59,549

Denominator:
Weighted average common shares outstanding — basic	548,811,968	525,070,036	545,680,740	523,265,455
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,108,245	863,607	1,156,069	925,014
Weighted average common shares outstanding — diluted	549,920,213	525,933,643	546,836,809	524,190,469

Net income per common share — basic	$0.08	$0.07	$0.17	$0.11
Net income per common share — diluted	$0.08	$0.07	$0.17	$0.11

Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three and six months ended June 30, 2020, 342,849 and 250,538 incremental shares attributed to non-vested share-based awards, respectively, and 9,495 incremental shares attributed to non-vested share-based awards for the six months ended June 30, 2019 are excluded from the denominator as their inclusion would have been anti-dilutive. For the three months ended June 30, 2019, all incremental shares attributed to non-vested share-based awards were included in the denominator.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

For the three and six months ended June 30, 2020 and 2019, the vested OP Units have been excluded from the computation of EPS because all income attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Using the “if-converted” method, 12,553,864 potential shares of common stock for the 2019 Convertible Notes are excluded from the computation of diluted EPS for the three and six months ended June 30, 2019 as they are anti-dilutive. For the three and six months ended June 30, 2020 and 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the Convertible Senior Notes for the three and six months ended June 30, 2020 and 2019. See Note 6 for further discussion about the Convertible Senior Notes.
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
As of June 30, 2020 and December 31, 2019, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $299 and $844 of current income tax expense for the three months ended June 30, 2020 and 2019, respectively, and $429 and $1,605 of current income tax expense for the six months ended June 30, 2020 and 2019, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of June 30, 2020, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2020	$2,353	$1,533
2021	4,735	3,009
2022	3,228	2,456
2023	2,220	2,410
2024	2,084	680
Thereafter	1,096	—
Total lease payments	15,716	10,088
Less: imputed interest	(1,233)	(706)
Total lease liability	$14,483	$9,382

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The components of lease expense for the three and six months ended June 30, 2020 and 2019 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost:
Fixed lease cost	$1,158	$916	$2,151	$1,897
Variable lease cost	262	356	597	699
Total operating lease cost	$1,420	$1,272	$2,748	$2,596

Finance lease cost:
Amortization of ROU assets	$713	$129	$921	$237
Interest on lease liabilities	128	5	270	18
Total finance lease cost	$841	$134	$1,191	$255

Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2020, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2020, for potential recognition or disclosure.
Extension of Existing Mortgage Loan
On July 9, 2020, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2020 to July 9, 2021 was approved by the lender.
Dividend Declaration
On July 22, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on August 12, 2020, which is payable on August 28, 2020.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With approximately 80,000 homes for lease in 16 markets across the country as of June 30, 2020, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth, and superior net operating income (“NOI”) growth relative to the broader United States housing and rental markets. Within our 16 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,870 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. The in-fill locations and high quality of our homes and service further differentiate our resident experience, which we continue to refine.
COVID-19
The outbreak of COVID-19 in many countries, including the United States, has had a significant adverse impact on global and United States economic activity and has contributed to significant volatility and disruption in financial markets. The ultimate impacts remain unknown, but could include the potential worsening of global and United States economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending, and the market for acquisition and disposition of single-family homes, as well as other unanticipated consequences. As such, we are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including operating, investment management, and capital markets activities.
With the safety and well-being of our residents and associates being our highest priority, we continue to follow protocols that enable teams to safely continue providing outstanding service to residents. The safety and service measures currently in place include: (1) creating and implementing a safety training program for all associates; (2) maintaining a three-month supply of masks, gloves, shoe covers, and hand sanitizer for field teams; (3) continuing to leverage self-show and virtual-tour technology as both safety measures and competitive advantages; (4) adhering to strict safety protocols for maintenance service trips; and (5) adapting to offer virtual options for resident move-in orientations and pre-move-out visits.

Neither these procedural adjustments nor the overall impact of the COVID-19 pandemic created significant disruptions to our business model during the three and six months ended June 30, 2020. However, the pandemic did impact our business, including operating, investment management, and capital markets activities as more fully described below.
Operations
The direct impacts on our results of operations and key operating metrics from the effects of the COVID-19 pandemic may include, but are not limited to: (1) a decrease in gross rental revenues and other property income (before concessions and bad debt) due to jurisdictional restrictions on rent increases and late fees; (2) an increase in occupancy due to lower turnover partially driven by residents’ decisions not to relocate during the pandemic, strong demand for homes that become vacant, and the impact of eviction moratoriums; (3) an increase in uncollectible revenues (or decline in rent collections percentages) due to resident hardships and eviction moratoriums; and (4) a decrease in property operating and maintenance expenses for turnover costs (lower turnover rates) and property administrative fees (eviction moratoriums).
In March, to act on our core values of "Genuine Care" and "Standout Citizenship," we began to offer solutions for residents experiencing financial hardship when requested, including the ongoing creation of payment plans, without late fees, for residents requiring flexibility to meet rental obligations over time and a voluntary moratorium on evictions through June 2020. Additionally, we continue to adhere to federal, state, and local restrictions on items such as evictions, rent increases, and late fees as appropriate.
The ongoing COVID-19 outbreak in the United States has led certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. Overall revenue collections as a percentage of monthly billings was 94% in April, 96% in May, 98% in June, and 97% in July, compared to a historical average of 99%. While collection of revenues has remained near historical levels thus far through the pandemic, the COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, is interfering with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. In addition, some jurisdictions across the United States have imposed temporary eviction moratoriums and are allowing residents to defer missed rent payments without incurring late fees, and such jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, and/or local authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. Such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic.
Certain other restrictions imposed by jurisdictions across the United States are intended to limit operations by businesses not deemed “essential businesses.” While none of the current restrictions have materially impacted our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents. Since the pandemic began, we have continued to complete emergency work orders, and we now schedule non-emergency maintenance service requests on a case-by-case basis. For all service calls, we work with residents to ensure they are addressed in a timely and safe manner.
A majority of our homes are located in areas where COVID-19 infection rates are greater than the national average. As such, the pandemic may disproportionately impact our ability to lease homes, collect rents, service our homes, and perform other fundamental property management functions.
While COVID-19 and related containment measures may interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or to supply materials and services at ordinary levels of performance relative to the conduct of our business in the future, to date we have not experienced such disruptions. Our office-based associates continue to work from home and will continue to do so until we determine it is in our and their best interests to return to our offices. Additionally, changes to the working environment have not had a material effect on our internal controls over financial reporting since the pandemic began (see Part I. Item 4. “Controls and Procedures” for additional information).

Investment Management
We continue to successfully source and effectuate compelling acquisition and disposition opportunities. Since the pandemic began, we have continued to sell homes identified for disposition. We resumed sourcing new acquisitions in June 2020 after pausing activity from mid-March through May. That said, our ability to acquire or dispose of properties could be impaired by local rules and ordinances that could be put in place to mitigate the impact of the COVID-19 pandemic, and a general decline in economic and business activity could adversely affect the single-family residential housing market and our ability to acquire and dispose of homes.
Capital Markets
To date, our access to capital markets has not been significantly impacted by the COVID-19 pandemic. We continue to make scheduled debt service payments and do not anticipate non-compliance with our key affirmative and negative debt covenants. (see “ — Liquidity and Capital Resources” for additional information). That said, a severe disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis.
Current Status
As a result of our differentiated business model and measures taken to maximize operating and financial results, we have experienced positive trends in many key performance metrics and maintained a favorable liquidity position during the COVID-19 pandemic:

•	Resident satisfaction survey scores have continued to climb as we further refine our COVID-19 response.

•
Same Store average occupancy has continued to climb through the summer reaching record highs of 97.5% in the second quarter of 2020 and 97.8% in July 2020. Same Store average occupancy was 170 bps higher in July 2020 than in July 2019. Same Store new lease rent growth accelerated during the three months ended June 30, 2020 and averaged 4.9% in July.

•	As of June 30, 2020, total liquidity from unrestricted cash and undrawn credit facility capacity was $1,571.7 million.
These strong underlying trends in our business and our favorable liquidity position have afforded us the opportunity to pursue or resume pursuing initiatives aimed at generating incremental value for shareholders, including:

•	Successful issuance and sale of 16.7 million common shares for net proceeds of $447.5 million to provide capital primarily for acquisition opportunities.

•	Full repayment of the $270.0 million revolving credit facility balance that had been drawn in March.

•	Resumption of sourcing new acquisitions in June, returning us to an acquisition pace similar to pre-COVID-19 levels.
Ongoing Considerations
The situation surrounding the ongoing COVID-19 pandemic remains fluid, and the ensuing impact of the COVID-19 pandemic on our rental revenues and other property income, in particular, cannot be fully be determined at present due to an inability to estimate actual collection rates, occupancy levels, and expiration of temporary restrictions on evictions, rent increases, and late fees. We will continue to actively manage our response in collaboration with our residents and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business.
In addition to the foregoing uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations, and cash flows due to numerous uncertainties regarding external factors. These uncertainties include the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others. For further information regarding the impact of COVID-19 on our Company, see Part II. Item 1A. “Risk Factors.”

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2020 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	8,000	97.3%	$2,515	$1.48	13.3%
Northern California	4,301	96.9%	2,199	1.42	6.5%
Seattle	3,555	95.6%	2,302	1.20	5.6%
Phoenix	7,861	95.5%	1,454	0.89	7.9%
Las Vegas	3,003	95.7%	1,687	0.85	3.4%
Denver	2,298	94.9%	2,092	1.16	3.3%
Western United States Subtotal	29,018	96.2%	2,039	1.18	40.0%

Florida:
South Florida	8,454	95.3%	2,221	1.19	12.4%
Tampa	8,107	96.2%	1,710	0.92	9.5%
Orlando	6,147	95.6%	1,714	0.92	7.1%
Jacksonville	1,858	96.7%	1,721	0.87	2.2%
Florida Subtotal	24,566	95.8%	1,887	1.01	31.2%

Southeast United States:
Atlanta	12,501	96.5%	1,553	0.75	13.1%
Carolinas	4,719	96.4%	1,623	0.75	5.2%
Southeast United States Subtotal	17,220	96.5%	1,572	0.75	18.3%

Texas:
Houston	2,190	94.5%	1,583	0.81	2.4%
Dallas	2,376	93.5%	1,832	0.87	2.9%
Texas Subtotal	4,566	94.0%	1,711	0.85	5.3%

Midwest United States:
Chicago	2,699	95.4%	2,009	1.24	3.6%
Minneapolis	1,129	97.1%	1,933	0.99	1.5%
Midwest United States Subtotal	3,828	95.9%	1,986	1.15	5.1%

Announced Market-in-Exit:
Nashville(5)	58	65.0%	2,157	0.82	0.1%

Total / Average	79,256	96.0%	$1,869	$1.00	100.0%
Same Store Total / Average	72,261	97.5%	$1,868	$1.00	92.2%

(1)	As of June 30, 2020.

(2)	Represents average occupancy for the three months ended June 30, 2020.

(3)	Represents average monthly rent for the three months ended June 30, 2020.

(4)	Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2020.

(5)	In December 2019, we announced a plan to fully exit the Nashville market and sold 708 homes in Nashville in a bulk transaction. As of June 30, 2020, we have 58 remaining homes in the market.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as updated in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.2% of our rental revenues and other property income during the three months ended June 30, 2020. We are actively monitoring the impact of the COVID-19 outbreak on market fundamentals and are quickly implementing changes in pricing as market fundamentals shift.
Rental Rates and Occupancy Levels: Rental rates and occupancy levels are primary drivers of rental revenues and other property income. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality, resident defaults, and the amount of time it takes to prepare a home for its next resident and re-lease homes when residents vacate. An important driver of rental rate growth is our ability to increase monthly rents from expiring leases, which typically have a term of one to two years. The ongoing COVID-19 pandemic has negatively impacted our ability to increase rents and may impact our ability to maintain occupancy levels.
Collection Rates: Our rental revenues and other property income is impacted by the rate at which we collect such revenues from our residents. We routinely work with residents facing financial hardships who need flexibility to fulfill their lease obligations, but the ongoing COVID-19 pandemic has increased the number of such residents. When requested, we work with these residents to create payment plans, without late fees, and then actively manage these receivables. However, a portion of these amounts may not ultimately be collected, and our estimate of amounts billed to residents that may ultimately be uncollectible decreases our rental revenues and other property income.
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, and both current economic conditions and future economic outlook, both of which are impacted by the ongoing COVID-19 pandemic. Days to re-resident may be negatively affected by homes potentially remaining vacant while prospective residents remain in their current housing. Our turnover rate may be affected by the current COVID-19 pandemic as a result of delayed eviction proceedings and/or move outs potentially being canceled by residents who have not secured their next housing plans. Increases in turnover rates and the average number of days to re-resident reduce rental revenues as the homes are not generating income during this period of vacancy.
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
While the COVID-19 outbreak has required us to modify our property improvement and maintenance procedures to accommodate resident preferences, as a currently designated “essential business” we are presently continuing to complete all emergency maintenance work orders. Additionally, as of June 2020, we resumed completion of non-emergency work orders on a case-by-case basis and began addressing our backlog of deferred work orders. However, future potential governmental measures may restrict our ability to function as an “essential business.”

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
Financing Arrangements: Financing arrangements directly impact our interest expense, mortgage loans, secured term loan, term loan facility, revolving facility, and convertible debt, as well as our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions and the terms of the underlying financing arrangements. Inability by our residents to meet their lease obligations due to the COVID-19 pandemic could reduce our cash flows, which could impact our ability to make all required debt service payments. Furthermore, the COVID-19 pandemic has resulted in a widespread health crisis adversely affecting the economy and financial markets of many countries resulting in an economic downturn that could negatively affect our ability to access financial markets as well as our business, results of operations, and financial condition. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Components of Revenues and Expenses
The following is a description of the components of our revenues and expenses.
Revenues
Rental Revenues and Other Property Income
Rental revenues, net of any concessions and bad debt (including write-offs, credit reserves, and uncollectible amounts), consist of rents collected under lease agreements related to our single-family homes for lease. We enter into leases directly with our residents, and the leases typically have a term of one to two years.
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; and (iii) various other fees, including late fees and lease termination fees, among others.
Expenses
Property Operating and Maintenance
Once a property is available for its initial lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, leasing costs, marketing expenses, and property administration. Prior to a property being “rent-ready,” certain of these expenses are capitalized as building and improvements. Once a property is “rent-ready,” expenditures for ordinary repairs and maintenance thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a home.
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
Interest Expense
Interest expense includes interest payable on our debt instruments, payments and receipts related to our interest rate swap agreements, amortization of discounts and deferred financing costs, unrealized gains (losses) on non-designated hedging instruments, and non-cash interest expense related to our interest rate swap agreements.
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
Results of Operations
Portfolio Information
As of June 30, 2020 and 2019, we owned 79,256 and 80,322 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2020 and 2019, we acquired 147 and 740 homes, respectively, and sold 416 and 779 homes, respectively. During the three months ended June 30, 2020 and 2019, we owned an average of 79,449 and 80,455 single-family rental homes, respectively. During the six months ended June 30, 2020 and 2019, we acquired 651 and 948 homes, respectively, and sold 900 and 1,433 homes, respectively. During the six months ended June 30, 2020 and 2019, we owned an average of 79,475 and 80,559 single-family rental homes, respectively.

We believe presenting information about the portion of our total portfolio that has been fully operational for the entirety of both a given reporting period and its prior year comparison period provides investors with meaningful information about the performance of our comparable homes across periods, and about trends in our organic business. To do so, we provide information regarding the performance of our Same Store portfolio.
As of June 30, 2020, our Same Store portfolio consisted of 72,261 single-family rental homes.
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Rental revenues and other property income	$449,755	$441,582	$8,173	1.9%

Expenses:
Property operating and maintenance	167,002	166,574	428	0.3%
Property management expense	14,529	16,021	(1,492)	(9.3)%
General and administrative	14,426	15,956	(1,530)	(9.6)%
Interest expense	86,071	95,706	(9,635)	(10.1)%
Depreciation and amortization	137,266	133,031	4,235	3.2%
Impairment and other	(180)	1,671	(1,851)	(110.8)%
Total expenses	419,114	428,959	(9,845)	(2.3)%

Other, net	1,370	610	760	124.6%
Gain on sale of property, net of tax	11,167	26,172	(15,005)	(57.3)%

Net income	$43,178	$39,405	$3,773	9.6%
Rental Revenues and Other Property Income
For the three months ended June 30, 2020 and 2019, total portfolio rental revenues and other property income totaled $449.8 million and $441.6 million, respectively, an increase of 1.9%, driven by an increase in average occupancy, average monthly rent per occupied home, and utilities reimbursements, partially offset by an increase in bad debt, reduced fee income, and a 1,006 home decrease between periods in the average number of homes owned.
Average occupancy for the three months ended June 30, 2020 and 2019 for the total portfolio was 96.0% and 94.6%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2020 and 2019 was $1,869 and $1,800, respectively, a 3.8% increase. For our Same Store portfolio, average occupancy was 97.5% and 96.5% for the three months ended June 30, 2020 and 2019, respectively, and average monthly rent per occupied home for the three months ended June 30, 2020 and 2019 was $1,868 and $1,801, respectively, a 3.7% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2020 and 2019 was 27.7% and 32.9%, respectively. For the Same Store portfolio, an average home remained unoccupied for 37 and 42 days between residents for the three months ended June 30, 2020 and 2019, respectively. The decreases in these two metrics contributed to our increase in occupancy on a year over year basis. Furthermore, we believe the decrease in turnover is partially attributable to the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.

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
Renewal lease net effective rental rate growth for the total portfolio averaged 3.5% and 5.4% for the three months ended June 30, 2020 and 2019, respectively, and new lease net effective rental rate growth for the total portfolio averaged 2.9% and 5.3% for the three months ended June 30, 2020 and 2019, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.5% and 5.3% for the three months ended June 30, 2020 and 2019, respectively, and new lease net effective rental rate growth averaged 2.7% and 5.2% for the three months ended June 30, 2020 and 2019, respectively.
The COVID-19 pandemic has negatively impacted our rental revenues and other property income in three notable ways: (1) lower collection rates, which caused our bad debt to increase from 0.4% of gross rental income for the three months ended June 30, 2019 to 1.9% of gross rental income for the three months ended June 30, 2020; (2) non-enforcement of late fees during the three months ended June 30, 2020, which was a primary driver of a decrease in fee income year over year; and (3) lower reimbursements of move out and other costs as a result of lower turnover and eviction moratoriums. The decreases in fee income and reimbursements were partially offset by continued increases in utilities reimbursements as more utilities remained in our name compared to the prior year.
The COVID-19 pandemic is likely to continue to affect our collection rates and ability to raise rents and charge fees, and the impact of jurisdictional restrictions on rental rates, late fees, payment deferral programs, and eviction moratoriums is likely to affect our ability to increase rental revenues and other operating income.
Expenses
For the three months ended June 30, 2020 and 2019, total expenses were $419.1 million and $429.0 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended June 30, 2020, property operating and maintenance expense increased to $167.0 million from $166.6 million for the three months ended June 30, 2019. This 0.3% net increase resulted from an overall increase in fixed expenses (e.g., property taxes), net of decreases in controllable expenses such as turnover and property administrative costs that declined to due lower turnover and eviction moratoriums. The 1,006 home decrease between periods in the average number of homes owned also offset the increases in fixed expenses. The COVID-19 pandemic is likely to continue to impact our turnover rates, and thus turnover costs, and other property operating and maintenance expense may continue to be affected by the ongoing impacts of the pandemic.
Property management expense and general and administrative expense decreased to $29.0 million from $32.0 million for the three months ended June 30, 2020 and 2019, respectively, primarily due to decreases in merger and transaction-related expenses of $1.6 million, share-based compensation expense of $1.5 million, and offering related expenses of $0.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense was $86.1 million and $95.7 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in interest expense was primarily driven by a decrease in the average debt balance outstanding during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to various prepayments and redemption of a portion of our convertible debt for common equity subsequent to June 30, 2019. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,351.6 million as of June 30, 2020 from $8,965.0 million as of June 30, 2019.
Depreciation and amortization expense increased to $137.3 million for the three months ended June 30, 2020 from $133.0 million for the three months ended June 30, 2019, due to an increase in cumulative capital expenditures. This was partially offset by a decrease in the average number of homes owned during the three months ended three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Impairment and other expenses were $(0.2) million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020, impairment and other expenses were primarily comprised of impairment losses of $1.4 million on our single-family residential properties and net gains on casualty losses of $1.7 million. During the three months ended June 30, 2019, impairment and other expenses were primarily comprised of impairment losses of $4.1 million on our single-family residential properties, partially offset by net gains on casualty losses of $2.4 million. The impairment costs recognized during the three months ended June 30, 2020 were not a direct result of the COVID-19 pandemic.
Other, net
Other, net increased to $1.4 million for the three months ended June 30, 2020 from $0.6 million for the three months ended June 30, 2019, due to changes in the components of our miscellaneous income and expenses between periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $11.2 million and $26.2 million for the three months ended June 30, 2020 and 2019, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 779 during the three months ended June 30, 2019 to 416 during the three months ended June 30, 2020.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Rental revenues and other property income	$899,544	$877,082	$22,462	2.6%

Expenses:
Property operating and maintenance	333,918	326,920	6,998	2.1%
Property management expense	28,901	31,181	(2,280)	(7.3)%
General and administrative	28,654	42,494	(13,840)	(32.6)%
Interest expense	170,828	189,689	(18,861)	(9.9)%
Depreciation and amortization	272,293	266,640	5,653	2.1%
Impairment and other	2,947	7,063	(4,116)	(58.3)%
Total expenses	837,541	863,987	(26,446)	(3.1)%

Other, net	5,084	3,735	1,349	36.1%
Gain on sale of property, net of tax	26,367	43,744	(17,377)	(39.7)%

Net income	$93,454	$60,574	$32,880	54.3%
Rental Revenues and Other Property Income
For the six months ended June 30, 2020 and 2019, total portfolio rental revenues and other property income totaled $899.5 million and $877.1 million, respectively, an increase of 2.6%, driven by an increase in average occupancy, average monthly rent per occupied home, and utilities reimbursements, partially offset by an increase in bad debt, reduced fee income, and a 1,084 home decrease between periods in the average number of homes owned.
Average occupancy for the six months ended June 30, 2020 and 2019 for the total portfolio was 95.2% and 94.7%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2020 and 2019 was $1,860 and $1,791, respectively, a 3.9% increase. For our Same Store portfolio, average occupancy was 97.1% and 96.5% for the six months ended June 30, 2020 and 2019, respectively, and average monthly rent per occupied home for the six months ended June 30, 2020 and 2019 was $1,860 and $1,792, respectively, a 3.8% increase.

The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2020 and 2019 was 26.3% and 29.0%, respectively. For the Same Store portfolio, an average home remained unoccupied for 44 and 47 days between residents for the six months ended June 30, 2020 and 2019, respectively. The decreases in these two metrics contributed to our increase in occupancy on a year over year basis. Furthermore, we believe the decrease in turnover is partially attributable to the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 3.9% and 5.3% for the six months ended June 30, 2020 and 2019, respectively, and new lease net effective rental rate growth for the total portfolio averaged 2.5% and 4.5% for the six months ended June 30, 2020 and 2019, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.9% and 5.3% for the six months ended June 30, 2020 and 2019, respectively, and new lease net effective rental rate growth averaged 2.3% and 4.6% for the six months ended June 30, 2020 and 2019, respectively.
The COVID-19 pandemic has negatively impacted our rental revenues and other property income in three notable ways: (1) lower collection rates, which caused our bad debt to increase from 0.5% of gross rental income for the six months ended June 30, 2019 to 1.1% of gross rental income for the six months ended June 30, 2020; (2) non-enforcement of late fees during the six months ended June 30, 2020, which was a primary driver of a decrease in fee income year over year; and (3) lower reimbursements of move out and other costs as a result of lower turnover and eviction moratoriums. The decreases in fee income and reimbursements were partially offset by continued increases in utilities reimbursements as more utilities remained in our name compared to the prior year.
The COVID-19 pandemic is likely to continue to affect our collection rates and ability to raise rents and charge fees, and the impact of jurisdictional restrictions on rental rates, late fees, payment deferral programs, and eviction moratoriums is likely to affect our ability to increase rental revenues and other operating income.
Expenses
For the six months ended June 30, 2020 and 2019, total expenses were $837.5 million and $864.0 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the six months ended June 30, 2020, property operating and maintenance expense increased to $333.9 million from $326.9 million for the six months ended June 30, 2019. This 2.1% net increase resulted from an increase in property taxes, repairs and maintenance, and utilities, partially offset by decreases in turnover and property administrative costs that declined to due lower turnover and eviction moratoriums and savings in personnel and other costs. The 1,084 home decrease between periods in the average number of homes owned also offset the increases in expenses. The COVID-19 pandemic is likely to continue to impact our turnover rates, and thus turnover costs, and other property operating and maintenance expense may continue to be affected by the ongoing impacts of the pandemic.
Property management expense and general and administrative expense decreased to $57.6 million from $73.7 million for the six months ended June 30, 2020 and 2019, respectively, due to decreases in severance expense of $7.1 million, merger and transaction-related expenses of $4.3 million, share-based compensation expense of $3.0 million, and offering related expenses of $2.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense was $170.8 million and $189.7 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in interest expense was primarily driven by a decrease in the average debt balance outstanding during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 due to various prepayments and redemption of a portion of our convertible debt for common equity subsequent to June 30, 2019. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,351.6 million as of June 30, 2020 from $8,965.0 million as of June 30, 2019.

Depreciation and amortization expense increased to $272.3 million for the six months ended June 30, 2020 from $266.6 million for the six months ended June 30, 2019 due to an increase in cumulative capital expenditures. This was partially offset by a decrease in the average number of homes owned during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Impairment and other expenses were $2.9 million and $7.1 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, impairment and other expenses was comprised of impairment losses of $3.9 million on our single-family residential properties and net gains on casualty losses of $1.0 million. During the six months ended June 30, 2019, impairment and other expenses was comprised of impairment losses of $7.3 million on our single-family residential properties, partially offset by net gains on casualty losses of $0.2 million. The impairment costs recognized during the six months ended June 30, 2020 were not a direct result of the COVID-19 pandemic.
Other, net
Other, net increased to $5.1 million for the six months ended June 30, 2020 from $3.7 million for the six months ended June 30, 2019, due to changes in the components of our miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $26.4 million and $43.7 million for the six months ended June 30, 2020 and 2019, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 1,433 during the six months ended June 30, 2019 to 900 during the six months ended June 30, 2020.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2020 and December 31, 2019 include unrestricted cash and cash equivalents of $571.7 million and $92.3 million, respectively, a 519.7% increase. In May 2020, we used cash on hand to repay $120.0 million of the $270.0 million revolving facility (the “Revolving Facility”) that had previously been outstanding. In June 2020, we completed an underwritten public offering to sell 16,675,000 shares of our common stock and generated net proceeds of $447.5 million, and $150.0 million of the proceeds were used to fully repay the balance outstanding on our Revolving Facility. The remaining proceeds are expected to be used primarily for acquisitions. As of June 30, 2020, our $1,000.0 million Revolving Facility remains undrawn. Additionally, there are no restrictions on our ability to draw additional funds from the Revolving Facility, provided we remain in compliance with all covenants; and we have no debt maturing before 2022, provided all extension options are exercised.
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
Through June 30, 2020, disposition channels remained healthy in our markets, and we continued to sell homes that had been designated for disposition. Additionally, we have limited cash commitments outside of debt service as we do not engage in any development activity, and the pipeline of acquisitions to which we are committed is $47.5 million as of June 30, 2020. However, the ongoing impact of the COVID-19 pandemic may impact the acquisition and disposition of single-family homes in ways that we are unable to predict.
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of June 30, 2020.
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
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800.0 million of our common stock through the Agents (the “ATM Equity Program”). During the three and six months ended June 30, 2020, we sold 15,400 and 1,887,466 shares of our common stock under our ATM Equity Program, respectively, generating net proceeds of $0.3 million and $56.3 million, respectively, after giving effect to Agent commissions and other costs totaling $0.1 million and $1.0 million, respectively. As of June 30, 2020, $685.8 million remains available for future offerings under the ATM Equity Program.
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

The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2020 and December 31, 2019:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	June 30, 2020	December 31, 2019
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	$994,606	$995,520
SWH 2017-1(7)	October 9, 2020	January 9, 2023	1.73%	102-347 bps	736,208	744,092
IH 2017-2(7)	December 9, 2020	December 9, 2024	1.31%	91-186 bps	616,429	624,475
IH 2018-1(7)	March 9, 2021	March 9, 2025	1.28%	76-206 bps	780,718	793,720
IH 2018-2(7)	June 9, 2021	June 9, 2025	1.50%	95-230 bps	934,426	957,135
IH 2018-3(7)(8)	July 9, 2020	July 9, 2025	1.51%	105-230 bps	1,143,986	1,213,035
IH 2018-4(7)	January 9, 2021	January 9, 2026	1.58%	115-225 bps	928,533	938,430
Total Securitizations					6,134,906	6,266,407
Less: deferred financing costs, net					(16,331)	(27,946)
Total					$6,118,575	$6,238,461

(1)	The maturity dates above reflect all extension options that have been exercised.

(2)	Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.

(3)
Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of June 30, 2020, LIBOR was 0.16%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)	Range of spreads is based on outstanding principal balances as of June 30, 2020.

(5)	Outstanding principal balance is net of discounts and does not include deferred financing costs, net.

(6)	Net of unamortized discount of $2.5 million and $2.6 million as of June 30, 2020 and December 31, 2019, respectively.

(7)
The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1, IH 2017-2, IH 2018-1 and IH 2018-2 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.

(8)	On July 9, 2020, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2020 to July 9, 2021 was approved by the lender.
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

Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2020 and December 31, 2019, a total of 35,786 and 37,040 homes, respectively, with a net book value of $6,862.2 million and $7,137.6 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
The retained certificates total $310.4 million and $317.0 million as of June 30, 2020 and December 31, 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.

Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2020 and 2019, we made voluntary and mandatory prepayments of $131.7 million and $709.4 million, respectively, under the terms of the mortgage loan agreements. During the six months ended June 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan.
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

The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2020 and December 31, 2019:

($ in thousands)	Maturity Date	Interest Rate(1)	June 30, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,464
Deferred financing costs, net			(2,377)	(2,486)
Secured Term Loan, net			$400,986	$400,978

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

Collateral
The Secured Term Loan’s collateral pool contains 3,332 and 3,333 homes, respectively, as of June 30, 2020 and December 31, 2019, with a net book value of $727.5 million and $734.8 million, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the six months ended June 30, 2020, we made mandatory prepayments of $0.1 million. No prepayments were made for the six months ended June 30, 2019.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2020 and December 31, 2019:

($ in thousands)	Maturity Date	Interest Rate(1)	June 30, 2020	December 31, 2019
Term Loan Facility	February 6, 2022	1.86%	$1,500,000	$1,500,000
Deferred financing costs, net			(4,809)	(6,253)
Term Loan Facility, net			$1,495,191	$1,493,747

Revolving Facility	February 6, 2021	1.91%	$—	$—

(1)
Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of June 30, 2020, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 0.16%.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of June 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2020 and December 31, 2019:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.54 years	$345,000	$345,000
Net unamortized fair value adjustment						(8,180)	(10,701)
Total						$336,820	$334,299

(1)
Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes.

(2)
The conversion rate as of June 30, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of June 30, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.

Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). For the three and six months ended June 30, 2019, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $2.8 million and $5.6 million, respectively.
As of June 30, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $70.7 million as of June 30, 2020 as the closing market price of our common stock of $27.53 per common share (actual $) exceeds the implicit conversion price. For the three months ended June 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.3 million and $4.2 million, respectively. For the six months ended June 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $8.6 million and $8.4 million, respectively.
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
The table below summarizes our interest rate swap instruments as of June 30, 2020 ($ in thousands):

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

During the three and six months ended June 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $153.2 million will be reclassified to earnings as an increase in interest expense.

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
Cash Flows
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
($ in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$395,935	$375,342	$20,593	5.5%
Net cash provided by (used in) investing activities	(89,504)	39,191	(128,695)	(328.4)%
Net cash provided by (used in) financing activities	202,937	(455,069)	658,006	144.6%
Change in cash, cash equivalents, and restricted cash	$509,368	$(40,536)	$549,904	N/M
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $395.9 million and $375.3 million for the six months ended June 30, 2020 and 2019, respectively, an increase of 5.5%. The increase in cash provided by operating activities was driven by improved operational profitability, which was partially offset by changes in operating assets and liabilities.

Investing Activities
Net cash provided by (used in) investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash provided by (used in) investing activities was $(89.5) million and $39.2 million for the six months ended June 30, 2020 and 2019, respectively, a decrease of $128.7 million. The decrease in net cash provided by (used in) investing activities primarily resulted from the combined effect of the following changes in cash flows during the six months ended June 30, 2020 compared to the six months ended June 30, 2019: (1) a decrease in proceeds from the sale of homes; (2) an increase in cash used for the initial renovation of homes; (3) a decrease in cash provided by repayment proceeds from retained debt securities; all offset by (4) a decrease in cash used for the acquisition of homes. More specifically, proceeds from sales of homes decreased $107.8 million from the six months ended June 30, 2019 to the six months ended June 30, 2020 due to a significant decrease in the number of homes sold from 1,433 to 900, respectively, partially offset by an increase in proceeds per home. Initial renovation spend increased $42.9 million from the six months ended June 30, 2019 compared to the six months ended June 30, 2020 due to a significant increase in the number of homes undergoing their initial renovation and an increase in the cost per home. Proceeds from repayment of retained debt securities decreased $28.9 million from the six months ended June 30, 2019 to the six months ended June 30, 2020 due to a decrease in prepayments of mortgage loans. Acquisition spend decreased $66.4 million due to a significant decrease in the number of homes acquired from 948 homes during the six months ended June 30, 2019 to 651 homes during the six months ended June 30, 2020.
Financing Activities
Net cash provided by (used in) financing activities was $202.9 million and $(455.1) million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, issuances and sales of stock under our public offering and ATM Equity Program resulted in $503.8 million of proceeds, and we repaid $131.7 million of our mortgage loans, including partial repayments of IH 2018-2 and IH 2018-3, and funded $163.5 million of dividend and distribution payments. For the six months ended June 30, 2019, proceeds from our Secured Term Loan of $403.5 million, along with proceeds from home sales and operating cash flows were used to repay $709.4 million of our mortgage loans, including full repayment of CSH 2016-2 and partial repayments of IH 2017-2 and IH 2018-1, and for dividend payments which totaled $136.3 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our contractual obligations as of June 30, 2020, consist of the following:

($ in thousands)	Total	2020(1)	2021-2022	2023-2024	Thereafter
Mortgage loans, net(2)(3)	$6,786,956	$60,298	$239,914	$1,566,729	$4,920,015
Secured Term Loan	561,661	7,236	28,944	28,944	496,537
Term Loan Facility, net(2)	1,545,415	14,260	1,531,155	—	—
Revolving Facility(2)(3)(4)	5,697	1,789	3,908	—	—
2022 Convertible Notes(5)	369,151	6,038	363,113	—	—
Derivative instruments(6)	674,299	73,682	283,588	272,767	44,262
Purchase commitments(7)	47,482	47,482	—	—	—
Operating leases	15,716	2,353	7,963	4,304	1,096
Finance leases	10,088	1,533	5,465	3,090	—
Total	$10,016,465	$214,671	$2,464,050	$1,875,834	$5,461,910

(1)	Includes estimated payments for the remaining six months of 2020.

(2)	Includes estimated interest payments on the respective debt based on amounts outstanding as of June 30, 2020 at rates in effect as of such date; as of June 30, 2020, LIBOR was 0.16%.

(3)
Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.

(4)	Includes the related unused commitment fee.

(5)	Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate.

(6)	Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of June 30, 2020, or 0.16%.

(7)	Represents commitments to acquire 165 single-family rental homes as of June 30, 2020.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale; and (ii) derivative financial instruments. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2020.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income available to common stockholders	$42,784	$38,833	$92,638	$59,549
Net income available to participating securities	119	109	221	215
Non-controlling interests	275	463	595	810
Interest expense	86,071	95,706	170,828	189,689
Depreciation and amortization	137,266	133,031	272,293	266,640
EBITDA	266,515	268,142	536,575	516,903
Gain on sale of property, net of tax	(11,167)	(26,172)	(26,367)	(43,744)
Impairment on depreciated real estate investments	1,442	4,076	3,913	7,329
EBITDAre	256,790	246,046	514,121	480,488
Share-based compensation expense(1)	2,106	3,615	6,207	9,222
Merger and transaction-related expenses(2)	—	1,552	—	4,347
Severance	255	375	255	7,344
Casualty losses, net	(1,622)	(2,405)	(966)	(266)
Other, net(3)	(1,370)	(610)	(5,084)	(3,735)
Adjusted EBITDAre	$256,159	$248,573	$514,533	$497,400

(1)
For the three months ended June 30, 2020 and 2019, $447 and $820 was recorded in property management expense, respectively, and $1,659 and $2,795 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2020 and 2019, $1,280 and $1,507 was recorded in property management expense, respectively, and $4,927 and $7,715 was recorded in general and administrative expense, respectively.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Net income available to common stockholders	$42,784	$38,833	$92,638	$59,549
Net income available to participating securities	119	109	221	215
Non-controlling interests	275	463	595	810
Interest expense	86,071	95,706	170,828	189,689
Depreciation and amortization	137,266	133,031	272,293	266,640
Property management expense(1)	14,529	16,021	28,901	31,181
General and administrative(2)	14,426	15,956	28,654	42,494
Impairment and other	(180)	1,671	2,947	7,063
Gain on sale of property, net of tax	(11,167)	(26,172)	(26,367)	(43,744)
Other, net(3)	(1,370)	(610)	(5,084)	(3,735)
NOI (total portfolio)	282,753	275,008	565,626	550,162
Non-Same Store NOI	(21,233)	(19,379)	(38,556)	(39,422)
NOI (Same Store portfolio)(4)	$261,520	$255,629	$527,070	$510,740

(1)
Includes $447 and $820 of share-based compensation expense for the three months ended June 30, 2020 and 2019, respectively. Includes $1,280 and $1,507 of share-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

(2)
Includes $1,659 and $2,795 of share-based compensation expense for the three months ended June 30, 2020 and 2019, respectively. Includes $4,927 and $7,715 of share-based compensation expense for the six months ended June 30, 2020 and 2019, respectively.

(3)	Includes interest income, unrealized gains from investments in equity securities, and other miscellaneous income and expenses.

(4)	The Same Store portfolio totaled 72,261 homes for the six months ended June 30, 2020 and 2019.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense for derivatives; share-based compensation expense; offering related expenses; merger and transaction-related expenses; severance expense; unrealized gains on investments in equity securities; and casualty losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2020	2019	2020	2019
Net income available to common stockholders	$42,784	$38,833	$92,638	$59,549
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	119	109	221	215
Non-controlling interests	275	463	595	810
Depreciation and amortization on real estate assets	135,647	131,782	269,561	264,302
Impairment on depreciated real estate investments	1,442	4,076	3,913	7,329
Net gain on sale of previously depreciated investments in real estate	(11,167)	(26,172)	(26,367)	(43,744)
FFO	169,100	149,091	340,561	288,461
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives	9,366	12,172	19,757	27,037
Share-based compensation expense(1)	2,106	3,615	6,207	9,222
Offering related expenses(2)	—	476	—	2,019
Merger and transaction-related expenses(3)	—	1,552	—	4,347
Severance expense	255	375	255	7,344
Unrealized gains on investments in equity securities(4)	—	—	(34)	—
Casualty losses, net	(1,622)	(2,405)	(966)	(266)
Core FFO	179,205	164,876	365,780	338,164
Recurring capital expenditures	(27,617)	(31,799)	(53,605)	(56,910)
Adjusted FFO	$151,588	$133,077	$312,175	$281,254

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)	549,920,213	525,933,643	546,836,809	524,190,469

Net income per common share — diluted(5)(6)(7)	$0.08	$0.07	$0.17	$0.11

FFO
Numerator for FFO per common share — diluted(5)	$173,379	$151,874	$349,119	$294,047
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	568,769,738	544,335,990	565,753,742	544,365,617

FFO per common share — diluted(5)(6)(7)	$0.30	$0.28	$0.62	$0.54

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	553,669,295	531,782,126	550,653,299	531,811,753

Core FFO per common share — diluted(5)(6)(7)	$0.32	$0.31	$0.66	$0.64
AFFO per common share — diluted(5)(6)(7)	$0.27	$0.25	$0.57	$0.53

(1)
For the three months ended June 30, 2020 and 2019, $447 and $820 was recorded in property management expense, respectively, and $1,659 and $2,795 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2020 and 2019, $1,280 and $1,507 was recorded in property management expense, respectively, and $4,927 and $7,715 was recorded in general and administrative expense, respectively.

(2)	Includes expenses associated with secondary offerings of common stock completed during the three and six months ended June 30, 2019 included within other, net.

(3)	Includes merger and transaction-related expenses included within general and administrative.

(4)
Includes unrealized gains on our investments in equity securities during the six months ended June 30, 2020 included within other, net. There were no unrealized gains or losses on our investments in equity securities in any other period.

(5)
On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of common stock, and these shares of common stock are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to that date. The impact of the 2019 Convertible Notes in the period prior to conversion is reflected in the FFO per common share — diluted computation above in accordance with the “if-converted” method consistent with Nareit’s guidance for calculating FFO per share. For the three and six months ended June 30, 2019, the numerator for FFO per common share — diluted is adjusted for $2,783 and $5,586, respectively, of interest expense on the 2019 Convertible Notes, including non-cash amortization of discounts. The denominator is adjusted for 12,553,864 shares of common stock issued on July 1, 2019 upon the conversion of the 2019 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share — diluted.

With respect to the 2022 Convertible Notes, for the three and six months ended June 30, 2020, the numerator for FFO per common share — diluted is adjusted for $4,279 and $8,558, respectively, of interest expense, including non-cash amortization of discounts, and the denominator is adjusted for 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share —diluted. For the three and six months ended June 30, 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of net income or loss and FFO per common share — diluted as they are anti-dilutive, and are excluded from Core FFO and AFFO per common share — diluted.

(6)
Incremental shares attributed to non-vested share-based awards totaling 1,108,245 and 863,607 shares for the three months ended June 30, 2020 and 2019, respectively, and 1,156,069 and 925,014 for the six months ended June 30, 2020 and 2019, respectively, are included in the denominator for net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,394,042 and 1,248,805 for the three months ended June 30, 2020 and 2019, respectively, and 1,509,274 and 1,479,272 for the six months ended June 30, 2020 and 2019, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(7)
Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 3,463,285 and 5,463,285 for the three months ended June 30, 2020 and 2019, respectively, and 3,463,285 and 7,067,026 for the six months ended June 30, 2020 and 2019, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of June 30, 2020, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $5,140.3 million and Term Loan Facility of $1,500.0 million for a combined total of $6,640.3 million. We effectively converted 98.2% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $1.2 million or $11.4 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial

Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemic infectious diseases, particularly the ongoing COVID-19 pandemic.
Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, results of operations, financial condition, and cash flows. The ongoing COVID-19 outbreak in the United States has led certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. The COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, is interfering with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. In addition, some jurisdictions across the United States have imposed temporary eviction moratoriums and are allowing residents to defer missed rent payments without incurring late fees, and such jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they are likely to continue to result in loss of rental income and other property income. We may not be able to promptly re-lease properties that are vacant or become vacant because residents decide not to renew their leases or for other reasons, and the rental rates or other terms under new leases may be less favorable than the terms of the current leases. We cannot predict if states, municipalities, and/or local authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire.
Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding (in the case of our Revolving Facility) at ordinary levels of performance relative to the conduct of our business.
Business continuity and disaster recovery issues which may result from the current COVID-19 pandemic or any future pandemic could materially interrupt our business operations. In accordance with phased re-opening guidelines and the ongoing spread of COVID-19 cases in certain states where we operate, the majority of our associates based at our headquarters and local offices continue working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business.
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

•
inability by our residents to meet their lease obligations has reduced and may continue to reduce our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. For example, our securitized financings require that monthly cash collections from their respective property collateral pools be controlled by the servicer until monthly debt service payments and property management fees are paid and escrow reserves are funded. So long as we remain in compliance with certain covenants contained in the underlying loan agreements, after such monthly payments are made the servicer releases all residual net cash flow to us. This residual net cash flow represents a material portion of our cash flows. If the property collateral pools experience higher rates of resident defaults or delinquencies these covenants may not be achieved. This would result in the servicer holding all residual net cash flow from any collateral pool that does not meet the covenant requirements, net of a monthly funding to us for budgeted operating expenses, in blocked collateral accounts for the benefit of the securitized lender rather than being made available to us. Our lack of access to the net cash flow from securitized collateral pools could have a material adverse effect on our business, results of operations and financial condition;

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

•
difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis;

•
the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility or to exercise extension options on our mortgage loans and the Revolving Facility;

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

The extent to which the COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others.
The ongoing development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows and performance. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.

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
Date: August 4, 2020

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: August 4, 2020