Form 10-Q
period 2020-09-30
Invitation Homes Inc.
filed 2020-10-29
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2020
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of October 26, 2020, there were 560,534,032 shares of common stock, par value $0.01 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, and risks related to the potential negative impact of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report on Form 10-K”) and under Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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
In this Quarterly Report on Form 10-Q:
•“average monthly rent” represents average monthly rental income per home for occupied properties in an identified population of homes over the measurement period and reflects the impact of non-service rent concessions and contractual rent increases amortized over the life of the related lease. We believe average monthly rent reflects pricing trends that significantly impact rental revenues over time, making average monthly rent useful to management and external stakeholders as a means of evaluating changes in rental revenues across periods;
•“average occupancy” for an identified population of homes represents (i) the total number of days that the homes in such population were occupied during the measurement period, divided by (ii) the total number of days that the homes in such population were owned during the measurement period. We believe average occupancy significantly impacts rental revenues in a given period, making comparisons of average occupancy across different periods helpful to management and external stakeholders in evaluating changes in rental revenues across periods;
•“Carolinas” includes Charlotte, NC, Greensboro, NC, Raleigh, NC, and Fort Mill, SC;
•“days to re-resident” for an individual home represents the number of days between (i) the date the prior resident moves out of a home, and (ii) the date the next resident is granted access to the same home, which is deemed to be the earlier of the next resident’s contractual lease start date and the next resident’s move-in date. Days to re-resident impacts our average occupancy and thus our rental revenues, making comparisons of days to re-resident helpful to management and external stakeholders in evaluating changes in rental revenues across periods;
•“in-fill” refers to markets, MSAs, submarkets, neighborhoods or other geographic areas that are typified by significant population densities and low availability of land suitable for development into competitive properties, resulting in limited opportunities for new construction;
•“historical average” is the simple average of each of the six months beginning October 2019 and to and including March 2020;
•“Metropolitan Statistical Area” or “MSA” is defined by the United States Office of Management and Budget as a region associated with at least one urbanized area that has a population of at least 50,000 and comprises the central county or counties containing the core, plus adjacent outlying counties having a high degree of social and economic integration with the central county or counties as measured through commuting;
•“net effective rental rate growth” for any home represents the percentage difference between the monthly rent from an expiring lease and the monthly rent from the next lease and, in each case, reflects the impact of non-service rent concessions and contractual rent increases amortized over the life of the related lease. Leases are either renewal leases, where our current resident chooses to stay for a subsequent lease term, or a new lease, where our previous resident moves out and a new resident signs a lease to occupy the same home. Net effective rental rate growth drives changes in our average monthly rent, making net effective rental rate growth useful to management and external stakeholders as a means of evaluating changes in rental revenues across periods;
•“Northern California” includes Sacramento-Arden-Arcade-Roseville, CA, San Francisco-Oakland-Hayward, CA, Stockton-Lodi, CA, Vallejo-Fairfield, CA, and Yuba City, CA;

•“PSF” means per square foot. When comparing homes or cohorts of homes, we believe PSF calculations help management and external stakeholders normalize metrics for differences in property size, enabling more meaningful comparisons based on characteristics other than property size;
•“revenue collections as a percentage of monthly billings” represents the total cash received in a given monthly period for rental revenues and other property income (including receipt of late payments that were billed in prior months) divided by the total amounts billed in that period. When a payment plan is in place with a resident, amounts are considered to be billed at the time they would have been billed based on the terms of the original lease, not the terms of the payment plan. We believe this provides management and external stakeholders with meaningful information about our success in collecting amounts due under our lease agreements;
•“Same Store” or “Same Store portfolio” includes, for a given reporting period, homes that have been stabilized and seasoned, excluding homes that have been sold, homes that have been identified for sale to an owner occupant and have become vacant, homes that have been deemed inoperable or significantly impaired by casualty loss events or force majeure, homes acquired in portfolio transactions that are deemed not to have undergone renovations of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio, and homes in markets that we have announced an intent to exit where we no longer operate a significant number of homes for the primary purpose of income generation. Homes are considered stabilized if they have (i) completed an initial renovation and (ii) entered into at least one post-initial renovation lease. An acquired portfolio that is both leased and deemed to be of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio may be considered stabilized at the time of acquisition. Homes are considered to be seasoned once they have been stabilized for at least 15 months prior to January 1st of the year in which the Same Store portfolio was established. We believe information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides management and external stakeholders with meaningful information about the performance of our comparable homes across periods and about trends in our organic business;
•“Southeast United States” includes our Atlanta and Carolinas markets;
•“South Florida” includes Miami-Fort Lauderdale-West Palm Beach, FL, and Port St. Lucie, FL;
•“Southern California” includes Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA, and San Diego-Carlsbad, CA;
•“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless the context otherwise requires, all measures in this Quarterly Report on Form 10-Q are presented on a total portfolio basis;
•“turnover rate” represents the number of instances that homes in an identified population become unoccupied in a given period, divided by the number of homes in such population. To the extent the measurement period shown is less than 12 months, the turnover rate may be reflected on an annualized basis. We believe turnover rate impacts average occupancy and thus our rental revenues, making comparisons of turnover rate helpful to management and external stakeholders in evaluating changes in rental revenues across periods. In addition, turnover can impact our cost to maintain homes, making changes in turnover rate useful to management and external stakeholders in evaluating changes in our property operating and maintenance expenses across periods; and
•“Western United States” includes our Southern California, Northern California, Seattle, Phoenix, Las Vegas, and Denver markets.

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,501,831	$4,499,346
Building and improvements	14,011,329	13,747,818
	18,513,160	18,247,164
Less: accumulated depreciation	(2,381,059)	(2,003,972)
Investments in single-family residential properties, net	16,132,101	16,243,192
Cash and cash equivalents	559,567	92,258
Restricted cash	249,341	193,987
Goodwill	258,207	258,207
Other assets, net	551,571	605,266
Total assets	$17,750,787	$17,392,910

Liabilities:
Mortgage loans, net	$6,094,980	$6,238,461
Secured term loan, net	401,040	400,978
Term loan facility, net	1,495,913	1,493,747
Revolving facility	—	—
Convertible senior notes, net	338,112	334,299
Accounts payable and accrued expenses	261,355	186,110
Resident security deposits	155,871	147,787
Other liabilities	672,139	325,450
Total liabilities	9,419,410	9,126,832
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 560,534,032 and 541,642,725 outstanding as of September 30, 2020 and December 31, 2019, respectively	5,605	5,416
Additional paid-in capital	9,521,179	9,010,194
Accumulated deficit	(646,950)	(524,588)
Accumulated other comprehensive loss	(598,966)	(276,600)
Total stockholders' equity	8,280,868	8,214,422
Non-controlling interests	50,509	51,656
Total equity	8,331,377	8,266,078
Total liabilities and equity	$17,750,787	$17,392,910
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Rental revenues and other property income	$459,184	$443,326	$1,358,728	$1,320,408

Expenses:
Property operating and maintenance	177,997	175,491	511,915	502,411
Property management expense	14,824	15,872	43,725	47,053
General and administrative	17,972	16,405	46,626	58,899
Interest expense	87,713	89,067	258,541	278,756
Depreciation and amortization	138,147	133,315	410,440	399,955
Impairment and other	1,723	4,740	4,670	11,803
Total expenses	438,376	434,890	1,275,917	1,298,877

Other, net	(3,049)	4,735	2,035	8,470
Gain on sale of property, net of tax	15,106	20,812	41,473	64,556

Net income	32,865	33,983	126,319	94,557
Net income attributable to non-controlling interests	(211)	(276)	(806)	(1,086)

Net income attributable to common stockholders	32,654	33,707	125,513	93,471
Net income available to participating securities	(114)	(91)	(335)	(306)

Net income available to common stockholders — basic and diluted (Note 12)	$32,540	$33,616	$125,178	$93,165

Weighted average common shares outstanding — basic	560,598,995	537,771,245	550,722,684	528,209,033
Weighted average common shares outstanding — diluted	561,871,373	538,644,888	551,947,278	529,160,353

Net income per common share — basic	$0.06	$0.06	$0.23	$0.18
Net income per common share — diluted	$0.06	$0.06	$0.23	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$32,865	$33,983	$126,319	$94,557

Other comprehensive income (loss)
Unrealized losses on interest rate swaps	(4,171)	(71,729)	(398,426)	(308,196)
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	37,557	(4,272)	74,166	(23,026)
Other comprehensive income (loss)	33,386	(76,001)	(324,260)	(331,222)
Comprehensive income (loss)	66,251	(42,018)	(197,941)	(236,665)
Comprehensive (income) loss attributable to non-controlling interests	(415)	371	1,088	2,954

Comprehensive income (loss) attributable to common stockholders	$65,836	$(41,647)	$(196,853)	$(233,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2020
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2020	560,532,679	$5,605	$9,515,625	$(595,318)	$(632,148)	$8,293,764	$50,109	$8,343,873
Capital distributions	—	—	—	—	—	—	(535)	(535)
Net income	—	—	—	32,654	—	32,654	211	32,865
Dividends and dividend equivalents declared ($0.15 per share)	—	—	—	(84,286)	—	(84,286)	—	(84,286)
Issuance of common stock — settlement of RSUs, net of tax	1,353	—	(12)	—	—	(12)	—	(12)
Share-based compensation expense	—	—	5,566	—	—	5,566	520	6,086
Total other comprehensive loss	—	—	—	—	33,182	33,182	204	33,386
Balance as of September 30, 2020	560,534,032	$5,605	$9,521,179	$(646,950)	$(598,966)	$8,280,868	$50,509	$8,331,377

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	541,642,725	$5,416	$9,010,194	$(524,588)	$(276,600)	$8,214,422	$51,656	$8,266,078
Capital distributions	—	—	—	—	—	—	(1,603)	(1,603)
Net income	—	—	—	125,513	—	125,513	806	126,319
Dividends and dividend equivalents declared ($0.45 per share)	—	—	—	(247,875)	—	(247,875)	—	(247,875)
Issuance of common stock — settlement of RSUs, net of tax	328,841	3	(3,376)	—	—	(3,373)	—	(3,373)
Issuance of common stock, net	18,562,466	186	503,612	—	—	503,798	—	503,798
Share-based compensation expense	—	—	10,749	—	—	10,749	1,544	12,293
Total other comprehensive loss	—	—	—	—	(322,366)	(322,366)	(1,894)	(324,260)
Balance as of September 30, 2020	560,534,032	$5,605	$9,521,179	$(646,950)	$(598,966)	$8,280,868	$50,509	$8,331,377

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$126,319	$94,557

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	410,440	399,955
Share-based compensation expense	12,293	13,847
Amortization of deferred leasing costs	8,830	7,708
Amortization of deferred financing costs	18,153	29,386
Amortization of debt discounts	4,077	6,026
Provisions for impairment	4,202	11,289
Gain on sale of property, net of tax	(41,473)	(64,556)
Change in fair value of derivative instruments	4,410	2,010
Other non-cash amounts included in net income	1,814	883
Changes in operating assets and liabilities:
Other assets, net	(22,300)	(4,218)
Accounts payable and accrued expenses	82,971	95,748
Resident security deposits	8,084	28
Other liabilities	7,852	(1,815)
Net cash provided by operating activities	625,672	590,848

Investing Activities:
Amounts deposited and held by others	(4,046)	(5,572)
Acquisition of single-family residential properties	(337,415)	(405,142)
Initial renovations to single-family residential properties	(71,666)	(35,017)
Other capital expenditures for single-family residential properties	(127,702)	(118,423)
Proceeds from sale of single-family residential properties	338,486	493,224
Repayment proceeds from retained debt securities	8,133	40,034
Other investing activities	(165)	4,325
Net cash used in investing activities	(194,375)	(26,571)

Financing Activities:
Payment of dividends and dividend equivalents	(247,651)	(206,764)
Distributions to non-controlling interests	(1,603)	(2,610)
Payment of taxes related to net share settlement of RSUs	(3,373)	(8,164)
Payments on mortgage loans	(157,791)	(798,415)
Proceeds from secured term loan	—	403,464
Payments on secured term loan	(101)	—
Proceeds from revolving facility	320,000	215,000
Payments on revolving facility	(320,000)	(215,000)
Proceeds from issuance of common stock, net	503,798	17,737
Deferred financing costs paid	—	(2,613)
Other financing activities	(1,913)	(490)
Net cash provided by (used in) financing activities	91,366	(597,855)

Change in cash, cash equivalents, and restricted cash	522,663	(33,578)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	286,245	359,991
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$808,908	$326,413

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$236,714	$249,085
Cash paid for income taxes	1,284	2,320
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,117	4,056
Financing cash flows from finance leases	1,714	379

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$6,273	$5,724
Accrued residential property capital improvements at period end	10,677	15,429
Transfer of residential property, net to other assets, net for held for sale assets	134,361	490,397
Change in other comprehensive loss from cash flow hedges	(328,472)	(333,135)
ROU assets obtained in exchange for operating lease liabilities	4,617	1,721
ROU assets obtained in exchange for finance lease liabilities	9,484	—
Net settlement of 2019 Convertible Notes in shares of common stock	—	229,944

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2020, INVH owns 99.4% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.

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
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 include an allocation of the net income attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations is the potential adverse effect of the ongoing pandemic resulting from the coronavirus, or COVID-19. Since the outbreak, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some jurisdictions across the United States have imposed temporary eviction moratoriums and are allowing residents to defer missed rent payments without incurring late fees, and jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. Certain other restrictions imposed by jurisdictions across the United States are intended to limit operations by businesses not deemed “essential businesses.” While none of the current restrictions have materially impacted our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents.
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
Under existing lease guidance, we would have been required to determine, on a lease by lease basis, if each lease accommodation resulted from a new arrangement reached with the resident (treated within the lease modification accounting framework) or if each was contemplated under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). If certain criteria are met, the Lease Modification Q&A allows lessors to bypass the lease by lease analysis and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We elected to apply the Lease Modification Q&A guidance not to perform a lease by lease analysis with respect to any lease accommodations and to account for such accommodations outside of the lease modification framework. The Lease Modification Q&A has not had a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2020. However, the extent of lease accommodations granted to residents as a result of the COVID-19 pandemic in future periods may materially affect our condensed consolidated financial statements.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and contracts in its own equity. The guidance reduces the number of accounting models for convertible instruments, requires entities to use the “if-converted” method in diluted earnings (loss) per share (“EPS”), and requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares. The new standard will be effective for annual reporting periods beginning after December 15, 2021, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2020 and interim periods within that reporting period. Our 2022 Convertible Notes (as defined in Note 6) are the only instruments we have that will be subject to ASU 2020-06, and these notes mature on January 15, 2022. As such, ASU 2020-06 will not materially affect our condensed consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2020	December 31, 2019
Land	$4,501,831	$4,499,346
Single-family residential property	13,386,936	13,121,179
Capital improvements	511,034	513,269
Equipment	113,359	113,370
Total gross investments in the properties	18,513,160	18,247,164
Less: accumulated depreciation	(2,381,059)	(2,003,972)
Investments in single-family residential properties, net	$16,132,101	$16,243,192
As of September 30, 2020 and December 31, 2019, the carrying amount of the residential properties above includes $119,292 and $119,608, respectively, of capitalized acquisition costs (excluding purchase price), along with $67,483 and $65,747, respectively, of capitalized interest, $26,541 and $25,565, respectively, of capitalized property taxes, $4,639 and $4,616, respectively, of capitalized insurance, and $3,023 and $2,836, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended September 30, 2020 and 2019, we recognized $136,517 and $132,266, respectively, of depreciation expense related to the components of the properties, and $1,630 and $1,049, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2020 and 2019, impairments totaling $289 and $3,960, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the nine months ended September 30, 2020 and 2019, we recognized $406,078 and $396,568, respectively, of depreciation expense related to the components of the properties and $4,362 and $3,387, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2020 and 2019, impairments totaling $4,202 and $11,289, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$559,567	$92,258
Restricted cash	249,341	193,987
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$808,908	$286,245
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
The balances of our restricted cash accounts, as of September 30, 2020 and December 31, 2019, are set forth in the table below. As of September 30, 2020 and December 31, 2019, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	September 30, 2020	December 31, 2019
Resident security deposits	$156,207	$148,186
Property taxes	57,296	10,443
Collections	24,642	24,034
Capital expenditures	5,628	5,627
Letters of credit	3,319	3,459
Special and other reserves	2,249	2,238
Total	$249,341	$193,987

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Other Assets
As of September 30, 2020 and December 31, 2019, the balances in other assets, net are as follows:

	September 30, 2020	December 31, 2019
Investments in debt securities, net	$309,122	$316,991
Investment in unconsolidated joint venture	53,756	54,778
Held for sale assets(1)	50,685	116,529
Rent and other receivables, net	36,540	25,244
Prepaid expenses	27,396	32,106
ROU lease assets — operating and finance, net	21,510	13,768
Investments in equity securities	16,734	16,650
Corporate fixed assets, net	8,809	9,825
Deferred leasing costs, net	7,985	7,427
Amounts deposited and held by others	5,863	1,348
Deferred financing costs, net	987	2,765
Derivative instruments (Note 7)	1	1,643
Other	12,183	6,192
Total	$551,571	$605,266

(1)As of September 30, 2020 and December 31, 2019, 211 and 478 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 6), we have retained and purchased certificates totaling $309,122, net of unamortized discounts of $2,377, as of September 30, 2020. These investments in debt securities are classified as held to maturity investments. As of September 30, 2020, we have not recognized any credit losses with respect to these investments in debt securities. As of December 31, 2019, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive loss. As of September 30, 2020, our retained certificates are scheduled to mature over the next one month to seven years.
Investment in Unconsolidated Joint Venture
We own a 10% interest in a joint venture with FNMA to operate, lease, and manage a portfolio of properties primarily located in Arizona, California, and Nevada. A wholly owned subsidiary of INVH LP is the managing member of the joint venture and is responsible for the operation and management of the properties, subject to FNMA’s approval of major decisions. As of September 30, 2020 and December 31, 2019, the joint venture owned 581 and 641 properties, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended September 30, 2020 and 2019, rental revenues and other property income includes $23,762 and $24,282 of variable lease payments, respectively. For the nine months ended September 30, 2020 and 2019, rental revenues and other property income includes $68,422 and $68,865 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of September 30, 2020 are as follows:

Year	Lease Payments to be Received
Remainder of 2020	$401,730
2021	751,863
2022	81,892
2023	—
2024	—
Thereafter	—
Total	$1,235,485
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$12,112	$9,398	$12,552	$1,216
Other liabilities (Note 14)	15,190	8,979	13,787	1,210
Weighted average remaining lease term	3.9 years	3.3 years	3.8 years	2.0 years
Weighted average discount rate	3.7%	4.0%	4.0%	4.0%
During the three and nine months ended September 30, 2020, we recorded $1,750 of impairment on one of our ROU lease assets in other, net in the condensed consolidated statements of operations. See Note 11 for additional information regarding this impairment.
Investments in Equity Securities
We hold investments in equity securities without a readily determinable fair value. We have elected to measure the investments at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuers. As of September 30, 2020 and December 31, 2019, the carrying amount of our investments in equity securities was $16,734 and $16,650, respectively. No unrealized gains or losses were recorded during the three months ended September 30, 2020. For the nine months ended September 30, 2020, we recorded $34 of unrealized gains on our investments in equity securities. For the three and nine months ended September 30, 2019, we recorded $6,480 of unrealized gains on our investments in equity securities. These unrealized gains are included in other, net in the condensed consolidated statements of operations.
Deferred Financing Costs, net
In connection with our Revolving Facility, we incurred $9,673 of financing costs during the year ended December 31, 2017, which have been deferred as other assets, net on our condensed consolidated balance sheets. These deferred financing costs are being amortized as interest expense on a straight-line basis over the term of the Revolving Facility. As of

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

September 30, 2020 and December 31, 2019, the unamortized balances of these deferred financing costs are $987 and $2,765, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2020 and December 31, 2019:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	September 30, 2020	December 31, 2019
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$994,699	$995,520
SWH 2017-1(7)(8)	September 29, 2017	October 9, 2020	January 9, 2023	1.72%	102-347 bps	732,778	744,092
IH 2017-2(7)(9)	November 9, 2017	December 9, 2020	December 9, 2024	1.30%	91-186 bps	614,031	624,475
IH 2018-1(7)	February 8, 2018	March 9, 2021	March 9, 2025	1.27%	76-206 bps	775,118	793,720
IH 2018-2(7)	May 8, 2018	June 9, 2021	June 9, 2025	1.49%	95-230 bps	928,939	957,135
IH 2018-3(7)	June 28, 2018	July 9, 2021	July 9, 2025	1.50%	105-230 bps	1,138,876	1,213,035
IH 2018-4(7)(10)	November 7, 2018	January 9, 2021	January 9, 2026	1.57%	115-225 bps	924,439	938,430
Total Securitizations						6,108,880	6,266,407
Less: deferred financing costs, net						(13,900)	(27,946)
Total						$6,094,980	$6,238,461

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of September 30, 2020, LIBOR was 0.15%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of September 30, 2020.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2,377 and $2,641 as of September 30, 2020 and December 31, 2019, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2 and IH 2018-3 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On October 9, 2020, the extension of the maturity date of the SWH 2017-1 mortgage loan from October 9, 2020 to October 9, 2021 was approved by the lender (see Note 15).
(9)On September 2, 2020, we submitted a notification to request an extension of the maturity of the IH 2017-2 mortgage loan from December 9, 2020 to December 9, 2021.
(10)On October 1, 2020, we submitted a notification to request an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022 (see Note 15).
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2020 and December 31, 2019, a total of 35,651 and 37,040 homes, respectively, with a net book value of $6,800,437 and $7,137,576, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
The retained certificates total $309,122 and $316,991 as of September 30, 2020 and December 31, 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 5).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2020 and 2019, we made voluntary and mandatory prepayments of $157,791 and $798,415, respectively, under the terms of the mortgage loan agreements. During the nine months ended September 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan.

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
The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2020 and December 31, 2019:

	Maturity Date	Interest Rate(1)	September 30, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,464
Deferred financing costs, net			(2,323)	(2,486)
Secured Term Loan, net			$401,040	$400,978

(1)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
Collateral
The Secured Term Loan’s collateral pool contains 3,332 and 3,333 homes, respectively, as of September 30, 2020 and December 31, 2019, with a net book value of $724,041 and $734,759, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the nine months ended September 30, 2020, we made mandatory prepayments of $101. No prepayments were made for the nine months ended September 30, 2019.
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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2020 and December 31, 2019:

	Maturity Date	Interest Rate(1)	September 30, 2020	December 31, 2019
Term Loan Facility	February 6, 2022	1.85%	$1,500,000	$1,500,000
Deferred financing costs, net			(4,087)	(6,253)
Term Loan Facility, net			$1,495,913	$1,493,747

Revolving Facility(2)	February 6, 2021	1.90%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2020, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 0.15%.
(2)If we exercise the one year extension option, the maturity date will be February 6, 2022.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2020 and December 31, 2019:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.29 years	$345,000	$345,000
Net unamortized fair value adjustment						(6,888)	(10,701)
Total						$338,112	$334,299

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.
(2)The conversion rate as of September 30, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of September 30, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.
Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). For the nine months ended September 30, 2019, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5,586.
As of September 30, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $77,661 as of September 30, 2020 as the closing market price of our common stock of $27.99 per common share (actual $) exceeds the implicit conversion price. For the three months ended September 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,311 and $4,247, respectively. For the nine months ended September 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $12,869 and $12,681, respectively.

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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2020:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Term Loan Facility	Revolving Facility(3)	Convertible Senior Notes	Total
Remainder of 2020	$1,346,809	$—	$—	$—	$—	$1,346,809
2021	3,767,372	—	—	—	—	3,767,372
2022	—	—	1,500,000	—	345,000	1,845,000
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
Thereafter	994,699	403,363	—	—	—	1,398,062
Total	6,108,880	403,363	1,500,000	—	345,000	8,357,243
Less: deferred financing costs, net	(13,900)	(2,323)	(4,087)	—	—	(20,310)
Less: unamortized fair value adjustment	—	—	—	—	(6,888)	(6,888)
Total	$6,094,980	$401,040	$1,495,913	$—	$338,112	$8,330,045

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of September 30, 2020. If fully extended, we would have no mortgage loans maturing before 2023. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender.
(2)On September 2, 2020, we submitted a notification to request an extension of the maturity of the IH 2017-2 mortgage loan from December 9, 2020 to December 9, 2021. Additionally, on October 9, 2020, the extension of the maturity date of the SWH 2017-1 mortgage loan from October 9, 2020 to October 9, 2021 was approved by the lender, and on October 1, 2020, we submitted a notification to request an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022 (see Note 15).
(3)If we exercise the one year extension option, the maturity date will be in 2022.
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
The table below summarizes our interest rate swap instruments as of September 30, 2020:

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
During the three and nine months ended September 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $152,334 will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 5.31%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2020	December 31, 2019	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$1,643	Other liabilities	$602,507	$275,679

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1	—	Other liabilities	—	—
Total		$1	$1,643		$602,507	$275,679
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2020 and December 31, 2019:

	September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$602,507	$—	$602,507	$—	$—	$602,507

	December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1,643	$—	$1,643	$(1,054)	$—	$589
Offsetting liabilities:
Derivatives	$275,679	$—	$275,679	$(1,054)	$—	$274,625

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2020 and 2019:

	Amount of Loss Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(4,171)	$(71,729)	Interest expense	$(37,557)	$4,272	$87,713	$89,067

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended September 30,
		2020	2019
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$146	$64
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2020 and 2019:

	Amount of Loss Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019		2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(398,426)	$(308,196)	Interest expense	$(74,166)	$23,026	$258,541	$278,756

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Nine Months Ended September 30,
		2020	2019
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$198	$98

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
As of September 30, 2020, the fair value of certain derivatives in a net liability position was $602,507. If we had breached any of these provisions at September 30, 2020, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $631,397.
Note 8—Stockholders' Equity
As of September 30, 2020, we have issued 560,534,032 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of September 30, 2020, 3,463,285 outstanding OP Units are redeemable.
During the three and nine months ended September 30, 2020, we issued 1,353 and 18,891,307, respectively, shares of common stock.
Public Offering
On June 4, 2020, we completed an underwritten public offering of 16,675,000 shares of our common stock, including 2,175,000 shares sold pursuant to the underwriters’ full exercise of the option to purchase additional shares. During the nine months ended September 30, 2020, this offering generated net proceeds of $447,533, after giving effect to commissions and other costs totaling $6,861.
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the nine months ended September 30, 2020, we sold 1,887,466 shares of our common stock under our ATM Equity Program, generating net proceeds of $56,265 after giving effect to Agent commissions and other costs totaling $977. During the three and nine months ended September 30, 2019, we sold 671,020 shares of our common stock under our ATM Equity Program, generating net proceeds of $17,737 after giving effect to Agent commissions and other costs totaling $1,068. We did not sell any shares of common stock under the ATM Equity Program during the three months ended September 30, 2020. As of September 30, 2020, $685,799 remains available for future offerings under the ATM Equity Program.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes our dividends declared from January 1, 2019 through September 30, 2020:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q3-2020	August 12, 2020	$0.15	August 28, 2020	$84,286
Q2-2020	May 13, 2020	0.15	May 29, 2020	81,916
Q1-2020	February 12, 2020	0.15	February 28, 2020	81,673
Q4-2019	November 13, 2019	0.13	November 27, 2019	70,693
Q3-2019	August 15, 2019	0.13	August 30, 2019	70,465
Q2-2019	May 15, 2019	0.13	May 31, 2019	68,334
Q1-2019	February 13, 2019	0.13	February 28, 2019	67,965
On October 22, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on November 10, 2020, which is payable on November 25, 2020.
Note 9—Related Party Transactions
Management Services
One of our consolidated subsidiaries, as the managing member of a joint venture with FNMA (see Note 5), earns a management fee based upon the venture’s gross receipts. For the three months ended September 30, 2020 and 2019, we earned $636 and $696, respectively, and for the nine months ended September 30, 2020 and 2019, we earned $1,945 and $2,145, respectively, of management fees which are included in other, net in the accompanying condensed consolidated statements of operations.
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

Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2020.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the nine months ended September 30, 2020, we granted 499,228 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the nine months ended September 30, 2020 vest in three equal annual installments based on an anniversary date of March 1, 2020. The PRSUs granted during the nine months ended September 30, 2020 may be earned based on the achievement of certain measures over a three year performance period that ends December 31, 2022. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.
•PRSU Results: In February 2020, the Compensation Committee certified performance achievement with respect to Tranche 3 of our 2017 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 91,200 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 5,348 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Director Awards
During the nine months ended September 30, 2020, we granted 58,690 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2021 annual stockholders meeting, subject to continued service on the board of directors through such date.
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
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the nine months ended September 30, 2020:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2019	685,069	$22.48	925,076	$23.13	1,610,145	$22.86
Granted	225,760	28.25	423,358	29.73	649,118	29.21
Vested(2)	(293,481)	(22.97)	(152,967)	(22.25)	(446,448)	(22.72)
Forfeited / canceled	(9,810)	(25.54)	(22,060)	(23.48)	(31,870)	(24.11)
Balance, September 30, 2020	607,538	$24.34	1,173,407	$25.62	1,780,945	$25.18

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the nine months ended September 30, 2020 was $9,867. During the nine months ended September 30, 2020, 1,787 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the nine months ended September 30, 2020:

	For the Nine Months Ended September 30,
Expected volatility(1)	17.2%	—	17.3%
Risk-free rate	0.85%
Expected holding period (years)	2.09	—	2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.

Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2020 and 2019, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
General and administrative	$4,833	$3,818	$9,760	$11,533
Property management expense	1,253	807	2,533	2,314
Total	$6,086	$4,625	$12,293	$13,847
As of September 30, 2020, there is $23,401 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.90 years.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$309,122	$312,661	$316,991	$318,299

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$6,108,880	$6,181,214	$6,266,407	$6,292,261
Secured Term Loan(3)	Level 3	403,363	461,617	403,464	411,213
Term Loan Facility(4)	Level 3	1,500,000	1,499,446	1,500,000	1,500,444
Convertible Senior Notes(5)	Level 3	338,112	352,103	334,299	346,489

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying values of the mortgage loans are shown net of discount and exclude $13,900 and $27,946 of deferred financing costs as of September 30, 2020 and December 31, 2019, respectively.
(3)The carrying value of the Secured Term Loan excludes $2,323 and $2,486 of deferred financing costs as of September 30, 2020 and December 31, 2019, respectively.
(4)The carrying value of the Term Loan Facility excludes $4,087 and $6,253 of deferred financing costs as of September 30, 2020 and December 31, 2019, respectively.
(5)The carrying values of the Convertible Senior Notes include unamortized discounts of $6,888 and $10,701 as of September 30, 2020 and December 31, 2019, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobserverable inputs used to develop our Level 3 fair value measurements as of September 30, 2020:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$461,617	Discounted Cash Flow	Effective Rate	2.08%
Term Loan Facility	1,499,446	Discounted Cash Flow	Effective Rate	1.88%	—	1.91%
Convertible Senior Notes	352,103	Discounted Cash Flow	Effective Rate	1.88%

(1)Our Level 3 fair value instruments require interest only monthly payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$—	$885	$451	$8,438
Total impairments	—	(254)	(89)	(2,072)
Fair value	$—	$631	$362	$6,366

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$1,800	$18,723	$19,594	$49,837
Total impairments	(289)	(3,706)	(4,113)	(9,217)
Fair value	$1,511	$15,017	$15,481	$40,620
For additional information related to our single-family residential properties as of September 30, 2020 and December 31, 2019, refer to Note 3.
ROU Lease Assets
During the three months ended September 30, 2020, we relocated one of our corporate offices and vacated the former location. As of September 30, 2020, the expected undiscounted sublease payments through the remaining original lease term of the vacated office space no longer exceed the carrying value of the related ROU lease asset, and we concluded that the ROU lease asset was not fully recoverable. During the three and nine months ended September 30, 2020, we recorded impairment of $1,750 in other, net in the condensed consolidated statements of operations. The fair value of the ROU lease asset measured at fair value on a nonrecurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on a discounted cash flow analysis reflective of the income expected from a sublease. For additional information related to our ROU lease assets as of September 30, 2020 and December 31, 2019, refer to Note 5.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$32,540	$33,616	$125,178	$93,165

Denominator:
Weighted average common shares outstanding — basic	560,598,995	537,771,245	550,722,684	528,209,033
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,272,378	873,643	1,224,594	951,320
Weighted average common shares outstanding — diluted	561,871,373	538,644,888	551,947,278	529,160,353

Net income per common share — basic	$0.06	$0.06	$0.23	$0.18
Net income per common share — diluted	$0.06	$0.06	$0.23	$0.18
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three and nine months ended September 30, 2020, 153,114 and 120,835 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2019, 376 incremental shares attributed to non-vested share-based awards are excluded from the denominator as their inclusion would have been anti-dilutive. For the three months ended September 30, 2019, all incremental shares attributed to non-vested share-based awards were included in the denominator.
For the three and nine months ended September 30, 2020 and 2019, the vested OP Units have been excluded from the computation of EPS because all income attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the nine months ended September 30, 2019, using the “if-converted” method, 8,323,258 potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion are excluded from the computation of diluted EPS as they are anti-dilutive. For the three and nine months ended September 30, 2020 and 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the Convertible Senior Notes for the three and nine months ended September 30, 2020 and 2019. See Note 6 for further discussion about the Convertible Senior Notes.
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
As of September 30, 2020 and December 31, 2019, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $293 and $576 of current income tax expense for the three months ended September 30, 2020 and 2019, respectively, and $722 and $2,181 of current income tax expense for the nine months ended September 30, 2020 and 2019, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of September 30, 2020, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2020	$1,219	$792
2021	4,840	3,109
2022	3,846	2,526
2023	2,858	2,475
2024	2,500	714
Thereafter	1,096	—
Total lease payments	16,359	9,616
Less: imputed interest	(1,169)	(637)
Total lease liability	$15,190	$8,979
The components of lease expense for the three and nine months ended September 30, 2020 and 2019 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost:
Fixed lease cost	$1,106	$1,140	$3,257	$3,037
Variable lease cost	263	323	860	1,022
Total operating lease cost	$1,369	$1,463	$4,117	$4,059

Finance lease cost:
Amortization of ROU assets	$707	$137	$1,628	$374
Interest on lease liabilities	101	22	371	40
Total finance lease cost	$808	$159	$1,999	$414
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 6), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2020, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2020, for potential recognition or disclosure.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Joint Venture with Rockpoint
On October 6, 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture partnership that will acquire single-family homes to operate as rental residences. The joint venture will be capitalized with a total equity commitment of $375,000, of which $75,000 (20%) will be committed by us and $300,000 (80%) will be committed by Rockpoint. We will provide investment, asset management, and property management services to the joint venture, will earn asset management and property management fees, and have the opportunity to earn a promoted interest subject to certain performance thresholds.
Acquisition of Single-family Residential Properties
In October 2020, we completed two bulk acquisitions for a total of 327 single-family residential properties for $65,739.
Extensions of Existing Mortgage Loans
On October 1, 2020, we submitted a notification to request an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022.
On October 9, 2020, the extension of the maturity date of the SWH 2017-1 mortgage loan from October 9, 2020 to October 9, 2021 was approved by the lender.
Dividend Declaration
On October 22, 2020, our board of directors declared a dividend of $0.15 per share to stockholders of record on November 10, 2020, which is payable on November 25, 2020.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With approximately 80,000 homes for lease in 16 markets across the country as of September 30, 2020, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
COVID-19
The ongoing COVID-19 pandemic has had a significant adverse impact on global and United States economic activity and has contributed to significant volatility and disruption in financial markets. The ultimate impacts remain unknown, but could include the potential worsening of global and United States economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending, and the market for acquisition and disposition of single-family homes, as well as other unanticipated consequences. As such, we are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business, including operating, investment management, and capital markets activities.
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

Neither these procedural adjustments nor the overall impact of the COVID-19 pandemic created significant disruptions to our business model during the three and nine months ended September 30, 2020. However, the pandemic did impact our business, including operating, investment management, and capital markets activities as more fully described below.
Operations
The direct impacts on our results of operations and key operating metrics from the effects of the COVID-19 pandemic may include, but are not limited to: (1) a decrease in gross rental revenues and other property income (before concessions and bad debt) due to jurisdictional restrictions on rent increases and late fees and/or forgiveness of late fees for residents who have requested leniency; (2) an increase in occupancy due to lower turnover partially driven by residents’ decisions not to relocate during the pandemic, strong demand for homes that become vacant, and the impact of eviction moratoriums; (3) an increase in uncollectible revenues (or decline in rent collections percentages) due to resident hardships and eviction moratoriums; and (4) a decrease in property operating and maintenance expenses for turnover costs (lower turnover rates) and property administrative fees (eviction moratoriums).

In March, to act on our core values of "Genuine Care" and "Standout Citizenship," we began to offer solutions for residents experiencing financial hardship when requested, including the ongoing creation of payment plans, without late fees, for residents requiring flexibility to meet rental obligations over time and a voluntary moratorium on evictions through June 2020. Additionally, we continue to adhere to federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate.
The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the Federal government as well as certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. Overall revenue collections as a percentage of monthly billings was 97% for the three months ended September 30, 2020, compared to a historical average of 99%. While collection of revenues has remained near historical levels thus far through the pandemic, the COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, is interfering with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some jurisdictions across the United States have imposed temporary eviction moratoriums and are allowing residents to defer missed rent payments without incurring late fees, and jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. Such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic.
Certain other restrictions imposed by jurisdictions across the United States are intended to limit operations by businesses not deemed “essential businesses.” While none of the current restrictions have materially impacted our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents. Unless the residents report symptoms of or exposure to COVID-19, we are completing all service calls. In all cases, we work with the residents to ensure service requests are addressed in a timely and safe manner.
While COVID-19 and related containment measures may interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or to supply materials and services at ordinary levels of performance relative to the conduct of our business in the future, to date we have not experienced significant disruptions of these types. The majority of our office-based associates continue to work from home and will do so until we determine it is in our and their best interests to fully return to our offices. Additionally, changes to the working environment have not had a material effect on our internal controls over financial reporting since the pandemic began (see Part I. Item 4. “Controls and Procedures” for additional information).

Investment Management
We continue to successfully source and effectuate compelling acquisition and disposition opportunities. Since the pandemic began, we have continued to sell homes identified for disposition. We are also now acquiring new homes at a pre-COVID-19 pace after pausing activity from mid-March through May and entered into a joint venture partnership with Rockpoint (defined below). Despite this recent activity, our ability to acquire or dispose of properties could be impaired by local rules and ordinances that could be put in place to mitigate the impact of the COVID-19 pandemic, and a general decline in economic and business activity could adversely affect the single-family residential housing market and our ability to acquire and dispose of homes.
Joint Venture with Rockpoint
On October 6, 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture partnership that will acquire single-family homes to operate as rental residences. The joint venture will be capitalized with a total equity commitment of $375.0 million, of which $75.0 million (20%) will be committed by us and $300.0 million (80%) will be committed by Rockpoint. A total of over $1.0 billion (including debt) is expected to be deployed by the joint venture to acquire and renovate single-family homes in attractive locations in markets within the Western United States, Southeast United States, Florida, and Texas, where we already own homes. The homes are expected to be of similarly high quality and similar characteristics to the homes in our existing portfolio.
We will provide investment, asset management, and property management services to the joint venture, for which we will earn asset management and property management fees and have the opportunity to earn a promoted interest subject to certain performance thresholds.
The joint venture is anticipated to have a five to eight year term, with certain sale rights in favor of each member, but has the flexibility to continue owning homes for an unlimited period of time if neither member triggers a sale. Upon trigger of a sale by Rockpoint or us, the other member of the joint venture will have a right of first offer to acquire the homes proposed for sale.
We also maintain the ability in all markets to continue deploying capital from our own balance sheet to acquire homes for our portfolio, concurrent with the joint venture’s deployment of capital. In markets where we and the joint venture are investing concurrently, our investment personnel will source acquisitions without knowledge of which entity will acquire the homes, and upon being approved for close, homes will be allocated on a rotational basis between us and the joint venture according to pre-determined ratios of investment between the two entities. In addition, we maintain the right to enter into portfolio acquisitions of ten or more homes outside of the joint venture.
Capital Markets
To date, our access to capital markets has not been significantly impacted by the COVID-19 pandemic. In June 2020, we successfully issued and sold 16.7 million shares of our common stock for net proceeds of $447.5 million to provide capital primarily for acquisition opportunities. We continue to make scheduled debt service payments, including full repayment of the $270.0 million revolving credit facility balance that had been drawn in March, and do not anticipate non-compliance with our key affirmative and negative debt covenants. As of September 30, 2020, we had $1,559.6 million in available liquidity through a combination of unrestricted cash and undrawn capacity on our revolving credit facility (see “ — Liquidity and Capital Resources” for additional information). That said, a severe disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis.
Ongoing Considerations
The situation surrounding the ongoing COVID-19 pandemic remains fluid, and the ensuing impact of the COVID-19 pandemic on our rental revenues and other property income, in particular, cannot be fully be determined at present due to an inability to estimate actual collection rates, occupancy levels, and expiration of temporary restrictions on evictions, collections, rent increases, and late fees. We will continue to actively manage our response in collaboration with our residents and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business.

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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2020 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,973	97.9%	$2,533	$1.49	13.1%
Northern California	4,266	97.6%	2,209	1.42	6.4%
Seattle	3,604	97.1%	2,301	1.20	5.6%
Phoenix	7,986	97.2%	1,481	0.90	8.1%
Las Vegas	2,993	97.8%	1,708	0.86	3.5%
Denver	2,317	96.1%	2,109	1.16	3.4%
Western United States Subtotal	29,139	97.4%	2,052	1.19	40.1%

Florida:
South Florida	8,387	95.7%	2,232	1.20	12.3%
Tampa	8,087	97.2%	1,721	0.92	9.5%
Orlando	6,165	96.7%	1,728	0.93	7.2%
Jacksonville	1,857	97.2%	1,733	0.87	2.2%
Florida Subtotal	24,496	96.6%	1,898	1.01	31.2%

Southeast United States:
Atlanta	12,510	97.3%	1,566	0.76	13.2%
Carolinas	4,826	96.9%	1,633	0.76	5.2%
Southeast United States Subtotal	17,336	97.2%	1,584	0.76	18.4%

Texas:
Houston	2,166	95.7%	1,589	0.82	2.3%
Dallas	2,444	95.3%	1,841	0.88	3.0%
Texas Subtotal	4,610	95.5%	1,721	0.85	5.3%

Midwest United States:
Chicago	2,664	96.9%	2,014	1.24	3.5%
Minneapolis	1,127	98.0%	1,951	1.00	1.5%
Midwest United States Subtotal	3,791	97.2%	1,995	1.16	5.0%

Announced Market-in-Exit:
Nashville(5)	25	39.1%	2,004	0.75	—%

Total / Average	79,397	96.9%	$1,881	$1.01	100.0%
Same Store Total / Average	71,810	97.8%	$1,881	$1.01	91.3%

(1)As of September 30, 2020.
(2)Represents average occupancy for the three months ended September 30, 2020.
(3)Represents average monthly rent for the three months ended September 30, 2020.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2020.
(5)In December 2019, we announced a plan to fully exit the Nashville market and sold 708 homes in Nashville in a bulk transaction. As of September 30, 2020, we have 25 remaining homes in the market.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.3% of our rental revenues and other property income during the three months ended September 30, 2020. We are actively monitoring the impact of the COVID-19 outbreak on market fundamentals and are quickly implementing changes in pricing as market fundamentals shift.
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
Collection Rates: Our rental revenues and other property income is impacted by the rate at which we collect such revenues from our residents. We routinely work with residents facing financial hardships who need flexibility to fulfill their lease obligations, but the ongoing COVID-19 pandemic has increased the number of such residents. When requested, we work with these residents to create payment plans, without late fees, and then actively manage these receivables. However, a portion of these amounts may not ultimately be collected. Any amounts billed to residents that have been deemed uncollectible along with our estimate of amounts that may ultimately be uncollectible decrease our rental revenues and other property income.
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
While the COVID-19 outbreak has required us to modify our property improvement and maintenance procedures to accommodate resident preferences, as a currently designated “essential business” we are completing all maintenance work orders unless a resident reports symptoms of or exposure to COVID-19. However, future potential governmental measures may restrict our ability to function as an “essential business.” Additionally, we have addressed a backlog of deferred work orders that resulted from our initial deferral of all non-emergency work orders at the onset of the pandemic.

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
Results of Operations
Portfolio Information
As of September 30, 2020 and 2019, we owned 79,397 and 80,232 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2020 and 2019, we acquired 544 and 578 homes, respectively, and sold 403 and 668 homes, respectively. During the three months ended September 30, 2020 and 2019, we owned an average of 79,285 and 80,267 single-family rental homes, respectively. During the nine months ended September 30, 2020 and 2019, we acquired 1,195 and 1,526 homes, respectively, and sold 1,303 and 2,101 homes, respectively. During the nine months ended September 30, 2020 and 2019, we owned an average of 79,412 and 80,461 single-family rental homes, respectively.

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
As of September 30, 2020, our Same Store portfolio consisted of 71,810 single-family rental homes.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Rental revenues and other property income	$459,184	$443,326	$15,858	3.6%

Expenses:
Property operating and maintenance	177,997	175,491	2,506	1.4%
Property management expense	14,824	15,872	(1,048)	(6.6)%
General and administrative	17,972	16,405	1,567	9.6%
Interest expense	87,713	89,067	(1,354)	(1.5)%
Depreciation and amortization	138,147	133,315	4,832	3.6%
Impairment and other	1,723	4,740	(3,017)	(63.6)%
Total expenses	438,376	434,890	3,486	0.8%

Other, net	(3,049)	4,735	(7,784)	(164.4)%
Gain on sale of property, net of tax	15,106	20,812	(5,706)	(27.4)%

Net income	$32,865	$33,983	$(1,118)	(3.3)%
Rental Revenues and Other Property Income
For the three months ended September 30, 2020 and 2019, total portfolio rental revenues and other property income totaled $459.2 million and $443.3 million, respectively, an increase of 3.6%, driven by an increase in average occupancy, average monthly rent per occupied home, and utilities reimbursements, partially offset by an increase in bad debt, reduced fee income, and a 982 home decrease between periods in the average number of homes owned.
Average occupancy for the three months ended September 30, 2020 and 2019 for the total portfolio was 96.9% and 93.8%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended September 30, 2020 and 2019 was $1,881 and $1,821, respectively, a 3.3% increase. For our Same Store portfolio, average occupancy was 97.8% and 95.9% for the three months ended September 30, 2020 and 2019, respectively, and average monthly rent per occupied home for the three months ended September 30, 2020 and 2019 was $1,881 and $1,823, respectively, a 3.2% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2020 and 2019 was 29.4% and 35.0%, respectively. For the Same Store portfolio, an average home remained unoccupied for 26 and 40 days between residents for the three months ended September 30, 2020 and 2019, respectively. The decreases in these two metrics contributed to our increase in occupancy on a year over year basis. Furthermore, we believe the decrease in turnover is partially attributable to the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.

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
Renewal lease net effective rental rate growth for the total portfolio averaged 3.3% and 4.7% for the three months ended September 30, 2020 and 2019, respectively, and new lease net effective rental rate growth for the total portfolio averaged 5.7% and 4.4% for the three months ended September 30, 2020 and 2019, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.3% and 4.8% for the three months ended September 30, 2020 and 2019, respectively, and new lease net effective rental rate growth averaged 5.5% and 4.2% for the three months ended September 30, 2020 and 2019, respectively.
The COVID-19 pandemic has negatively impacted our rental revenues and other property income in three notable ways: (1) lower collection rates, which caused our bad debt to increase from 0.5% of gross rental income for the three months ended September 30, 2019 to 2.1% of gross rental income for the three months ended September 30, 2020 and to increase sequentially from 1.9% of gross rental income for the three months ended June 30, 2020; (2) lower fee income for the three months ended September 30, 2020 resulting from non-enforcement of late fees due to ongoing jurisdictional restrictions and/or forgiveness for residents who have requested leniency; and (3) lower reimbursements of move out and other costs as a result of lower turnover and eviction moratoriums. The decreases in fee income and reimbursements were partially offset by continued increases in utilities reimbursements as more utilities remained in our name compared to the prior year.

The COVID-19 pandemic is likely to continue to affect our collection rates and ability to raise rents and charge fees, and the impact of jurisdictional restrictions on rental rates, late fees, collections, and eviction moratoriums is likely to affect our ability to increase rental revenues and other operating income.
Expenses
For the three months ended September 30, 2020 and 2019, total expenses were $438.4 million and $434.9 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended September 30, 2020, property operating and maintenance expense increased to $178.0 million from $175.5 million for the three months ended September 30, 2019. This 1.4% net increase resulted from increases in property taxes and utilities, partially offset by decreases in turnover and property administrative costs that declined due to lower turnover and eviction moratoriums as well as a 982 home decrease between periods in the average number of homes owned. The COVID-19 pandemic is likely to continue to impact our turnover rates, and thus turnover costs, and other property operating and maintenance expense may continue to be affected by the ongoing impacts of the pandemic.
Property management expense and general and administrative expense of $32.8 million for the three months ended September 30, 2020 remained consistent with the $32.3 million of expense for the three months ended September 30, 2019. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense was $87.7 million and $89.1 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in interest expense was primarily driven by a decrease in the average debt balance outstanding during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to various prepayments subsequent to September 30, 2019. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,330.0 million as of September 30, 2020 from $8,655.9 million as of September 30, 2019.
Depreciation and amortization expense increased to $138.1 million for the three months ended September 30, 2020 from $133.3 million for the three months ended September 30, 2019, due to an increase in cumulative capital expenditures. This was partially offset by a decrease in the average number of homes owned during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Impairment and other expenses were $1.7 million and $4.7 million for the three months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, impairment and other expenses were comprised of impairment losses of $0.3 million on our single-family residential properties and casualty losses of $1.4 million. During the three months ended September 30, 2019, impairment and other expenses were comprised of impairment losses of $4.0 million on our single-family residential properties and casualty losses of $0.7 million. The impairment costs recognized during the three months ended September 30, 2020 were not a direct result of the COVID-19 pandemic.
Other, net
Other, net decreased to $(3.0) million for the three months ended September 30, 2020 from $4.7 million for the three months ended September 30, 2019, primarily due to a $6.5 million unrealized gain on investments in equity securities during the three months ended September 30, 2019 and a $1.8 million right-of-use (“ROU”) lease asset impairment during the three months ended September 30, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $15.1 million and $20.8 million for the three months ended September 30, 2020 and 2019, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 668 during the three months ended September 30, 2019 to 403 during the three months ended September 30, 2020.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Rental revenues and other property income	$1,358,728	$1,320,408	$38,320	2.9%

Expenses:
Property operating and maintenance	511,915	502,411	9,504	1.9%
Property management expense	43,725	47,053	(3,328)	(7.1)%
General and administrative	46,626	58,899	(12,273)	(20.8)%
Interest expense	258,541	278,756	(20,215)	(7.3)%
Depreciation and amortization	410,440	399,955	10,485	2.6%
Impairment and other	4,670	11,803	(7,133)	(60.4)%
Total expenses	1,275,917	1,298,877	(22,960)	(1.8)%

Other, net	2,035	8,470	(6,435)	(76.0)%
Gain on sale of property, net of tax	41,473	64,556	(23,083)	(35.8)%

Net income	$126,319	$94,557	$31,762	33.6%
Rental Revenues and Other Property Income
For the nine months ended September 30, 2020 and 2019, total portfolio rental revenues and other property income totaled $1,358.7 million and $1,320.4 million, respectively, an increase of 2.9%, driven by an increase in average occupancy, average monthly rent per occupied home, and utilities reimbursements, partially offset by an increase in bad debt, reduced fee income, and a 1,049 home decrease between periods in the average number of homes owned.

Average occupancy for the nine months ended September 30, 2020 and 2019 for the total portfolio was 95.8% and 94.4%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2020 and 2019 was $1,867 and $1,801, respectively, a 3.7% increase. For our Same Store portfolio, average occupancy was 97.3% and 96.3% for the nine months ended September 30, 2020 and 2019, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2020 and 2019 was $1,866 and $1,802, respectively, a 3.6% increase.
The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2020 and 2019 was 27.3% and 31.0%, respectively. For the Same Store portfolio, an average home remained unoccupied for 38 and 45 days between residents for the nine months ended September 30, 2020 and 2019, respectively. The decreases in these two metrics contributed to our increase in occupancy on a year over year basis. Furthermore, we believe the decrease in turnover is partially attributable to the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 3.7% and 5.1% for the nine months ended September 30, 2020 and 2019, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.6% and 4.5% for the nine months ended September 30, 2020 and 2019, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.7% and 5.1% for the nine months ended September 30, 2020 and 2019, respectively, and new lease net effective rental rate growth averaged 3.4% and 4.4% for the nine months ended September 30, 2020 and 2019, respectively.
The COVID-19 pandemic has negatively impacted our rental revenues and other property income in three notable ways: (1) lower collection rates, which caused our bad debt to increase from 0.5% of gross rental income for the nine months ended September 30, 2019 to 1.5% of gross rental income for the nine months ended September 30, 2020; (2) voluntary non-enforcement of and jurisdictional restrictions on late fees during the nine months ended September 30, 2020, which was a primary driver of a decrease in fee income year over year; and (3) lower reimbursements of move out and other costs as a result of lower turnover and eviction moratoriums. The decreases in fee income and reimbursements were partially offset by continued increases in utilities reimbursements as more utilities remained in our name compared to the prior year.
The COVID-19 pandemic is likely to continue to affect our collection rates and ability to raise rents and charge fees, and the impact of jurisdictional restrictions on rental rates, late fees, collections, and eviction moratoriums is likely to affect our ability to increase rental revenues and other operating income.
Expenses
For the nine months ended September 30, 2020 and 2019, total expenses were $1,275.9 million and $1,298.9 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the nine months ended September 30, 2020, property operating and maintenance expense increased to $511.9 million from $502.4 million for the nine months ended September 30, 2019. This 1.9% net increase resulted from increases in utilities, property taxes, and repairs and maintenance, partially offset by decreases in turnover and property administrative costs that declined due to lower turnover and eviction moratoriums and savings in personnel and other costs. The 1,049 home decrease between periods in the average number of homes owned also offset the increases in certain expense categories. The COVID-19 pandemic is likely to continue to impact our turnover rates, and thus turnover costs, and other property operating and maintenance expense may continue to be affected by the ongoing impacts of the pandemic.

Property management expense and general and administrative expense decreased to $90.4 million from $106.0 million for the nine months ended September 30, 2020 and 2019, respectively, due to decreases in severance expense of $7.8 million, merger and transaction-related expenses of $4.3 million, and share-based compensation expense of $1.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense was $258.5 million and $278.8 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in interest expense was primarily driven by a decrease in the average debt balance outstanding during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to various prepayments subsequent to September 30, 2019 and settlement of a portion of our convertible debt for common equity during the nine months ended September 30, 2019. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,330.0 million as of September 30, 2020 from $8,655.9 million as of September 30, 2019.
Depreciation and amortization expense increased to $410.4 million for the nine months ended September 30, 2020 from $400.0 million for the nine months ended September 30, 2019 due to an increase in cumulative capital expenditures. This was partially offset by a decrease in the average number of homes owned during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Impairment and other expenses were $4.7 million and $11.8 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, impairment and other expenses was comprised of impairment losses of $4.2 million on our single-family residential properties and casualty losses of $0.5 million. During the nine months ended September 30, 2019, impairment and other expenses was comprised of impairment losses of $11.3 million on our single-family residential properties and casualty losses of $0.5 million. The impairment costs recognized during the nine months ended September 30, 2020 were not a direct result of the COVID-19 pandemic.
Other, net
Other, net decreased to $2.0 million for the nine months ended September 30, 2020 from $8.5 million for the nine months ended September 30, 2019, primarily due to a $6.5 million unrealized gain on investments in equity securities during the nine months ended September 30, 2019 and a $1.8 million ROU lease asset impairment during the three months ended September 30, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $41.5 million and $64.6 million for the nine months ended September 30, 2020 and 2019, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 2,101 during the nine months ended September 30, 2019 to 1,303 during the nine months ended September 30, 2020.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2020 and December 31, 2019 include unrestricted cash and cash equivalents of $559.6 million and $92.3 million, respectively, a 506.5% increase. In May 2020, we used cash on hand to repay $120.0 million of the $270.0 million revolving facility (the “Revolving Facility”) that had previously been outstanding. In June 2020, we completed an underwritten public offering to sell 16,675,000 shares of our common stock and generated net proceeds of $447.5 million, and $150.0 million of the proceeds were used to fully repay the balance outstanding on our Revolving Facility. The remaining proceeds are expected to be used primarily for acquisitions. As of September 30, 2020, our $1,000.0 million Revolving Facility remains undrawn, and there are no restrictions on our ability to draw additional funds from the Revolving Facility provided we remain in compliance with all covenants. We have no debt maturing before 2022 provided all extension options are exercised.
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

Through September 30, 2020, disposition channels remained healthy in our markets, and we continued to sell homes that had been designated for disposition. We have limited cash commitments outside of debt service as we do not engage in any development activity, and the pipeline of acquisitions to which we are committed is $184.9 million as of September 30, 2020. However, the ongoing impact of the COVID-19 pandemic may impact the acquisition and disposition of single-family homes in ways that we are unable to predict.
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make dividend payments to our stockholders, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our near-term liquidity requirements consist primarily of: (i) renovating newly-acquired homes; (ii) funding HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes; (iii) interest expense; (iv) payment of dividends to our equity investors; and (v) required contributions to the Rockpoint joint venture. We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis.
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of September 30, 2020.
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
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800.0 million of our common stock through the Agents (the “ATM Equity Program”). During the nine months ended September 30, 2020, we sold 1,887,466 shares of our common stock under our ATM Equity Program, generating net proceeds of $56.3 million after giving effect to Agent commissions and other costs totaling $1.0 million. During the three and nine months ended September 30, 2019, we sold 671,020 shares of our common stock under our ATM Equity Program, generating net proceeds of $17.7 million after giving effect to Agent commissions and other costs totaling $1.1 million. We did not sell any shares of common stock under the ATM Equity Program during the three months ended September 30, 2020. As of September 30, 2020, $685.8 million remains available for future offerings under the ATM Equity Program.
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
The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2020 and December 31, 2019:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	September 30, 2020	December 31, 2019
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	$994,699	$995,520
SWH 2017-1(7)(8)	October 9, 2020	January 9, 2023	1.72%	102-347 bps	732,778	744,092
IH 2017-2(7)(9)	December 9, 2020	December 9, 2024	1.30%	91-186 bps	614,031	624,475
IH 2018-1(7)	March 9, 2021	March 9, 2025	1.27%	76-206 bps	775,118	793,720
IH 2018-2(7)	June 9, 2021	June 9, 2025	1.49%	95-230 bps	928,939	957,135
IH 2018-3(7)	July 9, 2021	July 9, 2025	1.50%	105-230 bps	1,138,876	1,213,035
IH 2018-4(7)(10)	January 9, 2021	January 9, 2026	1.57%	115-225 bps	924,439	938,430
Total Securitizations					6,108,880	6,266,407
Less: deferred financing costs, net					(13,900)	(27,946)
Total					$6,094,980	$6,238,461

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of September 30, 2020, LIBOR was 0.15%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of September 30, 2020.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2.4 million and $2.6 million as of September 30, 2020 and December 31, 2019, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2 and IH 2018-3 mortgage loans have exercised the first extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On October 9, 2020, the extension of the maturity date of the SWH 2017-1 mortgage loan from October 9, 2020 to October 9, 2021 was approved by the lender.
(9)On September 2, 2020, we submitted a notification to request an extension of the maturity of the IH 2017-2 mortgage loan from December 9, 2020 to December 9, 2021.
(10)On October 1, 2020, we submitted a notification to request an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022.

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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2020 and December 31, 2019, a total of 35,651 and 37,040 homes, respectively, with a net book value of $6,800.4 million and $7,137.6 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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

The retained certificates total $309.1 million and $317.0 million as of September 30, 2020 and December 31, 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2020 and 2019, we made voluntary and mandatory prepayments of $157.8 million and $798.4 million, respectively, under the terms of the mortgage loan agreements. During the nine months ended September 30, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan.
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

The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2020 and December 31, 2019:

($ in thousands)	Maturity Date	Interest Rate(1)	September 30, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,464
Deferred financing costs, net			(2,323)	(2,486)
Secured Term Loan, net			$401,040	$400,978

(1)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
Collateral
The Secured Term Loan’s collateral pool contains 3,332 and 3,333 homes, respectively, as of September 30, 2020 and December 31, 2019, with a net book value of $724.0 million and $734.8 million, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the nine months ended September 30, 2020, we made mandatory prepayments of $0.1 million. No prepayments were made for the nine months ended September 30, 2019.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2020 and December 31, 2019:

($ in thousands)	Maturity Date	Interest Rate(1)	September 30, 2020	December 31, 2019
Term Loan Facility	February 6, 2022	1.85%	$1,500,000	$1,500,000
Deferred financing costs, net			(4,087)	(6,253)
Term Loan Facility, net			$1,495,913	$1,493,747

Revolving Facility	February 6, 2021	1.90%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2020, the applicable margins were 1.70% and 1.75%, respectively, and LIBOR was 0.15%.
(2)If we exercise the one year extension option, the maturity date will be February 6, 2022.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unencumbered fixed charge coverage ratio, and (vi) minimum tangible net worth. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility and all actions permitted to be taken by a secured creditor. As of September 30, 2020, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2020 and December 31, 2019:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.29 years	$345,000	$345,000
Net unamortized fair value adjustment						(6,888)	(10,701)
Total						$338,112	$334,299

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes.
(2)The conversion rate as of September 30, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of September 30, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.
Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). For the nine months ended September 30, 2019, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5.6 million.
As of September 30, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $77.7 million as of September 30, 2020 as the closing market price of our common stock of $27.99 per common share (actual $) exceeds the implicit conversion price. For the three months ended September 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.3 million and $4.2 million, respectively. For the nine months ended September 30, 2020 and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $12.9 million and $12.7 million, respectively.
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
The table below summarizes our interest rate swap instruments as of September 30, 2020 ($ in thousands):

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
During the three and nine months ended September 30, 2020 and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $152.3 million will be reclassified to earnings as an increase in interest expense.

Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 5.31%.
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
Cash Flows
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$625,672	$590,848	$34,824	5.9%
Net cash used in investing activities	(194,375)	(26,571)	(167,804)	(631.5)%
Net cash provided by (used in) financing activities	91,366	(597,855)	689,221	115.3%
Change in cash, cash equivalents, and restricted cash	$522,663	$(33,578)	$556,241	N/M
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $625.7 million and $590.8 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of 5.9%. The increase in cash provided by operating activities was driven by improved operational profitability, which was partially offset by changes in operating assets and liabilities.

Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $194.4 million and $26.6 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $167.8 million. The increase in net cash used in investing activities primarily resulted from the combined effect of the following changes in cash flows during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019: (1) a decrease in proceeds from the sale of homes; (2) an increase in cash used for the initial renovation of homes; (3) a decrease in cash provided by repayment proceeds from retained debt securities; all offset by (4) a decrease in cash used for the acquisition of homes. More specifically, proceeds from sales of homes decreased $154.7 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 due to a significant decrease in the number of homes sold from 2,101 to 1,303, respectively, partially offset by an increase in proceeds per home. Initial renovation spend increased $36.6 million from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020 due to a significant increase in the number of homes undergoing their initial renovation and an increase in the cost per home. Proceeds from repayment of retained debt securities decreased $31.9 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 due to a decrease in prepayments of mortgage loans. Acquisition spend decreased $67.7 million due to a significant decrease in the number of homes acquired from 1,526 homes during the nine months ended September 30, 2019 to 1,195 homes during the nine months ended September 30, 2020.
Financing Activities
Net cash provided by (used in) financing activities was $91.4 million and $(597.9) million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, issuances and sales of stock under our public offering and ATM Equity Program resulted in $503.8 million of proceeds, and we repaid $157.8 million of our mortgage loans, including partial repayments of IH 2018-2 and IH 2018-3, and funded $249.3 million of dividend and distribution payments. For the nine months ended September 30, 2019, proceeds from our Secured Term Loan of $403.5 million, along with proceeds from home sales and operating cash flows were used to repay $798.4 million of our mortgage loans, including full repayment of CSH 2016-2 and partial repayments of IH 2017-2 and IH 2018-1, and for dividend and distribution payments which totaled $209.4 million.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations as of September 30, 2020, consist of the following:

($ in thousands)	Total	2020(1)	2021-2022	2023-2024	Thereafter
Mortgage loans, net(2)(3)	$6,727,116	$29,943	$238,281	$1,559,499	$4,899,393
Secured Term Loan(2)	558,043	3,618	28,944	28,944	496,537
Term Loan Facility, net(2)	1,538,080	7,092	1,530,988	—	—
Revolving Facility(2)(3)(4)	4,802	894	3,908	—	—
2022 Convertible Notes(5)	363,113	—	363,113	—	—
Derivative instruments(6)	640,764	37,784	284,751	273,810	44,419
Purchase commitments(7)	184,860	177,002	7,858	—	—
Operating leases	16,359	1,219	8,686	5,358	1,096
Finance leases	9,616	792	5,635	3,189	—
Total	$10,042,753	$258,344	$2,472,164	$1,870,800	$5,441,445

(1)Includes estimated payments for the remaining three months of 2020.

(2)Includes estimated interest payments on the respective debt based on amounts outstanding as of September 30, 2020 at rates in effect as of such date; as of September 30, 2020, LIBOR was 0.15%.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 6 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(4)Includes the related unused commitment fee.
(5)Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate.
(6)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of September 30, 2020, or 0.15%.
(7)Represents commitments to acquire 738 single-family rental homes, of which 327 are part of bulk acquisitions, as of September 30, 2020.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to the following: (i) our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale; and (ii) derivative financial instruments. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2020.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income available to common stockholders	$32,540	$33,616	$125,178	$93,165
Net income available to participating securities	114	91	335	306
Non-controlling interests	211	276	806	1,086
Interest expense	87,713	89,067	258,541	278,756
Depreciation and amortization	138,147	133,315	410,440	399,955
EBITDA	258,725	256,365	795,300	773,268
Gain on sale of property, net of tax	(15,106)	(20,812)	(41,473)	(64,556)
Impairment on depreciated real estate investments	289	3,960	4,202	11,289
EBITDAre	243,908	239,513	758,029	720,001
Share-based compensation expense(1)	6,086	4,625	12,293	13,847
Merger and transaction-related expenses(2)	—	—	—	4,347
Severance	133	881	388	8,225
Casualty losses, net	1,434	780	468	514
Other, net(3)	3,049	(4,735)	(2,035)	(8,470)
Adjusted EBITDAre	$254,610	$241,064	$769,143	$738,464

(1)For the three months ended September 30, 2020 and 2019, $1,253 and $807 was recorded in property management expense, respectively, and $4,833 and $3,818 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2020 and 2019, $2,533 and $2,314 was recorded in property management expense, respectively, and $9,760 and $11,533 was recorded in general and administrative expense, respectively.
(2)Includes merger and transaction-related expenses included within general and administrative.
(3)Includes interest income, unrealized gains from investments in equity securities, and other miscellaneous income and expenses.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income available to common stockholders	$32,540	$33,616	$125,178	$93,165
Net income available to participating securities	114	91	335	306
Non-controlling interests	211	276	806	1,086
Interest expense	87,713	89,067	258,541	278,756
Depreciation and amortization	138,147	133,315	410,440	399,955
Property management expense(1)	14,824	15,872	43,725	47,053
General and administrative(2)	17,972	16,405	46,626	58,899
Impairment and other	1,723	4,740	4,670	11,803
Gain on sale of property, net of tax	(15,106)	(20,812)	(41,473)	(64,556)
Other, net(3)	3,049	(4,735)	(2,035)	(8,470)
NOI (total portfolio)	281,187	267,835	846,813	817,997
Non-Same Store NOI	(24,892)	(20,348)	(66,739)	(63,241)
NOI (Same Store portfolio)(4)	$256,295	$247,487	$780,074	$754,756

(1)Includes $1,253 and $807 of share-based compensation expense for the three months ended September 30, 2020 and 2019, respectively. Includes $2,533 and $2,314 of share-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.
(2)Includes $4,833 and $3,818 of share-based compensation expense for the three months ended September 30, 2020 and 2019, respectively. Includes $9,760 and $11,533 of share-based compensation expense for the nine months ended September 30, 2020 and 2019, respectively.
(3)Includes interest income, unrealized gains from investments in equity securities, and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 71,810 homes for the nine months ended September 30, 2020 and 2019.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; offering related expenses; merger and transaction-related expenses; severance expense; unrealized gains on investments in equity securities; and casualty losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2020	2019	2020	2019
Net income available to common stockholders	$32,540	$33,616	$125,178	$93,165
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	114	91	335	306
Non-controlling interests	211	276	806	1,086
Depreciation and amortization on real estate assets	136,517	132,266	406,078	396,568
Impairment on depreciated real estate investments	289	3,960	4,202	11,289
Net gain on sale of previously depreciated investments in real estate	(15,106)	(20,812)	(41,473)	(64,556)
FFO	154,565	149,397	495,126	437,858
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives	6,883	10,385	26,640	37,422
Share-based compensation expense(1)	6,086	4,625	12,293	13,847
Offering related expenses(2)	—	129	—	2,148
Merger and transaction-related expenses(3)	—	—	—	4,347
Severance expense	133	881	388	8,225
Unrealized gains on investments in equity securities(4)	—	(6,480)	(34)	(6,480)
Casualty losses, net	1,434	780	468	514
Core FFO	169,101	159,717	534,881	497,881
Recurring capital expenditures	(33,861)	(36,653)	(87,466)	(93,563)
Adjusted FFO	$135,240	$123,064	$447,415	$404,318

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)	561,871,373	538,644,888	551,947,278	529,160,353

Net income per common share — diluted(5)(6)(7)	$0.06	$0.06	$0.23	$0.18

FFO
Numerator for FFO per common share — diluted(5)	$154,565	$149,397	$507,995	$443,444
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	565,655,768	544,481,679	570,851,976	544,506,626

FFO per common share — diluted(5)(6)(7)	$0.27	$0.27	$0.89	$0.81

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	565,655,768	544,481,679	555,751,533	536,183,368

Core FFO per common share — diluted(5)(6)(7)	$0.30	$0.29	$0.96	$0.93
AFFO per common share — diluted(5)(6)(7)	$0.24	$0.23	$0.81	$0.75

(1)For the three months ended September 30, 2020 and 2019, $1,253 and $807 was recorded in property management expense, respectively, and $4,833 and $3,818 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2020 and 2019, $2,533 and $2,314 was recorded in property management expense, respectively, and $9,760 and $11,533 was recorded in general and administrative expense, respectively.

(2)Includes expenses associated with secondary offerings of common stock completed during the three and nine months ended September 30, 2019 included within other, net.
(3)Includes merger and transaction-related expenses included within general and administrative.
(4)Includes unrealized gains on our investments in equity securities during the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, included within other, net. No unrealized gains or losses were recorded during the three months ended September 30, 2020.
(5)On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of common stock, and these shares of common stock are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to that date. Using the “if-converted” method, in the period prior to conversion for the nine months ended September 30, 2019, the 2019 Convertible Notes are excluded from net income per common share — diluted as they are anti-dilutive, and are reflected in the FFO per common share — diluted computation above, consistent with Nareit’s guidance for calculating FFO per share. For the nine months ended September 30, 2019, the numerator for FFO per common share — diluted is adjusted for $5,586 of interest expense on the 2019 Convertible Notes, including non-cash amortization of discounts. For the nine months ended September 30, 2019, the denominator is adjusted for 8,323,258 potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion. No such adjustments were made to Core FFO and AFFO per common share — diluted.

With respect to the 2022 Convertible Notes, for the nine months ended September 30, 2020, the numerator for FFO per common share — diluted is adjusted for $12,869 of interest expense, including non-cash amortization of discounts, and the denominator is adjusted for 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. Additionally, no such adjustments were made to Core FFO and AFFO per common share —diluted. For the three and nine months ended September 30, 2019 and the three months ended September 30, 2020, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of net income or loss and FFO per common share — diluted as they are anti-dilutive, and are excluded from Core FFO and AFFO per common share — diluted.
(6)Incremental shares attributed to non-vested share-based awards totaling 1,272,378 and 873,643 shares for the three months ended September 30, 2020 and 2019, respectively, and 1,224,594 and 951,320 for the nine months ended September 30, 2020 and 2019, respectively, are included in the denominator for net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,593,488 and 1,247,149 for the three months ended September 30, 2020 and 2019, respectively, and 1,565,564 and 1,447,764 for the nine months ended September 30, 2020 and 2019, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(7)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 3,463,285 and 5,463,285 for the three months ended September 30, 2020 and 2019, respectively, and 3,463,285 and 6,526,571 for the nine months ended September 30, 2020 and 2019, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of September 30, 2020, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $5,114.2 million and Term Loan Facility of $1,500.0 million for a combined total of $6,614.2 million. We effectively converted 98.6% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $0.9 million or $11.8 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial

Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, results of operations, financial condition, and cash flows. The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the Federal government as well as certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. The COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, is interfering with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some jurisdictions across the United States have imposed temporary eviction moratoriums and are allowing residents to defer missed rent payments without incurring late fees, and jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they are likely to continue to result in loss of rental income and other property income. We may not be able to promptly re-lease properties that are vacant or become vacant because residents decide not to renew their leases or for other reasons, and the rental rates or other terms under new leases may be less favorable than the terms of the current leases. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire.
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
The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors:
•demand for single-family rental properties decreasing substantially and/or occupancy decreasing materially;
•inability by our residents to meet their lease obligations has reduced and may continue to reduce our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. For example, our securitized financings require that monthly cash collections from their respective property collateral pools be controlled by the servicer until monthly debt service payments and property management fees are paid and escrow reserves are funded. So long as we remain in compliance with certain covenants contained in the underlying loan agreements, after such monthly payments are made the servicer releases all residual net cash flow to us. This residual net cash flow represents a material portion of our cash flows. If the property collateral pools experience higher rates of resident defaults or delinquencies these covenants may not be achieved. This would result in the servicer holding all residual net cash flow from any collateral pool that does not meet the covenant requirements, net of a monthly funding to us for budgeted operating expenses, in blocked collateral accounts for the benefit of the securitized lender rather than being made available to us. Our lack of access to the net cash flow from securitized collateral pools could have a material adverse effect on our business, results of operations and financial condition;
•a general decline in business activity and demand for real estate transactions could adversely affect (1) our ability to acquire or dispose of single-family homes on terms that are attractive or at all and (2) the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill;
•difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis;
•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility or to exercise extension options on our mortgage loans and the Revolving Facility;
•a deterioration in our ability to operate in affected areas or delays in the supply of products or services by vendors that are needed for our efficient operations; and
•the potential negative consequences for the health of our associates, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.
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
Date: October 29, 2020

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 29, 2020