Form 10-K
period 2020-12-31
Invitation Homes Inc.
filed 2021-02-19
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-K

☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2020
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					Yes	☐	No	☑
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					Yes	☐	No	☑
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15.4 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 15, 2021, there were 567,220,432 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	8
Item	1A.	Risk Factors	20
Item	1B.	Unresolved Staff Comments	52
Item	2.	Properties	52
Item	3.	Legal Proceedings	52
Item	4.	Mine Safety Disclosures	52

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	53
Item	6.	Selected Financial Data	54
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	85
Item	8.	Financial Statements and Supplementary Data	86
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86
Item	9A.	Controls and Procedures	86
Item	9B.	Other Information	89

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	90
Item	11.	Executive Compensation	90
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	90
Item	13.	Certain Relationships and Related Transactions, and Director Independence	90
Item	14.	Principal Accountant Fees and Services	90

PART IV
Item	15.	Exhibits and Financial Statement Schedules	91
Item	16.	Form 10-K Summary	98

Exhibit Index
Signatures

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties as summarized below in “Summary Risk Factors.” These risks and uncertainties include among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, and risks related to the potential negative impact of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
Summary Risk Factors
Our ability to successfully operate our business is subject to numerous risks, including those that are generally associated with operating in the real estate industry. Some of the more significant challenges and risks are summarized below. This summary contains only a select portion of the risks set forth in Part I. Item 1A. “Risk Factors” and throughout this Annual Report on Form 10-K.
•Our operating results are subject to general economic conditions and risks associated with our real estate assets;
•The ongoing COVID-19 pandemic and other future epidemics and public health crises could have an adverse effect on our results of operations and financial condition;
•We are employing a business model with a limited track record, which may make our business difficult to evaluate, and we have a limited operating history;
•A significant portion of our costs and expenses are fixed, including increasing property taxes, HOA fees, and insurance costs, and we may not be able to adapt our costs structure to offset declines in our revenue;
•Timing and costs of renovating our properties, and the cost of maintaining rental properties may negatively affect our financial results;
•Concentration of our investments in certain markets and in the single-family properties sector of the real estate industry exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the single-family properties sector;
•We face significant competition in the leasing market for quality residents, which may limit our ability to lease our single-family homes on favorable terms;

•We face risks associated with acquisitions and dispositions of properties which could lead to material losses on our investments in our properties and adversely impact anticipated yields, including risks related to:
•competition in identifying and acquiring our properties;
•possible title defects;
•bulk portfolio acquisitions and dispositions;
•acquisitions through an auction process;
•evaluation of properties based on potentially inaccurate assumptions; and
•acquisitions of properties consistent with our investment strategy regardless of favorability of rental and housing markets;
•Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform;
•We are highly dependent on information systems and systems failures, security breaches and other disruptions could significantly disrupt our business and expose us to liability;
•Compliance with governmental laws, regulations, and covenants that are applicable to our properties, including tenant relief laws, rent control laws, affordability covenants, permit, license, and zoning requirements may negatively impact our rental income and profitability;
•Legal demands, litigation, and negative publicity by tenant and consumer rights organizations could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm;
•A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules of such HOAs, which are subject to change, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly;
•Our reliance on information supplied by prospective residents, which may be inaccurate, may lead to poor leasing decisions and our portfolio may contain more risk than we believe;
•If a significant number of our residents fail to meet their lease obligations or fail to renew their leases, our reputation, financial performance, and ability to make distributions to our stockholders may be adversely affected;
•Relatively short lease terms expose us to the risk that we may have to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis, or at all;
•Fluctuations of rent rates in our markets could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders;
•Declining real estate valuations and impairment charges could adversely affect our financial condition and operating results;
•Our participation in joint venture investments may limit our ability to invest in certain markets, and we may be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, and disputes between us and our joint venture partners;
•We may suffer losses that are not covered by insurance;
•The impact of climate change in areas where our communities are located, including significant damage to or destruction of our properties, may adversely affect our business;
•We may have difficulty selling our real estate investments and our ability to distribute all or a portion of the net proceeds from any such sale to our stockholders may be limited;
•We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and operating results;

•We utilize a significant amount of indebtedness in the operation of our business and our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing;
•Provisions of Maryland law and certain provisions in our charter may limit the ability of a third party to acquire control of us, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock; and
•If we do not maintain our qualification as a real estate investment trust (“REIT”), we will be subject to tax as a regular corporation and could face a substantial tax liability and maintaining our REIT status may hinder our ability to operate solely on the basis of maximizing profits.
This summary is qualified in its entirety by the more complete statement of risks and uncertainties in Part I. Item 1A. “Risk Factors.” You should carefully read the entire statement together with all of the other information in this Annual Report on Form 10-K when considering the risks and uncertainties in evaluating our company and our business.

DEFINED TERMS
Invitation Homes Inc. (“INVH”), a REIT, conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). THR Property Management L.P., a wholly owned subsidiary of INVH LP (the “Manager”), provides all management and other administrative services with respect to the properties we own. On November 16, 2017 (the “Merger Date”), INVH and certain of its affiliates entered into a series of transactions with Starwood Waypoint Homes (“SWH”) and certain SWH affiliates which resulted in SWH and its operating partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”).
Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer to INVH and its consolidated subsidiaries.
In this Annual Report on Form 10-K:
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
•“revenue collections as a percentage of billings” represents the total cash received in a given period for rental revenues and other property income (including receipt of late payments that were billed in prior months) divided by the total amounts billed in that period. When a payment plan is in place with a resident, amounts are considered to be billed at the time they would have been billed based on the terms of the original lease, not the terms of the payment plan. We believe this provides management and external stakeholders with meaningful information about our success in collecting amounts due under our lease agreements;
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

PART I

ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of December 31, 2020, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
History
Through certain of the six holding entities that owned our business prior to our initial public offering (the “IH Holding Entities”), we commenced operations in 2012. On January 31, 2017, we effected certain reorganization transactions that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Manager and the full portfolio of homes held by the IH Holding Entities. As a result of the reorganization transactions, INVH LP became a consolidated subsidiary of INVH. A wholly owned subsidiary of INVH, Invitation Homes OP GP LLC, serves as INVH LP’s sole general partner.
Invitation Homes Inc., a Maryland corporation, was incorporated in Delaware on October 4, 2016. On February 6, 2017, Invitation Homes Inc. changed its jurisdiction of incorporation to Maryland and completed an initial public offering of its shares of common stock (the “IPO”).
On November 16, 2017, we completed the Mergers with SWH, whereby we acquired all outstanding SWH common shares.
As of December 31, 2020, INVH owns a 99.4% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
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

Our Platform
Our vertically integrated, scalable platform allows greater influence over the experience of our residents while enabling us to better control operating costs and continuously share best practices across functional areas of the business. Our differentiated platform is built upon:
•Resident-centric focus. Our high-touch business model enables us to continuously solicit and integrate resident feedback into our operations and tailor our approach to address their preferences, providing a superior living experience and fostering customer loyalty. We believe this, in turn, drives rent growth, occupancy, and low turnover rates and will enable us to develop significant brand equity in the longer term.
•Local presence and expertise. In-market managers oversee the operations of local leasing management, property management, and maintenance teams, enabling us to provide outstanding resident service, leverage local expertise in managing rental, occupancy, and turnover rates, and improve cost and oversight over renovations and ongoing maintenance. As a result of our concentrated footprint within our markets, our regional managers and in-market teams are able to realize local-operator advantages, while still benefiting from significant economies of scale.
•Scalable, centralized infrastructure. We support local market operations with national strategy, infrastructure, and standards to drive efficiency, consistency, and cost savings. We utilize our extensive scale to ensure the consistent quality of our resident experience and maximize cost efficiencies and purchasing power. On a national level we are also able to standardize resident leases, employ a consistent approach to resident screening and leasing operations, and utilize dynamic, rules-based pricing tools informed by local market conditions.
Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership based in our corporate headquarters focused on investment and asset management strategy. Through the integration of investment and asset management and property management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, and capital spending into asset selection. We believe the advantages of our integrated acquisition platform and local market expertise have driven the quality of our existing portfolio of 80,177 homes as of December 31, 2020. We believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
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
We typically begin pre-marketing properties 30 to 60 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including our proprietary website, internet listing services (such as Zillow, Trulia, HotPads, and Realtor.com), MLS, yard signs, search engine marketing, social and other digital media, and local brokers. We offer flexible showing options for convenience, including virtual tours and floor plans on our website, self-showings that leverage the home’s smart home technology, and in-person agent showings. We own internal brokerages to serve each state in which we operate and primarily utilize in-market leasing agents who work with us to lease our homes. In some markets, we also utilize a network of local real estate agents to show homes to prospective residents and offer those agents limited co-broker fees.
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
Our disciplined investment strategy and local, in-market approach have given us scale and density of homes in desirable neighborhoods, enabling us to execute cost-effective advertising, targeting potential residents whose online behaviors indicate interest in these neighborhoods. We believe this increases our likelihood of capturing and retaining residents, enhancing our opportunity to develop and market other programs and services.
Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, contests, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, incentivize them to pay their rent online, offer “Lease Friendly” “Make It Home” design tips and contests, and hold an annual Resident Appreciation Day. Resident engagement and social following continue to grow, and we receive positive feedback from residents, who specifically mention our approachable lifestyle and home maintenance content that helps them make a house a home.
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

We typically utilize our in-house maintenance personnel in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, heating, ventilation, and air conditioning (“HVAC”) systems, plumbing, and electrical work to vetted, pre-approved third party vendor partners. We strive to maximize the number of maintenance calls that are addressed by our in-house maintenance technicians. In cases where we outsource more complex or extensive repairs, our in-house maintenance personnel provide oversight to ensure quality control and cost effectiveness. In addition, our in-house maintenance personnel conduct periodic visits to our properties to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, conduct preventative maintenance, and ensure compliance with lease terms, local laws, and HOA rules and regulations. We have temporarily paused a portion of these visits due to the ongoing pandemic.
ProCare service, our property management service platform, includes several touchpoints over the term of a resident’s lease designed to enhance their satisfaction with our service model, improve the efficiency of our service, and ensure that each resident is properly educated regarding the home and their responsibilities. When a new resident moves into one of our homes, our in-house personnel conduct a resident orientation (sometimes virtual due to the ongoing pandemic), during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation, and inform the resident that we will be conducting a post move-in maintenance visit. Following the move-in orientation, each resident is encouraged to keep a record of any non-emergency service items noted after moving into the home. At the time of the post move-in maintenance visit approximately 45 days after move-in (sometimes virtual due to the ongoing pandemic), our in-house property maintenance personnel will address any non-emergency service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance personnel. Finally, the post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
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
Regardless of the purpose or timing of the visit, our in-house property maintenance personnel are required to conduct a general property condition assessment (“GPCA”) every time they visit one of our homes. The GPCA requires our in-house property maintenance personnel to assess and document interior and exterior conditions, whether the resident is adhering to the terms of their lease, as well as any potential safety hazards or potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed. If a deficiency is identified by our in-house property maintenance personnel we endeavor to take prompt action to correct it.
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
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives. We believe we have a proven ability to optimize sales prices while reducing both time to sale and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS. We believe the significant local density of our portfolio, which averages approximately 5,000 homes per market as of December 31, 2020, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Environmental, Social, and Governance Initiatives
At Invitation Homes, we are committed to creating an exceptional leasing experience for our residents and leading the single-family industry by example. As the nation’s premier home leasing company, we have an opportunity to make a profound impact by offering quality homes where our residents can feel safe and careers where our associates can thrive. Our mission, vision, and values define our daily actions in delivering on our pledge to be a responsible corporate citizen. Our mission statement “Together with you, we make a house a home” reflects our commitment to a resident-centric business philosophy. It is important that each day, we live out our values of Unshakeable Integrity, Genuine Care, Continuous Excellence, and Standout Citizenship as we strive to benefit our residents, our associates, our communities, and our shareholders while at the same time advancing efforts that make us more innovative and our processes more sustainable.
We believe that integrating environmental, social, and governance initiatives into our strategic business objectives is critical to our long-term success. In the fourth quarter of 2020, we launched a formal Environmental, Social, and Governance (“ESG”) materiality assessment to identify opportunities for us to make the biggest impact in the areas that our stakeholders prioritize. In order to ensure consistent attention and focus on ESG matters, we have created a dedicated, cross-functional ESG task force of associates led by executive management. As a part of their role as stewards of our company’s long-term performance, our Board of Directors plays a critical role in understanding how ESG issues affect our business strategy and performance and provides oversight with respect to our ESG initiatives and policies. This responsibility is assigned to the Nominating and Corporate Governance Committee of the Board of Directors. The Nominating and Corporate Governance Committee works closely with management and regularly meets with and reports to the Board of Directors on our ESG strategy, initiatives, and policies. We also believe in the value of feedback, and we hold ourselves accountable. To that end, we participate in the GRESB Real Estate Assessment for a third-party evaluation of our ESG performance, and have linked this performance to the pricing of our revolving credit facility, whereby improvements in our GRESB score over time can benefit our borrowing costs under the facility. Through our integrated and ongoing approach to sustainability and corporate responsibility, we seek to drive positive change and create value for our stakeholders.
Sustainability and corporate social responsibility are vitally important to who we are as a company. Our guiding social responsibility, business, and workplace policies apply to our directors, officers, associates, and vendors, and they are posted on our website. These policies apply to all activities undertaken by or on behalf of Invitation Homes anywhere we operate. Among other things, these policies encompass areas of community and associate engagement, diversity and inclusion, human rights, corporate governance and ethics, and environmental initiatives that reflect existing and emerging standards of corporate social responsibility.

Environmental Stewardship
Protecting the environment is critically important to us, and our corporate responsibility initiatives help limit the company’s carbon footprint and the environmental impact of our homes. We take our responsibility around carbon emissions very seriously, and we continue to look for ways to lower the level of emissions from our homes.
While our residents are responsible for utilities that control energy and water usage, we take a proactive approach to improving the environmental footprint of our portfolio by, among other things:
•using energy-efficient ENERGY STAR® certified appliances when feasible;
•utilizing Smart Home technology to help residents manage their homes and reduce their energy bills;
•installing low-flow plumbing fixtures and greater efficiency HVAC units;
•installing water-saving landscape designs in arid locations;
•educating residents about energy-efficient practices;
•maintaining stocked vehicles to reduce trips to hardware stores and eliminate unnecessary travel;
•reducing drive times for our repair technicians by optimizing routes and triaging maintenance issues; and
•launching an HVAC air filter home delivery program for our residents, which may prolong the life of our HVAC systems, may reduce expenses associated with repairs, may minimize downtime associated with system failure, and may provide better air quality in the home.
As the climate continues to change, and with a portfolio located in a variety of United States markets that include coastal areas, we recognize the increased likelihood of acute weather events and other climate-related impacts to our business, operations, and homes. We take a proactive approach to protect our properties against potential risks related to climate change and business interruptions, and we recognize that we must continue to adapt our policies, objectives, and processes to improve the resiliency of our physical properties and our business.
Social Responsibility
Residents
Our success is fueled by the growing demand for high-quality, single-family homes for lease. Many things contribute to an exceptional experience for our residents – the speed and effectiveness of our service, the quality of our portfolio through our ongoing commitment to maintaining our homes, the Genuine Care we provide in each interaction, and much more. By offering quality homes in attractive neighborhoods, we believe we give residents the choice to lease a home in a community that may not have otherwise been attainable. We strive to provide our residents with a worry-free leasing lifestyle through service that includes welcoming them with an in-person home orientation at move-in, making their lives easier with our Smart Home technology offering, and providing 24/7 maintenance combined with our best-in-class ProCare property management service platform. ProCare is an innovative platform designed to provide regular opportunities for us to inspect our assets, proactively address issues, and ensure each home continues to meet our standards.
With the safety and well-being of our residents and associates being our highest priority during the ongoing COVID-19 pandemic, we continue to follow protocols that enable teams to safely provide outstanding service to residents. These protocols include: implementing a safety training program and providing personal protective equipment for all associates; adhering to strict safety protocols for maintenance service trips; leveraging self-show and virtual-tour technology; and offering virtual options for resident move-in orientations and pre-move-out visits.
Additionally, while the COVID-19 outbreak has required us to modify our property improvement and maintenance procedures to accommodate resident safety preferences, as a currently designated “essential business” we are completing all maintenance work orders unless a resident reports symptoms of or exposure to COVID-19.

In March 2020, to act on our core values of Genuine Care and Standout Citizenship, we began to offer solutions for residents experiencing financial hardship when requested, including the ongoing creation of payment plans, without late fees, for residents requiring flexibility to meet rental obligations over time. Additionally, we continue to adhere to federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate.
We also believe it is important to listen to our residents, and we take their feedback to heart on our quest to continuously enhance the Genuine Care we provide. We survey residents at each key step in their journey with Invitation Homes, such as at move-in and move-out, and after every in-person interaction they have with an Invitation Homes associate or vendor. We use this feedback to hold ourselves accountable, with all of our associates having a portion of their compensation tied directly to resident satisfaction survey scores. We also use feedback from surveys and focus groups to help inform new service offerings and enhancements we make to the resident experience. In addition to our website and resident surveys, we engage with our residents through monthly resident newsletters, blog posts, and social media campaigns and contests.
Human Capital
As of December 31, 2020, we had 1,149 dedicated full-time personnel, which we supplement with temporary and contract resources. None of our personnel are covered by a collective bargaining agreement.
Associates are the backbone of our company. Nothing happens without the day-to-day dedication of our invaluable associates. Whether they are a front-line brand ambassador who represents us each and every day with our residents, or a back-of-the-house support team member who ensures we continue to move forward, our associates are our greatest asset. From our focus on associates’ wellbeing, health, and safety to our support for a diverse and inclusive culture, we treat each other fairly and act with honesty, integrity, and respect.
We passionately believe that diverse and inclusive companies make for more innovative, engaged, and happy teams. Our organization celebrates diversity and cultivates a culture of inclusion. In 2020, we launched a purposeful diversity and inclusion (“D&I”) journey pursuant to which we hired a D&I leader and executed a campaign in which our associates were educated on our commitment to D&I.
As of December 2020, over 40% of our associates are female and over 42% of our associates are people of color. We currently have one active Employee Resource Group (“ERG”), Together With Women. In 2021, we will expand our footprint with the launch of multiple ERGs and a continued focus on ensuring significant and meaningful progress against our key D&I metrics. Our D&I stance contributes to our overall business strategy and serves as a catalyst for retaining our associates, recruiting diverse talent, and building beneficial business relationships with key stakeholders. This business imperative will help us increase our diverse workforce, retain and upskill our talent, and enhance our company’s culture. In turn, this will progress our standing as an employer of choice and the nation’s premier home leasing company.
We value continuous dialogue with our associates. In May 2020, we launched a new monthly associate survey tool, called “Our Family. Your Voice,” which replaced a previously used annual survey. In less than eight months’ time, the survey has received more than 94% participation and has provided us with manager-level actionable feedback on several key engagement dimensions. We believe that high monthly participation rates are a strong indication of high engagement and recognition that responses will lead to meaningful action.
We recognize the value of providing regular development opportunities for our associates and help them advance their skills and knowledge. In addition to our annual compliance training campaigns, we offer more than 3,000 online learning and development videos designed to help associates build their skills.
We are committed to accelerating the development of our leaders. In 2020, we created and launched a formal leadership program called “Leadership Essentials” that marks the beginning of our journey to build capable and confident leaders that can lead and inspire a diverse workforce in an ever-changing environment. As part of Leadership Essentials training and our commitment to D&I, we included both D&I and Awareness of Unconscious Bias training for our leaders.
We take considerable steps to ensure the health, safety, and well-being of our associates. We continue to evolve our health and safety processes to help significantly reduce on-the-job injuries and review and monitor our performance monthly. Our goal is to reduce Occupational Safety and Health Administration recordable incidents every year; and over the past three years, our workplace safety programs have successfully reduced annual on-the-job injuries from 79 to 40, or 49.4%. One of our significant programs in 2020 was to provide “Driving Safety” training for our fleet drivers covering topics like defensive driving techniques and vehicle condition and safety features. Additionally, in response to the COVID-19 pandemic, we established a task force that crafted a “Safe Work Playbook” and “Interim Policy Guide,” outlining a consistent way for each of our offices to return to work safely when it is appropriate to do so. We also created formal training for both our field-based and office-based associates to educate and train on these new safety practices and protocols. The majority of our office-based associates continue to work from home and will do so until we determine it is in our and their best interests to fully return to our offices.
We believe it is critically important to maintain a corporate culture that demands integrity and reflects ethical values. Everyone who works at or with Invitation Homes should feel confident about our high ethical standards, our honesty, and our integrity. We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our directors, officers, and associates. The Code of Conduct helps guide us as we collaborate to accomplish our goals together, while holding ourselves individually responsible for our work and accountable for our actions. Our Vendor Code of Conduct is an extension of our values to our vendors and serves to highlight our commitment to ethical business practices and regulatory compliance.
Communities
Being a good neighbor is critical in the communities where we do business. This includes volunteering in our local communities and contributing dollars to non-profit organizations doing good in our markets. It also involves the full economic impact of our business on the community, through home renovations completed by local vendors, real estate taxes, HOA fees and dues, and locally purchased goods and services. We recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. We invest in upfront renovations of our homes and maintain them to high standards through timely maintenance services. As of December 31, 2020, we and our predecessors have invested approximately $2.4 billion in the upfront renovation of homes in our portfolio. We invested approximately $39,000 per home for upfront renovations completed during the year ended December 31, 2020. Further, we maintain our homes to high standards through timely maintenance services as well as through our proprietary ProCare service. We believe that these investments benefit our communities by creating jobs, enhancing neighborhood appearance and livability, and improving the overall quality of life for our residents and their neighbors. In addition, we believe such investments improve our relationships with local communities and HOAs and enhance our brand recognition and loyalty.
We believe our values of Genuine Care and Standout Citizenship should extend beyond the walls of our offices and drive our desire to be a good neighbor in each of our communities. While we have a company-wide community impact mantra of “Go Do Good,” much of our community engagement is locally driven. We believe in empowering our associates to make an impact in the communities where they work and reside by partnering with local organizations to provide support to those in need. In addition, each year Invitation Homes associates receive 20 hours of paid time to volunteer in their communities and help their local neighbors. During 2020, many of our nonprofit partners and local organizations offered virtual volunteer experiences that provided safe social distancing options while still enabling us to make an impact, including card and gift showers for the residents and staff of senior living residences and homebound elderly citizens, mentoring and reading, delivering food to veterans and elderly citizens, contributing food and school supplies, collecting and delivering toys, cleaning beaches, and providing other needed support in their communities. We also offer an annual “There’s No Place Like Home” scholarship contest, awarding scholarships for higher learning to residents, associates, and community members.
The COVID-19 pandemic has changed the lives of our associates, our residents, and our communities. We are proud of how our team has responded, showing resilience, innovating in real time, and demonstrating the tremendous value of our resident-centric business philosophy and commitment to community.
Governance and Ethical Business Practices
We take very seriously the responsibility that individuals and organizations have chosen to invest in our company, and we strive every day to ensure that our actions result in value for these investors. We believe that ethical business practices and sound governance promote the long-term interests of our shareholders, strengthen Board of Directors and management accountability, and improve our standing as a trusted member of the communities we serve. We are committed to the principles of good corporate governance and have implemented internal policies and procedures to ensure that our governance practices are best in class and align our interests with those of our shareholders.

We believe it is critically important to maintain a corporate culture that demands integrity and reflects our ethical values. We are committed to operating at the highest ethical level and serving as a responsible fiduciary for our shareholders. Everyone who works at or with Invitation Homes should feel confident about our high ethical standards, our honesty, and our integrity. Our daily decisions are driven by our Code of Conduct posted on our website, which demonstrates our commitment to be a responsible corporate citizen and a good business partner. The Code of Conduct is supported by associate conduct policies and programs and reinforced through regular associate training. We have zero tolerance in relation to illegal or unethical conduct, and this is articulated in our relevant policies, including policies on conflicts of interest, gifts and entertainment, fraud, sanctions, outside activities, political contributions, and bribery and corruption.
Our confidential compliance hotline is a critical part of our ethics and compliance program. The hotline is available 24 hours a day, 365 days a year and is operated by a third-party compliance management provider, enabling automated and anonymous reporting. We have implemented a “whistleblower” policy that allows our associates to file reports regarding any impropriety on a confidential and anonymous basis and establishes comprehensive procedures for the receipt, retention, investigation, and treatment of reports. The reports are reviewed with our Audit Committee at meetings throughout the year. Neither our company, nor any director, officer, employee, contractor, subcontractor, or agent of the company will, directly or indirectly, discharge, demote, suspend, threaten, harass, or in any manner discriminate or retaliate against any person who, in good faith, makes a report or assists in investigating a report.
Risk Management
Our board of directors and management believe that effective risk management involves our entire corporate governance framework. Both the board and management have key responsibilities in managing risk throughout the Company. Our board of directors provides overall risk oversight, both directly and through its committees, to identify and assess the major risks our Company faces, and the policies and procedures for monitoring and controlling such risks.
We face various forms of risk in our business ranging from broad economic, including those relating to the ongoing impact of the COVID-19 pandemic, housing market, and interest rate risks, to more specific factors, such as credit risk related to our residents, re-leasing of properties, and competition for properties. One of the most significant risks and uncertainties to our financial condition and results of operations is the potential adverse effect of the ongoing COVID-19 pandemic. We believe that the systems and processes developed by our experienced executive team, with the strategic counsel and stewardship of our board of directors, allow us to effectively monitor, manage, and ultimately mitigate these risks. We have created an internal task force to closely monitor the progression of COVID-19 and related developments. This team, led by our senior management, follows the guidance of local, state, and national officials, as well as the Centers for Disease Control and Prevention and the World Health Organization as the COVID-19 pandemic continues to evolve, and the task force provides regular updates to our board of directors. We have implemented a host of measures in response to the pandemic, including modifying the workplace and adopting new business practices to align with health protocols and changing operational realities. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — COVID-19.” As the COVID-19 pandemic continues to disrupt business activity, our board of directors plays a critical role by guiding and supporting management as they adapt our operations in response to the pandemic and ensuring that the Company positions itself to emerge from the crisis stronger and more resilient. Further, we seek to maximize revenue collections through our robust, standardized resident screening process (which includes credit checks, evaluations of household income, and criminal background checks), as well as by utilizing Automated Clearing House, which includes an auto-pay feature, to facilitate the collection of a majority of our rental payments. In addition, we track resident delinquency on a daily basis and assess any late fees promptly in accordance with the terms of our lease (typically between the third and fifth calendar day of the month).
Our operations are also highly dependent upon information systems that support our business processes. Cyber intrusions could seriously compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. In the face of ever-changing and increasing cyber threats, our board of directors is well-positioned to guide management in the development of an effective cybersecurity risk program for our Company. The board or its Audit Committee typically meets no less often than semi-annually with senior information technology personnel to discuss recent trends in cyber risks and reviews our strategy to defend our business systems and information against cyber attacks.

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
Systems and Technology
Effective systems and technology are essential components of our business. We have made significant investments in our lease management, construction management, property and corporate accounting, and asset management systems. These systems have been designed to be scalable to accommodate continued growth in our portfolio of single-family homes for lease. Our website is fully integrated into our resident accounting and leasing system. From our website, which is accessible from mobile devices, prospective residents can browse homes available for lease, take virtual tours, request additional information, and apply to lease a specific home. Through online resident portals and native mobile applications, existing residents can set up automatic payments and request maintenance service. Our system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and paying property-level expenses. The system also interfaces with our third party resident screening vendor partner to expedite evaluations of prospective residents’ rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine results and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.
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
Under the provisions of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes NOI as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on growing accretively in high-growth locations where we have greater scale and density.

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
We maintain an internet site at IR.InvitationHomes.com, where we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K. We use our website IR.InvitationHomes.com as a channel of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at IR.InvitationHomes.com. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Invitation Homes when you enroll your email address by visiting the Email Notification section at IR.InvitationHomes.com under the Investor Resources tab. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

ITEM 1A. RISK FACTORS
The risk factors noted in this section and other factors noted throughout this Annual Report on Form 10-K, describe certain risks and uncertainties that could cause our actual results to differ materially from those contained in any forward-looking statement and should be considered carefully in evaluating our company and our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Moreover, many risk factors set forth in this Annual Report on Form 10-K have been heightened as a result of the impact of the COVID-19 pandemic.
Risks Related to Our Business and Industry
Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.
Pandemics, such as the current COVID-19 pandemic, and outbreaks of infectious disease may adversely impact our business, results of operations, financial condition, and cash flows. The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the Federal government as well as certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. The COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, are interfering with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all.

In addition, entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they are likely to continue to result in loss of rental income and other property income. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire.
Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding (in the case of our Revolving Facility (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”)) at ordinary levels of performance relative to the conduct of our business.
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
A significant outbreak of infectious disease in the human population or pandemic may result, and the COVID-19 pandemic has resulted, in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition.
The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate our business and on our financial condition, results of operations and cash flows due to, among other factors:
•demand for single-family rental properties decreasing substantially and/or occupancy decreasing materially;
•inability of our residents to meet their lease obligations has reduced and may continue to reduce our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. For example, our securitized financings require that monthly cash collections from their respective property collateral pools be controlled by the servicer until monthly debt service payments and property management fees are paid and escrow reserves are funded. So long as we remain in compliance with certain covenants contained in the underlying loan agreements, after such monthly payments are made the servicer releases all residual net cash flow to us. This residual net cash flow represents a material portion of our cash flows. If the property collateral pools experience higher rates of resident defaults or delinquencies, these covenants may not be achieved. This would result in the servicer holding all residual net cash flow from any collateral pool that does not meet the covenant requirements, net of a monthly funding to us for budgeted operating expenses, in blocked collateral accounts for the benefit of the securitized lender rather than being made available to us. Our lack of access to the net cash flow from securitized collateral pools could have a material adverse effect on our business, results of operations and financial condition;
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

•the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Credit Facility (see definition in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”) and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility or to exercise extension options on our mortgage loans and our Credit Facility;
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
The extent to which the COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability of an effective vaccine and therapeutic drugs and the effectiveness of the distribution of any such vaccines and therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others.
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
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, in many cases heightened as a result of the impact of the COVID-19 pandemic (see “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic”), many of which are beyond our control, including, without limitation:
•changes in national, regional, or local economic, demographic, or real estate market conditions;
•changes in job markets and employment levels on a national, regional, and local basis;
•declines in the value of residential real estate;
•overall conditions in the housing market, including:
•macroeconomic shifts in demand for rental homes;
•inability to lease or re-lease homes to residents on a timely basis, on attractive terms or at all;
•failure of residents to pay rent when due or otherwise perform their lease obligations;
•unanticipated repairs, capital expenditures, weather related damages, or other costs;
•uninsured damages; and
•increases in property taxes, HOA fees, and insurance costs;
•level of competition for suitable rental homes;
•terms and conditions of purchase contracts;
•costs and time period required to convert acquisitions to rental homes;
•changes in interest rates and availability of financing that may render the acquisition of any homes difficult or unattractive;

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
•the impact of potential reforms relating to government-sponsored enterprises involved in the home finance and mortgage markets;
•rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or deter the purchase of single-family properties by entities owned or controlled by institutional investors;
•disputes and potential negative publicity in connection with eviction proceedings;
•construction of new supply;
•costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold;
•fraud by borrowers, originators, and/or sellers of mortgage loans;
•undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations;
•casualty or condemnation losses;
•the geographic mix of our properties;
•the cost, quality, and condition of the properties we are able to acquire; and
•our ability to provide adequate management, maintenance, and insurance.
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
We have a limited operating history. As a result, an investment in our common stock may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and you could lose all or a portion of the value of your ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:
•our ability to effectively manage renovation, maintenance, marketing, and other operating costs for our properties;

•economic conditions in our markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;
•our ability to maintain high occupancy rates and target rent levels;
•the availability of, and our ability to identify, attractive acquisition opportunities consistent with our investment strategy;
•our ability to compete with other investors entering the single-family rental industry;
•costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, property taxes, HOA fees, and insurance;
•judicial and regulatory developments affecting landlord-tenant relations that may affect or delay our ability to dispossess or evict occupants or increase rental rates;
•reversal of population, employment, or homeownership trends in our markets; and
•interest rate levels and volatility, which may affect the accessibility of short-term and long-term financing on desirable terms.
In addition, we face significant competition in acquiring attractive properties on advantageous terms, and the value of the properties that we acquire may decline substantially after we purchase them.
We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of over 80,000 homes as of December 31, 2020. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:
•stabilize and manage an increasing number of properties and resident relationships across our geographically dispersed portfolio while maintaining a high level of resident satisfaction and building and enhancing our brand;
•identify and supervise a number of suitable third parties on which we rely to provide certain services outside of property management to our properties;
•attract, integrate, and retain new management and operations personnel; and
•continue to improve our operational and financial controls and reporting procedures and systems.
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
We recorded consolidated net losses for the year ended December 31, 2018. These net losses were inclusive in each period of significant non-cash charges, consisting primarily of depreciation and amortization expense. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may record net losses in future periods.
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
Our investments in real estate assets are and will continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results. The COVID-19 pandemic, or a future pandemic, could also result in demand for single-family rental properties decreasing substantially and/or occupancy decreasing materially. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. Additionally, a significant outbreak of infectious disease in the human population or pandemic may result, and the COVID-19 pandemic has resulted, in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.” We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If the recent economic downturn in these markets returns or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.
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
Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, certificates of occupancy, and poor workmanship. Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding at ordinary levels of performance relative to the conduct of our business. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.” If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.
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
We intend to continue to acquire properties from time to time consistent with our investment strategy, even if the rental and housing markets are not as favorable as they have been in the recent past. Future acquisitions of properties may be more costly than those we have acquired previously. The following factors, among others, may make acquisitions more expensive:
•improvements in the overall economy and employment levels;
•greater availability of consumer credit;
•improvements in the pricing and terms of mortgages;
•the emergence of increased competition for single-family properties from private investors and entities with similar investment objectives to ours; and
•tax or other government incentives that encourage homeownership.
Additionally, a general decline in business activity and demand for real estate transactions, resulting from COVID-19 pandemic, could adversely affect our ability to acquire or dispose of single-family homes on terms that are attractive or at all. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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

For example, in 2019, the state of California passed the Tenant Protection Act of 2019, a rent control law which limits our ability to increase rental rates for existing residents and put into place protections for the terminations of tenancies. We believe this law negatively affects our rental income from certain of the 12,198 homes we own in California as of December 31, 2020.
The COVID-19 pandemic in the United States has led entities directed by, or notionally affiliated with, the Federal government as well as certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. Entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they are likely to continue to result in loss of rental income and other property income. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
We are subject to a variety of laws and regulations that involve matters such as: privacy; data protection; personal information; rights of publicity; content; marketing; distribution; data security; data retention and deletion; electronic contracts and other communications; consumer protection; and online payment services. These laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently. Additionally, as we depend on third parties for key services (see “— Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform”), we rely on such third party service providers’

compliance with laws and regulations regarding privacy, data protection, consumer protection, and other matters relating to our customers.
There are a number of legislative proposals at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various federal and state privacy and data security laws, such as the California Consumer Privacy Act and Nevada Privacy Law, or other regulatory standards create data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
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
We have entered into a multi-year contract with a third party vendor to provide certain services for our properties. Because of the large volume of services under this contract, only a limited number of companies are capable of servicing our needs on this scale. Accordingly, the inability or unwillingness of this vendor to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.
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

Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our associates, suppliers, and other business partners to carry out their assigned tasks or supply materials, services, or funding at ordinary levels of performance relative to the conduct of our business. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
The COVID-19 pandemic, or a future pandemic, could negatively affect the ability of our residents to meet their lease obligations resulting in an increased number of residents not renewing their leases. We may not be able to promptly re-lease properties that are vacant or become vacant because residents decide not to renew their leases or for other reasons, and the rental rates or other terms under new leases may be less favorable than the terms of the current leases. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance, and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them. Additionally, the COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, are interfering with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. Furthermore, entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
The success of our business model depends, in part, on conditions in the single-family rental market in which we operate. A significant outbreak of infectious disease in the human population or pandemic may result, and the COVID-19 pandemic has resulted, in a widespread health crisis adversely affecting the economies and financial markets of many countries, resulting in an economic downturn that could negatively affect our business, results of operations, and financial condition. One of the direct impacts on our results of operations and key operating metrics is a decrease in gross rental revenues and other property income (before concessions and bad debt) due to the restrictions on rent increases imposed in certain jurisdictions in response to the COVID-19 pandemic. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effect on demand for single-family rental properties and/or occupancy levels. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.” Our investment strategy is based on assumptions about occupancy levels, rental rates, interest rates, and other factors; and if those assumptions prove to be inaccurate, our cash flows and profitability may be reduced. Multiple economic and demographic factors may contribute to increases or decreases in homeownership rates resulting in fluctuating rental rates and average occupancy levels. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets and convert them to productive uses, the supply of single-family rental properties will decrease, which may increase competition for residents, limit our strategic opportunities, and increase the cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.

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
The COVID-19 pandemic, or a future pandemic, could also lead to a general decline in business activity and demand for real estate transactions could adversely affect the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information, and personally identifiable information of our prospective and current residents, employees, and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. Business continuity and disaster recovery issues which may result from the current COVID-19 pandemic or any future pandemic could materially interrupt our business operations. In accordance with phased re-opening guidelines and the ongoing spread of COVID-19 cases in certain states where we operate, the majority of our associates based at our headquarters and local offices continue working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
When we have geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in California) or destructive weather event (such as a hurricane) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next. We have in the past and may in the future incur losses arising from natural disasters or severe weather. For example, uninsured losses and damages related to Hurricanes Irma and Harvey totaled $8.0 million for the year ended December 31, 2018.
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
Our ability to sell our properties may also be limited by our need to avoid the 100% prohibited transactions tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. For example, we may be required to hold our properties for a minimum period of time and comply with certain other requirements in the Internal Revenue Code of 1986, as amended (the “Code”), or dispose of our properties through a taxable REIT subsidiary (“TRS”), in which case we will incur corporate level tax on any net gains from such dispositions. The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to sell our properties. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
We are subject to increasing scrutiny from investors with respect to the social and environmental impact of our business, which may adversely impact our business and ability to raise capital from such investors.
In recent years, certain investors have placed increasing importance on the implications of our business with respect to ESG matters. Investors’ increased focus and activism related to ESG and similar matters may constrain our business operations. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.
Risks Related to Our Indebtedness
Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of any refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; (6) the risk that necessary capital expenditures cannot be financed on favorable terms; and (7) the value of the collateral securing our indebtedness may fluctuate and fall below the amount of indebtedness it secures. If the income from a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations. The COVID-19 pandemic, or a future pandemic, could have material and adverse effect on our residents’ ability to meet their lease obligations thereby reducing our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2020, we had approximately $8,080.5 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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
Our access to additional third party sources of financing will depend, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•with respect to acquisition financing, the market’s perception of the value of the homes to be acquired;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and cash distributions; and
•the market price of our common stock.
Potential lenders may be unwilling or unable to provide us with financing that is attractive to us or may charge us prohibitively high fees in order to obtain financing. Consequently, there is uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all. The COVID-19 pandemic, or a future pandemic, could result in difficulty accessing debt and equity capital on attractive terms, or at all, have material and adverse impacts to our credit ratings, and lead to a severe disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions, which may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

Secured indebtedness exposes us to the possibility of foreclosure on our ownership interests in our rental homes.
Incurring secured mortgage indebtedness increases our risk of loss of our ownership interests in our rental homes because defaults thereunder, and/or the inability to refinance such indebtedness, may result in foreclosure action initiated by lenders. For tax purposes, a foreclosure of any of our rental homes would be treated as a sale of the home for a purchase price equal to the outstanding balance of the indebtedness secured by such rental home. If the outstanding balance of the indebtedness secured by such rental home exceeds our tax basis in the rental home, we would recognize taxable income on foreclosure without receiving any cash proceeds.
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
The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Credit Facility and other debt agreements and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility or to exercise extension options on our mortgage loans and our Credit Facility. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
Borrowings under our debt instruments totaling $6,337.3 million as of December 31, 2020 bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information), each 100 bps increase or decrease on our floating rate indebtedness would result in an estimated increase of $5.7 million or $15.8 million, respectively, in annual interest expense. A 100 bps decrease in the London Interbank Offered Rate (“LIBOR”) results in a negative LIBOR rate and additional interest expense for us. Our variable rate loan agreements contain LIBOR floors, and there is no reciprocal feature in our interest rate swap agreements.
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

Expected phasing out of LIBOR may adversely affect the capital markets and our ability to raise capital. When LIBOR is discontinued, our variable rate debt agreements and financial instruments may be calculated using another base rate.
On November 30, 2020, the Financial Conduct Authority of the United Kingdom (the “FCA”), which has statutory powers to require panel banks to contribute to LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. As of December 31, 2020, we had $6,337.3 million of variable rate debt outstanding that references one month LIBOR as the benchmark rate to determine the applicable interest rate or payment amount and for which maturities extend past 2021 (assuming all extensions are exercised). If LIBOR is discontinued after 2021 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount, depending on the terms of the agreement, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models. This could result in different financial performance for previously recorded transactions and may impact our existing transaction data, operations, and pricing processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest expense. LIBOR may perform differently during the phase-out period than in the past which could result in an adverse impact on the market for or value of any LIBOR-based securities, loans, derivatives, and other financial obligations or extensions of credit held by us and on our overall financial condition or results of operations. Additionally, debt holders or governing bodies may decide to transition to a successor rate prior to the expected LIBOR phase-out date.
Risks Related to Our Organization, Structure, and Ownership of Our Common Stock
Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of directors or stockholders to approve proposals to acquire our company or effect a change in control.
Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide our stockholders with the opportunity to realize a premium over the then-prevailing market price of their shares of common stock, including:
•“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares of stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock; and
•“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers, or by our employees who are also directors of our company.
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
Our charter eliminates the liability of our directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law and our charter, our directors and officers do not have any liability to us or our stockholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property, or services; or
•active and deliberate dishonesty by the director or officer that was established by a final judgment and is material to the cause of action adjudicated.
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
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, each of our non-employee directors, and any of their affiliates, may:
•acquire, hold, and dispose of interests in us and/or our subsidiaries, including shares of our stock or common units of partnership interest in INVH LP for his, her or its own account or for the account of others, and exercise all of the rights of a stockholder of Invitation Homes Inc., or a limited partner of INVH LP, to the same extent and in the same manner as if he, she, or it were not our director or stockholder; and
•in his, her, or its personal capacity or in his, her, or its capacity, as applicable, as a director, officer, trustee, stockholder, partner, member, equity owner, manager, advisor, or employee of any other person, have business interests and engage, directly or indirectly, in business activities that are similar to ours or compete with us, that involve a business opportunity that we could seize and develop or that include the acquisition, syndication, holding, management, development, operation, or disposition of interests in mortgages, real property or persons engaged in the real estate business.
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
We expect to continue to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to United States federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income;
•we could be subject to increased state and local taxes; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
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
The maximum tax rate applicable to qualified dividend income payable by non-REIT C corporations to certain non-corporate United States stockholders is currently 23.8% (taking into account the 3.8% Medicare tax applicable to net investment income). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Effective for taxable years beginning after December 31, 2017, and before January 1, 2026, those non-corporate United States stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those United States stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 23.8% tax rate on qualified dividend income paid by non-REIT C corporations. Although the legislation benefits the taxation of REITs and dividends payable by REITs, the more favorable rates applicable to non-REIT corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “INVH.”
Holders
As of February 15, 2021, there were 54 holders of record of 567,220,432 shares of common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2020 and 2019, dividends per share held for the entire year were estimated to be taxable as follows:

	2020		2019
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income	$0.43	71.8%	$0.23	45.4%
Capital gains	0.12	20.7%	0.22	42.7%
Qualified dividends	0.01	0.9%	0.01	0.5%
Unrecaptured Section 1250 gain	0.04	6.6%	0.06	11.4%
Return of capital	—	—%	—	—%
Total	$0.60	100.0%	$0.52	100.0%

(1)Amounts are displayed in actual dollars per share.

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

Comparison of Cumulative Total Returns
200
150
100
Index Value
02/01/17
12/31/17
12/31/18
12/31/19
12/31/20
Invitation Homes Inc.
S&P 500 Index
MSCI US REIT Index

	Cumulative Total Returns as of
	February 1, 2017	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Invitation Homes Inc.	$100.00	$119.02	$103.43	$157.50	$159.38
S&P 500 Index	100.00	119.50	114.26	150.24	177.88
MSCI US REIT Index	100.00	106.43	101.56	127.80	118.12
Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with Part I. Item 1. “Business” and the consolidated financial statements, including the notes thereto, that are included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements based upon our current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I. Item 1A. “Risk Factors,” “Forward-Looking Statements,” or in other parts of this report
For similar operating and financial data and discussion of our year ended December 31, 2019 results compared to our year ended December 31, 2018 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form10 K which was filed with the SEC on February 19, 2020 (the “2019 10-K”). The sections entitled “Result of Operations — Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” and “Cash Flows — Year Ended December 31, 2019 Compared to Year Ended December 31, 2018” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our 2019 10-K are incorporated herein by reference.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of December 31, 2020, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
We invest in markets that we expect will exhibit lower new supply, stronger job and household formation growth, and superior NOI growth relative to the broader United States housing and rental markets. Within our 16 markets, we target attractive neighborhoods in in-fill locations with multiple demand drivers, such as proximity to major employment centers, desirable schools, and transportation corridors. Our homes average approximately 1,870 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than the typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand. The in-fill locations and high quality of our homes and service further differentiate our resident experience, which we continue to refine.
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
Neither these procedural adjustments nor the overall impact of the COVID-19 pandemic created significant disruptions to our business model during the year ended December 31, 2020. However, the pandemic did impact our business, including operating, investment management, and capital markets activities as more fully described below.
Operations
The direct impacts on our results of operations and key operating metrics from the effects of the COVID-19 pandemic include, but are not limited to: (1) a decrease in gross rental revenues and other property income (before concessions and bad debt) due to jurisdictional restrictions on rent increases and late fees and/or forgiveness of late fees for residents who have requested leniency; (2) an increase in occupancy due to lower turnover partially driven by residents’ decisions not to relocate during the pandemic, strong demand for homes that become vacant, and the impact of eviction moratoriums; (3) an increase in uncollectible revenues (or decline in rent collections percentages) due to resident hardships and eviction moratoriums; and (4) a decrease in property operating and maintenance expenses for turnover costs (lower turnover rates) and property administrative fees (eviction moratoriums).
In March 2020, to act on our core values of "Genuine Care" and "Standout Citizenship," we began to offer solutions for residents experiencing financial hardship when requested, including the ongoing creation of payment plans, without late fees, for residents requiring flexibility to meet rental obligations over time. Additionally, we continue to adhere to federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate.
The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the Federal government as well as certain states and cities, including those in which we own properties and where our principal places of business are located, to impose and continue to implement measures intended to control the spread of COVID-19, including instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate. We depend on rental revenues and other property income from residents for substantially all of our revenues. Overall revenue collections as a percentage of monthly billings was 96% for the period from April 2020 through December 2020, compared to a historical average of 99%. While collection of revenues has remained near historical levels thus far through the pandemic, the COVID-19 outbreak, as well as continuing measures taken by governmental authorities and private actors to limit the spread of this virus or mitigate its impact, are interfering with the ability of some of our residents to meet their lease obligations and make their rent payments on time or at all. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. Such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic.
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

The majority of our office-based associates continue to work from home and will do so until we determine it is in our and their best interests to fully return to our offices. Additionally, changes to the working environment have not had a material effect on our internal controls over financial reporting since the pandemic began (see Part II. Item 9A. “Controls and Procedures” for additional information).
Investment Management
We continue to successfully source and effectuate compelling acquisition and disposition opportunities. Since the pandemic began, we have continued to sell homes identified for disposition. We are also now acquiring new homes at a pre-COVID-19 pace after pausing activity from mid-March through May and entered into a joint venture partnership with Rockpoint Group, L.L.C. (“Rockpoint”). Despite this recent activity, our ability to acquire or dispose of properties could be impaired by local rules and ordinances that could be put in place to mitigate the impact of the COVID-19 pandemic, and a general decline in economic and business activity could adversely affect the single-family residential housing market and our ability to acquire and dispose of homes.
Joint Venture with Rockpoint
On October 6, 2020, we entered into an agreement with Rockpoint to form a joint venture partnership to acquire single-family homes to operate as rental residences. The joint venture will be capitalized with a total equity commitment of $375.0 million, of which $75.0 million (20%) has been committed by us and $300.0 million (80%) has been committed by Rockpoint. A total of over $1.0 billion (including debt) is expected to be deployed by the joint venture to acquire and renovate single-family homes in attractive locations in markets within the Western United States, Southeast United States, Florida, and Texas, where we already own homes. The homes are expected to be of similarly high quality and similar characteristics to the homes in our existing portfolio.
We will provide asset and property management services to the joint venture, for which we will earn asset management and property management fees, and we have the opportunity to earn a promoted interest subject to certain performance thresholds.
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
Capital Markets and Financing
To date, our access to capital markets has not been significantly impacted by the COVID-19 pandemic. In June 2020, we successfully issued and sold 16.7 million shares of our common stock for net proceeds of $447.5 million to provide capital primarily for acquisition opportunities. We also entered into an amended and restated revolving credit and term loan agreement that provides $3,500.0 million of borrowing capacity and consists of a $1,000.0 million revolving facility and a $2,500.0 million term loan facility (see “ — Liquidity and Capital Resources” for additional information regarding the new credit facility, including significant changes in terms and provisions from our prior credit facility and a description of the use of proceeds). We continue to make scheduled debt service payments, including full repayment of the $270.0 million revolving credit facility balance that had been drawn in March and do not anticipate non-compliance with our key affirmative and negative debt covenants. As of December 31, 2020, we have $1,213.4 million in available liquidity through a combination of unrestricted cash and undrawn capacity on our revolving credit facility (see “ — Liquidity and Capital Resources” for additional information). That said, a severe disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis.

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
In addition to the foregoing uncertainties, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations, and cash flows due to numerous uncertainties regarding external factors. These uncertainties include the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability of an effective vaccine and therapeutic drugs and the effectiveness of the distribution of any such vaccines and therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others. For further information regarding the impact of COVID-19 on our Company, see Part I. Item 1A. “Risk Factors.”

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2020 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,951	97.3%	$2,524	$1.49	13.2%
Northern California	4,247	97.0%	2,203	1.42	6.4%
Seattle	3,669	95.5%	2,299	1.20	5.6%
Phoenix	8,172	95.8%	1,468	0.90	8.0%
Las Vegas	3,006	96.2%	1,697	0.85	3.5%
Denver	2,348	93.9%	2,098	1.16	3.3%
Western United States Subtotal	29,393	96.3%	2,045	1.19	40.0%

Florida:
South Florida	8,324	95.7%	2,227	1.19	12.5%
Tampa	8,192	96.3%	1,716	0.92	9.5%
Orlando	6,217	95.6%	1,720	0.93	7.1%
Jacksonville	1,868	96.9%	1,727	0.87	2.2%
Florida Subtotal	24,601	96.0%	1,893	1.01	31.3%

Southeast United States:
Atlanta	12,555	96.5%	1,561	0.76	13.1%
Carolinas	4,934	96.0%	1,629	0.76	5.2%
Southeast United States Subtotal	17,489	96.3%	1,579	0.76	18.3%

Texas:
Houston	2,155	95.1%	1,585	0.82	2.3%
Dallas	2,767	93.3%	1,835	0.88	3.0%
Texas Subtotal	4,922	94.2%	1,716	0.85	5.3%

Midwest United States:
Chicago	2,630	95.9%	2,009	1.24	3.5%
Minneapolis	1,126	97.1%	1,940	0.99	1.5%
Midwest United States Subtotal	3,756	96.3%	1,989	1.15	5.0%

Announced Market-in-Exit:
Nashville(5)	16	67.4%	2,135	0.81	0.1%

Total / Average	80,177	96.1%	$1,875	$1.01	100.0%
Same Store Total / Average	71,433	97.5%	$1,874	$1.00	91.1%

(1)As of December 31, 2020.
(2)Represents average occupancy for the year ended December 31, 2020.
(3)Represents average monthly rent for the year ended December 31, 2020.
(4)Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2020.
(5)In December 2019, we announced a plan to fully exit the Nashville market. As of December 31, 2020, we have 16 remaining homes in the market.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.3% of our rental revenues and other property income during the year ended December 31, 2020. We are actively monitoring the impact of the COVID-19 outbreak on market fundamentals and are quickly implementing changes in pricing as market fundamentals shift.
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
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; (iii) revenues from ancillary services such as smart homes and HVAC replacement filters; and (iv) various other fees, including late fees, lease termination fees, among others.
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
Property Management Expense
Property management expense represents personnel and other costs associated with the oversight and management of our portfolio of homes, including those within our unconsolidated joint ventures. All of our homes are managed through our internal property manager.
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day-to-day activities. General and administrative expense also includes merger and transaction-related expenses, among other things, that are of a non-recurring nature.
Share-Based Compensation Expense
All share-based compensation expense is recognized in our consolidated statements of operations as components of general and administrative expense and property management expense. We issue share-based awards to align the interests of our associates with those of our investors.
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
Impairment and Other
Impairment and other represents provisions for impairment when the carrying amount of our single-family residential properties is not recoverable and casualty (gains) losses, net of any insurance recoveries.
Unrealized Gains on Investments in Equity Securities
Unrealized gains on investments in equity securities includes gains resulting from mark to market adjustments made for our equity securities.
Other, net
Other, net includes interest income, asset and property management fee income, income (loss) from investments in unconsolidated joint ventures, and other miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.

Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth a comparison of the results of operations for the years ended December 31, 2020, and 2019:

	For the Years Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Rental revenues and other property income	$1,822,828	$1,764,685	$58,143	3.3%

Expenses:
Property operating and maintenance	680,543	669,987	10,556	1.6%
Property management expense	58,613	61,614	(3,001)	(4.9)%
General and administrative	63,305	74,274	(10,969)	(14.8)%
Interest expense	353,923	367,173	(13,250)	(3.6)%
Depreciation and amortization	552,530	533,719	18,811	3.5%
Impairment and other	696	18,743	(18,047)	(96.3)%
Total expenses	1,709,610	1,725,510	(15,900)	(0.9)%

Unrealized gains on investments in equity securities	29,723	6,480	23,243	358.7%
Other, net	(86)	5,120	(5,206)	(101.7)%
Gain on sale of property, net of tax	54,594	96,336	(41,742)	(43.3)%

Net income	$197,449	$147,111	$50,338	34.2%
Portfolio Information
As of December 31, 2020 and 2019, we owned 80,177 and 79,505 single-family rental homes, respectively, in our total portfolio. During the years ended December 31, 2020, and 2019, we acquired 2,252 and 2,153 homes, respectively, and sold 1,580 and 3,455 homes, respectively. During the years ended December 31, 2020, and 2019, we owned an average of 79,530 and 80,372 single-family rental homes, respectively.
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
As of December 31, 2020, our Same Store portfolio consisted of 71,433 single-family rental homes.
Rental Revenues and Other Property Income
For the years ended December 31, 2020, and 2019, total portfolio rental revenues and other property income totaled $1,822.8 million and $1,764.7 million, respectively, an increase of 3.3%, driven by an increase in average occupancy, average monthly rent per occupied home, and utilities reimbursements, partially offset by an increase in bad debt, reduced fee income, and a 842 home decrease between periods in the average number of homes owned.
Average occupancy for the years ended December 31, 2020, and 2019 for the total portfolio was 96.1% and 94.2%, respectively. Average monthly rent per occupied home for the total portfolio for the years ended December 31, 2020, and 2019 was $1,875 and $1,809, respectively, a 3.6% increase. For our Same Store portfolio, average occupancy was 97.5% and 96.2% for the years ended December 31, 2020, and 2019, respectively, and average monthly rent per occupied home for the years ended December 31, 2020, and 2019 was $1,874 and $1,810, respectively, a 3.5% increase.

The annual turnover rate for the Same Store portfolio for the years ended December 31, 2020, and 2019 was 26.1% and 29.7%, respectively. For the Same Store portfolio, an average home remained unoccupied for 36 and 46 days between residents for the years ended December 31, 2020, and 2019, respectively. The decreases in these two metrics contributed to our increase in occupancy on a year over year basis. Furthermore, we believe the decrease in turnover is partially attributable to the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 3.7% and 5.0% for the years ended December 31, 2020, and 2019, respectively, and new lease net effective rental rate growth for the total portfolio averaged 4.4% and 3.8% for the years ended December 31, 2020, and 2019, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.7% and 5.0% for the years ended December 31, 2020, and 2019, respectively, and new lease net effective rental rate growth averaged 4.2% and 3.7% for the years ended December 31, 2020, and 2019, respectively.
The COVID-19 pandemic has negatively impacted our rental revenues and other property income in three notable ways: (1) lower collection rates, which caused our bad debt to increase from 0.5% of gross rental income for the year ended December 31, 2019 to 1.7% of gross rental income for the year ended December 31, 2020; (2) voluntary non-enforcement of and jurisdictional restrictions on late fees during a portion of the year ended December 31, 2020, which was a primary driver of a decrease in fee income year over year; and (3) lower reimbursements of move out and other costs as a result of lower turnover and eviction moratoriums. The decreases in fee income and reimbursements were partially offset by continued increases in utilities reimbursements as more utilities remained in our name compared to the prior year.
The COVID-19 pandemic is likely to continue to affect our collection rates and ability to raise rents and charge fees, and the impact of jurisdictional restrictions on rental rates, late fees, collections, and eviction moratoriums is likely to affect our ability to increase rental revenues and other operating income.
Expenses
For the years ended December 31, 2020, and 2019, total expenses were $1,709.6 million and $1,725.5 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the year ended December 31, 2020, property operating and maintenance expense increased to $680.5 million from $670.0 million for the year ended December 31, 2019. This 1.6% net increase resulted from increases in utilities, property taxes, and repairs and maintenance, partially offset by decreases in turnover, property administrative costs that declined due to lower turnover and eviction moratoriums, and savings in personnel and other costs. The 842 home decrease between periods in the average number of homes owned also offset the increases in certain expense categories. The COVID-19 pandemic is likely to continue to impact our turnover rates, and thus turnover costs, and other property operating and maintenance expense may continue to be affected by the ongoing impacts of the pandemic.
Property management expense and general and administrative expense decreased to $121.9 million from $135.9 million for the years ended December 31, 2020, and 2019, respectively, due to decreases in severance expense of $7.9 million, merger and transaction-related expenses of $4.3 million, and share-based compensation expense of $1.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense was $353.9 million and $367.2 million for the years ended December 31, 2020, and 2019, respectively. The decrease in interest expense was primarily driven by a decrease in the average debt balance outstanding during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to various prepayments subsequent to December 31, 2019 and settlement of a portion of our convertible debt for common equity during the year ended

December 31, 2019. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,031.5 million as of December 31, 2020 from $8,467.5 million as of December 31, 2019.
Depreciation and amortization expense increased to $552.5 million for the year ended December 31, 2020 from $533.7 million for the year ended December 31, 2019 due to an increase in cumulative capital expenditures. This was partially offset by a decrease in the average number of homes owned during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Impairment and other expenses were $0.7 million and $18.7 million for the years ended December 31, 2020, and 2019, respectively. During the year ended December 31, 2020, impairment and other expenses was comprised of impairment losses of $4.6 million on our single-family residential properties, partially offset by net gains on casualty losses of $3.9 million. During the year ended December 31, 2019, impairment and other expenses was comprised of impairment losses of $14.2 million on our single-family residential properties and casualty losses of $4.5 million. The impairment costs recognized during the year ended December 31, 2020 were not a direct result of the COVID-19 pandemic.
Unrealized Gains on Investments in Equity Securities
Unrealized gains on investments in equity securities increased to $29.7 million for the year ended December 31, 2020 from $6.5 million for the year ended December 31, 2019 due to the merger of one of our investments with a special purpose acquisition company during the year ended December 31, 2020. Subsequent to this merger, the investment has a readily determinable fair value and has been marked to market.
Other, net
Other, net decreased to a $0.1 million loss for the year ended December 31, 2020 from $5.1 million of income for the year ended December 31, 2019, primarily due to changes in the components of our miscellaneous income and expenses and a $1.8 million ROU lease asset impairment during the year ended December 31, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $54.6 million and $96.3 million for the years ended December 31, 2020, and 2019, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 3,455 during the year ended December 31, 2019 to 1,580 during the year ended December 31, 2020.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For similar operating and financial data and discussion of our year ended December 31, 2019 results compared to our year ended December 31, 2018 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 10-K.

Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2020 and 2019 include unrestricted cash and cash equivalents of $213.4 million and $92.3 million, respectively, a 131.3% increase. The following significant activity occurred during the year ended December 31, 2020:
•In December 2020, we entered into a sustainability-linked senior unsecured credit facility (the “Credit Facility”) that provides $3,500.0 million of borrowing capacity and consists of a $1,000.0 million revolving facility (the “Revolving Facility”) and a $2,500.0 million term loan facility (the “Term Loan Facility”), both of which mature on January 31, 2025, with two six month extension options available. The Credit Facility replaced a credit facility that consisted of a $1,000.0 million revolving facility (the “2017 Revolving Facility”) and a $1,500.0 million term loan facility (the “2017 Term Loan Facility” and together with the 2017 Revolving Facility, the “2017 Credit Facility”). Proceeds from the Term Loan Facility were used (1) to fully repay the $1,500.0 million 2017 Term Loan Facility due to mature in February 2022; (2) to fully repay the $731.0 million principal balance of the SWH 2017-1 securitization that was due to reach final maturity in January 2023; and (3) to voluntarily prepay higher-cost classes of certificates of various securitizations due to reach final maturity, provided all extensions were exercised, between March 2025 and January 2026. For both the Revolving Facility and the Term Loan Facility, spreads at closing, based on the Company's total leverage ratio, were 5 bps lower than the spreads most recently in effect for the 2017 Credit Facility.
•In March 2020, we drew $250.0 million on the 2017 Revolving Facility due to uncertainties about the impact of the COVID-19 pandemic on our cash provided by operations and our near-term acquisition and disposition activity.
•In May 2020, we used cash on hand to repay $120.0 million of the then-outstanding balance of the 2017 Revolving Facility.
•In June 2020, we completed an underwritten public offering to sell 16,675,000 shares of our common stock and generated net proceeds of $447.5 million. Proceeds of $150.0 million were used to fully repay the then-outstanding balance on our 2017 Revolving Facility. The remaining proceeds were used primarily for acquisitions.
As of December 31, 2020, our $1,000.0 million Revolving Facility remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until December 2024, provided all extensions are exercised, with the exception of $345.0 million of convertible notes maturing in January 2022.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, as detailed in Part I. Item 1A. “Risk Factors.”
Through December 31, 2020, disposition channels remained healthy in our markets, and we continued to sell homes that were designated for disposition. We have limited cash commitments outside of debt service as we do not engage in any development activity, and the pipeline of acquisitions to which we are committed is $30.9 million as of December 31, 2020. However, the ongoing impact of the COVID-19 pandemic may impact the acquisition and disposition of single-family homes in ways that we are unable to predict.
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of December 31, 2020.
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
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800.0 million of our common stock through the Agents (the “ATM Equity Program”). During the year ended December 31, 2020, we sold 8,413,224 shares of our common stock under our ATM Equity Program, generating net proceeds of $239.2 million after giving effect to Agent commissions and other costs totaling $3.9 million. As of December 31, 2020, $500.0 million remains available for future offerings under the ATM Equity Program.
Certain Securitizations (defined below), the Secured Term Loan (defined below), the Term Loan Facility, and the Revolving Facility (collectively, the “LIBOR-Based Loans”) use LIBOR as a benchmark for establishing interest rates. Our derivative instruments are also indexed to LIBOR. On November 30, 2020, the FCA, which has statutory powers to require panel banks to contribute to LIBOR, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one week and two month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Once LIBOR is phased out, the interest rates for our LIBOR-Based Loans will be based on a comparable or successor rate as provided for in our loan agreements. We will work with the counterparties to our swap and cap agreements to adjust each floating rate to a comparable or successor rate. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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

The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2020 and 2019:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	December 31, 2020	December 31, 2019
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	$994,787	$995,520
SWH 2017-1(7)	December 9, 2020	N/A	—%	N/A	—	744,092
IH 2017-2(7)	December 9, 2021	December 9, 2024	1.29%	91-186 bps	612,506	624,475
IH 2018-1(7)(8)	March 9, 2021	March 9, 2025	1.09%	76-151 bps	646,021	793,720
IH 2018-2(7)	June 9, 2021	June 9, 2025	1.23%	95-150 bps	693,988	957,135
IH 2018-3(7)	July 9, 2021	July 9, 2025	1.42%	105-205 bps	1,036,561	1,213,035
IH 2018-4(7)(9)	January 9, 2021	January 9, 2026	1.49%	115-200 bps	848,270	938,430
Total Securitizations					4,832,133	6,266,407
Less: deferred financing costs, net					(12,035)	(27,946)
Total					$4,820,098	$6,238,461

(1)Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2020. For all other mortgage loans, the maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR, plus applicable servicing fees; as of December 31, 2020, LIBOR was 0.14%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of December 31, 2020.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2.3 million and $2.6 million as of December 31, 2020 and 2019, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans have exercised the first extension option, and our IH 2017-2 mortgage loan has exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On December 1, 2020, we submitted a notification to request an extension of the maturity date of the IH 2018-1 mortgage loan from March 9, 2021 to March 9, 2022.
(9)On January 9, 2021, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022 was approved by the lender.
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

Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2020 and 2019, a total of 31,316 and 37,040 homes, respectively, with a net book value of $5,761.6 million and $7,137.6 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 2.05%.
The retained certificates total $245.2 million and $317.0 million as of December 31, 2020 and 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each

Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2020, and through the date our consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2020, 2019, and 2018, we made voluntary and mandatory prepayments of $1,434.6 million, $997.4 million, and $4,579.6 million, respectively, under the terms of the mortgage loan agreements. During the year ended December 31, 2020 prepayments included the full repayment of the SWH 2017-1 mortgage loan. During the year ended December 31, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the year ended December 31, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, CAH 2015-1, CSH 2016-1, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2020 and 2019:

($ in thousands)	Maturity Date	Interest Rate(1)	December 31, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,464
Deferred financing costs, net			(2,268)	(2,486)
Secured Term Loan, net			$401,095	$400,978

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

Collateral
The Secured Term Loan’s collateral pool contains 3,332 and 3,333 homes, respectively, as of December 31, 2020 and 2019, with a net book value of $719.8 million and $734.8 million, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2020, and through the date our consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the year ended December 31, 2020, we made mandatory prepayments of $0.1 million. No prepayments were made for the year ended December 31, 2019.
Term Loan Facility and Revolving Facility
On December 8, 2020, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for the Credit Facility. The Credit Facility provides $3,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility and the $2,500.0 million Term Loan Facility, both of which mature on January 31, 2025, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility such that the aggregate amount does not exceed at any time $4,000.0 million), subject to certain limitations.
The Credit Facility replaced the 2017 Credit Facility that consisted of the $1,000.0 million 2017 Revolving Facility and the $1,500.0 million 2017 Term Loan Facility. The terms and conditions of the Credit Facility are consistent with those of the 2017 Credit Facility unless otherwise noted below. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness, including the 2017 Term Loan Facility. Proceeds from the Revolving Facility are used for general corporate purposes.

The following table sets forth a summary of the outstanding principal amounts under the Credit Facility and 2017 Credit Facility as of December 31, 2020 and 2019, respectively:

($ in thousands)	Maturity Date	Interest Rate(1)	December 31, 2020	December 31, 2019
Term Loan Facility(2)	January 31, 2025	1.79%	$2,500,000	$1,500,000
Deferred financing costs, net			(29,093)	(6,253)
Term Loan Facility, net			$2,470,907	$1,493,747

Revolving Facility(2)	January 31, 2025	1.84%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2020, the applicable margins were 1.65% and 1.70% respectively, and LIBOR was 0.14%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. The margin is based on a total leverage based grid. The margins for the Term Loan Facility, Revolving Facility, 2017 Term Loan Facility, and 2017 Revolving Facility are as follows:

	Base Rate Loans			LIBOR Rate Loans
Term Loan Facility	0.45%	—	1.15%	1.45%	—	2.15%
Revolving Facility	0.50%	—	1.15%	1.50%	—	2.15%
2017 Term Loan Facility	0.70%	—	1.30%	1.70%	—	2.30%
2017 Revolving Facility	0.75%	—	1.30%	1.75%	—	2.30%

In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc., we may elect to convert to a credit rating based pricing grid. The margins for the Term Loan Facility and Revolving Facility under the credit rating based pricing grid are as follows:

	Base Rate Loans			LIBOR Rate Loans
Term Loan Facility	—%	—	0.65%	0.80%	—	1.65%
Revolving Facility	—%	—	0.45%	0.75%	—	1.45%

The Credit Facility also includes a sustainability component whereby the Revolving Facility pricing can improve upon the Company’s achievement of certain sustainability ratings, determined via an independent third party evaluation. This sustainability feature was not included in the 2017 Revolving Facility.
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay an unused facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.30% or 0.20% per annum based on the unused facility amount. The unused facility fee rate for the 2017 Revolving Facility was 0.35% or .20% per annum based on the unused facility amount. Upon conversion to a credit rating pricing based grid, the unused facility fee will no longer apply and we will be required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees.

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
Loan Covenants
The Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) enter into certain burdensome agreements.
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of December 31, 2020, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
The obligations under the Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly owned subsidiaries that directly own unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. These guarantees will be automatically released upon the occurrence of certain events, including if the applicable Subsidiary Guarantor is no longer a direct owner of an unencumbered asset. In addition, INVH and each subsidiary of INVH that owns equity in the Borrower may be required to provide a guarantee of the Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.
Although the 2017 Credit Facility was secured, such security interests have been released and the Credit Facility is unsecured.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2020 and 2019:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	December 31, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.04 years	$345,000	$345,000
Net unamortized fair value adjustment						(5,596)	(10,701)
Total						$339,404	$334,299

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes.
(2)The conversion rate as of December 31, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of December 31, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.
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
As of December 31, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $103.5 million as of December 31, 2020 as the closing market price of our common stock of $29.70 per common share (actual $) exceeds the implicit conversion price. For the years ended December 31, 2020, 2019, and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $17.2 million, $16.9 million, and $16.7 million respectively.
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
The table below summarizes our interest rate swap instruments as of December 31, 2020 ($ in thousands):

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 11, 2019	February 28, 2017	December 31, 2024	1.74%	One month LIBOR	$750,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
December 9, 2019	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

During the year ended December 31, 2020, we terminated an interest rate swap and paid the counterparty $15.2 million in connection with this termination. During the year ended December 31, 2019, we modified the start date of an interest rate swap and paid the counterparty $8.2 million in connection with the modification.
During the years ended December 31, 2020, 2019, and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $147.0 million will be reclassified to earnings as an increase in interest expense.

During the year ended December 31, 2020, we accelerated the reclassification of certain amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts represented a loss of $3.1 million and were recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2020. We did not accelerate the reclassification of any amounts in other comprehensive income to earnings during the years ended December 31, 2019 and 2018.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 6.32%.
Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we, our equity investors, our and their respective affiliates, and members of our management, may from time to time seek to purchase our outstanding debt, including borrowings under our credit facility and mortgage loans or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our consolidated balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facility and mortgage loans. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Net cash provided by operating activities	$696,712	$662,130	$34,582	5.2%
Net cash provided by (used in) investing activities	(425,156)	102,226	(527,382)	(515.9)%
Net cash used in financing activities	(146,033)	(838,102)	692,069	82.6%
Change in cash, cash equivalents, and restricted cash	$125,523	$(73,746)	$199,269	270.2%

Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $696.7 million and $662.1 million for the years ended December 31, 2020, and 2019, respectively, an increase of 5.2%. The increase in cash provided by operating activities was driven by improved operational profitability, which was partially offset by changes in operating assets and liabilities.
Investing Activities
Net cash provided by (used in) investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash provided by (used in) investing activities was $(425.2) million and $102.2 million for the years ended December 31, 2020, and 2019, respectively, a decrease of $527.4 million. The decrease in net cash provided by (used in) investing activities primarily resulted from the combined effect of the following changes in cash flows during the year ended December 31, 2020 compared to the year ended December 31, 2019: (1) a decrease in proceeds from the sale of homes; (2) an increase in cash used for the initial renovation of homes; (3) an increase in cash used for the acquisition of homes; (4) an increase in cash used for investments in joint ventures; partially offset by (5) an increase in cash provided by repayment proceeds from retained debt securities. More specifically, proceeds from sales of homes decreased $440.7 million from the year ended December 31, 2019 to the year ended December 31, 2020 due to a significant decrease in the number of homes sold from 3,455 to 1,580, respectively, partially offset by an increase in proceeds per home. Initial renovation spend increased $41.3 million from the year ended December 31, 2019 compared to the year ended December 31, 2020 due to a significant increase in the number of homes undergoing their initial renovation and an increase in the cost per home. Acquisition spend increased $35.6 million due to an increase in the number of homes acquired from 2,153 homes during the year ended December 31, 2019 to 2,252 homes during the year ended December 31, 2020. Investments in joint ventures spend increased $16.3 million due to entering into a joint venture with Rockpoint during the year ended December 31, 2020. Proceeds from repayment of retained debt securities increased $22.1 million from the year ended December 31, 2019 to the year ended December 31, 2020 due to an increase in prepayments of mortgage loans, including the full repayment of SWH 2017-1 during the year ended December 31, 2020.
Financing Activities
Net cash used in financing activities was $146.0 million and $838.1 million for the years ended December 31, 2020, and 2019, respectively. During the year ended December 31, 2020, proceeds from our Term Loan Facility of $2,500.0 million, along with proceeds from issuances and sales of stock under our public offering and ATM Equity Program of $686.7 million, along with proceeds from home sales, were used (1) to repay $1,500.0 million of our 2017 Term Loan Facility; (2) to repay $1,434.6 million of our mortgage loans, including full repayment of SWH 2017-1 and partial repayments of IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4; (3) to fund $334.3 million of dividend and distribution payments; and (4) to fund $41.4 million of deferred financing costs associated with the Credit Facility. For the year ended December 31, 2019, proceeds from our Secured Term Loan of $403.5 million, proceeds from our ATM Equity Program of $55.3 million, along with proceeds from home sales and operating cash flows, were used (1) to repay $997.4 million of our mortgage loans, including full repayment of CSH 2016-2 and partial repayments of IH 2017-2, IH 2018-1, IH 2018-2, and IH 2018-3; and (2) to fund $279.8 million of dividend and distribution payments.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
For similar operating and financial data and discussion of our year ended December 31, 2019 results compared to our year ended December 31, 2018 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 10-K.

Contractual Obligations
Our contractual obligations as of December 31, 2020, consist of the following:

($ in thousands)	Total	2021	2022-2023	2024-2025	Thereafter
Mortgage loans, net(1)(2)	$5,337,454	$93,639	$187,277	$3,150,232	$1,906,306
Secured Term Loan(1)	554,425	14,472	28,944	28,944	482,065
Term Loan Facility, net(1)	2,730,835	45,372	90,743	90,867	2,503,853
Revolving Facility(1)(2)(3)	18,054	3,549	7,097	7,107	301
2022 Convertible Notes(4)	363,113	12,075	351,038	—	—
Derivative instruments(5)	590,270	134,183	274,838	181,249	—
Purchase commitments(6)	30,894	30,894	—	—	—
Operating leases	17,144	5,108	7,384	4,269	383
Finance leases	8,947	3,174	5,042	731	—
Total	$9,651,136	$342,466	$952,363	$3,463,399	$4,892,908

(1)Includes estimated interest payments on the respective debt based on amounts outstanding as of December 31, 2020 at rates in effect as of such date; as of December 31, 2020, LIBOR was 0.14%.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 7 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(3)Includes the related unused commitment fee.
(4)Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate.
(5)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of December 31, 2020, or 0.14%.
(6)Represents commitments to acquire 99 single-family rental homes as of December 31, 2020.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a joint venture. As of December 31, 2020, we are committed to fund an additional $59.4 million to the joint venture.
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
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of over 80,000 single-family residential properties in 16 markets across the United States. For a complete discussion of our accounting policy and other factors related to each category below, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”
•Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2020 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by approximately $1.1 million.
•Cost Capitalization: We incur costs to acquire, stabilize, and prepare our single-family residential properties to be leased. We capitalize these costs as a component of our investment in each single-family residential property, using specific identification and relative allocation methodologies. The capitalization period associated with our stabilization activities begins at the time that such activities commence and concludes at the time that a single-family residential property is available to be leased.
Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home and for certain furniture and fixtures additions.
The capitalized costs are depreciated over their estimated useful lives on a straight-line basis. The weighted average useful lives range from 7 years to 28.5 years. If the useful lives for costs capitalized during the year ended December 31, 2020 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $5.0 million.
•Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 5% change in the estimated fair value of those homes may have resulted in an increase in impairment expense of less than $0.1 million.
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold pursuant to GAAP requirements, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2020 were 10% lower, our impairment expense related to those properties would have increased by approximately $1.2 million. If the market values less disposal costs were 10% higher, our impairment expense would have been approximately $0.2 million lower.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provisions of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes NOI as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on growing accretively in high-growth locations where we have greater scale and density.

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
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; merger and transaction-related expenses; severance; casualty (gains) losses, net; unrealized gains on investments in equity securities; and other income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
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

The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
Net income (loss) available to common stockholders	$195,764	$145,068	$(5,744)
Net income available to participating securities	448	395	817
Non-controlling interests	1,237	1,648	(86)
Interest expense	353,923	367,173	383,595
Depreciation and amortization	552,530	533,719	560,541
EBITDA	1,103,902	1,048,003	939,123
Gain on sale of property, net of tax	(54,594)	(96,336)	(49,682)
Impairment on depreciated real estate investments	4,578	14,210	6,709
EBITDAre	1,053,886	965,877	896,150
Share-based compensation expense(1)	17,090	18,158	29,499
Merger and transaction-related expenses(2)	—	4,347	16,895
Severance	601	8,465	8,238
Casualty (gains) losses, net(3)	(3,882)	4,533	14,110
Unrealized gains on investments in equity securities	(29,723)	(6,480)	—
Other, net(4)	86	(5,120)	(6,958)
Adjusted EBITDAre	$1,038,058	$989,780	$957,934

(1)For the years ended December 31, 2020, 2019, and 2018, $3,511, $3,075, and $5,500 was recorded in property management expense, respectively, and $13,579, $15,083, and $23,999 was recorded in general and administrative expense, respectively.
(2)Includes merger and transaction-related expenses included within general and administrative.
(3)Includes $8,013 for losses/damages related to Hurricanes Irma and Harvey for the year ended December 31, 2018. There were no such losses during the years ended December 31, 2020 and 2019.
(4)Includes interest income and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs, and marketing expense). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; unrealized gains on investments in equity securities; and other income and expenses.
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

The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2020	2019	2018
Net income (loss) available to common stockholders	$195,764	$145,068	$(5,744)
Net income available to participating securities	448	395	817
Non-controlling interests	1,237	1,648	(86)
Interest expense	353,923	367,173	383,595
Depreciation and amortization	552,530	533,719	560,541
Property management expense(1)	58,613	61,614	65,485
General and administrative(2)	63,305	74,274	98,764
Impairment and other(3)	696	18,743	20,819
Gain on sale of property, net of tax	(54,594)	(96,336)	(49,682)
Unrealized gains on investments in equity securities	(29,723)	(6,480)	—
Other, net(4)	86	(5,120)	(6,958)
NOI (total portfolio)	1,142,285	1,094,698	$1,067,551
Non-Same Store NOI	(98,821)	(88,018)
NOI (Same Store portfolio)(5)	$1,043,464	$1,006,680

(1)Includes $3,511, $3,075, and $5,500 of share-based compensation expense for the years ended December 31, 2020, 2019, and 2018, respectively.
(2)Includes $13,579, $15,083, and $23,999 of share-based compensation expense for the years ended December 31, 2020, 2019, and 2018, respectively.
(3)Includes $8,013 for losses/damages related to Hurricanes Irma and Harvey for the year ended December 31, 2018. There were no such losses during the years ended December 31, 2020 and 2019.
(4)Includes interest income and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 71,433 homes for the years ended December 31, 2020 and 2019.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; offering related expenses; merger and transaction-related expenses; severance expense; unrealized gains on investments in equity securities; and casualty (gains) losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (loss) (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2020	2019	2018
Net income (loss) available to common stockholders	$195,764	$145,068	$(5,744)
Add (deduct) adjustments from net income (loss) to derive FFO:
Net income available to participating securities	448	395	817
Non-controlling interests	1,237	1,648	(86)
Depreciation and amortization on real estate assets	546,419	529,205	549,505
Impairment on depreciated real estate investments	4,578	14,210	6,709
Net gain on sale of previously depreciated investments in real estate	(54,594)	(96,336)	(49,682)
FFO	693,852	594,190	501,519
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives	40,415	48,515	48,354
Share-based compensation expense(1)	17,090	18,158	29,499
Offering related expenses(2)	—	2,267	—
Merger and transaction-related expenses(3)	—	4,347	22,962
Severance expense	601	8,465	8,238
Unrealized gains on investments in equity securities	(29,723)	(6,480)	—
Casualty (gains) losses, net(4)	(3,882)	4,533	14,110
Core FFO	718,353	673,995	624,682
Recurring capital expenditures	(115,951)	(118,988)	(122,733)
Adjusted FFO	$602,402	$555,007	$501,949

Net income (loss) available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)	555,458,607	532,499,787	520,376,929

Net income (loss) per common share — diluted(5)(6)(7)	$0.35	$0.27	$(0.01)

FFO
Numerator for FFO per common share — diluted(5)	$711,033	$599,776	$512,576
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	574,408,346	545,150,847	543,063,802

FFO per common share — diluted(5)(6)(7)	$1.24	$1.10	$0.94

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	559,307,903	538,925,506	530,643,789

Core FFO per common share — diluted(5)(6)(7)	$1.28	$1.25	$1.18
AFFO per common share — diluted(5)(6)(7)	$1.08	$1.03	$0.95

(1)For the years ended December 31, 2020, 2019, and 2018, $3,511, $3,075, and $5,500 was recorded in property management expense, respectively, and $13,579, $15,083, and $23,999 was recorded in general and administrative expense, respectively.

(2)Includes expenses associated with secondary offerings of common stock completed during the year ended December 31, 2019 included within other, net.
(3)Includes merger and transaction-related expenses included within general and administrative. Additionally, for the year ended December 31, 2018, includes accelerated depreciation and amortization of certain corporate assets included in depreciation and amortization.
(4)Includes $8,013 for losses/damages related to Hurricanes Irma and Harvey for the year ended December 31, 2018. There were no such losses during the years ended December 31, 2020 and 2019.
(5)On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of common stock, and these shares of common stock are included within all net income (loss), FFO, Core FFO, and AFFO per common share calculations subsequent to that date. Using the “if-converted” method, in the period prior to conversion for the year ended December 31, 2019, the 2019 Convertible Notes are excluded from net income (loss) per common share — diluted as they are anti-dilutive and are reflected in the FFO per common share — diluted computation above, consistent with Nareit’s guidance for calculating FFO per share. For the years ended December 31, 2019 and 2018, the numerator for FFO per common share — diluted is adjusted for $5,586 and $11,057, respectively, of interest expense on the 2019 Convertible Notes, including non-cash amortization of discounts. For the years ended December 31, 2019 and 2018, the denominator is adjusted for 6,225,341 and 12,420,013, respectively, potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion. No such adjustments were made to Core FFO and AFFO per common share — diluted.
With respect to the 2022 Convertible Notes, for the year ended December 31, 2020, the numerator for FFO per common share — diluted is adjusted for $17,181 of interest expense, including non-cash amortization of discounts, and the denominator is adjusted for 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. Additionally, no such adjustments were made to Core FFO and AFFO per common share —diluted. For the years ended December 31, 2019 and 2018, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of net income or loss and FFO per common share — diluted as they are anti-dilutive, and are excluded from Core FFO and AFFO per common share — diluted.
(6)Incremental shares attributed to non-vested share-based awards totaling 1,465,286 and 1,263,825 shares for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2018, we had a net loss, and inclusion of incremental shares attributed to non-vested share-based awards would be anti-dilutive to net loss per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,851,297, 1,748,787, and 1,150,384 for the years ended December 31, 2020, 2019, and 2018, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(7)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income (loss) per common share — diluted for the periods above because all net income (loss) attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders. Weighted average vested OP Units of 3,463,285, 5,940,757, and 9,116,476 for the years ended December 31, 2020, 2019, and 2018, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.
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
As of December 31, 2020, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $3,837.3 million and Term Loan Facility of $2,500.0 million for a combined total of $6,337.3 million. We effectively converted 91.0% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $5.7 million or $15.8 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings. A 100 bps decrease in LIBOR results in a negative LIBOR rate and additional interest expense for us. Our variable rate loan agreements contain LIBOR floors, and there is no reciprocal feature in our interest rate swap agreements.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2020 of the Company and our report dated February 19, 2021 expressed an unqualified opinion on those financial statements.
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
February 19, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2020 and for the three years in the period ended December 31, 2020
Schedule III Real Estate and Accumulated Depreciation	F-44

(c) Exhibits

EXHIBIT INDEX

Exhibit number	Description

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

4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 10-K (File No. 1-38004) filed on February 19, 2020).

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

10.10
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 8, 2020, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on December 9, 2021).

10.11
Loan Agreement, dated as of April 28, 2017, between IH 2017-1 Borrower, LP, as Borrower, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed May 1, 2017).

10.12
Loan Agreement, dated as of November 9, 2017, between IH 2017-2 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 9, 2017).

10.13
Loan Agreement, dated as of February 8, 2018, between IH 2018-1 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 12, 2018).

10.14
Loan Agreement, dated as of May 8, 2018, between IH 2018-2 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 9, 2018).

10.15
Loan Agreement, dated as of June 28, 2018, between IH 2018-3 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on July 2, 2018).

10.16
Loan Agreement, dated as of November 7, 2018, between IH 2018-4 Borrower LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 8, 2018).

10.17
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
10.19
Loan Agreement, dated as of June 11, 2015, between CAH 2015-1 Borrower, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.5 of SWH’s Quarterly Report on Form 10-Q (File No. 1-36163) filed August 9, 2016).

10.20
Loan Agreement, dated as of June 7, 2019, between 2019-1 IH Borrower LP, as Borrower, and Rothesay Life PLC, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 10, 2019).

10.21
Employment Agreement with Dallas B. Tanner, dated November 9, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.22
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

10.24
Letter Agreement, dated August 9, 2017 by and between Invitation Homes Inc. and Dallas Tanner (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017). †

10.25
Term Sheet, dated September 19, 2017, between Invitation Homes Inc. and Frederick C. Tuomi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on September 19, 2017). †

10.26
Award Notice and Restricted Stock Unit Agreement (Sign-On Award – Mr. Tuomi) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 20, 2017). †

10.27
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Ernest M. Freedman (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.28
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Dallas B. Tanner (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.29
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Bryce Blair (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.30
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
10.32
Form of Award Notice and Restricted Stock Unit Agreement (Retention Award - Messrs. Freedman and Tanner) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.33
Form of Award Notice and Restricted Stock Unit Agreement (2018 LTIP Equity Award) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on August 10, 2018). †

10.34
Form of Award Notice and Restricted Stock Unit Agreement (2019 LTIP Equity Award) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2019). †

10.35	2019 Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on July 31, 2019). †

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

10.38
Letter Agreement by and between the Company and Mr. Frederick C. Tuomi relating to Award Notice and Restricted Stock Unit Agreement (Sign-On Award - Mr. Tuomi) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed May 15, 2018). †

10.39
Separation Agreement dated January 16, 2019, by and between the Company and Mr. Frederick C. Tuomi. (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed February 28, 2019). †

10.40
Form of Award Notice and Restricted Stock Unit Agreement (2018 Supplemental Bonus Award) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.41	Colony Starwood Homes Equity Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-221617) filed on November 16, 2017). †

10.42
Form of Restricted Share Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.10 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.43
Form of Restricted Share Unit Award Agreement under the Starwood Waypoint Residential Trust Equity Plan (incorporated by reference to Exhibit 10.11 of SWH’s Registration Statement on Form 10 (File No. 1-36163) filed December 23, 2013). †

10.44	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2020. †

Exhibit number	Description
10.45
Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 5, 2017).

10.46
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 19th day of February 2021.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 19th day of February 2021.

Signature	Title

/s/ Dallas B. Tanner	President, Chief Executive Officer, and Director
Dallas B. Tanner	(Principal Executive Officer)

/s/ Ernest M. Freedman	Executive Vice President and Chief Financial Officer
Ernest M. Freedman	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Executive Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Bryce Blair	Chairman and Director
Bryce Blair

/s/ Jana C. Barbe	Director
Jana C. Barbe

/s/ Richard D. Bronson	Director
Richard D. Bronson

/s/ Michael D. Fascitelli	Director
Michael D. Fascitelli

/s/ Jeffrey E. Kelter	Director
Jeffrey E. Kelter

Signature	Title

/s/ Joseph D. Margolis	Director
Joseph D. Margolis

/s/ John B. Rhea	Director
John B. Rhea

/s/ J. Heidi Roizen	Director
J. Heidi Roizen

/s/ Janice L. Sears	Director
Janice L. Sears

/s/ William J. Stein	Director
William J. Stein

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, other comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Investments in Single-Family Residential Properties—Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company owned approximately 80,000 individual single-family residential properties with a net book value of $16.3 billion as of December 31, 2020. The Company capitalizes costs to acquire, stabilize, and prepare single-family residential properties to be leased. The determination of which costs to capitalize requires significant management judgment. Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. From time to time, the Company identifies single-family residential properties to be sold. At the time such properties are identified, the Company evaluates whether or not such properties should be classified as held for sale. Further, the Company evaluates investments in single-family residential properties to determine whether there have been any changes in circumstances that may indicate that the carrying value of individual properties may not be recoverable.
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
•We tested the effectiveness of relevant controls over investments in single-family residential properties.
•We selected a sample of properties acquired during the year and evaluated the accuracy of the amounts recorded and appropriate transfer of title.
•We evaluated the appropriateness of management’s allocation of the initial purchase price for newly acquired properties by developing independent estimates for the purchase price allocation for each residential market in which the properties were acquired and comparing our estimates to the Company’s actual allocation.
•We selected a sample of costs capitalized during the year and evaluated the accuracy and classification of recorded amounts. We also developed an expectation of repairs and maintenance costs that were charged to expense based on the historical amounts recorded, taking into account changes in the portfolio of single-family residential properties and market conditions, and compared our expectation to the recorded balance.
•We evaluated management’s analysis of possible impairment indicators for properties by independently assessing trends in the residential markets in which the Company has significant investments in single-family residential properties, trends in gains or losses from sales of properties, and macroeconomic data to identify any indicators that the carrying value of properties may not be recoverable.
•We selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2020. We also selected a sample of properties sold after December 31, 2020 and evaluated whether each property was properly classified as either held for sale or held for use as of December 31, 2020.
•We selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on sale.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 19, 2021

We have served as the Company’s auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019
(in thousands, except shares and per share data)

	2020	2019
Assets:
Investments in single-family residential properties:
Land	$4,539,796	$4,499,346
Building and improvements	14,261,954	13,747,818
	18,801,750	18,247,164
Less: accumulated depreciation	(2,513,057)	(2,003,972)
Investments in single-family residential properties, net	16,288,693	16,243,192
Cash and cash equivalents	213,422	92,258
Restricted cash	198,346	193,987
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	69,267	54,778
Other assets, net	478,287	550,488
Total assets	$17,506,222	$17,392,910

Liabilities:
Mortgage loans, net	$4,820,098	$6,238,461
Secured term loan, net	401,095	400,978
Term loan facility, net	2,470,907	1,493,747
Revolving facility	—	—
Convertible senior notes, net	339,404	334,299
Accounts payable and accrued expenses	149,299	186,110
Resident security deposits	157,936	147,787
Other liabilities	611,410	325,450
Total liabilities	8,950,149	9,126,832
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 567,117,666 and 541,642,725 outstanding as of December 31, 2020 and December 31, 2019, respectively	5,671	5,416
Additional paid-in capital	9,707,258	9,010,194
Accumulated deficit	(661,162)	(524,588)
Accumulated other comprehensive loss	(546,942)	(276,600)
Total stockholders' equity	8,504,825	8,214,422
Non-controlling interests	51,248	51,656
Total equity	8,556,073	8,266,078
Total liabilities and equity	$17,506,222	$17,392,910
The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2020	2019	2018
Rental revenues and other property income	$1,822,828	$1,764,685	$1,722,962

Expenses:
Property operating and maintenance	680,543	669,987	655,411
Property management expense	58,613	61,614	65,485
General and administrative	63,305	74,274	98,764
Interest expense	353,923	367,173	383,595
Depreciation and amortization	552,530	533,719	560,541
Impairment and other	696	18,743	20,819
Total expenses	1,709,610	1,725,510	1,784,615

Unrealized gains on investments in equity securities	29,723	6,480	—
Other, net	(86)	5,120	6,958
Gain on sale of property, net of tax	54,594	96,336	49,682

Net income (loss)	197,449	147,111	(5,013)
Net (income) loss attributable to non-controlling interests	(1,237)	(1,648)	86

Net income (loss) attributable to common stockholders	196,212	145,463	(4,927)
Net income available to participating securities	(448)	(395)	(817)

Net income (loss) available to common stockholders — basic and diluted (Note 12)	$195,764	$145,068	$(5,744)

Weighted average common shares outstanding — basic	553,993,321	531,235,962	520,376,929
Weighted average common shares outstanding — diluted	555,458,607	532,499,787	520,376,929

Net income (loss) per common share — basic	$0.35	$0.27	$(0.01)
Net income (loss) per common share — diluted	$0.35	$0.27	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net income (loss)	$197,449	$147,111	$(5,013)

Other comprehensive loss
Unrealized losses on interest rate swaps	(388,466)	(244,126)	(43,211)
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	116,549	(20,763)	(18,627)
Other comprehensive loss	(271,917)	(264,889)	(61,838)
Comprehensive loss	(74,468)	(117,778)	(66,851)
Comprehensive loss attributable to non-controlling interests	338	1,884	1,150

Comprehensive loss attributable to common stockholders	$(74,130)	$(115,894)	$(65,701)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2020, 2019, and 2018
(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2017	519,173,142	$5,192	$8,602,603	$(157,595)	$47,885	$8,498,085	$151,790	$8,649,875
Capital distributions	—	—	—	—	—	—	(4,020)	(4,020)
Net loss	—	—	—	(4,927)	—	(4,927)	(86)	(5,013)
Dividends and dividend equivalents declared ($0.44 per share)	—	—	—	(230,072)	—	(230,072)	—	(230,072)
Issuance of common stock — settlement of RSUs, net of tax	1,069,798	10	(9,255)	—	—	(9,245)	—	(9,245)
Share-based compensation expense	—	—	29,499	—	—	29,499	—	29,499
Total other comprehensive income	—	—	—	—	(60,774)	(60,774)	(1,064)	(61,838)
Redemption of OP Units for common stock	405,037	4	6,615	—	(74)	6,545	(6,545)	—
Balance as of December 31, 2018	520,647,977	5,206	8,629,462	(392,594)	(12,963)	8,229,111	140,075	8,369,186
Capital distributions	—	—	—	—	—	—	(3,074)	(3,074)
Net income	—	—	—	145,463	—	145,463	1,648	147,111
Dividends and dividend equivalents declared ($0.52 per share)	—	—	—	(277,457)	—	(277,457)	—	(277,457)
Issuance of common stock — settlement of RSUs, net of tax	910,452	9	(8,173)	—	—	(8,164)	—	(8,164)
Issuance of common stock — settlement of 2019 Convertible Notes	12,553,864	126	229,818	—	—	229,944	—	229,944
Issuance of common stock, net	1,957,139	20	55,243	—	—	55,263	—	55,263
Share-based compensation expense	—	—	16,724	—	—	16,724	1,434	18,158
Total other comprehensive loss	—	—	—	—	(261,357)	(261,357)	(3,532)	(264,889)
Redemption of OP Units for common stock	5,573,293	55	87,120	—	(2,280)	84,895	(84,895)	—
Balance as of December 31, 2019	541,642,725	5,416	9,010,194	(524,588)	(276,600)	8,214,422	51,656	8,266,078
Capital distributions	—	—	—	—	—	—	(2,137)	(2,137)
Net income	—	—	—	196,212	—	196,212	1,237	197,449
Dividends and dividend equivalents declared ($0.60 per share)	—	—	—	(332,786)	—	(332,786)	—	(332,786)
Issuance of common stock — settlement of RSUs, net of tax	386,717	4	(4,431)	—	—	(4,427)	—	(4,427)
Issuance of common stock, net	25,088,224	251	686,472	—	—	686,723	—	686,723
Share-based compensation expense	—	—	15,023	—	—	15,023	2,067	17,090
Total other comprehensive loss	—	—	—	—	(270,342)	(270,342)	(1,575)	(271,917)
Balance as of December 31, 2020	567,117,666	$5,671	$9,707,258	$(661,162)	$(546,942)	$8,504,825	$51,248	$8,556,073

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income (loss)	$197,449	$147,111	$(5,013)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	552,530	533,719	560,541
Share-based compensation expense	17,090	18,158	29,499
Amortization of deferred leasing costs	11,733	10,621	11,258
Amortization of deferred financing costs	25,828	39,259	27,191
Amortization of debt discounts	5,458	7,343	9,124
Provisions for impairment	4,578	14,210	6,709
Unrealized gains on investments in equity securities	(29,723)	(6,480)	—
Gain on sale of property, net of tax	(54,594)	(96,336)	(49,682)
Change in fair value of derivative instruments	9,129	1,913	12,039
Other non-cash amounts included in net income (loss)	3,288	(89)	6,342
Changes in operating assets and liabilities:
Other assets, net	(38,012)	(10,890)	(14,083)
Accounts payable and accrued expenses	(27,040)	5,207	(26,643)
Resident security deposits	10,149	(1,208)	2,306
Other liabilities	8,849	(408)	(8,347)
Net cash provided by operating activities	696,712	662,130	561,241

Investing Activities:
Amounts deposited and held by others	(906)	(395)	9,074
Acquisition of single-family residential properties	(621,697)	(586,075)	(252,391)
Initial renovations to single-family residential properties	(98,769)	(57,437)	(45,733)
Other capital expenditures for single-family residential properties	(172,284)	(164,244)	(141,688)
Proceeds from sale of single-family residential properties	414,927	855,583	490,699
Purchases of investments in debt securities	—	—	(211,737)
Repayment proceeds from retained debt securities	72,106	49,960	224,035
Investments in unconsolidated joint ventures	(16,345)	—	—
Other investing activities	(2,188)	4,834	(9,266)
Net cash provided by (used in) investing activities	(425,156)	102,226	62,993

Financing Activities:
Payment of dividends and dividend equivalents	(332,151)	(276,681)	(230,072)
Distributions to non-controlling interests	(2,137)	(3,074)	(4,020)
Payment of taxes related to net share settlement of RSUs	(4,427)	(8,164)	(9,245)
Proceeds from mortgage loans	—	—	4,234,483
Payments on mortgage loans	(1,434,626)	(997,421)	(4,579,594)
Proceeds from secured term loan	—	403,464	—
Payments on secured term loan	(101)	—	—
Proceeds from term loan facility	2,500,000	—	—
Payments on term loan facility	(1,500,000)	—	—
Proceeds from revolving facility	320,000	485,000	285,000
Payments on revolving facility	(320,000)	(485,000)	(320,000)

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Proceeds from issuance of common stock, net	686,723	55,263	—
Deferred financing costs paid	(41,411)	(2,613)	(55,681)
Other financing activities	(17,903)	(8,876)	(1,676)
Net cash used in financing activities	(146,033)	(838,102)	(680,805)

Change in cash, cash equivalents, and restricted cash	125,523	(73,746)	(56,571)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	286,245	359,991	416,562
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$411,768	$286,245	$359,991

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$313,076	$322,085	$335,973
Cash paid for income taxes	1,284	2,781	2,069
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,560	5,365	N/A
Financing cash flows from finance leases	2,382	498	N/A

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$7,709	$13,382	$7,189
Accrued residential property capital improvements at period end	6,785	11,520	7,189
Transfer of residential property, net to other assets, net for held for sale assets	168,533	545,448	441,005
Change in other comprehensive loss from cash flow hedges	(280,773)	(266,676)	(73,242)
ROU assets obtained in exchange for operating lease liabilities	6,427	1,721	N/A
ROU assets obtained in exchange for finance lease liabilities	9,561	—	N/A
Capital leases	N/A	N/A	2,209
Net settlement of 2019 Convertible Notes in shares of common stock	—	229,944	—

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of December 31, 2020, INVH owns 99.4% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
Our organizational structure includes several wholly owned subsidiaries of INVH LP that were formed to facilitate certain of our financing arrangements (the “Borrower Entities”). These Borrower Entities are used to align the ownership of our single-family residential properties with certain of our debt instruments. Collateral for certain of our individual debt instruments may be in the form of equity interests in the Borrower Entities or in pools of single-family residential properties owned either directly by the Borrower Entities or indirectly by their wholly owned subsidiaries (see Note 7).
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

As described in Note 5, we invested in joint ventures with Rockpoint Group, L.L.C. (“Rockpoint”) and the Federal National Mortgage Association (“FNMA”), both of which are voting interest entities. We do not hold a controlling financial interest in either joint venture but have significant influence over the operating and financial policies of each joint venture. Additionally, both Rockpoint and FNMA hold certain substantive participating rights that preclude the presumption of control by us of either joint venture; as such, we account for each investment using the equity method. Our investment in the Rockpoint joint venture is recorded at cost, and our investment in the FNMA joint venture was initially recorded at fair value in connection with purchase accounting for the Mergers. The investments in these joint ventures are subsequently adjusted for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating cash flows while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities.
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2020 and 2019, and the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018 include an allocation of the net income (loss) attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations is the potential adverse effect of the ongoing pandemic resulting from the coronavirus, or COVID-19. Since the outbreak, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. Certain other restrictions imposed by jurisdictions across the United States are intended to limit operations by businesses not deemed “essential businesses.” While none of the current restrictions have materially impacted our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents.
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term due to, but not limited to, the following: (1) reduced economic activity that severely impacts the earnings or health of our residents, thereby causing them to be unable to fully meet their obligations to us and resulting in increases in uncollectible revenues and thus reductions in rental revenues and other property income; (2) governmental restrictions and moratoriums that negatively impact our ability to charge and collect rental revenues and other property income or impose restrictions on our ability to provide services to our residents and homes; (3) negative financial impact of the pandemic that could impact our ability to access funds available under our Revolving Facility (as defined in Note 7) or affect future compliance with financial covenants of our Credit Facility (as defined in Note 7) and other debt agreements; and (4) weaker economic conditions that could cause us to recognize impairments in value of our tangible assets or goodwill.
The extent to which the COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability of an effective vaccine and therapeutic drugs and the effectiveness of the distribution of any such vaccines and therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Reclassification
As of December 31, 2019, we reclassified the $54,778 carrying value of our investment in the FNMA joint venture from other assets, net on the consolidated balance sheet to a separate balance sheet line item, investments in unconsolidated joint ventures, to conform to our current presentation.
Additionally, we reclassified $6,480 of unrealized gains on investments in equity securities from other, net into unrealized gains on investments in equity securities for the year ended December 31, 2019 to conform to our current presentation. This reclassification had no effect on the total reported net income on the consolidated statement of operations for the year ended December 31, 2019.
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses for certain financial assets, excluding receivables arising from operating leases. This guidance requires an entity to estimate its expected credit loss and record an allowance based on this estimate so that it is presented at the net amount expected to be collected on the financial asset. We adopted this standard as of January 1, 2020, and it did not have a material impact on our consolidated financial statements.
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
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease accommodations resulting from the COVID-19 pandemic as many lessors have been asked to provide rent deferrals, rent abatements, late fee waivers, and other lease concessions to lessees (collectively, “lease accommodations”). While the lease modification guidance in ASC 842, Leases (“ASC 842”), addresses routine changes to lease terms resulting from negotiations between a lessee and lessor, it did not contemplate the rapid implementation of lease accommodations to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic.
Under existing lease guidance, we would have been required to determine, on a lease by lease basis, if each lease accommodation resulted from a new arrangement reached with the resident (treated within the lease modification accounting framework) or if each was contemplated under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). If certain criteria are met, the Lease Modification Q&A allows lessors to bypass the lease by lease analysis and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. We elected to apply the Lease Modification Q&A guidance not to perform a lease by lease analysis with respect to any lease accommodations and to account for such accommodations outside of the lease modification framework. The Lease Modification Q&A has not had a material impact on our consolidated financial statements for the year ended December 31, 2020. However, the extent of lease accommodations granted to residents as a result of the COVID-19 pandemic in future periods may materially affect our consolidated financial statements.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of over 80,000 single-family residential properties in 16 markets across the United States as of December 31, 2020:
•Acquisition of Real Estate Assets: Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Upon adoption of ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, our purchases of homes are treated as asset acquisitions and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. Properties acquired in the Mergers were recorded at fair value. The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. In-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our consolidated balance sheets.
•Cost Capitalization: We incur costs to acquire, stabilize, and prepare our single-family residential properties to be leased. We capitalize these costs as a component of our investment in each single-family residential property, using specific identification and relative allocation methodologies, including renovation costs and other costs associated with activities that are directly related to preparing our properties for use as rental real estate. Other costs include interest costs, property taxes, property insurance, utilities, HOA fees, and a portion of the salaries and benefits of the Manager’s employees who are directly responsible for the execution of our stabilization activities. The capitalization period associated with our stabilization activities begins at the time that such activities commence and concludes at the time that a single-family residential property is available to be leased.
Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred, and we capitalize expenditures that improve or extend the life of a home, a portion of the salaries and benefits of the Manager’s employees who are directly responsible for such improvements, and for certain furniture and fixtures additions. The determination of which costs to capitalize requires significant judgment. Accordingly, many factors are considered as part of our evaluation processes with no one factor necessarily determinative.
•Depreciation: Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. The depreciation period commences upon the completion of stabilization-related activities or upon the completion of improvements made on an ongoing basis. For those costs capitalized in connection with residential property acquisitions and stabilization activities and those capitalized on an ongoing basis, the weighted average useful lives range from 7 years to 28.5 years.
•Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. Examples of such events and changes in circumstances that we consider include significant and persistent declines in an individual property’s net operating income, regional changes in home price appreciation as measured by certain independently developed indices, change in expected use of the property, significant adverse legal factors, substantive damage to the individual property as a result of natural disasters and other risks inherent in our business not covered by insurance proceeds, or a current expectation that a property will be disposed of prior to the end of its estimated useful life.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2020 and 2019, we classified $44,163 and $116,529, respectively, as held for sale assets in our consolidated balance sheets (see Note 6).
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
Restricted Cash
Restricted cash represents cash deposited in accounts related to certain rent deposits and collections, security deposits, property taxes, insurance premiums and deductibles, and capital expenditures (see Note 4). Amounts deposited in the reserve accounts associated with the mortgage loans and secured term loan can only be used as provided for in the respective loan agreements (see Note 7), and security deposits held pursuant to lease agreements are required to be segregated. Accordingly, these items are separately presented within our consolidated balance sheets.
Held to Maturity Investments
Investments in debt securities that we have a positive intent and ability to hold to maturity are classified as held to maturity and are presented within other assets, net on our consolidated balance sheets (see Note 6). These investments are recorded at amortized cost net of the amount expected not to be collected. Interest income, including amortization of any premium or discount, is classified as other in the consolidated statements of operations. For purposes of classification within the consolidated statements of cash flows, purchases of and repayments from these securities are classified as investing activities.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Investments in Equity Securities
Investments in equity securities consist of investments both with and without a readily determinable fair value. These are presented within other assets, net on our consolidated balance sheets (see Note 6). Investments with a readily determinable fair value are measured at fair value. Investments without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investment in the same issuer. Unrealized gains and losses are included in other, net in the consolidated statements of operations.
Deferred Financing Costs
Costs incurred that are directly attributable to procuring external financing are deferred and amortized over the term of the related financing agreement as interest expense in the consolidated statements of operations, and we accelerate amortization if the debt is retired before the maturity date. Costs that are deferred for the procurement of such financing are presented either as an asset in other assets, net when associated with a revolving debt instrument and prior to funding of a loan or as a liability in mortgage loans, net, secured term loan, net, or term loan facility, net, when associated with other indebtedness.
Convertible Senior Notes
ASC 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with Mergers, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate as of the Merger Date (see Note 7). The resulting discount from the outstanding principal balance of the convertible senior notes is being amortized using the effective interest rate method over the periods to maturity. Amortization of this discount is recorded as interest expense in the consolidated statement of operations for the years ended December 31, 2020, 2019, and 2018.
Revenue Recognition and Resident Receivables
On January 1, 2019, we adopted ASC 842 which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than one year. Lessor accounting remains similar to previous GAAP, while aligning with ASC 606, Revenue from Contracts with Customers (“ASC 606”). We adopted ASC 842 using the optional transition approach. As such, previously reported financial information was not updated, and additional disclosures required under ASC 842 are not provided for periods prior to January 1, 2019. Additionally, we elected the practical expedient package related to lease identification, lease classification, and initial direct costs. As such, we did not reassess our existing contracts and leases for these items. We did not elect the hindsight practical expedient, which permits entities to use hindsight in determining lease term and assessing impairment.
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. As a lessor, our leases with residents are classified as operating leases under ASC 842. We elected the practical expedient in ASC 842 not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

arrangements, and as such, we recognize rental revenues and other property income in accordance with ASC 842 for the years ended December 31, 2020 and 2019, and in accordance with previous GAAP for the year ended December 31, 2018.
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
Leases Entered Into as a Lessee
We lease our corporate and regional offices, related office equipment, and a fleet of vehicles for use by our field associates. As of January 1, 2019, these leases are accounted for pursuant to ASC 842 (see Note 6 and Note 14). Prior to adoption of ASC 842, these leases were accounted for in accordance with previous GAAP.
We account for leases for our corporate and regional offices as operating leases. In addition to monthly rent payments, we reimburse the lessors of our office spaces for our share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. At this time, it is not reasonably certain that we will exercise any of the future renewal or termination options on these leases, and the measurement of the right-of-use (“ROU”) asset and lease liability is calculated assuming we will not exercise any of the remaining renewal or termination options.
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
Deferred Leasing Costs
Costs associated with leasing our single-family residential properties, which consist primarily of commissions paid to leasing agents, are deferred in the period in which they are incurred as a component of deferred leasing costs and are subsequently amortized over the lease term. Deferred leasing costs are included as a component of other assets, net within our consolidated balance sheets and their amortization is classified as property operating and maintenance within the consolidated statements of operations (see Note 6). Costs incurred in connection with our leasing activities that do not result in the execution of a lease are expensed in the period incurred.
Goodwill
In connection with the Mergers, we recorded goodwill, which is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31st, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2020, no impairment of goodwill has been recorded.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
Earnings Per Share
We present both basic and diluted earnings (loss) per common share (“EPS”) in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period, excluding non-vested share-based awards. Our share-based awards consist of restricted stock units (“RSUs”), including certain RSUs that contain performance and market based vesting conditions (“PRSUs”), and Outperformance Awards (as defined in Note 10) (see Share-Based Compensation Expense below). Diluted EPS reflects the maximum potential dilution that could occur from non-vested share-based awards and the convertible senior notes using the “if-converted” method. For diluted EPS, the numerator is adjusted for any changes in net income (loss) that would result from the assumed conversion of these potential shares of common stock. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.
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
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month LIBOR (or a comparable or successor rate). We have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
The fair value of Hedging Derivatives that are in an asset position are included in other assets, net and those in a liability position are included in other liabilities in our consolidated balance sheets. For Non-Designated Hedges, changes in fair value are reflected within interest expense in the consolidated statements of operations. For Designated Hedges, changes in fair value are reported as a component of other comprehensive income (loss) in our consolidated balance sheets and reclassified into earnings as interest expense in our consolidated statements of operations when the hedged transactions affect earnings. See Note 8 for further discussion of derivative financial instruments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Share-Based Compensation Expense
We recognize share-based compensation expense for share-based awards based on their grant-date fair value, net of expected forfeitures, over the service period from the grant date to vest date for each tranche. The grant-date fair value of RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for PRSUs and Outperformance Awards with market condition vesting criteria are based on Monte-Carlo option pricing models. Compensation expense for share-based awards with performance conditions is adjusted based on the probable outcome of the performance conditions as of each reporting period.
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
Income Taxes
Prior to the IPO, we conducted our business through a group of six affiliated holding entities (the “Invitation Homes Partnerships”). As a result of the pre-IPO reorganization transactions, the following occurred: (1) the Invitation Homes Partnerships transferred all assets, liabilities, and operations to INVH through certain mergers and related transactions; and (2) INVH became subject to the REIT election made by one of the Invitation Homes Partnerships (the “Predecessor REIT”) during the taxable year ended December 31, 2013. Following the Mergers on November 16, 2017, the assets and income derived from the assets acquired from SWH became the assets and income of INVH.
We intend to continue to operate as a REIT, and our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code of 1986, as amended (the “Code”), which are related to organizational structure, distribution levels, diversity of stock ownership and certain restrictions with regard to owned assets and categories of income. While we qualify for taxation as a REIT, we will generally not be subject to United States federal corporate income tax on our taxable income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from an investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to United States federal income taxes at regular corporate rates and may not be able to qualify as a REIT for subsequent taxable years.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
Under the provisions of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes net operating income as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on growing accretively in high-growth locations where we have greater scale and density.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and contracts in its own equity. The guidance reduces the number of accounting models for convertible instruments, requires entities to use the “if-converted” method in diluted EPS, and requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares. The new standard will be effective for annual reporting periods beginning after December 15, 2021, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2020 and interim periods within that reporting period. Our 2022 Convertible Notes (as defined in Note 7) are the only instruments we have that will be subject to ASU 2020-06, and these notes mature on January 15, 2022. As such, ASU 2020-06 will not materially affect our consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2020	December 31, 2019
Land	$4,539,796	$4,499,346
Single-family residential property	13,631,859	13,121,179
Capital improvements	515,479	513,269
Equipment	114,616	113,370
Total gross investments in the properties	18,801,750	18,247,164
Less: accumulated depreciation	(2,513,057)	(2,003,972)
Investments in single-family residential properties, net	$16,288,693	$16,243,192

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

As of December 31, 2020 and 2019, the carrying amount of the residential properties above includes $119,929 and $119,608, respectively, of capitalized acquisition costs (excluding purchase price), along with $68,197 and $65,747, respectively, of capitalized interest, $26,899 and $25,565, respectively, of capitalized property taxes, $4,654 and $4,616, respectively, of capitalized insurance, and $3,090 and $2,836, respectively, of capitalized HOA fees.
During the years ended December 31, 2020, 2019, and 2018, we recognized $546,419, $529,205, and $511,988, respectively, of depreciation expense related to the components of the properties, $0, $0, and $37,517, respectively, of amortization related to in-place lease intangible assets, and $6,111, $4,514, and $11,036, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2020, 2019, and 2018, impairments totaling $4,578, $14,210, and $6,709, respectively, have been recognized and are included in impairment and other in the consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$213,422	$92,258
Restricted cash	198,346	193,987
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$411,768	$286,245
Pursuant to the terms of the mortgage loans and Secured Term Loan (as defined in Note 7), we are required to establish, maintain, and fund from time to time (generally, either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our mortgage loans and Secured Term Loan are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that we are required to segregate. We are also required to hold letters of credit by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts, as of December 31, 2020 and 2019, are set forth in the table below. As of December 31, 2020 and 2019, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	December 31, 2020	December 31, 2019
Resident security deposits	$158,244	$148,186
Collections	22,978	24,034
Property taxes	7,511	10,443
Capital expenditures	4,919	5,627
Letters of credit	3,320	3,459
Special and other reserves	1,374	2,238
Total	$198,346	$193,987

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 5—Investments In Unconsolidated Joint Ventures
We have invested in two joint ventures which are accounted for using the equity method model of accounting. The following table summarizes our investments in unconsolidated joint ventures as of December 31, 2020 and 2019:

		Number of Properties		Carrying Value
	Ownership Percentage	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
FNMA(1)	10%	571	641	$53,678	$54,778
Rockpoint(2)	20%	140	—	15,589	—
Total				$69,267	$54,778

(1)Contains homes primarily located in Arizona, California, and Nevada.
(2)Contains homes in markets within the Western United States, Southeast United States, Florida, and Texas.

In October 2020, we entered into an agreement with Rockpoint to form a joint venture that will acquire homes in markets where we already own homes. As of December 31, 2020, we are committed to fund an additional $59,400 to the joint venture.
For the years ended December 31, 2020, 2019, and 2018, we recorded of $599, $1,668, and $596, respectively, of income from investments in unconsolidated joint ventures which is included in other, net in the accompanying consolidated statements of operations.
The administrative manager of Rockpoint and the managing member of FNMA are wholly owned subsidiaries of INVH LP and are responsible for the operations and management of the properties, subject to Rockpoint and FNMA’s respective approval of major decisions. The subsidiaries earn asset and property management fees from our joint ventures, which are considered to be related parties. For the years ended December 31, 2020, 2019, and 2018, we earned $2,585, $2,823, and $2,834, respectively, of management fees which are included in other, net in the accompanying consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 6—Other Assets
As of December 31, 2020 and 2019, the balances in other assets, net are as follows:

	December 31, 2020	December 31, 2019
Investments in debt securities, net	$245,237	$316,991
Investments in equity securities	47,189	16,650
Held for sale assets(1)	44,163	116,529
Prepaid expenses	41,347	32,106
Rent and other receivables, net	35,256	25,244
ROU lease assets — operating and finance, net	21,705	13,768
Deferred financing costs, net	11,637	2,765
Corporate fixed assets, net	9,995	9,825
Deferred leasing costs, net	7,631	7,427
Amounts deposited and held by others	2,852	1,348
Derivative instruments (Note 8)	1	1,643
Other	11,274	6,192
Total	$478,287	$550,488

(1)As of December 31, 2020 and 2019, 179 and 478 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $245,237, net of unamortized discounts of $2,289, as of December 31, 2020. These investments in debt securities are classified as held to maturity investments. As of December 31, 2020, we have not recognized any credit losses with respect to these investments in debt securities. As of December 31, 2019, there were no gross unrecognized holding gains or losses, and there were no other than temporary impairments recognized in accumulated other comprehensive loss. As of December 31, 2020, our retained certificates are scheduled to mature over the next one month to seven years.
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value. Investments without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of December 31, 2020 and 2019, the values of our investments in equity securities are as follows:

	December 31, 2020	December 31, 2019
Investments with a readily determinable fair value	$46,339	$—
Investments without a readily determinable fair value	850	16,650
Total	$47,189	$16,650

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

During the year ended December 31, 2020, we determined a readily determinable fair value became available for one of our investments in equity securities without a readily determinable fair value, and we began treating the investment as an investment with a readily determinable value. For the year ended December 31, 2020, we recognized $29,689 of unrealized gains on our investments in equity securities with a readily determinable fair value. For the years ended December 31, 2020 and 2019, we recorded $34 and $6,480 of unrealized gains on our investments in equity securities without a readily determinable fair value, respectively. No unrealized gains or losses were recorded during the year ended December 31, 2018.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the years ended December 31, 2020 and 2019, rental revenues and other property income includes $91,573 and $92,759 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of December 31, 2020 are as follows:

Year	Lease Payments to be Received
2021	$1,028,387
2022	127,950
2023	—
2024	—
2025	—
Thereafter	—
Total	$1,156,337

ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$12,942	$8,763	$12,552	$1,216
Other liabilities (Note 14)	15,988	8,389	13,787	1,210
Weighted average remaining lease term	4.0 years	3.1 years	3.8 years	2.0 years
Weighted average discount rate	3.5%	4.0%	4.0%	4.0%

During the year ended December 31, 2020, we recorded $1,750 of impairment on one of our ROU lease assets in other, net in the consolidated statements of operations. We did not record any impairment on our ROU lease assets for the year ended December 31, 2019. See Note 11 for additional information regarding this impairment.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Deferred Financing Costs, net
During the year ended December 31, 2020, we incurred $11,832 of financing costs which have been deferred as other assets, net on our consolidated balance sheets. These costs were incurred in connection with a new amended and restated Revolving Facility (see Note 7). We amortize deferred financing costs as interest expense on a straight-line basis over the term of the related financing agreement and accelerate amortization if the debt is retired before the maturity date. The $2,765 of deferred financing costs as of December 31, 2019 were related to a previous revolving facility that was repaid in full during the year ended December 31, 2020. As of December 31, 2020 and 2019, the unamortized balances of these deferred financing costs are $11,637 and $2,765, respectively.
Note 7—Debt
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
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2020 and 2019:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	December 31, 2020	December 31, 2019
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$994,787	$995,520
SWH 2017-1(7)	September 29, 2017	December 9, 2020	N/A	—%	N/A	—	744,092
IH 2017-2(7)	November 9, 2017	December 9, 2021	December 9, 2024	1.29%	91-186 bps	612,506	624,475
IH 2018-1(7)(8)	February 8, 2018	March 9, 2021	March 9, 2025	1.09%	76-151 bps	646,021	793,720
IH 2018-2(7)	May 8, 2018	June 9, 2021	June 9, 2025	1.23%	95-150 bps	693,988	957,135
IH 2018-3(7)	June 28, 2018	July 9, 2021	July 9, 2025	1.42%	105-205 bps	1,036,561	1,213,035
IH 2018-4(7)(9)	November 7, 2018	January 9, 2021	January 9, 2026	1.49%	115-200 bps	848,270	938,430
Total Securitizations						4,832,133	6,266,407
Less: deferred financing costs, net						(12,035)	(27,946)
Total						$4,820,098	$6,238,461

(1)Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2020. For all other mortgage loans, the maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of December 31, 2020, LIBOR was 0.14%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of December 31, 2020.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2,289 and $2,641 as of December 31, 2020 and 2019, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans have exercised the first extension option, and our IH 2017-2 mortgage loan has exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On December 1, 2020, we submitted a notification to request an extension of the maturity date of the IH 2018-1 mortgage loan from March 9, 2021 to March 9, 2022.
(9)On January 9, 2021, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022 was approved by the lender (see Note 15).
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2020 and 2019, a total of 31,316 and 37,040 homes, respectively, with a net book value of $5,761,551 and $7,137,576, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
For SWH 2017-1, IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 2.05%.
The retained certificates total $245,237 and $316,991 as of December 31, 2020 and 2019, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2020, and through the date our consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2020, 2019, and 2018, we made voluntary and mandatory prepayments of $1,434,626, $997,421, and $4,579,594, respectively, under the terms of the mortgage loan agreements. During the year ended December 31, 2020, prepayments included the full repayment of the SWH 2017-1 mortgage loan. During the year ended December 31, 2019, prepayments included the full repayment of the CSH 2016-2 mortgage loan. During the year ended December 31, 2018, prepayments included full repayment of the CAH 2014-1, CAH 2014-2, CAH 2015-1, CSH 2016-1, IH 2015-1, IH 2015-2, and IH 2015-3 mortgage loans.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2020 and 2019:

	Maturity Date	Interest Rate(1)	December 31, 2020	December 31, 2019
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,464
Deferred financing costs, net			(2,268)	(2,486)
Secured Term Loan, net			$401,095	$400,978

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
Collateral
The Secured Term Loan’s collateral pool contains 3,332 and 3,333 homes, respectively, as of December 31, 2020 and 2019, with a net book value of $719,762 and $734,759, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2020, and through the date our consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the year ended December 31, 2020, we made mandatory prepayments of $101. No prepayments were made for the year ended December 31, 2019.
Term Loan Facility and Revolving Facility
On December 8, 2020, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility (the “Credit Facility”). The Credit Facility provides $3,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”) and a $2,500,000 term loan facility (the “Term Loan Facility”), both of which mature on January 31, 2025, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility such that the aggregate amount does not exceed at any time $4,000,000), subject to certain limitations.
The Credit Facility replaced a credit facility that consisted of a $1,000,000 revolving facility (the “2017 Revolving Facility”) and a $1,500,000 term loan facility (the “2017 Term Loan Facility” and together with the 2017 Revolving Facility, the “2017 Credit Facility”). The terms and conditions of the Credit Facility are consistent with those of the 2017 Credit Facility unless otherwise noted below. Proceeds from the Term Loan Facility were used to repay then-outstanding indebtedness, including the 2017 Term Loan Facility. Proceeds from the Revolving Facility are used for general corporate purposes.
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility and 2017 Credit Facility as of December 31, 2020 and 2019, respectively:

	Maturity Date	Interest Rate(1)	December 31, 2020	December 31, 2019
Term Loan Facility(2)	January 31, 2025	1.79%	$2,500,000	$1,500,000
Deferred financing costs, net			(29,093)	(6,253)
Term Loan Facility, net			$2,470,907	$1,493,747

Revolving Facility(2)	January 31, 2025	1.84%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2020, the applicable margins were 1.65% and 1.70% respectively, and LIBOR was 0.14%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. The margin is based on a

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

total leverage based grid. The margins for the Term Loan Facility, Revolving Facility, 2017 Term Loan Facility, and 2017 Revolving Facility are as follows:

	Base Rate Loans			LIBOR Rate Loans
Term Loan Facility	0.45%	—	1.15%	1.45%	—	2.15%
Revolving Facility	0.50%	—	1.15%	1.50%	—	2.15%
2017 Term Loan Facility	0.70%	—	1.30%	1.70%	—	2.30%
2017 Revolving Facility	0.75%	—	1.30%	1.75%	—	2.30%

In addition, the Credit Facility provides that, upon receiving an investment grade rating on its non-credit enhanced, senior unsecured long term debt of BBB- or better from Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc., or Baa3 or better from Moody’s Investors Service, Inc., we may elect to convert to a credit rating based pricing grid. The margins for the Term Loan Facility and Revolving Facility under the credit rating based pricing grid are as follows:

	Base Rate Loans			LIBOR Rate Loans
Term Loan Facility	—%	—	0.65%	0.80%	—	1.65%
Revolving Facility	—%	—	0.45%	0.75%	—	1.45%

The Credit Facility also includes a sustainability component whereby the Revolving Facility pricing can improve upon the Company’s achievement of certain sustainability ratings, determined via an independent third party evaluation. This sustainability feature was not included in the 2017 Revolving Facility.
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay an unused facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.30% or 0.20% per annum based on the unused facility amount. The unused facility fee rate for the 2017 Revolving Facility was 0.35% or .20% per annum based on the unused facility amount. Upon conversion to a credit rating pricing based grid, the unused facility fee will no longer apply and we will be required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees.
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
Loan Covenants
The Credit Facility contains certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of the Subsidiary Guarantors (as defined below) and their respective subsidiaries to (i) engage in certain mergers, consolidations or liquidations, (ii) sell, lease or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) enter into certain burdensome agreements.
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of December 31, 2020, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Guarantees and Security
The obligations under the Credit Facility are guaranteed on a joint and several basis by each of our direct and indirect domestic wholly owned subsidiaries that directly own unencumbered assets (the “Subsidiary Guarantors”), subject to certain exceptions. These guarantees will be automatically released upon the occurrence of certain events, including if the applicable Subsidiary Guarantor is no longer a direct owner of an unencumbered asset. In addition, INVH and each subsidiary of INVH that owns equity in the Borrower may be required to provide a guarantee of the Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.
Although the 2017 Credit Facility was secured, such security interests have been released and the Credit Facility is unsecured.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2020 and 2019:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	December 31, 2020	December 31, 2019
2022 Convertible Notes	3.50%	5.12%	43.7694	January 15, 2022	1.04 years	$345,000	$345,000
Net unamortized fair value adjustment						(5,596)	(10,701)
Total						$339,404	$334,299

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.
(2)The conversion rate as of December 31, 2020 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. As of December 31, 2020, the 2022 Convertible Notes do not meet the criteria for conversion. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.
Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). For the years ended December 31, 2019 and 2018, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5,586 and $11,057, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

As of December 31, 2020, the conversion rate applicable to the 2022 Convertible Notes is 43.7694 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.85 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $103,483 as of December 31, 2020 as the closing market price of our common stock of $29.70 per common share (actual $) exceeds the implicit conversion price. For the years ended December 31, 2020, 2019, and 2018, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $17,181, $16,929, and $16,690 respectively.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2020:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Term Loan Facility(3)	Revolving Facility(3)	Convertible Senior Notes	Total
2021	$3,837,346	$—	$—	$—	$—	$3,837,346
2022	—	—	—	—	345,000	345,000
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
2025	—	—	2,500,000	—	—	2,500,000
Thereafter	994,787	403,363	—	—	—	1,398,150
Total	4,832,133	403,363	2,500,000	—	345,000	8,080,496
Less: deferred financing costs, net	(12,035)	(2,268)	(29,093)	—	—	(43,396)
Less: unamortized fair value adjustment	—	—	—	—	(5,596)	(5,596)
Total	$4,820,098	$401,095	$2,470,907	$—	$339,404	$8,031,504

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of December 31, 2020. If fully extended, we would have no mortgage loans maturing before 2024. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender.
(2)On December 1, 2020, we submitted a notification to request an extension of the maturity date of the IH 2018-1 mortgage loan from March 9, 2021 to March 9, 2022. Additionally, on January 9, 2021, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022 was approved by the lender (see Note 15).
(3)If we exercise the two six month extension options, the maturity date will be in 2026.
Note 8—Derivative Instruments
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
The table below summarizes our interest rate swap instruments as of December 31, 2020:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
December 11, 2019	February 28, 2017	December 31, 2024	1.74%	One month LIBOR	$750,000
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	400,000
February 15, 2019	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
January 10, 2017	January 15, 2020	January 15, 2021	2.13%	One month LIBOR	550,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 3, 2016	July 15, 2020	July 15, 2021	1.47%	One month LIBOR	450,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
January 10, 2017	January 15, 2021	July 15, 2021	2.23%	One month LIBOR	550,000
December 9, 2019	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

During the year ended December 31, 2020, we terminated an interest rate swap and paid the counterparty $15,249 in connection with this termination. During the year ended December 31, 2019, we modified the start date of an interest rate swap and paid the counterparty $8,239 in connection with the modification.
During the years ended December 31, 2020, 2019, and 2018, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $147,020 will be reclassified to earnings as an increase in interest expense.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

During the year ended December 31, 2020, we accelerated the reclassification of certain amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts represented a loss of $3,111 and were recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2020. We did not accelerate the reclassification of any amounts in other comprehensive income to earnings during the years ended December 31, 2019 and 2018.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to LIBOR, which is set to expire at the end of 2021. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 6.32%.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2020	December 31, 2019	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$1,643	Other liabilities	$539,560	$275,679

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1	—	Other liabilities	—	—
Total		$1	$1,643		$539,560	$275,679

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2020 and 2019:

	December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$539,560	$—	$539,560	$—	$—	$539,560

	December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1,643	$—	$1,643	$(1,054)	$—	$589
Offsetting liabilities:
Derivatives	$275,679	$—	$275,679	$(1,054)	$—	$274,625

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Loss and the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive loss and the consolidated statements of operations for the years ended December 31, 2020, 2019, and 2018:

	Amount of Loss Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income (Loss)			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2020	2019	2018		2020	2019	2018	2020	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(388,466)	$(244,126)	$(43,211)	Interest expense	$(116,549)	$20,763	$18,627	$353,923	$367,173	$383,595

	Location of Loss Recognized in Net Income (Loss) on Derivative	Amount of Loss Recognized in Net Income (Loss) on Derivative
		For the Years Ended December 31,
		2020	2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$273	$126	$641

Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2020, the fair value of certain derivatives in a net liability position was $539,560. If we had breached any of these provisions at December 31, 2020, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $564,623.
Note 9—Stockholders' Equity
As of December 31, 2020, we have issued 567,117,666 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets and statements of equity. As of December 31, 2020, 3,463,285 outstanding OP Units are redeemable.
During the years ended December 31, 2020, 2019, and 2018, we issued 25,474,941, 20,994,748, and 1,474,835 shares of common stock, respectively.
Public Offering
On June 4, 2020, we completed an underwritten public offering of 16,675,000 shares of our common stock, including 2,175,000 shares sold pursuant to the underwriters’ full exercise of the option to purchase additional shares. During the year ended December 31, 2020, this offering generated net proceeds of $447,533, after giving effect to commissions and other costs totaling $6,861.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the years ended December 31, 2020 and 2019, we sold 8,413,224 and 1,957,139, respectively, shares of our common stock under our ATM Equity Program, generating net proceeds of $239,190 and $55,263, respectively, after giving effect to Agent commissions and other costs totaling $3,851 and $1,696, respectively. As of December 31, 2020, $500,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends declared from January 1, 2019 through December 31, 2020:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q4-2020	November 10, 2020	$0.15	November 25, 2020	$84,911
Q3-2020	August 12, 2020	0.15	August 28, 2020	84,286
Q2-2020	May 13, 2020	0.15	May 29, 2020	81,916
Q1-2020	February 12, 2020	0.15	February 28, 2020	81,673
Q4-2019	November 13, 2019	0.13	November 27, 2019	70,693
Q3-2019	August 15, 2019	0.13	August 30, 2019	70,465
Q2-2019	May 15, 2019	0.13	May 31, 2019	68,334
Q1-2019	February 13, 2019	0.13	February 28, 2019	67,965
On January 28, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on February 10, 2021, which is payable on February 26, 2021.
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
Share-Based Awards
The following summarizes our share-based award activity during the years ended December 31, 2020, 2019, and 2018.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the years ended December 31, 2020, 2019, and 2018, we granted 499,228, 534,547, and 644,733 RSUs, respectively, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

LTIP time-vesting RSUs vest in three equal annual installments based on an anniversary date of March 1st. LTIP PRSUs may be earned based on the achievement of certain measures over a three year performance period. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.
•PRSU Results: During the years ended December 31, 2020, 2019, and 2018, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 91,200, 23,392, and 39,871 shares of common stock, respectively. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other LTIP PRSUs did not achieve performance criteria, resulting in the cancellation of 5,348 and 52,896 awards during the years ended years ended December 31, 2020 and 2019, respectively. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below. As of December 31, 2020, all PRSU awards issued as part of the 2017 LTIP have fully vested.
Other Awards
•Director Awards: During the year ended December 31, 2020, we granted 58,690 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2021 annual stockholders meeting, subject to continued service on the board of directors through such date. During the years ended December 31, 2019 and 2018, INVH issued 53,704 and 52,114 time-vesting RSUs, which awards fully vested on the dates of INVH’s 2020 and 2019 annual stockholders meetings, respectively.
•Supplemental Bonus Plan: Upon the completion of our IPO, $59,797 of supplemental bonus awards were converted into 2,988,120 time-vesting RSUs that generally vested in three equal installments unless modified in connection with the Mergers or the resulting integration. During the year ended December 31, 2019, the final supplemental bonus awards were fully vested.
•Merger-Related Awards: During the year ended December 31, 2018, the grant date was established for 168,184 PRSUs issued in connection with the Mergers. These merger-related PRSUs were eligible to be earned based on the achievement of certain measures over performance periods that began on the Merger Date and ended approximately one and a half to three years thereafter. The number of merger-related PRSUs earned was determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. During the year ended December 31, 2019, vesting of all remaining time-vesting merger-related awards was accelerated in accordance with the terms of the award agreement. During the year ended December 31, 2019, 77,926 of such PRSUs were forfeited; and during the year ended December 31, 2020, all outstanding merger-related PRSUs vested. Certain of these PRSUs achieved performance in excess of the target level, resulting in the issuance of an additional 4,756 shares of common stock which are reflected as an increase in the number of awards granted and vested in the table below.
•Bonus and Retention Awards: During the year ended December 31, 2018, we granted 136,941 RSUs to employees (the “2018 Bonus Awards”). Each of the 2018 Bonus Awards is a time-vesting award which vests in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date. As of December 31, 2020, 138,122 retention awards issued during the year ended December 31, 2017 remain outstanding and are scheduled to vest in June 2021.
Assumed Awards
In connection with the Mergers, we assumed the terms of award agreements governing 949,698 (as calculated in number of INVH shares of common stock) non-vested RSUs granted prior to the Mergers under SWH’s equity incentive plans. Each assumed award was a time-vesting award that was issued with service periods ranging from three years to four years, unless accelerated pursuant to the original agreement or otherwise modified in connection with the Mergers or the resulting integration. During the year ended December 31, 2020, the final SWH equity awards were fully vested.

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
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the years ended December 31, 2020, 2019, and 2018:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2017	2,695,902	$21.51	408,102	$22.25	3,104,004	$20.79
Granted	387,746	21.94	654,137	22.22	1,041,883	22.12
Vested(2)	(1,351,019)	(21.38)	(133,496)	(23.11)	(1,484,515)	(21.54)
Forfeited / canceled	(136,985)	(22.69)	(40,010)	(22.44)	(176,995)	(22.63)
Balance, December 31, 2018	1,595,644	21.63	888,733	22.09	2,484,377	21.79
Granted	242,224	23.44	369,419	24.27	611,643	23.94
Vested(2)	(1,076,025)	(21.46)	(83,938)	(21.21)	(1,159,963)	(21.45)
Forfeited / canceled	(76,774)	(22.03)	(249,138)	(21.75)	(325,912)	(21.81)
Balance, December 31, 2019	685,069	22.48	925,076	23.13	1,610,145	22.86
Granted	225,760	28.25	428,114	29.61	653,874	29.14
Vested(2)	(339,448)	(22.81)	(353,156)	(22.04)	(692,604)	(22.42)
Forfeited / canceled	(11,258)	(25.59)	(24,223)	(23.56)	(35,481)	(24.20)
Balance, December 31, 2020	560,123	$24.54	975,811	$26.36	1,535,934	$25.70

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the years ended December 31, 2020, 2019, and 2018 was $12,625, $30,526, and $33,106, respectively. During the years ended December 31, 2020, 2019, and 2018, 2,109, 295,459, and 374,162 RSUs, respectively, were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the years ended December 31, 2020, 2019, and 2018:

	For the Years Ended December 31,
	2020			2019			2018
Expected volatility(1)	17.2%	—	17.3%	17.2%	—	17.4%	14.5%	—	17.3%
Risk-free rate	0.85%			2.25%	—	2.42%	2.38%
Expected holding period (years)	2.09	—	2.84	2.84	—	2.92	2.71	—	2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.
Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2020, 2019, and 2018, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2020	2019	2018
General and administrative	$13,579	$15,083	$23,999
Property management expense	3,511	3,075	5,500
Total	$17,090	$18,158	$29,499
As of December 31, 2020, there is $18,827 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.77 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of December 31, 2020 and 2019, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$245,237	$249,736	$316,991	$318,299

Liabilities carried at historical cost on the consolidated balance sheets:
Mortgage loans(2)	Level 2	$4,832,133	$4,923,107	$6,266,407	$6,292,261
Secured Term Loan(3)	Level 3	403,363	447,190	403,464	411,213
Term Loan Facility(4)	Level 3	2,500,000	2,514,623	1,500,000	1,500,444
Convertible Senior Notes(5)	Level 3	339,404	351,166	334,299	346,489

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying values of the mortgage loans are shown net of discount and exclude $12,035 and $27,946 of deferred financing costs as of December 31, 2020 and 2019, respectively.
(3)The carrying value of the Secured Term Loan excludes $2,268 and $2,486 of deferred financing costs as of December 31, 2020 and 2019, respectively.
(4)The carrying value of the Term Loan Facility excludes $29,093 and $6,253 of deferred financing costs as of December 31, 2020 and 2019, respectively.
(5)The carrying values of the Convertible Senior Notes include unamortized discounts of $5,596 and $10,701 as of December 31, 2020 and 2019, respectively.

The fair values of our investment in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobserverable inputs used to develop our Level 3 fair value measurements as of December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$447,190	Discounted Cash Flow	Effective Rate	2.41%
Term Loan Facility	2,514,623	Discounted Cash Flow	Effective Rate	1.77%	—	2.55%
Convertible Senior Notes	351,166	Discounted Cash Flow	Effective Rate	1.76%

(1)Our Level 3 fair value instruments require interest only monthly payments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2020	2019	2018
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$451	$9,255	$2,179
Total impairments	(89)	(2,193)	(507)
Fair value	$362	$7,062	$1,672

	For the Years Ended December 31,
	2020	2019	2018
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$21,427	$61,061	$33,609
Total impairments	(4,489)	(12,017)	(6,202)
Fair value	$16,938	$49,044	$27,407
For additional information related to our single-family residential properties as of December 31, 2020 and 2019, refer to Note 3.
ROU Lease Assets
During the year ended December 31, 2020, we relocated one of our corporate offices and vacated the former location. As the expected undiscounted sublease payments through the remaining original lease term of the vacated office space no longer exceed the carrying value of the related ROU lease asset, we concluded that the ROU lease asset was not fully recoverable. During the year ended December 31, 2020, we recorded impairment of $1,750 in other, net in the consolidated statements of operations. The fair value of the ROU lease asset measured at fair value on a nonrecurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on a discounted cash flow analysis reflective of the income expected from a sublease. For additional information related to our ROU lease assets as of December 31, 2020 and 2019, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Years Ended December 31,
	2020	2019	2018
(in thousands, except share and per share data)
Numerator:
Net income (loss) available to common stockholders — basic and diluted	$195,764	$145,068	$(5,744)

Denominator:
Weighted average common shares outstanding — basic	553,993,321	531,235,962	520,376,929
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,465,286	1,263,825	—
Weighted average common shares outstanding — diluted	555,458,607	532,499,787	520,376,929

Net income (loss) per common share — basic	$0.35	$0.27	$(0.01)
Net income (loss) per common share — diluted	$0.35	$0.27	$(0.01)
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the years ended December 31, 2020, 2019, and 2018, 467, 121, and 1,267,175 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator as their inclusion would have been anti-dilutive.
For the years ended December 31, 2020, 2019, and 2018, the vested OP Units have been excluded from the computation of EPS because all income attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income (loss) available to common stockholders.
For the years ended December 31, 2019 and 2018, using the “if-converted” method, 6,225,341 and 12,420,013, respectively, potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion are excluded from the computation of diluted EPS as they are anti-dilutive. For the years ended December 31, 2020, 2019, and 2018, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are also excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the Convertible Senior Notes for the years ended December 31, 2020, 2019, and 2018. See Note 7 for further discussion about the Convertible Senior Notes.
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
As of December 31, 2020 and 2019, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $870, $2,490, and $1,241 of current income tax expense for the years ended December 31, 2020, 2019, and 2018, respectively, which has been recorded in gain on sale of property, net of tax in the consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of December 31, 2020, for the periods below:

Year	Operating Leases	Finance Leases
2021	$5,108	$3,174
2022	4,182	2,547
2023	3,202	2,495
2024	2,854	731
2025	1,415	—
Thereafter	383	—
Total lease payments	17,144	8,947
Less: imputed interest	(1,156)	(558)
Total lease liability	$15,988	$8,389
The components of lease expense for the years ended December 31, 2020 and 2019 are as follows:

	For the Years Ended December 31,
	2020	2019
Operating lease cost:
Fixed lease cost	$4,324	$4,059
Variable lease cost	1,155	1,294
Total operating lease cost	$5,479	$5,353

Finance lease cost:
Amortization of ROU assets	$2,341	$491
Interest on lease liabilities	456	59
Total finance lease cost	$2,797	$550

During the year ended December 31, 2018, we incurred rent and other related occupancy expenses of $6,306.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2020, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2020, for potential recognition or disclosure.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Extensions of Existing Mortgage Loans
On January 9, 2021, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2021 to January 9, 2022 was approved by the lender.
Dividend Declaration
On January 28, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on February 10, 2021, which is payable on February 26, 2021.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2020
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,541	5,940	$659,381	$325,364	$1,616,121	$—	$270,280	$325,364	$1,886,401	$2,211,765	$(337,664)	1920-2020	2012-2020	7	-	28.5 years
Carolinas	4,930	2,124	271,492	174,664	744,465	—	98,108	174,664	842,573	1,017,237	(131,602)	1900-2019	2012-2020	7	-	28.5 years
Chicago	2,614	44	5,531	132,559	325,761	—	109,616	132,559	435,377	567,936	(97,398)	1877-2015	2012-2017	7	-	28.5 years
Dallas	2,753	974	127,497	126,191	475,510	—	30,770	126,191	506,280	632,471	(46,228)	1952-2020	2017-2020	7	-	28.5 years
Denver	2,340	1,198	209,518	194,229	544,952	—	38,882	194,229	583,834	778,063	(58,186)	1885-2020	2017-2020	7	-	28.5 years
Houston	2,148	584	58,464	63,695	310,875	—	16,078	63,695	326,953	390,648	(37,156)	1954-2014	2017	7	-	28.5 years
Jacksonville	1,867	970	130,498	86,725	219,973	—	56,090	86,725	276,063	362,788	(70,311)	1955-2015	2012-2020	7	-	28.5 years
Las Vegas	3,005	1,971	314,258	130,262	571,699	—	47,499	130,262	619,198	749,460	(83,554)	1953-2019	2012-2020	7	-	28.5 years
Minneapolis	1,126	68	9,766	66,782	138,038	—	52,414	66,782	190,452	257,234	(48,897)	1886-2015	2013-2015	7	-	28.5 years
Northern California	4,238	2,172	421,548	339,823	723,068	—	112,546	339,823	835,614	1,175,437	(163,004)	1900-2012	2012-2020	7	-	28.5 years
Orlando	6,207	2,977	363,492	215,256	868,491	—	151,140	215,256	1,019,631	1,234,887	(178,849)	1947-2018	2012-2020	7	-	28.5 years
Phoenix	8,168	4,298	535,818	316,002	1,005,748	—	184,084	316,002	1,189,832	1,505,834	(210,648)	1925-2020	2012-2020	7	-	28.5 years
Seattle	3,664	1,352	257,013	292,920	587,833	—	153,551	292,920	741,384	1,034,304	(135,373)	1890-2020	2012-2020	7	-	28.5 years
South Florida	8,286	2,073	377,633	718,446	1,484,121	—	216,393	718,446	1,700,514	2,418,960	(332,716)	1922-2020	2012-2020	7	-	28.5 years
Southern California	7,931	4,367	1,050,923	1,027,310	1,519,586	—	224,449	1,027,310	1,744,035	2,771,345	(327,411)	1900-2014	2012-2020	7	-	28.5 years
Tampa	8,180	3,487	435,577	329,568	1,179,327	—	184,486	329,568	1,363,813	1,693,381	(254,060)	1923-2020	2012-2020	7	-	28.5 years
Total	79,998	34,599	$5,228,409	$4,539,796	$12,315,568	$—	$1,946,386	$4,539,796	$14,261,954	$18,801,750	$(2,513,057)

(1)Number of properties represents 80,177 total properties owned less 179 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2020.
(2)Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages under the mortgage loans and the Secured Term Loan, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is original issue discount, deferred financing costs, and 49 held for sale properties with an encumbered balance of $9,376.
(3)The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $17,003,597 (unaudited) as of December 31, 2020.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Residential Real Estate
Balance at beginning of period	$18,247,164	$18,229,974	$18,387,898
Additions during the period
Acquisitions	621,697	586,075	252,391
Initial renovations	93,096	63,630	44,207
Other capital expenditures	167,549	168,575	141,595
Deductions during the period
Dispositions and other	(407,762)	(839,873)	(472,168)
Reclassifications
Properties held for sale, net of dispositions	80,006	38,783	(123,949)
Balance at close of period	$18,801,750	$18,247,164	$18,229,974

Accumulated Depreciation
Balance at beginning of period	$(2,003,972)	$(1,543,914)	$(1,075,634)
Depreciation expense	(546,419)	(529,205)	(511,988)
Dispositions and other	44,974	70,382	32,429
Reclassifications
Properties held for sale, net of dispositions	(7,640)	(1,235)	11,279
Balance at close of period	$(2,513,057)	$(2,003,972)	$(1,543,914)