Form 10-Q
period 2021-03-31
Invitation Homes Inc.
filed 2021-04-29
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2021
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of April 26, 2021, there were 567,650,434 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item	4.	Controls and Procedures	65

PART II
Item	1.	Legal Proceedings	66
Item	1A.	Risk Factors	66
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item	3.	Defaults Upon Senior Securities	66
Item	4.	Mine Safety Disclosures	66
Item	5.	Other Information	66
Item	6.	Exhibits	67

Signatures			69

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, and risks related to the potential negative impact of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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
•“Same Store” or “Same Store portfolio” includes, for a given reporting period, wholly owned homes that have been stabilized and seasoned, excluding homes that have been sold, homes that have been identified for sale to an owner occupant and have become vacant, homes that have been deemed inoperable or significantly impaired by casualty loss events or force majeure, homes acquired in portfolio transactions that are deemed not to have undergone renovations of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio, and homes in markets that we have announced an intent to exit where we no longer operate a significant number of homes for the primary purpose of income generation. Homes are considered stabilized if they have (i) completed an initial renovation and (ii) entered into at least one post-initial renovation lease. An acquired portfolio that is both leased and deemed to be of sufficiently similar quality and characteristics as the existing Invitation Homes Same Store portfolio may be considered stabilized at the time of acquisition. Homes are considered to be seasoned once they have been stabilized for at least 15 months prior to January 1st of the year in which the Same Store portfolio was established. We believe information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides management and external stakeholders with meaningful information about the performance of our comparable homes across periods and about trends in our organic business;
•“Southeast United States” includes our Atlanta and Carolinas markets;
•“South Florida” includes Miami-Fort Lauderdale-West Palm Beach, FL, and Port St. Lucie, FL;
•“Southern California” includes Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA, and San Diego-Carlsbad, CA;
•“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless otherwise indicated, total homes or total portfolio refers to the wholly owned homes and excludes homes owned in joint ventures. Additionally, unless the context otherwise requires, all measures in this Quarterly Report on Form 10-Q are presented on a total portfolio basis;
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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,551,870	$4,539,796
Building and improvements	14,381,231	14,261,954
	18,933,101	18,801,750
Less: accumulated depreciation	(2,648,052)	(2,513,057)
Investments in single-family residential properties, net	16,285,049	16,288,693
Cash and cash equivalents	187,310	213,422
Restricted cash	223,511	198,346
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	73,849	69,267
Other assets, net	462,493	478,287
Total assets	$17,490,419	$17,506,222

Liabilities:
Mortgage loans, net	$4,808,085	$4,820,098
Secured term loan, net	401,149	401,095
Term loan facility, net	2,472,718	2,470,907
Revolving facility	—	—
Convertible senior notes, net	340,730	339,404
Accounts payable and accrued expenses	180,423	149,299
Resident security deposits	160,205	157,936
Other liabilities	494,749	611,410
Total liabilities	8,858,059	8,950,149
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 567,650,434 and 567,117,666 outstanding as of March 31, 2021 and December 31, 2020, respectively	5,677	5,671
Additional paid-in capital	9,705,122	9,707,258
Accumulated deficit	(700,728)	(661,162)
Accumulated other comprehensive loss	(429,958)	(546,942)
Total stockholders' equity	8,580,113	8,504,825
Non-controlling interests	52,247	51,248
Total equity	8,632,360	8,556,073
Total liabilities and equity	$17,490,419	$17,506,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues:
Rental revenues and other property income	$474,454	$449,789
Joint venture management fees	771	—
Total revenues	475,225	449,789

Expenses:
Property operating and maintenance	168,373	166,916
Property management expense	15,842	14,372
General and administrative	16,950	14,228
Interest expense	83,406	84,757
Depreciation and amortization	144,501	135,027
Impairment and other	356	3,127
Total expenses	429,428	418,427

Unrealized gains (losses) on investments in equity securities	(3,140)	34
Other, net	230	3,680
Gain on sale of property, net of tax	14,484	15,200
Income from investments in unconsolidated joint ventures	351	—

Net income	57,722	50,276
Net income attributable to non-controlling interests	(355)	(320)

Net income attributable to common stockholders	57,367	49,956
Net income available to participating securities	(95)	(102)

Net income available to common stockholders — basic and diluted (Note 12)	$57,272	$49,854

Weighted average common shares outstanding — basic	567,375,502	542,549,512
Weighted average common shares outstanding — diluted	568,826,104	543,904,420

Net income per common share — basic	$0.10	$0.09
Net income per common share — diluted	$0.10	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE GAIN (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Net income	$57,722	$50,276

Other comprehensive loss
Unrealized gains (losses) on interest rate swaps	80,059	(341,438)
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	37,643	8,567
Other comprehensive gain (loss)	117,702	(332,871)
Comprehensive gain (loss)	175,424	(282,595)
Comprehensive (gain) loss attributable to non-controlling interests	(1,073)	1,749

Comprehensive gain (loss) attributable to common stockholders	$174,351	$(280,846)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2021 and 2020
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	567,117,666	$5,671	$9,707,258	$(661,162)	$(546,942)	$8,504,825	$51,248	$8,556,073
Capital distributions	—	—	—	—	—	—	(605)	(605)
Net income	—	—	—	57,367	—	57,367	355	57,722
Dividends and dividend equivalents declared ($0.17 per share)	—	—	—	(96,933)	—	(96,933)	—	(96,933)
Issuance of common stock — settlement of RSUs, net of tax	532,768	6	(7,419)	—	—	(7,413)	—	(7,413)
Share-based compensation expense	—	—	5,283	—	—	5,283	531	5,814
Total other comprehensive income	—	—	—	—	116,984	116,984	718	117,702
Balance as of March 31, 2021	567,650,434	$5,677	$9,705,122	$(700,728)	$(429,958)	$8,580,113	$52,247	$8,632,360

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	541,642,725	$5,416	$9,010,194	$(524,588)	$(276,600)	$8,214,422	$51,656	$8,266,078
Capital distributions	—	—	—	—	—	—	(534)	(534)
Net income	—	—	—	49,956	—	49,956	320	50,276
Dividends and dividend equivalents declared ($0.15 per share)	—	—	—	(81,673)	—	(81,673)	—	(81,673)
Issuance of common stock — settlement of RSUs, net of tax	252,654	3	(3,174)	—	—	(3,171)	—	(3,171)
Issuance of common stock, net	1,872,066	19	55,902	—	—	55,921	—	55,921
Share-based compensation expense	—	—	3,590	—	—	3,590	511	4,101
Total other comprehensive loss	—	—	—	—	(330,802)	(330,802)	(2,069)	(332,871)
Balance as of March 31, 2020	543,767,445	$5,438	$9,066,512	$(556,305)	$(607,402)	$7,908,243	$49,884	$7,958,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$57,722	$50,276

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,501	135,027
Share-based compensation expense	5,814	4,101
Amortization of deferred leasing costs	2,735	2,856
Amortization of deferred financing costs	3,510	7,952
Amortization of debt discounts	1,414	1,348
Provisions for impairment	431	2,471
Unrealized (gains) losses on investments in equity securities	3,140	(34)
Gain on sale of property, net of tax	(14,484)	(15,200)
Change in fair value of derivative instruments	3,622	1,091
Income from investments in unconsolidated joint ventures, net of operating distributions	(253)	—
Other non-cash amounts included in net income	1,103	(151)
Changes in operating assets and liabilities:
Other assets, net	(2,803)	(10,787)
Accounts payable and accrued expenses	34,297	(4,534)
Resident security deposits	2,269	2,373
Other liabilities	(2,430)	932
Net cash provided by operating activities	240,588	177,721

Investing Activities:
Amounts deposited and held by others	(3,330)	(773)
Acquisition of single-family residential properties	(127,467)	(137,471)
Initial renovations to single-family residential properties	(22,489)	(31,042)
Other capital expenditures for single-family residential properties	(34,855)	(40,220)
Proceeds from sale of single-family residential properties	69,329	123,318
Repayment proceeds from retained debt securities	728	5,539
Investments in unconsolidated joint ventures	(5,000)	—
Non-operating distributions from unconsolidated joint ventures	671	—
Other investing activities	(143)	(93)
Net cash used in investing activities	(122,556)	(80,742)

Financing Activities:
Payment of dividends and dividend equivalents	(97,230)	(81,774)
Distributions to non-controlling interests	(605)	(534)
Payment of taxes related to net share settlement of RSUs	(7,413)	(3,171)
Payments on mortgage loans	(13,022)	(107,387)
Proceeds from revolving facility	—	320,000
Payments on revolving facility	—	(50,000)
Proceeds from issuance of common stock, net	—	55,921
Other financing activities	(709)	(484)
Net cash provided by (used in) financing activities	(118,979)	132,571

Change in cash, cash equivalents, and restricted cash	(947)	229,550
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	411,768	286,245
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$410,821	$515,795

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$78,171	$77,326
Cash paid for income taxes	331	362
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,515	1,398
Financing cash flows from finance leases	678	454

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$4,540	$12,489
Accrued residential property capital improvements at period end	7,077	11,159
Transfer of residential property, net to other assets, net for held for sale assets	24,666	60,061
Change in other comprehensive loss from cash flow hedges	114,111	(333,949)
ROU assets obtained in exchange for operating lease liabilities	557	518
ROU assets obtained in exchange for finance lease liabilities	—	7,285

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of March 31, 2021, INVH owns 99.4% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, and the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 include an allocation of the net income attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations continues to be the adverse effect of the ongoing pandemic resulting from the coronavirus, or COVID-19. We are closely monitoring the impact of the pandemic on all aspects of our business.
Since the outbreak, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States, have imposed temporary eviction moratoriums if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. We comply with all applicable Federal, state, and local laws, regulations, and ordinances, and we adhere to restrictions on evictions, collections, rent increases, and late fees as appropriate. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. While none of the current restrictions have materially impacted our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents.
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term due to, but not limited to, the following: (1) reduced economic activity that impacts the earnings or health of our residents, thereby causing them to be unable to fully meet their obligations to us and resulting in increases in uncollectible revenues and thus reductions in rental revenues and other property income; (2) governmental regulations, restrictions and moratoriums that negatively impact our ability to charge and collect rental revenues and other property

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
income or impose restrictions on our ability to provide services to our residents and homes; (3) negative financial impact of the pandemic that could impact our ability to access funds available under our Revolving Facility (as defined in Note 7) or affect future compliance with financial covenants of our Credit Facility (as defined in Note 7) and other debt agreements; and (4) weaker economic conditions that could cause us to recognize impairments in value of our tangible assets or goodwill.
On March 11, 2021, the American Rescue Plan Act (the “ARPA”), a $1.9 trillion COVID-19 relief package authorizing additional federal spending and an increase in anti-poverty programs to help millions of families still struggling amid the pandemic, was signed into law. The ARPA includes nearly $50 billion in housing and homelessness resources and provides over $27 billion for rental assistance. It is uncertain if the ARPA’s housing and rental assistance resources will enable longer term housing stability for some of our residents and/or reduce rent receivable balances accrued during the pandemic.
The extent to which the ongoing COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability, distribution, and efficacy of vaccines, development and availability of effective therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the ongoing COVID-19 pandemic, among others. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
Reclassification
We reclassified $34 of unrealized gains on investments in equity securities from other, net into unrealized gains (losses) on investments in equity securities on our condensed consolidated statement of operations for the three months ended March 31, 2020 to conform to our current presentation. We also reclassified $34 of unrealized gains on investments in equity securities from other non-cash amounts included in net income into unrealized (gains) losses on investments in equity securities on our condensed consolidated statement of cash flows for the three months ended March 31, 2020 to conform to our current presentation. These reclassifications had no effect on the total reported net income on the condensed consolidated statement of operations or on the total net cash provided by operating activities on the condensed consolidated statement of cash flows for the three months ended March 31, 2020.
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
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and contracts in its own equity. The guidance reduces the number of accounting models for convertible instruments, requires entities to use the “if-converted” method in diluted earnings (loss) per share (“EPS”), and requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares. The new standard will be effective for annual reporting periods beginning after December 15, 2021, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2020 and interim periods within that reporting period. Our 2022 Convertible Notes (as defined in Note 7) are the only instruments we have that will be subject to

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
ASU 2020-06, and these notes mature on January 15, 2022. As such, ASU 2020-06 will not materially affect our condensed consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2021	December 31, 2020
Land	$4,551,870	$4,539,796
Single-family residential property	13,749,781	13,631,859
Capital improvements	516,503	515,479
Equipment	114,947	114,616
Total gross investments in the properties	18,933,101	18,801,750
Less: accumulated depreciation	(2,648,052)	(2,513,057)
Investments in single-family residential properties, net	$16,285,049	$16,288,693
As of March 31, 2021 and December 31, 2020, the carrying amount of the residential properties above includes $120,533 and $119,929, respectively, of capitalized acquisition costs (excluding purchase price), along with $68,702 and $68,197, respectively, of capitalized interest, $27,213 and $26,899, respectively, of capitalized property taxes, $4,669 and $4,654, respectively, of capitalized insurance, and $3,139 and $3,090, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2021 and 2020, we recognized $142,784 and $133,914, respectively, of depreciation expense related to the components of the properties, and $1,717 and $1,113, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2021 and 2020, impairments totaling $431 and $2,471, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$187,310	$213,422
Restricted cash	223,511	198,346
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$410,821	$411,768
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
The balances of our restricted cash accounts, as of March 31, 2021 and December 31, 2020, are set forth in the table below. As of March 31, 2021 and December 31, 2020, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	March 31, 2021	December 31, 2020
Resident security deposits	$160,459	$158,244
Property taxes	30,458	7,511
Collections	22,979	22,978
Capital expenditures	4,919	4,919
Letters of credit	3,321	3,320
Special and other reserves	1,375	1,374
Total	$223,511	$198,346
Note 5—Investments In Unconsolidated Joint Ventures
We have invested in two joint ventures which are accounted for using the equity method model of accounting. The following table summarizes our investments in unconsolidated joint ventures as of March 31, 2021 and December 31, 2020:

		Number of Properties		Carrying Value
	Ownership Percentage	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
FNMA(1)	10%	554	571	$53,344	$53,678
Rockpoint(2)	20%	435	140	20,505	15,589
Total				$73,849	$69,267

(1)Contains homes primarily located in Arizona, California, and Nevada.
(2)Contains homes in markets within the Western United States, Southeast United States, Florida, and Texas.

In October 2020, we entered into an agreement with Rockpoint to form a joint venture that will acquire homes in markets where we already own homes. As of February 2021, the joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of March 31, 2021, our remaining equity commitment to the joint venture is $54,400.
For the three months ended March 31, 2021, we recorded of $351 of income from investments in unconsolidated joint ventures which is included in income from investments in unconsolidated joint ventures in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020, we recorded $522 of income from investments in unconsolidated joint ventures which is included in other, net in the accompanying condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The administrative manager of Rockpoint and the managing member of FNMA are wholly owned subsidiaries of INVH LP and are responsible for the operations and management of the properties, subject to Rockpoint and FNMA’s respective approval of major decisions. The subsidiaries earn asset and property management fees from our joint ventures, which are considered to be related parties. For the three months ended March 31, 2021, we earned $771 of management fees which are included in joint venture management fees in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2020, we earned $680 of management fees which are included in other, net in the accompanying condensed consolidated statements of operations.
Note 6—Other Assets
As of March 31, 2021 and December 31, 2020, the balances in other assets, net are as follows:

	March 31, 2021	December 31, 2020
Investments in debt securities, net	$244,597	$245,237
Investments in equity securities	44,760	47,189
Prepaid expenses	39,737	41,347
Rent and other receivables, net	36,455	35,256
Held for sale assets(1)	31,897	44,163
ROU lease assets — operating and finance, net	20,611	21,705
Deferred financing costs, net	10,913	11,637
Corporate fixed assets, net	9,146	9,995
Deferred leasing costs, net	6,943	7,631
Amounts deposited and held by others	6,546	2,852
Derivative instruments (Note 8)	1	1
Other	10,887	11,274
Total	$462,493	$478,287

(1)As of March 31, 2021 and December 31, 2020, 128 and 179 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $244,597, net of unamortized discounts of $2,201, as of March 31, 2021. These investments in debt securities are classified as held to maturity investments. As of March 31, 2021, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next two months to six years.
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value. Investments without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
investments in the same issuer. As of March 31, 2021 and December 31, 2020, the values of our investments in equity securities are as follows:

	March 31, 2021	December 31, 2020
Investments with a readily determinable fair value	$43,199	$46,339
Investments without a readily determinable fair value	1,561	850
Total	$44,760	$47,189

For the three months ended March 31, 2021, we recognized $3,140 of unrealized losses on our investments in equity securities with a readily determinable fair value and no unrealized gains or losses on our investments in equity securities without a readily determinable fair value. For the three months ended March 31, 2020, we recorded $34 of unrealized gains on our investments in equity securities without a readily determinable fair value, and we did not have any investments in equity securities with a readily determinable fair value.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2021 and 2020, rental revenues and other property income includes $24,394 and $25,047 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of March 31, 2021 are as follows:

Year	Lease Payments to be Received
Remainder of 2021	$912,745
2022	245,541
2023	9,666
2024	—
2025	—
Thereafter	—
Total	$1,167,952

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$12,573	$8,038	$12,942	$8,763
Other liabilities (Note 14)	15,505	7,712	15,988	8,389
Weighted average remaining lease term	3.9 years	2.9 years	4.0 years	3.1 years
Weighted average discount rate	3.4%	4.0%	3.5%	4.0%
Deferred Financing Costs, net
In connection with a new amended and restated Revolving Facility (see Note 7), we incurred $11,832 of financing costs during the year ended December 31, 2020, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of March 31, 2021 and December 31, 2020, the unamortized balances of these deferred financing costs are $10,913 and $11,637, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2021 and December 31, 2020:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	March 31, 2021	December 31, 2020
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$994,875	$994,787
IH 2017-2(7)	November 9, 2017	December 9, 2021	December 9, 2024	1.26%	91-186 bps	610,862	612,506
IH 2018-1(7)	February 8, 2018	March 9, 2022	March 9, 2025	1.06%	76-151 bps	643,833	646,021
IH 2018-2(7)(8)	May 8, 2018	June 9, 2021	June 9, 2025	1.20%	95-150 bps	691,905	693,988
IH 2018-3(7)(9)	June 28, 2018	July 9, 2021	July 9, 2025	1.39%	105-205 bps	1,033,451	1,036,561
IH 2018-4(7)	November 7, 2018	January 9, 2022	January 9, 2026	1.46%	115-200 bps	844,273	848,270
Total Securitizations						4,819,199	4,832,133
Less: deferred financing costs, net						(11,114)	(12,035)
Total						$4,808,085	$4,820,098

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offer Rate (“LIBOR”) (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of March 31, 2021, LIBOR was 0.11%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of March 31, 2021.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2,201 and $2,289 as of March 31, 2021 and December 31, 2020, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans have exercised the first extension option, and our IH 2017-2 and IH 2018-1 mortgage loans have exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On March 5, 2021, we submitted a notification to request an extension of the maturity date of the IH 2018-2 mortgage loan from June 9, 2021 to June 9, 2022.
(9)On April 6, 2021, we submitted a notification to request an extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July, 9 2022 (see Note 15).
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2021 and December 31, 2020, a total of 31,252 and 31,316 homes, respectively, with a net book value of $5,708,828 and $5,761,551, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 2.05%.
The retained certificates total $244,597 and $245,237 as of March 31, 2021 and December 31, 2020, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2021, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2021 and 2020, we made voluntary and mandatory prepayments of $13,022 and $107,387, respectively, under the terms of the mortgage loan agreements.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of March 31, 2021 and December 31, 2020:

	Maturity Date	Interest Rate(1)	March 31, 2021	December 31, 2020
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(2,214)	(2,268)
Secured Term Loan, net			$401,149	$401,095

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Collateral
The Secured Term Loan’s collateral pool contains 3,334 and 3,332 homes as of March 31, 2021 and December 31, 2020, respectively, with a net book value of $715,667 and $719,762, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2021, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. No such prepayments were made during the three months ended March 31, 2021 and 2020.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2021 and December 31, 2020, respectively:

	Maturity Date	Interest Rate(1)	March 31, 2021	December 31, 2020
Term Loan Facility(2)	January 31, 2025	1.66%	$2,500,000	$2,500,000
Deferred financing costs, net			(27,282)	(29,093)
Term Loan Facility, net			$2,472,718	$2,470,907

Revolving Facility(2)	January 31, 2025	1.71%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2021, the applicable margins were 1.55% and 1.60% respectively, and LIBOR was 0.11%.
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
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay an unused facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.30% or 0.20% per annum based on the unused facility amount. The unused facility fee rate for the 2017 Revolving Facility was 0.35% or 0.20% per annum based on the unused facility amount. Upon conversion to a credit rating pricing based grid, the unused facility fee will no longer apply and we will be required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of March 31, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In January 2017, SWH issued $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 (the “2022 Convertible Notes” or the “Convertible Senior Notes”). Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15th and July 15th of each year. The 2022 Convertible Notes will mature on January 15, 2022.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2021 and December 31, 2020:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	March 31, 2021	December 31, 2020
2022 Convertible Notes	3.50%	5.12%	43.9024	January 15, 2022	0.79 years	$345,000	$345,000
Net unamortized fair value adjustment						(4,270)	(5,596)
Total						$340,730	$339,404

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.
(2)The conversion rate as of March 31, 2021 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.
Terms of Conversion
As of March 31, 2021, the conversion rate applicable to the 2022 Convertible Notes is 43.9024 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.78 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $139,531 as of March 31, 2021 as the closing market price of our common stock of $31.99 per common share (actual $) exceeds the implicit conversion price. For the three months ended March 31, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,344 and $4,279, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2021:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Term Loan Facility(3)	Revolving Facility(3)	Convertible Senior Notes	Total
Remainder of 2021	$2,336,218	$—	$—	$—	$—	$2,336,218
2022	1,488,106	—	—	—	345,000	1,833,106
2023	—	—	—	—	—	—
2024	—	—	—	—	—	—
2025	—	—	2,500,000	—	—	2,500,000
Thereafter	994,875	403,363	—	—	—	1,398,238
Total	4,819,199	403,363	2,500,000	—	345,000	8,067,562
Less: deferred financing costs, net	(11,114)	(2,214)	(27,282)	—	—	(40,610)
Less: unamortized fair value adjustment	—	—	—	—	(4,270)	(4,270)
Total	$4,808,085	$401,149	$2,472,718	$—	$340,730	$8,022,682

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of March 31, 2021. If fully extended, we would have no mortgage loans maturing before 2024. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender.
(2)On March 5, 2021, we submitted a notification to request an extension of the maturity date of the IH 2018-2 mortgage loan from June 9, 2021 to June 9, 2022. On April 6, 2021, we submitted a notification to request an extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July, 9 2022 (see Note 15).
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, each of our swap agreements is indexed to one month LIBOR and is designated for hedge accounting purposes. One month LIBOR is set to expire after June 30, 2023, and we will work with the counterparties to our swap agreements to adjust each floating rate to a comparable or successor rate. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The table below summarizes our interest rate swap instruments as of March 31, 2021:

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

During the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $142,444 will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 6.32%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2021	December 31, 2020	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$425,448	$539,560

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1	1	Other liabilities	—	—
Total		$1	$1		$425,448	$539,560
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2021 and December 31, 2020:

	March 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$425,448	$—	$425,448	$—	$—	$425,448

	December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$539,560	$—	$539,560	$—	$—	$539,560

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2021	2020		2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$80,059	$(341,438)	Interest expense	$(37,643)	$(8,567)	$83,406	$84,757

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended March 31,
		2021	2020
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$31	$13

Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2021, the fair value of certain derivatives in a net liability position was $425,448. If we had breached any of these provisions at March 31, 2021, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $443,318.
Note 9—Stockholders' Equity
As of March 31, 2021, we have issued 567,650,434 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of March 31, 2021, 3,463,285 outstanding OP Units are redeemable.
During the three months ended March 31, 2021 and 2020, we issued 532,768 and 2,124,720 shares of common stock, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the three months ended March 31, 2020, we sold 1,872,066, shares of our common stock under our ATM Equity Program, generating net proceeds of $55,921 after giving effect to Agent commissions and other costs totaling $911. We did not sell any shares of common stock under the ATM Equity Program during the three months ended March 31, 2021. As of March 31, 2021, $500,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends declared from January 1, 2020 through March 31, 2021:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q1-2021	January 28, 2021	$0.17	February 26, 2021	$96,933
Q4-2020	November 10, 2020	0.15	November 25, 2020	84,911
Q3-2020	August 12, 2020	0.15	August 28, 2020	84,286
Q2-2020	May 13, 2020	0.15	May 29, 2020	81,916
Q1-2020	February 12, 2020	0.15	February 28, 2020	81,673
On April 22, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on May 11, 2021, which is payable on May 28, 2021 (see Note 15).
Note 10—Share-Based Compensation
Prior to completion of the IPO, our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key personnel and to provide a means whereby our directors, officers, associates, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares of common stock.
Our share-based awards consist of time-vesting restricted stock units (“RSUs”), performance and market based vesting RSUs (“PRSUs”), and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for EPS purposes, and PRSUs and Outperformance Awards are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2021, refer to our Annual Report on Form 10-K for the year ended December 31, 2020.
Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2021.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the three months ended March 31, 2021, we granted 675,627 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the three months ended March 31, 2021 vest in three equal annual installments based on an anniversary date of March 1, 2021. The PRSUs granted during the three months ended March 31, 2021 may

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
be earned based on the achievement of certain measures over a three year performance period that ends December 31, 2023. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.
•PRSU Results: During the three months ended March 31, 2021, the Compensation Committee certified performance achievement with respect to our 2018 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 159,180 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 47,145 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
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
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the three months ended March 31, 2021:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2020	560,123	$24.54	975,811	$26.36	1,535,934	$25.70
Granted	208,482	29.32	626,325	27.44	834,807	27.91
Vested(2)	(198,522)	(24.24)	(436,493)	(23.31)	(635,015)	(23.60)
Forfeited / canceled	(741)	(27.06)	(47,831)	(22.05)	(48,572)	(22.13)
Balance, March 31, 2021	569,342	$26.40	1,117,812	$28.34	1,687,154	$27.68

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the three months ended March 31, 2021 was $13,715. During the three months ended March 31, 2021, 516 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021
Expected volatility(1)	33.2%
Risk-free rate	0.31%
Expected holding period (years)	2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.
Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2021 and 2020, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2021	2020
General and administrative	$4,640	$3,268
Property management expense	1,174	833
Total	$5,814	$4,101
As of March 31, 2021, there is $34,187 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.16 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of March 31, 2021 and December 31, 2020, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$244,597	$249,545	$245,237	$249,736

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$4,819,199	$4,920,948	$4,832,133	$4,923,107
Secured Term Loan(3)	Level 3	403,363	414,728	403,363	447,190
Term Loan Facility(4)	Level 3	2,500,000	2,508,779	2,500,000	2,514,623
Convertible Senior Notes(5)	Level 3	340,730	350,100	339,404	351,166

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying values of the mortgage loans are shown net of discount and excludes $11,114 and $12,035 of deferred financing costs as of March 31, 2021 and December 31, 2020, respectively.
(3)The carrying value of the Secured Term Loan excludes $2,214 and $2,268 of deferred financing costs as of March 31, 2021 and December 31, 2020, respectively.
(4)The carrying value of the Term Loan Facility excludes $27,282 and $29,093 of deferred financing costs as of March 31, 2021 and December 31, 2020, respectively.
(5)The carrying values of the Convertible Senior Notes include unamortized discounts of $4,270 and $5,596 as of March 31, 2021 and December 31, 2020, respectively.

The fair values of our investments in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of March 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$414,728	Discounted Cash Flow	Effective Rate	3.26%
Term Loan Facility	2,508,779	Discounted Cash Flow	Effective Rate	1.65%	—	3.61%
Convertible Senior Notes	350,100	Discounted Cash Flow	Effective Rate	1.62%

(1)Our Level 3 fair value instruments require interest only monthly payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2021	2020
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$2,281	$10,800
Total impairments	(431)	(2,471)
Fair value	$1,850	$8,329
We did not record any impairments for our investments in single-family residential properties, net held for use during the three months ended March 31, 2021 and 2020. For additional information related to our single-family residential properties as of March 31, 2021 and December 31, 2020, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
	2021	2020
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$57,272	$49,854

Denominator:
Weighted average common shares outstanding — basic	567,375,502	542,549,512
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,450,602	1,354,908
Weighted average common shares outstanding — diluted	568,826,104	543,904,420

Net income per common share — basic	$0.10	$0.09
Net income per common share — diluted	$0.10	$0.09
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended March 31, 2021 and 2020, 67,754 and 112,598 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator as their inclusion would have been anti-dilutive.
For the three months ended March 31, 2021 and 2020, the vested OP Units have been excluded from the computation of EPS because all income attributable to the OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the three months ended March 31, 2021 and 2020, using the “if-converted” method, 15,146,328 and 15,100,443, respectively, potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the 2022 Convertible Notes for the three months ended March 31, 2021 and 2020. See Note 7 for further discussion about the 2022 Convertible Notes.

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
As of March 31, 2021 and December 31, 2020, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $241 and $130 of current income tax expense for the three months ended March 31, 2021 and 2020, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of March 31, 2021, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2021	$3,830	$2,427
2022	4,253	2,545
2023	3,318	2,487
2024	2,973	730
2025	1,540	—
Thereafter	668	—
Total lease payments	16,582	8,189
Less: imputed interest	(1,077)	(477)
Total lease liability	$15,505	$7,712
The components of lease expense for the three months ended March 31, 2021 and 2020 are as follows:

	For the Three Months Ended March 31,
	2021	2020
Operating lease cost:
Fixed lease cost	$1,059	$993
Variable lease cost	343	335
Total operating lease cost	$1,402	$1,328

Finance lease cost:
Amortization of ROU assets	$704	$208
Interest on lease liabilities	86	142
Total finance lease cost	$790	$350

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2021, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2021, for potential recognition or disclosure.
Extension of Existing Mortgage Loan
On April 6, 2021, we submitted a notification to request an extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July, 9 2022.
Dividend Declaration
On April 22, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on May 11, 2021, which is payable on May 28, 2021.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of March 31, 2021, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
COVID-19
The ongoing COVID-19 pandemic has had a significant adverse impact on global and United States economic activity and has contributed to significant volatility and disruption in financial markets. The ultimate impacts remain unknown, but could range from macroeconomic effects (such as continued strain on global and United States economic conditions and disruptions to, and volatility in, the credit and financial markets, consumer spending, and the market for acquisition and disposition of single-family homes) to more industry-specific effects (such as depressed collection rates, higher or lower occupancy levels, and restrictions on evictions, collections, rent increases, and late fees), and other unanticipated consequences. As such, we continue to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of our business and actively manage our response thereto in collaboration with our residents and business partners.
With the safety and well-being of our residents and associates being our highest priority during the ongoing COVID-19 pandemic, we implemented a host of measures and continue to follow protocols that enable teams to safely provide outstanding service to residents. These protocols include: (1) implementing a safety training program and providing personal protective equipment for all associates including a supply of masks, gloves, shoe covers, and hand sanitizer for field teams;(2) adhering to strict safety protocols for maintenance service trips; (3) leveraging self-show and virtual-tour technology; and (4) offering virtual options for resident move-in orientations and pre-move-out visits.

We also continue to adhere to Federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate. Additionally, to act on our core values of "Genuine Care" and "Standout Citizenship," we offer flexible solutions for residents experiencing financial hardship when requested, including payment plans and late fee abatements. Due to the impact of these measures, overall revenue collections as a percentage of monthly billings was 97% for the three months ended March 31, 2021, or approximately 98% of our historical average.
Although the majority of our office-based associates continue to work from home, we are establishing a multi-phase plan that allows associates to return to working on-site when it is safe to do so. The plan takes into consideration factors such as the safety of our associates and residents, our business needs, applicable government regulations, community case trends, and recommendations from public health officials. We plan to gradually allow office-based associates to return on-site while practicing social distancing and other safety measures.
Neither these procedural adjustments nor the overall impact of the COVID-19 pandemic created significant disruptions to our business model during the three months ended March 31, 2021.
The situation surrounding the ongoing COVID-19 pandemic remains fluid, and the full ensuing impact therefrom on our rental revenues and other property income, in particular, cannot be fully determined at present due to an inability to estimate collections of delinquent accounts and expiration of temporary restrictions on evictions, collections, rent increases, and late fees. We will continue to actively manage our response in collaboration with our residents and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business.
For further discussion of risks related to the pandemic, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic” in our Annual Report on Form 10-K.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2021 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,930	98.3%	$2,592	$1.53	12.6%
Northern California	4,235	98.7%	2,264	1.46	6.2%
Seattle	3,696	97.3%	2,324	1.21	5.6%
Phoenix	8,240	97.3%	1,545	0.93	8.5%
Las Vegas	3,010	97.8%	1,756	0.88	3.5%
Denver	2,372	94.7%	2,158	1.18	3.3%
Western United States Subtotal	29,483	97.6%	2,101	1.21	39.7%

Florida:
South Florida	8,280	97.1%	2,263	1.21	12.2%
Tampa	8,217	97.1%	1,753	0.94	9.6%
Orlando	6,245	96.5%	1,760	0.95	7.3%
Jacksonville	1,872	98.2%	1,764	0.89	2.2%
Florida Subtotal	24,614	97.0%	1,928	1.03	31.3%

Southeast United States:
Atlanta	12,556	98.0%	1,600	0.78	13.2%
Carolinas	4,987	96.9%	1,666	0.78	5.4%
Southeast United States Subtotal	17,543	97.7%	1,619	0.78	18.6%

Texas:
Houston	2,146	97.0%	1,607	0.83	2.3%
Dallas	2,808	94.3%	1,849	0.90	3.3%
Texas Subtotal	4,954	95.5%	1,742	0.87	5.6%

Midwest United States:
Chicago	2,604	98.2%	2,018	1.25	3.4%
Minneapolis	1,125	97.8%	1,970	1.00	1.4%
Midwest United States Subtotal	3,729	98.1%	2,004	1.16	4.8%

Announced Market-in-Exit:
Nashville(5)	7	43.2%	2,466	0.88	—%

Total / Average	80,330	97.3%	$1,916	$1.03	100.0%
Same Store Total / Average	72,926	98.4%	$1,915	$1.03	91.7%

(1)As of March 31, 2021.
(2)Represents average occupancy for the three months ended March 31, 2021.
(3)Represents average monthly rent for the three months ended March 31, 2021.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2021.
(5)In December 2019, we announced a plan to fully exit the Nashville market. As of March 31, 2021, we have seven remaining homes in the market.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.0% of our rental revenues and other property income during the three months ended March 31, 2021. We actively monitor the impact of the COVID-19 outbreak on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
Rental Rates and Occupancy Levels: Rental rates and occupancy levels are primary drivers of rental revenues and other property income. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality, resident defaults, and the amount of time it takes to prepare a home for its next resident and re-lease homes when residents vacate. An important driver of rental rate growth is our ability to increase monthly rents from expiring leases, which typically have a term of one to two years. The ongoing COVID-19 pandemic has negatively impacted our ability to increase rents in certain markets and may impact our ability to maintain occupancy levels.
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
Property Improvements and Maintenance: Property improvements and maintenance impact capital expenditures, property operating and maintenance expense, and rental revenues. We actively manage our homes on a total portfolio basis to determine what capital and maintenance needs may be required and what opportunities we may have to generate additional revenues or expense savings from such expenditures. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices.
While the COVID-19 outbreak has required us to modify our property improvement and maintenance procedures to accommodate resident preferences, we complete all maintenance work orders in a timely manner unless a resident reports symptoms of or exposure to COVID-19.

Property Acquisitions and Renovations: Future growth in rental revenues and other property income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. All of these factors may be negatively impacted by the ongoing COVID-19 pandemic, potentially reducing the number of homes we acquire.
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
Joint Venture Management Fees
Joint venture management fees consist of asset and property management fees from our unconsolidated joint ventures.

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
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day-to-day activities. General and administrative expense may also include expenses that are of a non-recurring nature, such as severance.
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
Depreciation and Amortization
We recognize depreciation and amortization expense associated with our homes and other capital expenditures over the expected useful lives of the assets.
Impairment and Other
Impairment and other represents provisions for impairment when the carrying amount of our single-family residential properties is not recoverable and casualty (gains) losses, net of any insurance recoveries.
Unrealized Gains (Losses) on Investments in Equity Securities
Unrealized gains (losses) on investments in equity securities includes gains and losses resulting from mark to market adjustments on these investments.
Other, net
Other, net includes interest income and other miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.

Income from Investments in Unconsolidated Joint Ventures
Income from investments in unconsolidated joint ventures consists of our share of net earnings and losses from investments in unconsolidated joint ventures accounted for using the equity method.
Results of Operations
Portfolio Information
As of March 31, 2021 and 2020, we owned 80,330 and 79,525 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2021 and 2020, we acquired 401 and 504 homes, respectively, and sold 248 and 484 homes, respectively. During the three months ended March 31, 2021 and 2020, we owned an average of 80,217 and 79,501 single-family rental homes, respectively.
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
As of March 31, 2021, our Same Store portfolio consisted of 72,926 single-family rental homes.

Three Months Ended March 31, 2021 Compared to Three Months March 31, 2020
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Revenues:
Rental revenues and other property income	$474,454	$449,789	$24,665	5.5%
Joint venture management fees	771	—	771	N/M
Total revenues	475,225	449,789	25,436	5.7%

Expenses:
Property operating and maintenance	168,373	166,916	1,457	0.9%
Property management expense	15,842	14,372	1,470	10.2%
General and administrative	16,950	14,228	2,722	19.1%
Interest expense	83,406	84,757	(1,351)	(1.6)%
Depreciation and amortization	144,501	135,027	9,474	7.0%
Impairment and other	356	3,127	(2,771)	(88.6)%
Total expenses	429,428	418,427	11,001	2.6%

Unrealized gains (losses) on investments in equity securities	(3,140)	34	(3,174)	N/M
Other, net	230	3,680	(3,450)	(93.8)%
Gain on sale of property, net of tax	14,484	15,200	(716)	(4.7)%
Income from investments in unconsolidated joint ventures	351	—	351	N/M

Net income	$57,722	$50,276	$7,446	14.8%
Revenues
For the three months ended March 31, 2021 and 2020, total revenues were $475.2 million and $449.8 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended March 31, 2021 and 2020, total portfolio rental revenues and other property income totaled $474.5 million and $449.8 million, respectively, an increase of 5.5%, driven by an increase in average occupancy, an increase in average monthly rent per occupied home, and a 716 home increase between periods in the average number of homes owned, partially offset by an increase in bad debt and reduced fee income.
Average occupancy for the three months ended March 31, 2021 and 2020 for the total portfolio was 97.3% and 94.4%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2021 and 2020 was $1,916 and $1,851, respectively, a 3.5% increase. For our Same Store portfolio, average occupancy was 98.4% and 96.7% for the three months ended March 31, 2021 and 2020, respectively, and average monthly rent per occupied home for the three months ended March 31, 2021 and 2020 was $1,915 and $1,851, respectively, a 3.5% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2021 and 2020 was 21.2% and 25.2%, respectively. For the Same Store portfolio, an average home remained unoccupied for 29 and 51 days between residents for the three months ended March 31, 2021 and 2020, respectively. The decreases in these two metrics contributed to our increase in occupancy on a year over year basis. Furthermore, we believe the decrease in turnover is partially attributable to the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.

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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.3% and 4.3% for the three months ended March 31, 2021 and 2020, respectively, and new lease net effective rental rate growth for the total portfolio averaged 8.0% and 2.0% for the three months ended March 31, 2021 and 2020, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.4% and 4.2% for the three months ended March 31, 2021 and 2020, respectively, and new lease net effective rental rate growth averaged 7.9% and 1.8% for the three months ended March 31, 2021 and 2020, respectively.
The COVID-19 pandemic has negatively impacted our rental revenues and other property income in three notable ways: (1) lower collection rates, which caused our bad debt to increase from 0.4% of gross rental income for the three months ended March 31, 2020 to 2.3% of gross rental income for the three months ended March 31, 2021; (2) non-enforcement and non-collection of late fees in certain markets during the three months ended March 31, 2021, which was a primary driver of a decrease in fee income year over year; and (3) lower reimbursements of move out and other costs as a result of lower turnover and eviction moratoriums.
The COVID-19 pandemic and the ensuing jurisdictional restrictions on rental rates, late fees, and collections, as well as eviction moratoriums are likely to continue to affect collection rates, ability to increase rental revenues in certain markets, and fees and other ancillary income charged to residents.
For the three months ended March 31, 2021, joint venture management fees totaled $0.8 million.
Expenses
For the three months ended March 31, 2021 and 2020, total expenses were $429.4 million and $418.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended March 31, 2021, property operating and maintenance expense increased to $168.4 million from $166.9 million for the three months ended March 31, 2020. In addition to a 716 home increase between periods in the average number of homes, this 0.9% net increase resulted from increases in property taxes and utilities, partially offset by decreases in repairs and maintenance, turnover, and property administrative costs. The COVID-19 pandemic is likely to continue to impact our turnover rates, and thus turnover costs, and other property operating and maintenance expense may continue to be affected by the ongoing impacts of the pandemic.
Property management expense and general and administrative expense increased to $32.8 million from $28.6 million for the three months ended March 31, 2021 and 2020, respectively, primarily due to a $1.7 million increase in share-based compensation expense and individually immaterial increases in other compensation and administrative costs for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense was $83.4 million and $84.8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense was primarily driven by a decrease in the average debt balance outstanding during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to various prepayments subsequent to March 31, 2020. Debt outstanding, net of deferred financing costs and discounts, decreased to $8,022.7 million as of March 31, 2021 from $8,638.8 million as of March 31, 2020.
Depreciation and amortization expense increased to $144.5 million for the three months ended March 31, 2021 from $135.0 million for the three months ended March 31, 2020 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Impairment and other expenses were $0.4 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, impairment and other expenses was primarily comprised of impairment losses of $0.4 million on our single-family residential properties. During the three months ended March 31, 2020, impairment and other expenses was comprised of impairment losses of $2.5 million on our single-family residential properties and casualty losses of $0.6 million. The impairment costs recognized during the three months ended March 31, 2021 and 2020 were not a direct result of the COVID-19 pandemic.
Unrealized Gains (Losses) on Investments in Equity Securities
For the three months ended March 31, 2021, unrealized gains (losses) on investments in equity securities includes a $3.1 million loss from marking an investment that has a readily determinable fair value to market.
Other, net
Other, net decreased to $0.2 million for the three months ended March 31, 2021 from $3.7 million for the three months ended March 31, 2020, primarily due to changes in the components of our miscellaneous income and expenses during the three months ended March 31, 2021.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $14.5 million and $15.2 million for the three months ended March 31, 2021 and 2020, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 484 during the three months ended March 31, 2020 to 248 during the three months ended March 31, 2021, partially offset by an increase in the average gain per home sold during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Income from Investments in Unconsolidated Joint Ventures
Income from investments in unconsolidated joint ventures is comprised of our equity in earnings therefrom and totaled $0.4 million during the three months ended March 31, 2021.
Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2021 and December 31, 2020 include unrestricted cash and cash equivalents of $187.3 million and $213.4 million, respectively, a 12.2% decrease. As of March 31, 2021, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until December 2024, provided all extensions are exercised, with the exception of $345.0 million of convertible notes maturing in January 2022.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, as detailed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K.
Through March 31, 2021, disposition channels remained healthy in our markets, and we continued to sell homes that were designated for disposition. With a pipeline of acquisitions to which we are committed of $113.7 million as of March 31, 2021, we have limited cash commitments outside of debt service. However, the ongoing impact of the COVID-19 pandemic may impact the acquisition and disposition of single-family homes in ways that we are unable to predict.
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make dividend payments to our stockholders, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our near-term liquidity requirements consist primarily of: (i) renovating newly-acquired homes; (ii) funding HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes; (iii) interest expense; (iv) payment of dividends to our equity investors; and (v) required contributions to the Rockpoint Group, L.L.C. (“Rockpoint”) joint venture. We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the Rockpoint joint venture’s financing. We do not expect this guarantee to have a material current or future effect on our liquidity.

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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of March 31, 2021.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of, and non-recurring capital expenditures for, our homes and principal payments on and maturities of our indebtedness. We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. As a REIT, we are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances from our annual taxable income that could be used to meet our liquidity needs. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
Certain Securitizations, the Secured Term Loan, the Term Loan Facility (all defined below), and the Revolving Facility (collectively, the “LIBOR-Based Loans”) use the one month London Interbank Offer Rate (“LIBOR”) as a benchmark for establishing interest rates. Our derivative instruments are also indexed to one month LIBOR. On March 5, 2021, the Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, announced that it would cease publication of the one week and two month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Once one month LIBOR is phased out after June 30, 2023, the interest rates for our LIBOR-Based Loans will be based on a comparable or successor rate as provided for in our loan agreements. We will work with the counterparties to our swap and cap agreements to adjust each floating rate to a comparable or successor rate. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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

The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2021 and December 31, 2020:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	March 31, 2021	December 31, 2020
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	$994,875	$994,787
IH 2017-2(7)	December 9, 2021	December 9, 2024	1.26%	91-186 bps	610,862	612,506
IH 2018-1(7)	March 9, 2022	March 9, 2025	1.06%	76-151 bps	643,833	646,021
IH 2018-2(7)(8)	June 9, 2021	June 9, 2025	1.20%	95-150 bps	691,905	693,988
IH 2018-3(7)(9)	July 9, 2021	July 9, 2025	1.39%	105-205 bps	1,033,451	1,036,561
IH 2018-4(7)	January 9, 2022	January 9, 2026	1.46%	115-200 bps	844,273	848,270
Total Securitizations					4,819,199	4,832,133
Less: deferred financing costs, net					(11,114)	(12,035)
Total					$4,808,085	$4,820,098

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over the LIBOR, plus applicable servicing fees; as of March 31, 2021, LIBOR was 0.11%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of March 31, 2021.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2.2 million and $2.3 million as of March 31, 2021 and December 31, 2020, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender). Our IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans have exercised the first extension option, and our IH 2017-2 and IH 2018-1 mortgage loans have exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On March 5, 2021, we submitted a notification to request an extension of the maturity date of the IH 2018-2 mortgage loan from June 9, 2021 to June 9, 2022.
(9)On April 6, 2021, we submitted a notification to request an extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July, 9 2022.
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

Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2021 and December 31, 2020, a total of 31,252 and 31,316 homes, respectively, with a net book value of $5,708.8 million and $5,761.6 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 2.05%.
The retained certificates total $244.6 million and $245.2 million as of March 31, 2021 and December 31, 2020, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2021, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2021 and 2020, we made voluntary and mandatory prepayments of $13.0 million and $107.4 million, respectively, under the terms of the mortgage loan agreements.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of March 31, 2021 and December 31, 2020:

($ in thousands)	Maturity Date	Interest Rate(1)	March 31, 2021	December 31, 2020
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(2,214)	(2,268)
Secured Term Loan, net			$401,149	$401,095

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
Collateral
The Secured Term Loan’s collateral pool contains 3,334 and 3,332 homes as of March 31, 2021 and December 31, 2020, respectively, with a net book value of $715.7 million and $719.8 million, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2021, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. No such prepayments were made during the three months ended March 31, 2021 and 2020.
Term Loan Facility and Revolving Facility
On December 8, 2020, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility (the “Credit Facility”). The Credit Facility provides $3,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility and a $2,500.0 million term loan facility (the “Term Loan Facility”), both of which mature on January 31, 2025, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility such that the aggregate amount does not exceed at any time $4,000.0 million), subject to certain limitations.
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

The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2021 and December 31, 2020, respectively:

($ in thousands)	Maturity Date	Interest Rate(1)	March 31, 2021	December 31, 2020
Term Loan Facility(2)	January 31, 2025	1.66%	$2,500,000	$2,500,000
Deferred financing costs, net			(27,282)	(29,093)
Term Loan Facility, net			$2,472,718	$2,470,907

Revolving Facility(2)	January 31, 2025	1.71%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2021, the applicable margins were 1.55% and 1.60% respectively, and LIBOR was 0.11%.
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
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay an unused facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate is based on the daily unused amount of the Revolving Facility and is either 0.30% or 0.20% per annum based on the unused facility amount. The unused facility fee rate for the 2017 Revolving Facility was 0.35% or 0.20% per annum based on the unused facility amount. Upon conversion to a credit rating pricing based grid, the unused facility fee will no longer apply and we will be required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees.

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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of March 31, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
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
Convertible Senior Notes
In connection with the Mergers, we assumed SWH’s convertible senior notes. In January 2017, SWH issued $345.0 million in aggregate principal amount of 3.50% convertible senior notes due 2022 (the “2022 Convertible Notes” or the “Convertible Senior Notes”). Interest on the 2022 Convertible Notes is payable semiannually in arrears on January 15th and July 15th of each year. The 2022 Convertible Notes will mature on January 15, 2022.
The following table summarizes the terms of the Convertible Senior Notes outstanding as of March 31, 2021 and December 31, 2020:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	March 31, 2021	December 31, 2020
2022 Convertible Notes	3.50%	5.12%	43.9024	January 15, 2022	0.79 years	$345,000	$345,000
Net unamortized fair value adjustment						(4,270)	(5,596)
Total						$340,730	$339,404

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes.
(2)The conversion rate as of March 31, 2021 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. We have the option to settle the 2022 Convertible Notes in cash, common stock, or a combination thereof.
Terms of Conversion
As of March 31, 2021, the conversion rate applicable to the 2022 Convertible Notes is 43.9024 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.78 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Upon conversion, we will pay or deliver, as the case may be, cash, common stock, or a combination of cash and common stock, at our election. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $139.5 million as of March 31, 2021 as the closing market price of our common stock of $31.99 per common share (actual $) exceeds the implicit conversion price. For the three months ended March 31, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.3 million and $4.3 million, respectively.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, each of our swap agreements is indexed to one month LIBOR and is designated for hedge accounting purposes. One month LIBOR is set to expire after June 30, 2023, and we will work with the counterparties to our swap agreements to adjust each floating rate to a comparable or successor rate. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.

The table below summarizes our interest rate swap instruments as of March 31, 2021 ($ in thousands):

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

During the three months ended March 31, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $142.4 million will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 6.32%.
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
Cash Flows
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Net cash provided by operating activities	$240,588	$177,721	$62,867	35.4%
Net cash used in investing activities	(122,556)	(80,742)	(41,814)	(51.8)%
Net cash provided by (used in) financing activities	(118,979)	132,571	(251,550)	(189.7)%
Change in cash, cash equivalents, and restricted cash	$(947)	$229,550	$(230,497)	(100.4)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $240.6 million and $177.7 million for the three months ended March 31, 2021 and 2020, respectively, an increase of 35.4%. The increase in cash provided by operating activities was driven by improved operational profitability and changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $122.6 million and $80.7 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $41.8 million. The increase in net cash used in investing activities primarily resulted from the combined effect of the following changes in cash flows during the three months ended March 31, 2021 compared to the three months ended March 31, 2020: (1) a decrease in proceeds from the sale of homes partially offset by (2) a decrease in cash used for the acquisition of homes and (3) a decrease in cash used for the initial renovation of homes. More specifically, proceeds from sales of homes decreased $54.0 million from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to a significant decrease in the number of homes sold from 484 to 248, respectively, partially offset by an increase in proceeds per home. Acquisition spend decreased $10.0 million due to a decrease in the number of homes acquired from 504 homes during the three months ended March 31, 2020 to 401 homes during the three months ended March 31, 2021. Initial renovation spend decreased $8.6 million from the three months ended March 31, 2020 compared to the three months ended March 31, 2021 due to a decrease in the number of homes undergoing their initial renovation partially offset by an increase in the cost per home.
Financing Activities
Net cash provided by (used in) financing activities was $(119.0) million and $132.6 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, proceeds from operations and home sales, were used to fund $97.8 million of dividend and distribution payments and to repay $13.0 million of principal on our mortgage loans. For the three months ended March 31, 2020, $270.0 million of proceeds from our 2017 Revolving Facility, net of payments, along with $55.9 million of proceeds from our at the market equity program, net of commissions, and operating cash flows were partially used (1) to repay $107.4 million of our mortgage loans, including partial repayments of IH 2018-2 and IH 2018-3 and (2) to fund $82.3 million of dividend and distribution payments.

Contractual Obligations
Our contractual obligations as of March 31, 2021, consist of the following:

($ in thousands)	Total	2021(1)	2022-2023	2024-2025	Thereafter
Mortgage loans, net(2)(3)	$5,295,634	$69,416	$184,650	$3,139,268	$1,902,300
Secured Term Loan(2)	550,807	10,854	28,944	28,944	482,065
Term Loan Facility, net(2)	2,703,696	31,701	84,153	84,268	2,503,574
Revolving Facility(2)(3)(4)	17,179	2,674	7,097	7,107	301
2022 Convertible Notes(5)	357,076	6,038	351,038	—	—
Derivative instruments(6)	562,860	101,603	277,983	183,274	—
Purchase commitments(7)	113,704	113,704	—	—	—
Operating leases	16,582	3,830	7,571	4,513	668
Finance leases	8,189	2,427	5,032	730	—
Total	$9,625,727	$342,247	$946,468	$3,448,104	$4,888,908

(1)Includes estimated payments for the remaining nine months of 2021.
(2)Includes estimated interest payments on the respective debt based on amounts outstanding as of March 31, 2021 at rates in effect as of such date; as of March 31, 2021, LIBOR was 0.11%.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(4)Includes the related unused commitment fee.
(5)Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate.
(6)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of March 31, 2021, or 0.11%.
(7)Represents commitments to acquire 368 single-family rental homes as of March 31, 2021.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a joint venture. As of March 31, 2021, our remaining equity commitment to the joint venture is $54.4 million.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2021.
For a discussion of recently adopted accounting standards, if any, see Part I. Item 1. “Financial Statements — Note 2 of Notes to Condensed Consolidated Financial Statements.”
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
Non-GAAP Measures
EBITDA, EBITDAre, and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense; income tax expense; depreciation and amortization; and adjustments for unconsolidated joint ventures. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre. We define EBITDAre, consistent with the Nareit definition, as EBITDA, further adjusted for the following: gain on sale of property, net of tax; impairment on depreciated real estate investments; and adjustments for unconsolidated joint ventures.
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; severance; casualty (gains) losses, net; unrealized (gains) losses on investments in equity securities; and other income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Net income available to common stockholders	$57,272	$49,854
Net income available to participating securities	95	102
Non-controlling interests	355	320
Interest expense	83,406	84,757
Interest expense in unconsolidated joint ventures	74	—
Depreciation and amortization	144,501	135,027
Depreciation and amortization of investments in unconsolidated joint ventures	104	—
EBITDA	285,807	270,060
Gain on sale of property, net of tax	(14,484)	(15,200)
Impairment on depreciated real estate investments	431	2,471
Net gain on sale of investments in unconsolidated joint ventures	(336)	—
EBITDAre	271,418	257,331
Share-based compensation expense(1)	5,814	4,101
Severance	114	—
Casualty (gains) losses, net	(75)	656
Unrealized (gains) losses on investments in equity securities	3,140	(34)
Other, net(2)	(230)	(3,680)
Adjusted EBITDAre	$280,181	$258,374

(1)For the three months ended March 31, 2021 and 2020, $1,174 and $833 was recorded in property management expense, respectively, and $4,640 and $3,268 was recorded in general and administrative expense, respectively.
(2)Includes interest income and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs, and marketing expense). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; unrealized gains (losses) on investments in equity securities; other income and expenses; joint venture management fees; and income from investments in unconsolidated joint ventures.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2021	2020
Net income available to common stockholders	$57,272	$49,854
Net income available to participating securities	95	102
Non-controlling interests	355	320
Interest expense	83,406	84,757
Depreciation and amortization	144,501	135,027
Property management expense(1)	15,842	14,372
General and administrative(2)	16,950	14,228
Impairment and other	356	3,127
Gain on sale of property, net of tax	(14,484)	(15,200)
Unrealized (gains) losses on investments in equity securities	3,140	(34)
Other, net(3)	(230)	(3,680)
Joint venture management fees	(771)	—
Income from investments in unconsolidated joint ventures	(351)	—
NOI (total portfolio)	306,081	282,873
Non-Same Store NOI	(25,818)	(14,411)
NOI (Same Store portfolio)(4)	$280,263	$268,462

(1)Includes $1,174 and $833 of share-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.
(2)Includes $4,640 and $3,268 of share-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 72,926 homes for the three months ended March 31, 2021 and 2020.
Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
Funds From Operations (“FFO”), Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by Nareit as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization and impairment of real estate assets, and adjustments for unconsolidated joint ventures.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; severance expense; unrealized (gains) losses on investments in equity securities; and casualty (gains) losses, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2021	2020
Net income available to common stockholders	$57,272	$49,854
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	95	102
Non-controlling interests	355	320
Depreciation and amortization on real estate assets	142,784	133,914
Impairment on depreciated real estate investments	431	2,471
Net gain on sale of previously depreciated investments in real estate	(14,484)	(15,200)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	(232)	—
FFO	186,221	171,461
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives, including our share from unconsolidated joint ventures	8,618	10,391
Share-based compensation expense(1)	5,814	4,101
Severance expense	114	—
Unrealized (gains) losses on investments in equity securities	3,140	(34)
Casualty (gains) losses, net	(75)	656
Core FFO	203,832	186,575
Recurring capital expenditures, including our share from unconsolidated joint ventures	(24,475)	(25,988)
Adjusted FFO	$179,357	$160,587

Net income available to common stockholders
Weighted average common shares outstanding — diluted(2)(3)(4)	568,826,104	543,904,420

Net income per common share — diluted(2)(3)(4)	$0.10	$0.09

FFO
Numerator for FFO per common share — diluted(2)	$190,565	$175,740
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	587,813,663	562,886,872

FFO per common share — diluted(2)(3)(4)	$0.32	$0.31

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	572,667,335	547,786,429

Core FFO per common share — diluted(2)(3)(4)	$0.36	$0.34
AFFO per common share — diluted(2)(3)(4)	$0.31	$0.29

(1)For the three months ended March 31, 2021 and 2020, $1,174 and $833 was recorded in property management expense, respectively, and $4,640 and $3,268 was recorded in general and administrative expense, respectively.

(2)For the three months ended March 31, 2021 and 2020, the numerator for FFO per common share — diluted is adjusted for $4,344 and $4,279 of interest expense for the 2022 Convertible Notes, respectively, including non-cash amortization of discounts. For the three months ended March 31, 2021 and 2020, the denominator is adjusted for 15,146,328 and 15,100,443, respectively, potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. Additionally, no such adjustments were made to Core FFO and AFFO per common share —diluted.
(3)Incremental shares attributed to non-vested share-based awards totaling 1,450,602 and 1,354,908 shares for the three months ended March 31, 2021 and 2020, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,828,548 and 1,773,632 for the three months ended March 31, 2021 and 2020, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(4)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 3,463,285 for the three months ended March 31, 2021 and 2020 are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of March 31, 2021, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $3,824.3 million and Term Loan Facility of $2,500.0 million for a combined total of $6,324.3 million. We effectively converted 91.2% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $5.5 million or $16.7 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings. A 100 bps decrease in LIBOR results in a negative LIBOR rate and additional interest expense for us. Our variable rate loan agreements contain LIBOR floors, and there is no reciprocal feature in our interest rate swap agreements.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

10.1
Form of Award Notice and Restricted Stock Unit Agreement (2021 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on March 4, 2021).†

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
Date: April 29, 2021

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: April 29, 2021