Form 10-Q
period 2021-06-30
Invitation Homes Inc.
filed 2021-07-29
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2021
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of July 28, 2021, there were 576,485,342 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	73
Item	4.	Controls and Procedures	74

PART II
Item	1.	Legal Proceedings	75
Item	1A.	Risk Factors	75
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	75
Item	3.	Defaults Upon Senior Securities	75
Item	4.	Mine Safety Disclosures	75
Item	5.	Other Information	75
Item	6.	Exhibits	76

Signatures			78

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, and risks related to the potential negative impact of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Moreover, many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of COVID-19. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,578,219	$4,539,796
Building and improvements	14,540,813	14,261,954
	19,119,032	18,801,750
Less: accumulated depreciation	(2,785,708)	(2,513,057)
Investments in single-family residential properties, net	16,333,324	16,288,693
Cash and cash equivalents	126,168	213,422
Restricted cash	241,976	198,346
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	77,523	69,267
Other assets, net	447,413	478,287
Total assets	$17,484,611	$17,506,222

Liabilities:
Mortgage loans, net	$4,498,289	$4,820,098
Secured term loan, net	401,204	401,095
Unsecured notes, net	298,399	—
Term loan facility, net	2,474,495	2,470,907
Revolving facility	—	—
Convertible senior notes, net	342,050	339,404
Accounts payable and accrued expenses	217,394	149,299
Resident security deposits	162,225	157,936
Other liabilities	470,879	611,410
Total liabilities	8,864,935	8,950,149
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 568,718,544 and 567,117,666 outstanding as of June 30, 2021 and December 31, 2020, respectively	5,687	5,671
Additional paid-in capital	9,725,480	9,707,258
Accumulated deficit	(737,444)	(661,162)
Accumulated other comprehensive loss	(413,684)	(546,942)
Total stockholders' equity	8,580,039	8,504,825
Non-controlling interests	39,637	51,248
Total equity	8,619,676	8,556,073
Total liabilities and equity	$17,484,611	$17,506,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Rental revenues and other property income	$490,618	$449,755	$965,072	$899,544
Joint venture management fees	1,015	—	1,786	—
Total revenues	491,633	449,755	966,858	899,544

Expenses:
Property operating and maintenance	175,422	167,002	343,795	333,918
Property management expense	17,696	14,529	33,538	28,901
General and administrative	19,828	14,426	36,778	28,654
Interest expense	80,764	86,071	164,170	170,828
Depreciation and amortization	145,280	137,266	289,781	272,293
Impairment and other	980	(180)	1,336	2,947
Total expenses	439,970	419,114	869,398	837,541

Gains (losses) on investments in equity securities, net	(7,002)	—	(10,142)	34
Other, net	(1,903)	1,370	(1,673)	5,050
Gain on sale of property, net of tax	17,919	11,167	32,403	26,367
Income from investments in unconsolidated joint ventures	11	—	362	—

Net income	60,688	43,178	118,410	93,454
Net income attributable to non-controlling interests	(350)	(275)	(705)	(595)

Net income attributable to common stockholders	60,338	42,903	117,705	92,859
Net income available to participating securities	(96)	(119)	(191)	(221)

Net income available to common stockholders — basic and diluted (Note 12)	$60,242	$42,784	$117,514	$92,638

Weighted average common shares outstanding — basic	567,931,472	548,811,968	567,655,034	545,680,740
Weighted average common shares outstanding — diluted	569,283,166	549,920,213	569,056,182	546,836,809

Net income per common share — basic	$0.11	$0.08	$0.21	$0.17
Net income per common share — diluted	$0.11	$0.08	$0.21	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$60,688	$43,178	$118,410	$93,454

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(21,190)	(52,817)	58,869	(394,255)
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	38,256	28,042	75,899	36,609
Other comprehensive income (loss)	17,066	(24,775)	134,768	(357,646)
Comprehensive income (loss)	77,754	18,403	253,178	(264,192)
Comprehensive (income) loss attributable to non-controlling interests	(593)	(246)	(1,666)	1,503

Comprehensive income (loss) attributable to common stockholders	$77,161	$18,157	$251,512	$(262,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2021
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2021	567,650,434	$5,677	$9,705,122	$(700,728)	$(429,958)	$8,580,113	$52,247	$8,632,360
Capital distributions	—	—	—	—	—	—	(606)	(606)
Net income	—	—	—	60,338	—	60,338	350	60,688
Dividends and dividend equivalents declared ($0.17 per share)	—	—	—	(97,054)	—	(97,054)	—	(97,054)
Issuance of common stock — settlement of RSUs, net of tax	142,850	1	(1,991)	—	—	(1,990)	—	(1,990)
Issuance of common stock — settlement of 2022 Convertible Notes	260	—	6	—	—	6	—	6
Share-based compensation expense	—	—	8,686	—	—	8,686	520	9,206
Total other comprehensive income	—	—	—	—	16,823	16,823	243	17,066
Redemption of OP Units for common stock	925,000	9	13,657	—	(549)	13,117	(13,117)	—
Balance as of June 30, 2021	568,718,544	$5,687	$9,725,480	$(737,444)	$(413,684)	$8,580,039	$39,637	$8,619,676

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	567,117,666	$5,671	$9,707,258	$(661,162)	$(546,942)	$8,504,825	$51,248	$8,556,073
Capital distributions	—	—	—	—	—	—	(1,211)	(1,211)
Net income	—	—	—	117,705	—	117,705	705	118,410
Dividends and dividend equivalents declared ($0.34 per share)	—	—	—	(193,987)	—	(193,987)	—	(193,987)
Issuance of common stock — settlement of RSUs, net of tax	675,618	7	(9,410)	—	—	(9,403)	—	(9,403)
Issuance of common stock — settlement of 2022 Convertible Notes	260	—	6	—	—	6	—	6
Share-based compensation expense	—	—	13,969	—	—	13,969	1,051	15,020
Total other comprehensive income	—	—	—	—	133,807	133,807	961	134,768
Redemption of OP Units for common stock	925,000	9	13,657	—	(549)	13,117	(13,117)	—
Balance as of June 30, 2021	568,718,544	$5,687	$9,725,480	$(737,444)	$(413,684)	$8,580,039	$39,637	$8,619,676

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$118,410	$93,454

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	289,781	272,293
Share-based compensation expense	15,020	6,207
Amortization of deferred leasing costs	5,546	5,828
Amortization of deferred financing costs	6,567	14,353
Amortization of debt discounts	2,828	2,697
Provisions for impairment	524	3,913
(Gains) losses on investments in equity securities, net	10,142	(34)
Gain on sale of property, net of tax	(32,403)	(26,367)
Change in fair value of derivative instruments	7,179	2,707
Income from investments in unconsolidated joint ventures, net of operating distributions	(136)	—
Other non-cash amounts included in net income	2,145	(315)
Changes in operating assets and liabilities:
Other assets, net	(13,843)	(14,288)
Accounts payable and accrued expenses	67,059	17,612
Resident security deposits	4,289	6,413
Other liabilities	(13,007)	11,462
Net cash provided by operating activities	470,101	395,935

Investing Activities:
Deposits for acquisition of single-family residential properties	(11,185)	733
Acquisition of single-family residential properties	(305,976)	(179,901)
Initial renovations to single-family residential properties	(37,457)	(61,623)
Other capital expenditures for single-family residential properties	(72,060)	(84,025)
Proceeds from sale of single-family residential properties	136,951	228,728
Repayment proceeds from retained debt securities	16,211	6,787
Proceeds from sale of investments in equity securities	2,607	—
Investments in unconsolidated joint ventures	(9,000)	—
Non-operating distributions from unconsolidated joint ventures	880	—
Other investing activities	(3,846)	(203)
Net cash used in investing activities	(282,875)	(89,504)

Financing Activities:
Payment of dividends and dividend equivalents	(193,827)	(163,456)
Distributions to non-controlling interests	(1,211)	(1,068)
Payment of taxes related to net share settlement of RSUs	(9,403)	(3,361)
Payments on mortgage loans	(323,355)	(131,677)
Payments on secured term loan	—	(101)
Proceeds from unsecured notes	300,000	—
Proceeds from revolving facility	300,000	320,000
Payments on revolving facility	(300,000)	(320,000)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2021	2020
Proceeds from issuance of common stock, net	—	503,798
Deferred financing costs paid	(1,666)	—
Other financing activities	(1,388)	(1,198)
Net cash provided by (used in) financing activities	(230,850)	202,937

Change in cash, cash equivalents, and restricted cash	(43,624)	509,368
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	411,768	286,245
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$368,144	$795,613

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$149,086	$153,151
Cash paid for income taxes	501	967
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,965	2,760
Financing cash flows from finance leases	1,282	1,062

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$6,207	$2,931
Accrued residential property capital improvements at period end	9,161	8,459
Transfer of residential property, net to other assets, net for held for sale assets	45,643	98,254
Change in other comprehensive gain (loss) from cash flow hedges	127,694	(360,301)
ROU assets obtained in exchange for operating lease liabilities	1,452	2,961
ROU assets obtained in exchange for finance lease liabilities	—	9,235
Net settlement of 2022 Convertible Notes in shares of common stock	6	—

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2021, INVH owns 99.6% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, and the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 include an allocation of the net income attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations continues to be the adverse effect of the ongoing pandemic resulting from the coronavirus, or COVID-19. We are closely monitoring the impact of the pandemic on all aspects of our business.
Since the outbreak, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States have imposed temporary eviction moratoriums if certain criteria are met by residents, are allowing residents to defer missed rent payments without incurring late fees, and are prohibiting rent increases. We comply with all applicable Federal, state, and local laws, regulations, and ordinances, and we adhere to restrictions on evictions, collections, rent increases, and late fees as appropriate. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to increase rents. We cannot predict if states, municipalities, local, and/or national authorities will expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. While none of the current restrictions have materially impacted our ability to provide services to our residents or homes, future measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents.
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
On March 11, 2021, the American Rescue Plan Act (the “ARPA”), a $1.9 trillion COVID-19 relief package authorizing additional federal spending and an increase in anti-poverty programs to help millions of families still struggling amid the pandemic, was signed into law. The ARPA includes nearly $50 billion in housing and homelessness resources and provides over $27 billion for rental assistance. We continue to examine the impacts that the ARPA, as well as any future economic relief legislation, may have on our business. It is uncertain if the ARPA’s housing and rental assistance resources will enable longer term housing stability for some of our residents and/or reduce rent receivable balances accrued during the pandemic.
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
Reclassifications
We reclassified $34 of unrealized gains on investments in equity securities from other, net into gains (losses) on investments in equity securities, net on our condensed consolidated statement of operations for the six months ended June 30, 2020 to conform to our current presentation. We also reclassified $34 of unrealized gains on investments in equity securities from other non-cash amounts included in net income into (gains) losses on investments in equity securities, net on our condensed consolidated statement of cash flows for the six months ended June 30, 2020 to conform to our current presentation. There were no reclassifications for the three months ended June 30, 2020. These reclassifications had no effect on the total reported net income on the condensed consolidated statement of operations for the three and six months ended June 30, 2020, or on the total net cash provided by operating activities on the condensed consolidated statement of cash flows for the three and six months ended June 30, 2020.
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
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and contracts in its own equity. The guidance reduces the number of accounting models for convertible instruments, requires entities to use the “if-converted” method in diluted earnings (loss) per share (“EPS”), and requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares. The new standard will be effective for annual reporting periods beginning after December 15, 2021, and interim periods within that

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
reporting period, with early adoption permitted beginning after December 15, 2020 and interim periods within that reporting period. The only new application of ASU 2020-06 relates to our 2022 Convertible Notes (as defined in Note 7), and these notes mature on January 15, 2022. As such, ASU 2020-06 will not materially affect our condensed consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2021	December 31, 2020
Land	$4,578,219	$4,539,796
Single-family residential property	13,906,597	13,631,859
Capital improvements	518,712	515,479
Equipment	115,504	114,616
Total gross investments in the properties	19,119,032	18,801,750
Less: accumulated depreciation	(2,785,708)	(2,513,057)
Investments in single-family residential properties, net	$16,333,324	$16,288,693
As of June 30, 2021 and December 31, 2020, the carrying amount of the residential properties above includes $121,168 and $119,929, respectively, of capitalized acquisition costs (excluding purchase price), along with $68,738 and $68,197, respectively, of capitalized interest, $27,304 and $26,899, respectively, of capitalized property taxes, $4,668 and $4,654, respectively, of capitalized insurance, and $3,157 and $3,090, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended June 30, 2021 and 2020, we recognized $143,607 and $135,647, respectively, of depreciation expense related to the components of the properties, and $1,673 and $1,619, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended June 30, 2021 and 2020, impairments totaling $93 and $1,442, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the six months ended June 30, 2021 and 2020, we recognized $286,391 and $269,561, respectively, of depreciation expense related to the components of the properties, and $3,390 and $2,732, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2021 and 2020, impairments totaling $524 and $3,913, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$126,168	$213,422
Restricted cash	241,976	198,346
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$368,144	$411,768

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
The balances of our restricted cash accounts, as of June 30, 2021 and December 31, 2020, are set forth in the table below. As of June 30, 2021 and December 31, 2020, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	June 30, 2021	December 31, 2020
Resident security deposits	$162,579	$158,244
Property taxes	49,518	7,511
Collections	19,800	22,978
Capital expenditures	4,919	4,919
Letters of credit	3,786	3,320
Special and other reserves	1,374	1,374
Total	$241,976	$198,346
Note 5—Investments In Unconsolidated Joint Ventures
We have invested in two joint ventures which are accounted for using the equity method model of accounting. The following table summarizes our investments in unconsolidated joint ventures as of June 30, 2021 and December 31, 2020:

		Number of Properties		Carrying Value
	Ownership Percentage	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
FNMA(1)	10%	548	571	$53,193	$53,678
Rockpoint(2)	20%	820	140	24,330	15,589
Total				$77,523	$69,267

(1)Contains homes primarily located in Arizona, California, and Nevada.
(2)Contains homes in markets within the Western United States, Southeast United States, Florida, and Texas.

In October 2020, we entered into an agreement with Rockpoint to form a joint venture that will acquire homes in markets where we already own homes. As of February 2021, the joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of June 30, 2021, our remaining equity commitment to the joint venture is $50,400.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
For the three and six months ended June 30, 2021, we recorded $11 and $362, respectively, of income from investments in unconsolidated joint ventures which is included in income from investments in unconsolidated joint ventures in the condensed consolidated statements of operations. For the three and six months ended June 30, 2020, we recorded $201 and $723, respectively, of income from investments in unconsolidated joint ventures which is included in other, net in the condensed consolidated statements of operations.
The administrative member of Rockpoint and the managing member of FNMA are wholly owned subsidiaries of INVH LP and are responsible for the operations and management of the properties, subject to Rockpoint and FNMA’s respective approval of major decisions. The subsidiaries earn asset and property management fees from our joint ventures, which are considered to be related parties. For the three and six months ended June 30, 2021, we earned $1,015 and $1,786, respectively, of management fees which are included in joint venture management fees in the condensed consolidated statements of operations. For the three and six months ended June 30, 2020, we earned $629 and $1,309, respectively, of management fees which are included in other, net in the condensed consolidated statements of operations.
Note 6—Other Assets
As of June 30, 2021 and December 31, 2020, the balances in other assets, net are as follows:

	June 30, 2021	December 31, 2020
Investments in debt securities, net	$229,202	$245,237
Prepaid expenses	45,932	41,347
Rent and other receivables, net	37,966	35,256
Investments in equity securities	36,953	47,189
Held for sale assets(1)	24,977	44,163
ROU lease assets — operating and finance, net	19,931	21,705
Deferred financing costs, net	10,202	11,637
Corporate fixed assets, net	9,301	9,995
Amounts deposited and held by others	7,144	2,852
Deferred leasing costs, net	6,859	7,631
Derivative instruments (Note 8)	1	1
Other	18,945	11,274
Total	$447,413	$478,287

(1)As of June 30, 2021 and December 31, 2020, 98 and 179 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $229,202, net of unamortized discounts of $2,113, as of June 30, 2021. These investments in debt securities are classified as held to maturity investments. As of June 30, 2021, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next one month to six years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of June 30, 2021 and December 31, 2020, the values of our investments in equity securities are as follows:

	June 30, 2021	December 31, 2020
Investments with a readily determinable fair value	$33,590	$46,339
Investments without a readily determinable fair value	3,363	850
Total	$36,953	$47,189

The components of gains (losses) on investments in equity securities, net for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Realized gains on investments with a readily determinable fair value	$1,888	$—	$1,888	$—
Unrealized losses on investments with a readily determinable fair value	(8,890)	—	(12,030)	—
Unrealized gains on investments without a readily determinable fair value	—	—	—	34
Total	$(7,002)	$—	$(10,142)	$34
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended June 30, 2021 and 2020, rental revenues and other property income includes $28,253 and $19,613 of variable lease payments, respectively. For the six months ended June 30, 2021 and 2020, rental revenues and other property income includes $52,647 and $44,660 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of June 30, 2021 are as follows:

Year	Lease Payments to be Received
Remainder of 2021	$730,963
2022	468,913
2023	39,258
2024	—
2025	—
Thereafter	—
Total	$1,239,134

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$12,531	$7,400	$12,942	$8,763
Other liabilities (Note 14)	15,337	7,107	15,988	8,389
Weighted average remaining lease term	4.0 years	2.7 years	4.0 years	3.1 years
Weighted average discount rate	3.3%	4.0%	3.5%	4.0%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of June 30, 2021 and December 31, 2020, the unamortized balances of these deferred financing costs are $10,202 and $11,637, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2021 and December 31, 2020:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	June 30, 2021	December 31, 2020
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$994,183	$994,787
IH 2017-2(7)	November 9, 2017	December 9, 2021	December 9, 2024	1.17%	91-151 bps	551,280	612,506
IH 2018-1(7)	February 8, 2018	March 9, 2022	March 9, 2025	1.05%	76-151 bps	641,153	646,021
IH 2018-2(7)	May 8, 2018	June 9, 2022	June 9, 2025	1.19%	95-150 bps	691,013	693,988
IH 2018-3(7)(8)	June 28, 2018	July 9, 2021	July 9, 2025	1.26%	105-170 bps	878,314	1,036,561
IH 2018-4(7)	November 7, 2018	January 9, 2022	January 9, 2026	1.38%	115-170 bps	753,011	848,270
Total Securitizations						4,508,954	4,832,133
Less: deferred financing costs, net						(10,665)	(12,035)
Total						$4,498,289	$4,820,098

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offer Rate (“LIBOR”) (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of June 30, 2021, LIBOR was 0.10%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of June 30, 2021.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2,113 and $2,289 as of June 30, 2021 and December 31, 2020, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-3 and IH 2018-4 mortgage loans have exercised the first extension option, and our IH 2017-2, IH 2018-1, and IH 2018-2 mortgage loans have exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On July 9, 2021, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July 9, 2022 was approved by the lender (see Note 15).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2021 and December 31, 2020, a total of 31,196 and 31,316 homes, respectively, with a gross book value of $6,893,683 and $6,888,308, respectively, and a net book value of $5,665,143 and $5,761,551, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 1.70%.
The retained certificates total $229,202 and $245,237 as of June 30, 2021 and December 31, 2020, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2021 and 2020, we made voluntary and mandatory prepayments of $323,355 and $131,677, respectively, under the terms of the mortgage loan agreements.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2021 and December 31, 2020:

	Maturity Date	Interest Rate(1)	June 30, 2021	December 31, 2020
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(2,159)	(2,268)
Secured Term Loan, net			$401,204	$401,095

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Collateral
The Secured Term Loan’s collateral pool contains 3,334 and 3,332 homes as of June 30, 2021 and December 31, 2020, respectively, with a gross book value of $796,598 and $791,860, respectively, and a net book value of $711,784 and $719,762, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the six months ended June 30, 2020, we made mandatory prepayments of $101. No such prepayments were made during the six months ended June 30, 2021.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Unsecured Notes
On May 25, 2021, we entered into a note purchase agreement in connection with a private placement of senior unsecured notes. Under such note purchase agreement, we issued and sold $300,000 aggregate principal amount of senior unsecured notes to certain institutional investors consisting of (i) $150,000 aggregate principal amount of 2.46% Senior Notes, Series A, due May 25, 2028 (the “2028 Unsecured Notes”) and (ii) $150,000 aggregate principal amount of 3.18% Senior Notes, Series B, due May 25, 2036 (the “2036 Unsecured Notes,” and together with the 2028 Unsecured Notes, the “Unsecured Notes”). Proceeds from the Unsecured Notes were used for general corporate purposes, including voluntary prepayment of then-outstanding indebtedness. Interest on the Unsecured Notes is payable semi-annually in arrears on May 25th and November 25th of each year, commencing on November 25, 2021, until such principal becomes due and payable.
The following table sets forth a summary of our Unsecured Notes as of June 30, 2021 and December 31, 2020:

	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020
2028 Unsecured Notes	May 25, 2028	2.46%	$150,000	$—
2036 Unsecured Notes	May 25, 2036	3.18%	150,000	—
Total			300,000	—
Deferred financing costs, net			(1,601)	—
Unsecured Notes, net			$298,399	$—
Prepayments
We may, at our option, upon notice to each holder of the Unsecured Notes, prepay at any time all, or from time to time any part of, the Unsecured Notes, in an amount not less than 5% of the aggregate principal amount of the Unsecured Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, together with interest accrued thereon to the date of prepayment and the make-whole premium as outlined in the note purchase agreement.
Guarantees
In the event that any of our subsidiaries guarantees or otherwise becomes liable in respect of our Credit Facility, or any other material credit facility as defined in the note purchase agreement, then the obligations of the Unsecured Notes must also then be unconditionally guaranteed by each of those subsidiaries.
Loan Covenants
The Unsecured Notes contain customary covenants, including, among others, limitations on distributions, fundamental changes, and transactions with affiliates. The Unsecured Notes also include the following financial covenants, subject to certain qualifications, (i) a maximum total leverage ratio, (ii) a maximum secured leverage ratio, (iii) a maximum unencumbered leverage ratio, (iv) a minimum fixed charge coverage ratio, and (v) a minimum unsecured interest coverage ratio.
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Term Loan Facility and Revolving Facility
On December 8, 2020, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility (the “Credit Facility”). The Credit Facility provides $3,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”) and a $2,500,000 term loan facility (the “Term Loan Facility”), both of which mature on January 31, 2025, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility such that the aggregate amount does not exceed $4,000,000 at any time), subject to certain limitations.
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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2021 and December 31, 2020, respectively:

	Maturity Date	Interest Rate(1)	June 30, 2021	December 31, 2020
Term Loan Facility(2)	January 31, 2025	1.10%	$2,500,000	$2,500,000
Deferred financing costs, net			(25,505)	(29,093)
Term Loan Facility, net			$2,474,495	$2,470,907

Revolving Facility(2)	January 31, 2025	1.00%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of June 30, 2021, the applicable margins were 1.00% and 0.90%, respectively, and LIBOR was 0.10%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. After obtaining the requisite rating on our non-credit enhanced, senior unsecured long term debt as defined in the Credit Facility agreement (the “Investment Grade Rating”), we elected to convert to a credit rating based pricing grid (the “Pricing Grid Conversion”)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
effective April 22, 2021. The margins for the Term Loan Facility and Revolving Facility under the credit rating based pricing grid are as follows:

	Base Rate Loans			LIBOR Rate Loans
Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%
Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%
Prior to the Pricing Grid Conversion, the margins were based on a total leverage based grid. The margins for the Term Loan Facility, Revolving Facility, 2017 Term Loan Facility, and 2017 Revolving Facility under the total leverage based grid were as follows:

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
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees. Prior to the Pricing Grid Conversion, instead of a facility fee, we were required to pay an unused facility fee to the lenders under the Revolving Facility and the 2017 Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate was either 0.30% or 0.20% per annum for the Revolving Facility and 0.35% or 0.20% per annum for the 2017 Revolving Facility.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, and (v) minimum unsecured interest coverage ratio. Prior to obtaining an Investment Grade Rating, we were also required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Guarantees and Security
After we obtained the requisite Investment Grade Rating, our direct and indirect domestic wholly owned subsidiaries that directly own unencumbered assets (the “Subsidiary Guarantors”) were released from their previous guarantee requirements under the Credit Facility (the “Investment Grade Release”) effective May 5, 2021. Prior to the Investment Grade Release, the obligations under the Credit Facility were guaranteed on a joint and several basis by each Subsidiary Guarantor, subject to certain exceptions. In addition, INVH and each subsidiary of INVH that owns equity in the borrower may be required to provide a guarantee of the Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.

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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2021 and December 31, 2020:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2021	December 31, 2020
2022 Convertible Notes	3.50%	5.12%	43.9448	January 15, 2022	0.54 years	$344,994	$345,000
Net unamortized fair value adjustment						(2,944)	(5,596)
Total						$342,050	$339,404

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.
(2)The conversion rate as of June 30, 2021 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock (see Note 15).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Terms of Conversion
As of June 30, 2021, the conversion rate applicable to the 2022 Convertible Notes is 43.9448 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.76 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. From July 1, 2021 through the date our condensed consolidated financial statements were issued, $176,740 of principal was converted into 7,766,798 shares of common stock at the election of the note holders (see Note 15). The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $220,348 as of June 30, 2021 as the closing market price of our common stock of $37.29 per common share (actual $) exceeds the implicit conversion price. For the three months ended June 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4,344 and $4,279, respectively. For the six months ended June 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $8,688 and $8,558, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2021:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Unsecured Notes	Term Loan Facility(3)	Revolving Facility(3)	Convertible Senior Notes	Total
Remainder of 2021	$1,429,594	$—	$—	$—	$—	$—	$1,429,594
2022	2,085,177	—	—	—	—	344,994	2,430,171
2023	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—
2025	—	—	—	2,500,000	—	—	2,500,000
Thereafter	994,183	403,363	300,000	—	—	—	1,697,546
Total	4,508,954	403,363	300,000	2,500,000	—	344,994	8,057,311
Less: deferred financing costs, net	(10,665)	(2,159)	(1,601)	(25,505)	—	—	(39,930)
Less: unamortized fair value adjustment	—	—	—	—	—	(2,944)	(2,944)
Total	$4,498,289	$401,204	$298,399	$2,474,495	$—	$342,050	$8,014,437

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of June 30, 2021. If fully extended, we would have no mortgage loans maturing before 2024. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)On July 9, 2021, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July 9, 2022 was approved by the lender (see Note 15).
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
The table below summarizes our interest rate swap instruments as of June 30, 2021:

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

During the three and six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $139,696 will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 7.03%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2021	December 31, 2020	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$411,866	$539,560

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1	1	Other liabilities	—	—
Total		$1	$1		$411,866	$539,560
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2021 and December 31, 2020:

	June 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$411,866	$—	$411,866	$—	$—	$411,866

	December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$539,560	$—	$539,560	$—	$—	$539,560

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020:

	Amount of Loss Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2021	2020		2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(21,190)	$(52,817)	Interest expense	$(38,256)	$(28,042)	$80,764	$86,071

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended June 30,
		2021	2020
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$74	$39
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020		2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$58,869	$(394,255)	Interest expense	$(75,899)	$(36,609)	$164,170	$170,828

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Six Months Ended June 30,
		2021	2020
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$105	$52

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
As of June 30, 2021, the fair value of certain derivatives in a net liability position was $411,866. If we had breached any of these provisions at June 30, 2021, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $423,564.
Note 9—Stockholders' Equity
As of June 30, 2021, we have issued 568,718,544 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of June 30, 2021, 2,538,285 outstanding OP Units are redeemable.
During the three and six months ended June 30, 2021, we issued 1,068,110 and 1,600,878, respectively, shares of common stock. During the three and six months ended June 30, 2020, we issued 16,765,234 and 18,889,954, respectively, shares of common stock.
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
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the three and six months ended June 30, 2020, we sold 15,400 and 1,887,466 shares of our common stock under our ATM Equity Program, respectively, generating net proceeds of $344 and $56,265, respectively, after giving effect to Agent commissions and other costs totaling $66 and $977, respectively. We did not sell any shares of common stock under the ATM Equity Program during the three and six months ended June 30, 2021. As of June 30, 2021, $500,000 remains available for future offerings under the ATM Equity Program.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table summarizes our dividends declared from January 1, 2020 through June 30, 2021:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q2-2021	May 11, 2021	$0.17	May 28, 2021	$97,054
Q1-2021	January 28, 2021	0.17	February 26, 2021	96,933
Q4-2020	November 10, 2020	0.15	November 25, 2020	84,911
Q3-2020	August 12, 2020	0.15	August 28, 2020	84,286
Q2-2020	May 13, 2020	0.15	May 29, 2020	81,916
Q1-2020	February 12, 2020	0.15	February 28, 2020	81,673
On July 20, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on August 10, 2021, which is payable on August 27, 2021 (see Note 15).
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
Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2021.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the six months ended June 30, 2021, we granted 675,627 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the six months ended June 30, 2021 vest in three equal annual installments based on an anniversary date of March 1, 2021. The PRSUs granted during the six months ended June 30, 2021 may be earned based on the achievement of certain measures over a three year performance period that ends December 31, 2023. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.
•PRSU Results: During the six months ended June 30, 2021, the Compensation Committee certified performance achievement with respect to our 2018 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 159,180 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 47,145 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Director Awards
During the six months ended June 30, 2021, we granted 43,767 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2022 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved one-time equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “Outperformance Awards”). The Outperformance Awards may be earned based on the achievement of rigorous absolute total shareholder return and relative total shareholder return thresholds over a three year performance period ending on March 31, 2022. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative total shareholder return components will be separately calculated, and the number of earned Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on March 31, 2022 and 25% on each of the first and second anniversaries of such date, subject to continued employment. The current aggregate $12,160 grant-date fair value of the Outperformance Awards still outstanding was determined based on Monte-Carlo option pricing models which estimate the probability of the vesting conditions being satisfied.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the six months ended June 30, 2021:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2020	560,123	$24.54	975,811	$26.36	1,535,934	$25.70
Granted	252,249	30.30	626,325	27.44	878,574	28.26
Vested(2)	(395,851)	(23.43)	(436,493)	(23.31)	(832,344)	(23.37)
Forfeited / canceled	(8,457)	(27.63)	(59,490)	(22.79)	(67,947)	(23.39)
Balance, June 30, 2021	408,064	$29.12	1,106,153	$28.37	1,514,217	$28.57

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the six months ended June 30, 2021 was $18,204. During the six months ended June 30, 2021, 1,033 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the six months ended June 30, 2021:

For the Six Months Ended June 30, 2021
Expected volatility(1)	33.2%
Risk-free rate	0.31%
Expected holding period (years)	2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2021 and 2020, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$7,503	$1,659	$12,143	$4,927
Property management expense	1,703	447	2,877	1,280
Total	$9,206	$2,106	$15,020	$6,207
As of June 30, 2021, there is $36,987 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.99 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of June 30, 2021 and December 31, 2020, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$229,202	$234,000	$245,237	$249,736

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$4,508,954	$4,605,498	$4,832,133	$4,923,107
Secured Term Loan(3)	Level 3	403,363	427,915	403,363	447,190
Unsecured Notes(4)	Level 3	300,000	296,869	—	—
Term Loan Facility(5)	Level 3	2,500,000	2,506,403	2,500,000	2,514,623
Convertible Senior Notes(6)	Level 3	342,050	349,539	339,404	351,166

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying values of the mortgage loans are shown net of discount and excludes $10,665 and $12,035 of deferred financing costs as of June 30, 2021 and December 31, 2020, respectively.
(3)The carrying value of the Secured Term Loan excludes $2,159 and $2,268 of deferred financing costs as of June 30, 2021 and December 31, 2020, respectively.
(4)The carrying value of the Unsecured Notes excludes $1,601 of deferred financing costs as of June 30, 2021.
(5)The carrying values of the Term Loan Facility excludes $25,505 and $29,093 of deferred financing costs as of June 30, 2021 and December 31, 2020, respectively.
(6)The carrying values of the Convertible Senior Notes include unamortized discounts of $2,944 and $5,596 as of June 30, 2021 and December 31, 2020, respectively.

The fair values of our investments in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of June 30, 2021:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$427,915	Discounted Cash Flow	Effective Rate	2.88%
Unsecured Notes	296,869	Discounted Cash Flow	Effective Rate	2.66%	—	3.25%
Term Loan Facility	2,506,403	Discounted Cash Flow	Effective Rate	1.08%	—	2.51%
Convertible Senior Notes	349,539	Discounted Cash Flow	Effective Rate	1.07%

(1)Our Level 3 fair value instruments require interest only monthly payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$—	$451	$—	$451
Total impairments	—	(89)	—	(89)
Fair value	$—	$362	$—	$362

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$672	$6,994	$2,953	$17,794
Total impairments	(93)	(1,353)	(524)	(3,824)
Fair value	$579	$5,641	$2,429	$13,970
For additional information related to our single-family residential properties as of June 30, 2021 and December 31, 2020, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$60,242	$42,784	$117,514	$92,638

Denominator:
Weighted average common shares outstanding — basic	567,931,472	548,811,968	567,655,034	545,680,740
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,351,694	1,108,245	1,401,148	1,156,069
Weighted average common shares outstanding — diluted	569,283,166	549,920,213	569,056,182	546,836,809

Net income per common share — basic	$0.11	$0.08	$0.21	$0.17
Net income per common share — diluted	$0.11	$0.08	$0.21	$0.17

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, the following number of incremental shares attributed to non-vested share-based awards are excluded from the denominator: for the three months ended June 30, 2020, 342,849; and for the six months ended June 30, 2021 and 2020, 33,877 and 250,538, respectively. There are not any anti-dilutive incremental shares attributed to non-vested share-based awards for the three months ended June 30, 2021.
For the three and six months ended June 30, 2021 and 2020, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the three and six months ended June 30, 2021, using the “if-converted” method, 15,160,692 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. For the three and six months ended June 30, 2020, using the “if-converted” method, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the 2022 Convertible Notes for the three and six months ended June 30, 2021 and 2020. See Note 7 for further discussion about the 2022 Convertible Notes.
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
As of June 30, 2021 and December 31, 2020, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $142 and $299 of current income tax expense for the three months ended June 30, 2021 and 2020, respectively, and $383 and $429 of current income tax expense for the six months ended June 30, 2021 and 2020, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of June 30, 2021, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2021	$2,559	$1,684
2022	4,318	2,570
2023	3,516	2,505
2024	3,178	758
2025	1,751	—
Thereafter	1,038	—
Total lease payments	16,360	7,517
Less: imputed interest	(1,023)	(410)
Total lease liability	$15,337	$7,107
The components of lease expense for the three and six months ended June 30, 2021 and 2020 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost:
Fixed lease cost	$1,055	$1,158	$2,114	$2,151
Variable lease cost	261	262	604	597
Total operating lease cost	$1,316	$1,420	$2,718	$2,748

Finance lease cost:
Amortization of ROU assets	$712	$713	$1,416	$921
Interest on lease liabilities	70	128	156	270
Total finance lease cost	$782	$841	$1,572	$1,191

Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2021, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2021, for potential recognition or disclosure.
Extension of Existing Mortgage Loan
On July 9, 2021, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July 9, 2022 was approved by the lender.
2022 Convertible Notes
Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. From July 1, 2021 through the date our condensed consolidated financial statements were issued, $176,740 of principal was converted into 7,766,798 shares of common stock at the election of the note holders.
Dividend Declaration
On July 20, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on August 10, 2021, which is payable on August 27, 2021.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of June 30, 2021, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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

We also continue to adhere to Federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate. Additionally, to act on our core values of "Genuine Care" and "Standout Citizenship," we offer flexible solutions for residents experiencing financial hardship when requested, including payment plans and late fee abatements. Due to the impact of these measures, overall revenue collections as a percentage of monthly billings was 98% for the three months ended June 30, 2021, or approximately 99% of our historical average.
In May 2021, we began gradually allowing our office-based associates to return to working on-site while practicing social distancing and other safety measures. We considered factors such as the safety of our associates and residents, our business needs, applicable government regulations, community case trends, and recommendations from public health officials in determining our schedule for re-opening offices to associates. Furthermore, our myFlexibility program provides associates with an option to coordinate with their people leaders and teams to create flexible work schedules in terms of both location and hours.
Neither these procedural adjustments nor the overall impact of the COVID-19 pandemic created significant disruptions to our business model during the three and six months ended June 30, 2021.
The situation surrounding the ongoing COVID-19 pandemic remains fluid, and the full ensuing impact therefrom on our rental revenues and other property income, in particular, cannot be fully determined at present due to an inability to estimate collections of delinquent accounts and expiration of temporary restrictions in some markets on evictions, collections, rent increases, and late fees. We will continue to actively manage our response in collaboration with our residents and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business.
For further discussion of risks related to the pandemic, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic” in our Annual Report on Form 10-K.
In July 2021, we received congressional inquiries requesting information and documentation about our eviction practices during the COVID-19 pandemic, including information relating to compliance with federal eviction moratorium requirements and cooperation with impacted residents to use federal assistance funds as an alternative to eviction. We are in the process of cooperating with these inquiries and information requests.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2021 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,909	98.3%	$2,609	$1.54	12.3%
Northern California	4,241	98.5%	2,277	1.46	6.1%
Seattle	3,753	97.9%	2,363	1.23	5.6%
Phoenix	8,338	97.8%	1,586	0.96	8.7%
Las Vegas	3,017	98.0%	1,792	0.90	3.6%
Denver	2,466	94.5%	2,192	1.20	3.4%
Western United States Subtotal	29,724	97.8%	2,128	1.23	39.7%

Florida:
South Florida	8,243	97.4%	2,297	1.23	12.2%
Tampa	8,236	97.6%	1,782	0.96	9.6%
Orlando	6,261	97.2%	1,785	0.96	7.4%
Jacksonville	1,874	98.4%	1,791	0.90	2.2%
Florida Subtotal	24,614	97.5%	1,956	1.04	31.4%

Southeast United States:
Atlanta	12,573	97.8%	1,627	0.79	13.2%
Carolinas	5,037	97.2%	1,693	0.79	5.4%
Southeast United States Subtotal	17,610	97.6%	1,646	0.79	18.6%

Texas:
Houston	2,142	96.5%	1,624	0.84	2.2%
Dallas	2,810	95.7%	1,878	0.91	3.4%
Texas Subtotal	4,952	96.1%	1,768	0.88	5.6%

Midwest United States:
Chicago	2,585	98.2%	2,040	1.26	3.3%
Minneapolis	1,123	97.6%	2,000	1.02	1.4%
Midwest United States Subtotal	3,708	98.0%	2,028	1.18	4.7%

Announced Market-in-Exit:
Nashville(5)	4	55.2%	2,451	0.85	—%

Total / Average	80,612	97.6%	$1,943	$1.04	100.0%
Same Store Total / Average	72,658	98.3%	$1,941	$1.04	90.8%

(1)As of June 30, 2021.
(2)Represents average occupancy for the three months ended June 30, 2021.
(3)Represents average monthly rent for the three months ended June 30, 2021.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2021.
(5)In December 2019, we announced a plan to fully exit the Nashville market. As of June 30, 2021, we have four remaining homes in the market.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of the ongoing and numerous adverse impacts of COVID-19.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.1% of our rental revenues and other property income during the three months ended June 30, 2021. We actively monitor the impact of the COVID-19 outbreak on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Financing Arrangements: Financing arrangements directly impact our interest expense, our various debt instruments, and our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants, and certain financing arrangements contain variable interest rate terms. Interest rates are impacted by market conditions and the terms of the underlying financing arrangements. The COVID-19 pandemic has resulted in a widespread health crisis adversely affecting the economy and financial markets of many countries resulting in an economic downturn that could negatively affect our ability to access financial markets as well as our business, results of operations, and financial condition. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
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
Gains (Losses) on Investments in Equity Securities, net
Gains (losses) on investments in equity securities, net includes unrealized gains and losses resulting from mark to market adjustments and realized gains and losses resulting from the sale of such securities.
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
Results of Operations
Portfolio Information
As of June 30, 2021 and 2020, we owned 80,612 and 79,256 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2021 and 2020, we acquired 494 and 147 homes, respectively, and sold 212 and 416 homes, respectively. During the three months ended June 30, 2021 and 2020, we owned an average of 80,412 and 79,449 single-family rental homes, respectively. During the six months ended June 30, 2021 and 2020, we acquired 895 and 651 homes, respectively, and sold 460 and 900 homes, respectively. During the six months ended June 30, 2021 and 2020, we owned an average of 80,315 and 79,475 single-family rental homes, respectively.
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
As of June 30, 2021, our Same Store portfolio consisted of 72,658 single-family rental homes.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenues:
Rental revenues and other property income	$490,618	$449,755	$40,863	9.1%
Joint venture management fees	1,015	—	1,015	N/M
Total revenues	491,633	449,755	41,878	9.3%

Expenses:
Property operating and maintenance	175,422	167,002	8,420	5.0%
Property management expense	17,696	14,529	3,167	21.8%
General and administrative	19,828	14,426	5,402	37.4%
Interest expense	80,764	86,071	(5,307)	(6.2)%
Depreciation and amortization	145,280	137,266	8,014	5.8%
Impairment and other	980	(180)	1,160	644.4%
Total expenses	439,970	419,114	20,856	5.0%

Gains (losses) on investments in equity securities, net	(7,002)	—	(7,002)	N/M
Other, net	(1,903)	1,370	(3,273)	(238.9)%
Gain on sale of property, net of tax	17,919	11,167	6,752	60.5%
Income from investments in unconsolidated joint ventures	11	—	11	N/M

Net income	$60,688	$43,178	$17,510	40.6%

Revenues
For the three months ended June 30, 2021 and 2020, total revenues were $491.6 million and $449.8 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended June 30, 2021 and 2020, total portfolio rental revenues and other property income totaled $490.6 million and $449.8 million, respectively, an increase of 9.1%, driven by an increase in average occupancy, an increase in average monthly rent per occupied home, and a 963 home increase between periods in the average number of homes owned.
Average occupancy for the three months ended June 30, 2021 and 2020 for the total portfolio was 97.6% and 96.0%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2021 and 2020 was $1,943 and $1,869, respectively, a 4.0% increase. For our Same Store portfolio, average occupancy was 98.3% and 97.5% for the three months ended June 30, 2021 and 2020, respectively, and average monthly rent per occupied home for the three months ended June 30, 2021 and 2020 was $1,941 and $1,868, respectively, a 3.9% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2021 and 2020 was 26.8% and 27.9%, respectively. For the Same Store portfolio, an average home remained unoccupied for 23 and 36 days between residents for the three months ended June 30, 2021 and 2020, respectively. The decreases in these two metrics contributed to our increase in average occupancy on a year over year basis. Our turnover rate may have been, and may continue to be, impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.8% and 3.5% for the three months ended June 30, 2021 and 2020, respectively, and new lease net effective rental rate growth for the total portfolio averaged 13.8% and 2.9% for the three months ended June 30, 2021 and 2020, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.8% and 3.5% for the three months ended June 30, 2021 and 2020, respectively, and new lease net effective rental rate growth averaged 13.8% and 2.7% for the three months ended June 30, 2021 and 2020, respectively.
During the three months ended June 30, 2020, almost all late fees typically enforced in accordance with our lease agreements were not enforced or collected. During the three months ended June 30, 2021, enforcement and collection of late fees generally re-commenced in all markets where permissible. While the effects of the COVID-19 pandemic and the ensuing jurisdictional restrictions on rental rates, late fees, collections, and evictions have decreased over time, they may continue to affect our future collection rates, ability to increase rental revenues in certain markets, and fees and other ancillary income charged to residents.
For the three months ended June 30, 2021, joint venture management fees totaled $1.0 million.
Expenses
For the three months ended June 30, 2021 and 2020, total expenses were $440.0 million and $419.1 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended June 30, 2021, property operating and maintenance expense increased to $175.4 million from $167.0 million for the three months ended June 30, 2020. In addition to a 963 home increase in the average number of homes owned between periods, increases in utilities, property taxes, property administrative costs, turnover costs, and HOA expenses contributed to the overall 5.0% net increase in property operating and maintenance expense. During the three months ended June 30, 2020, as a result of the COVID-19 pandemic, controllable expenses such as turnover and property administrative costs declined significantly. We also believe HOA expenses were lower due to stay-at-home orders that reduced the number of fines and violations we received. Although the ongoing effects of COVID-19 continue to impact our operations in some ways, the COVID-related decline in turnover and property administrative costs during the three months ended June 30, 2020 has generally reversed during the three months ended June 30, 2021.
Property management expense and general and administrative expense increased to $37.5 million from $29.0 million for the three months ended June 30, 2021 and 2020, respectively, due to a $7.1 million increase in share-based compensation expense primarily related to changes in expected results for performance-based awards and a $1.6 million increase in other compensation costs for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. To date, other than the impact on share-based compensation expense, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense decreased from $86.1 million for the three months ended June 30, 2020 to $80.8 million for the three months ended June 30, 2021 due to the following: (1) a 57 bps decrease in the average margin on our term loan between those periods due to conversion to an investment grade pricing grid pursuant to an amended and restated credit facility and (2) a decrease in our average debt outstanding, net of deferred financing costs and discounts, from $8,351.6 million as of June 30, 2020 to $8,014.4 million as of June 30, 2021 due to various prepayments made subsequent to June 30, 2020.
Depreciation and amortization expense increased to $145.3 million for the three months ended June 30, 2021 from $137.3 million for the three months ended June 30, 2020 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Impairment and other expenses were $1.0 million and $(0.2) million for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, impairment and other expenses were comprised of impairment losses of $0.1 million on our single-family residential properties and net casualty losses of $0.9 million. During the three months ended June 30, 2020, impairment and other expenses were comprised of impairment losses of $1.4 million on our single-family residential properties and net gains on casualty losses of $1.7 million. The impairment costs recognized during the three months ended June 30, 2021 and 2020 were not a direct result of the COVID-19 pandemic.
Gains (Losses) on Investments in Equity Securities, net
For the three months ended June 30, 2021, $7.0 million of gains (losses) on investments in equity securities, net was comprised of an $8.9 million unrealized loss from marking an investment that has a readily determinable fair value to market and a $1.9 million realized gain from the sale of equity securities. There were no gains (losses) on investments in equity securities, net during the three months ended June 30, 2020.
Other, net
Other, net decreased to $(1.9) million for the three months ended June 30, 2021 from $1.4 million for the three months ended June 30, 2020, primarily due to lower interest income from our investments in debt securities and increases in debt and transaction costs between those periods. Additionally, joint venture management fees and income from investments in unconsolidated joint ventures presented separately on our condensed consolidated statement of operations for the three months ended June 30, 2021 were included in other, net during the three months ended June 30, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $17.9 million and $11.2 million for the three months ended June 30, 2021 and 2020, respectively. The primary driver of the increase was an increase in disposition proceeds received per home for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Income from Investments in Unconsolidated Joint Ventures
Income from investments in unconsolidated joint ventures was comprised of our equity in earnings therefrom.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenues:
Rental revenues and other property income	$965,072	$899,544	$65,528	7.3%
Joint venture management fees	1,786	—	1,786	N/M
Total revenues	966,858	899,544	67,314	7.5%

Expenses:
Property operating and maintenance	343,795	333,918	9,877	3.0%
Property management expense	33,538	28,901	4,637	16.0%
General and administrative	36,778	28,654	8,124	28.4%
Interest expense	164,170	170,828	(6,658)	(3.9)%
Depreciation and amortization	289,781	272,293	17,488	6.4%
Impairment and other	1,336	2,947	(1,611)	(54.7)%
Total expenses	869,398	837,541	31,857	3.8%

Gains (losses) on investments in equity securities, net	(10,142)	34	(10,176)	N/M
Other, net	(1,673)	5,050	(6,723)	(133.1)%
Gain on sale of property, net of tax	32,403	26,367	6,036	22.9%
Income from investments in unconsolidated joint ventures	362	—	362	N/M

Net income	$118,410	$93,454	$24,956	26.7%
Revenues
For the six months ended June 30, 2021 and 2020, total revenues were $966.9 million and $899.5 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the six months ended June 30, 2021 and 2020, total portfolio rental revenues and other property income totaled $965.1 million and $899.5 million, respectively, an increase of 7.3%, driven by an increase in average occupancy, an increase in average monthly rent per occupied home, and an 840 home increase between periods in the average number of homes owned, partially offset by an increase in bad debt.
Average occupancy for the six months ended June 30, 2021 and 2020 for the total portfolio was 97.5% and 95.2%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2021 and 2020 was $1,930 and $1,860, respectively, a 3.8% increase. For our Same Store portfolio, average occupancy was 98.4% and 97.1% for the six months ended June 30, 2021 and 2020, respectively, and average monthly rent per occupied home for the six months ended June 30, 2021 and 2020 was $1,928 and $1,859, respectively, a 3.7% increase.
The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2021 and 2020 was 23.9% and 26.6%, respectively. For the Same Store portfolio, an average home remained unoccupied for 26 and 44 days between residents for the six months ended June 30, 2021 and 2020, respectively. The decreases in these two metrics contributed to our increase in average occupancy on a year over year basis. Our turnover rate may have been, and may continue to be, impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long eviction moratoriums will remain in place nor when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.1% and 3.9% for the six months ended June 30, 2021 and 2020, respectively, and new lease net effective rental rate growth for the total portfolio averaged 11.2% and 2.5% for the six months ended June 30, 2021 and 2020, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.1% and 3.8% for the six months ended June 30, 2021 and 2020, respectively, and new lease net effective rental rate growth averaged 11.1% and 2.3% for the six months ended June 30, 2021 and 2020, respectively.
The COVID-19 pandemic has negatively impacted rental revenues and other property income since the onset of the pandemic in mid-March 2020 in two notable ways: (1) we experienced lower collection rates, which caused bad debt as a percentage of gross rental income to increase from 1.1% for the six months ended June 30, 2020 to 2.0% for the six months ended June 30, 2021; and (2) a significant portion of all late fees typically enforced in accordance with our lease agreements were not enforced or collected. As of the second quarter of 2021, enforcement and collections of late fees have generally re-commenced in all markets where permissible. While the effects of the COVID-19 pandemic and the ensuing jurisdictional restrictions on rental rates, late fees, collections, and evictions have decreased over time, they may continue to affect our future collection rates, ability to increase rental revenues in certain markets, and fees and other ancillary income charged to residents.
For the six months ended June 30, 2021, joint venture management fees totaled $1.8 million.
Expenses
For the six months ended June 30, 2021 and 2020, total expenses were $869.4 million and $837.5 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the six months ended June 30, 2021, property operating and maintenance expense increased to $343.8 million from $333.9 million for the six months ended June 30, 2020. In addition to an 840 home increase between periods in the average number of homes owned, increases in property taxes, utilities, and HOA expenses, partially offset by decreases in repairs and maintenance and turnover costs, resulted in the overall 3.0% net increase in property operating and maintenance expense. The COVID-19 pandemic impacted property operating and maintenance expense differently on a year over year basis between the three months ended March 31, 2021 and 2020 and the three months ended June 30, 2021 and 2020. The severity of the pandemic during the three months ended June 30, 2020 decreased controllable expenses (e.g., turnover and property administrative costs) and those cost declines have generally reversed during the three months ended June 30, 2021.
Property management expense and general and administrative expense increased to $70.3 million from $57.6 million for the six months ended June 30, 2021 and 2020, respectively, due to a $8.8 million increase in share-based compensation expense primarily related to changes in expected results for performance-based awards and a $4.7 million increase in other compensation costs, partially offset by a $0.8 million decrease in administrative fees for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Other than the impact on share-based compensation expense, to date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense decreased from $170.8 million for the six months ended June 30, 2020 to $164.2 million for the six months ended June 30, 2021 due to the following: (1) a 36 bps decrease in the average margin on our term loan between those periods due to conversion to an investment grade pricing grid pursuant to an amended and restated credit facility and (2) a decrease in our average debt outstanding, net of deferred financing costs and discounts, from $8,351.6 million as of June 30, 2020 to $8,014.4 million as of June 30, 2021 due to various prepayments made subsequent to June 30, 2020.
Depreciation and amortization expense increased to $289.8 million for the six months ended June 30, 2021 from $272.3 million for the six months ended June 30, 2020 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Impairment and other expenses were $1.3 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, impairment and other expenses were comprised of impairment losses of $0.5 million on our single-family residential properties and net casualty losses of $0.8 million. During the six months ended June 30, 2020, impairment and other expenses were comprised of impairment losses of $3.9 million on our single-family residential properties and net gains on casualty losses of $1.0 million. The impairment costs recognized during the six months ended June 30, 2021 and 2020 were not a direct result of the COVID-19 pandemic.
Gains (Losses) on Investments in Equity Securities, net
For the six months ended June 30, 2021, $10.1 million of gains (losses) on investments in equity securities, net was comprised of a $12.0 million unrealized loss from marking an investment that has a readily determinable fair value to market and a $1.9 million realized gain from the sale of equity securities.
Other, net
Other, net decreased to $1.7 million for the six months ended June 30, 2021 from $5.1 million for the six months ended June 30, 2020, primarily due to lower interest income from our investments in debt securities and increases in debt and transaction costs between those periods. Additionally, joint venture management fees and income from investments in unconsolidated joint ventures presented separately on our condensed consolidated statement of operations for the six months ended June 30, 2021 were included in other, net during the six months ended June 30, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $32.4 million and $26.4 million for the six months ended June 30, 2021 and 2020, respectively. The primary driver of the increase was an increase in disposition proceeds received per home for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Income from Investments in Unconsolidated Joint Ventures
Income from investments in unconsolidated joint ventures was comprised of our equity in earnings therefrom and totaled $0.4 million during the six months ended June 30, 2021.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2021 and December 31, 2020 include unrestricted cash and cash equivalents of $126.2 million and $213.4 million, respectively, a 40.9% decrease primarily due to use of cash on hand to fund acquisitions of single-family properties. In May 2021, we issued and sold $300.0 million of unsecured notes in a private placement transactions. We used the proceeds to repay $300.0 million of the highest-cost classes of various securitizations due to reach final maturity between December 2024 and January 2026. As of June 30, 2021, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until December 2024, provided all extensions are exercised, with the exception of $345.0 million of convertible notes maturing in January 2022. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. From July 1, 2021 through the date our condensed consolidated financial statements were issued, $176.7 million of principal was converted into 7,766,798 shares of common stock at the election of the note holders.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, as detailed in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
Through June 30, 2021, disposition channels remained healthy in our markets, and we continue to sell homes that are designated for disposition. With a pipeline of acquisitions to which we are committed of $275.9 million as of June 30, 2021, we have limited cash commitments outside of debt service. However, the ongoing impact of the COVID-19 pandemic may impact the acquisition and disposition of single-family homes in ways that we are unable to predict.

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of June 30, 2021 ($ in thousands):

Debt Instruments	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate	Weighted Average Years to Maturity(1)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(2)	$996,296	$940,796	4.23%	5.9	$—
IH 2017-2(2)	551,280	523,701	L + 107 bps	3.4	551,280
IH 2018-1(2)	641,153	609,060	L + 95 bps	3.7	641,153
IH 2018-2(2)	691,013	656,457	L + 109 bps	3.9	691,013
IH 2018-3(2)	878,314	834,384	L + 116 bps	4.0	878,314
IH 2018-4(2)	753,011	715,354	L + 128 bps	4.5	753,011
Secured Term Loan(3)(4)	403,363	403,363	3.59%	9.9	—
Total secured(5)	4,914,430	$4,683,115	3.68%	4.9	3,514,771

Unsecured:
2022 Convertible Senior Notes(4)(6)	344,994		3.50%	0.5	—
2028 Unsecured Notes(4)	150,000		2.46%	6.9	—
2036 Unsecured Notes(4)	150,000		3.18%	14.9	—
Term Loan Facility(4)	2,500,000		L + 100 bps	4.6	2,500,000
Revolving Facility(4)	—		L + 90 bps	4.6	—
Total unsecured(5)	3,144,994		3.31%	4.8	2,500,000

Total:
Total debt(5)	8,059,424		3.54%	4.8	$6,014,771
Unamortized discounts and fair value adjustments	(5,057)
Deferred financing costs, net	(39,930)
Total debt per balance sheet	8,014,437
Retained certificates	(231,315)
Cash and restricted cash, excluding security deposits and letters of credit	(201,779)
Deferred financing costs, net	39,930
Unamortized discounts and fair value adjustments	5,057
Net debt	$7,626,330

(1)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(2)Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offer Rate (“LIBOR”) (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of June 30, 2021, LIBOR was 0.10%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(3)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
(4)Defined below.

(5)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on LIBOR as of June 30, 2021, 0.10%, and includes the impact of interest rate swap agreements effective as of June 30, 2021.
(6)Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock

As part of our long-term debt strategy, our goal is to improve our credit ratings, and, over time, we generally intend to target a reduction in our level of net debt to approximately 5.5 to 6.0 times trailing twelve months Adjusted EBITDAre (see “— Non-GAAP Measures — EBITDA, EBITDAre, and Adjusted EBITDAre”), a reduction in our level of secured debt to less than 20% of gross assets, and an increase in our level of unencumbered assets to greater than 70% of gross assets. To facilitate our long-term debt strategy, we expect to seek to, among other things, (a) refinance a significant portion of our secured debt maturing in 2024 through 2026 (assuming all extension options are exercised) with unsecured debt, including potential unsecured bond issuances and/or (b) repay a portion of such debt. There can be no assurance that we will be successful in implementing our long-term debt strategy, improving our credit ratings, or achieving our targets in the short or medium term or at all or that we will not change our strategy or targets in the future. Even if we do achieve our targets, we may from time to time fall outside of our target ranges; and there can be no assurance that we will continue to meet our targets. In addition, we cannot assure you that we will be able to access the capital and credit markets to obtain additional unsecured debt financing or that we will be able to obtain financing on terms favorable to us. For further discussion of risks related to our indebtedness, see Part I. Item 1A. “Risk Factors — Risks Related to Our Indebtedness,” including “Risk Factors — Risks Relating to Our Indebtedness — We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations” in our Annual Report on Form 10-K.
Short-Term and Long-Term Liquidity Needs
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of June 30, 2021.
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

LIBOR Transition
Certain Securitizations, the Secured Term Loan, the Term Loan Facility, and the Revolving Facility (collectively, the “LIBOR-Based Loans”) use the one month LIBOR as a benchmark for establishing interest rates. Our derivative instruments are also indexed to one month LIBOR. On March 5, 2021, the Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, announced that it would cease publication of the one week and two month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Once one month LIBOR is phased out after June 30, 2023, the interest rates for our LIBOR-Based Loans will be based on a comparable or successor rate as provided for in our loan agreements. We will work with the counterparties to our swap and cap agreements to adjust each floating rate to a comparable or successor rate. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2021 and December 31, 2020:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	June 30, 2021	December 31, 2020
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	$994,183	$994,787
IH 2017-2(7)	December 9, 2021	December 9, 2024	1.17%	91-151 bps	551,280	612,506
IH 2018-1(7)	March 9, 2022	March 9, 2025	1.05%	76-151 bps	641,153	646,021
IH 2018-2(7)	June 9, 2022	June 9, 2025	1.19%	95-150 bps	691,013	693,988
IH 2018-3(7)(8)	July 9, 2021	July 9, 2025	1.26%	105-170 bps	878,314	1,036,561
IH 2018-4(7)	January 9, 2022	January 9, 2026	1.38%	115-170 bps	753,011	848,270
Total Securitizations					4,508,954	4,832,133
Less: deferred financing costs, net					(10,665)	(12,035)
Total					$4,498,289	$4,820,098

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over the LIBOR, plus applicable servicing fees; as of June 30, 2021, LIBOR was 0.10%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of June 30, 2021.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2.1 million and $2.3 million as of June 30, 2021 and December 31, 2020, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-3 and IH 2018-4 mortgage loans have exercised the first extension option, and our IH 2017-2, IH 2018-1, and IH 2018-2 mortgage loans have exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On July 9, 2021, the extension of the maturity date of the IH 2018-3 mortgage loan from July 9, 2021 to July 9, 2022 was approved by the lender.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2021 and December 31, 2020, a total of 31,196 and 31,316 homes, respectively, with a gross book value of $6,893.7 million and $6,888.3 million, respectively, and a net book value of $5,665.1 million and $5,761.6 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 1.70%.
The retained certificates total $229.2 million and $245.2 million as of June 30, 2021 and December 31, 2020, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2021 and 2020, we made voluntary and mandatory prepayments of $323.4 million and $131.7 million, respectively, under the terms of the mortgage loan agreements.
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

The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2021 and December 31, 2020:

($ in thousands)	Maturity Date	Interest Rate(1)	June 30, 2021	December 31, 2020
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(2,159)	(2,268)
Secured Term Loan, net			$401,204	$401,095

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
Collateral
The Secured Term Loan’s collateral pool contains 3,334 and 3,332 homes as of June 30, 2021 and December 31, 2020, respectively, with a gross book value of $796.6 million and $791.9 million, respectively, and a net book value of $711.8 million and $719.8 million, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the six months ended June 30, 2020, we made mandatory prepayments of $0.1 million. No such prepayments were made during the six months ended June 30, 2021.
Unsecured Notes

On May 25, 2021, we entered into a note purchase agreement in connection with a private placement of senior unsecured notes. Under such note purchase agreement, we issued and sold $300.0 million aggregate principal amount of senior unsecured notes to certain institutional investors consisting of (i) $150.0 million aggregate principal amount of 2.46% Senior Notes, Series A, due May 25, 2028 (the “2028 Unsecured Notes”) and (ii) $150.0 million aggregate principal amount of 3.18% Senior Notes, Series B, due May 25, 2036 (the “2036 Unsecured Notes,” and together with the 2028 Unsecured Notes, the “Unsecured Notes”). Proceeds from the Unsecured Notes were used for general corporate purposes, including voluntary prepayment of then-outstanding indebtedness. Interest on the Unsecured Notes is payable semi-annually in arrears on May 25th and November 25th of each year, commencing on November 25, 2021, until such principal becomes due and payable.
The following table sets forth a summary of our Unsecured Notes as of June 30, 2021 and December 31, 2020:

($ in thousands)	Maturity Date	Interest Rate	June 30, 2021	December 31, 2020
2028 Unsecured Notes	May 25, 2028	2.46%	$150,000	$—
2036 Unsecured Notes	May 25, 2036	3.18%	150,000	—
Total			300,000	—
Deferred financing costs, net			(1,601)	—
Unsecured Notes, net			$298,399	$—
Prepayments
We may, at our option, upon notice to each holder of the Unsecured Notes, prepay at any time all, or from time to time any part of, the Unsecured Notes, in an amount not less than 5% of the aggregate principal amount of the Unsecured Notes then outstanding in the case of a partial prepayment, at 100% of the principal amount so prepaid, together with interest accrued thereon to the date of prepayment and the make-whole premium as outlined in the note purchase agreement.
Guarantees
In the event that any of our subsidiaries guarantees or otherwise becomes liable in respect of our Credit Facility, or any other material credit facility as defined in the note purchase agreement, then the obligations of the Unsecured Notes must also then be unconditionally guaranteed by each of those subsidiaries.
Loan Covenants
The Unsecured Notes contain customary covenants, including, among others, limitations on distributions, fundamental changes, and transactions with affiliates. The Unsecured Notes also include the following financial covenants, subject to certain qualifications, (i) a maximum total leverage ratio, (ii) a maximum secured leverage ratio, (iii) a maximum unencumbered leverage ratio, (iv) a minimum fixed charge coverage ratio, and (v) a minimum unsecured interest coverage ratio.
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Term Loan Facility and Revolving Facility
On December 8, 2020, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility (the “Credit Facility”). The Credit Facility provides $3,500.0 million of borrowing capacity and consists of the $1,000.0 million Revolving Facility and a $2,500.0 million term loan facility (the “Term Loan Facility”), both of which mature on January 31, 2025, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the Term Loan Facility such that the aggregate amount does not exceed $4,000.0 million at any time), subject to certain limitations.
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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of June 30, 2021 and December 31, 2020, respectively:

($ in thousands)	Maturity Date	Interest Rate(1)	June 30, 2021	December 31, 2020
Term Loan Facility(2)	January 31, 2025	1.10%	$2,500,000	$2,500,000
Deferred financing costs, net			(25,505)	(29,093)
Term Loan Facility, net			$2,474,495	$2,470,907

Revolving Facility(2)	January 31, 2025	1.00%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of June 30, 2021, the applicable margins were 1.00% and 0.90%, respectively, and LIBOR was 0.10%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing, or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. After obtaining the requisite rating on our non-credit enhanced, senior unsecured long term debt as defined in the Credit Facility agreement (the “Investment Grade Rating”), we elected to convert to a credit rating based pricing grid (the “Pricing Grid Conversion”) effective April 22, 2021. The margins for the Term Loan Facility and Revolving Facility under the credit rating based pricing grid are as follows:

	Base Rate Loans			LIBOR Rate Loans
Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%
Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%
Prior to the Pricing Grid Conversion, the margins were based on a total leverage based grid. The margins for the Term Loan Facility, Revolving Facility, 2017 Term Loan Facility, and 2017 Revolving Facility under the total leverage based grid were as follows:

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
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees. Prior to the Pricing Grid Conversion, instead of a facility fee, we were required to pay an unused facility fee to the lenders under the Revolving Facility and the 2017 Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate was either 0.30% or 0.20% per annum for the Revolving Facility and 0.35% or 0.20% per annum for the 2017 Revolving Facility.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, and (v) minimum unsecured interest coverage ratio. Prior to obtaining an Investment Grade Rating, we were also required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of June 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants.
Guarantees and Security
After we obtained the requisite Investment Grade Rating, our direct and indirect domestic wholly owned subsidiaries that directly own unencumbered assets (the “Subsidiary Guarantors”) were released from their previous guarantee requirements under the Credit Facility (the “Investment Grade Release”) effective May 5, 2021. Prior to the Investment Grade Release, the obligations under the Credit Facility were guaranteed on a joint and several basis by each Subsidiary Guarantor, subject to certain exceptions. In addition, INVH and each subsidiary of INVH that owns equity in the borrower may be required to provide a guarantee of the Credit Facility under certain circumstances, including if INVH does not maintain its qualification as a REIT.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of June 30, 2021 and December 31, 2020:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	June 30, 2021	December 31, 2020
2022 Convertible Notes	3.50%	5.12%	43.9448	January 15, 2022	0.54 years	$344,994	$345,000
Net unamortized fair value adjustment						(2,944)	(5,596)
Total						$342,050	$339,404

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes.
(2)The conversion rate as of June 30, 2021 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock.
Terms of Conversion
As of June 30, 2021, the conversion rate applicable to the 2022 Convertible Notes is 43.9448 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.76 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders may convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. From July 1, 2021 through the date our condensed consolidated financial statements were issued, $176.7 million of principal was converted into 7,766,798 shares of common stock at the election of the note holders. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $220.3 million as of June 30, 2021 as the closing market price of our common stock of $37.29 per common share (actual $) exceeds the implicit conversion price. For the three months ended June 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $4.3 million and $4.3 million, respectively. For the six months ended June 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $8.7 million and $8.6 million, respectively.
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
The table below summarizes our interest rate swap instruments as of June 30, 2021 ($ in thousands):

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

During the three and six months ended June 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $139.7 million will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 7.03%.
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
Cash Flows
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	% Change
Net cash provided by operating activities	$470,101	$395,935	$74,166	18.7%
Net cash used in investing activities	(282,875)	(89,504)	(193,371)	(216.0)%
Net cash provided by (used in) financing activities	(230,850)	202,937	(433,787)	(213.8)%
Change in cash, cash equivalents, and restricted cash	$(43,624)	$509,368	$(552,992)	(108.6)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $470.1 million and $395.9 million for the six months ended June 30, 2021 and 2020, respectively, an increase of 18.7%. The increase in cash provided by operating activities was driven by improved operational profitability, including a $57.4 million increase in total revenues net of property operating and maintenance expense from period to period, and a net $23.3 million source of cash from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $282.9 million and $89.5 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $193.4 million. The increase in net cash used in investing activities resulted from the combined effect of the following significant changes in cash flows during the six months ended June 30, 2021 compared to the six months ended June 30, 2020: (1) an increase in cash used for the acquisition of homes; (2) a decrease in proceeds from the sale of homes; and (3) an offsetting decrease in cash used for the initial renovation of homes. More specifically, acquisition spend increased $126.1 million due to an increase in the number of homes acquired from 651 to 895 homes during the six months ended June 30, 2021 and 2020, respectively. Proceeds from sales of homes decreased $91.8 million from the six months ended June 30, 2020 to the six months ended June 30, 2021 due to a significant decrease in the number of homes sold from 900 to 460, respectively, partially offset by an increase in proceeds per home. Initial renovation spend decreased $24.2 million from the six months ended June 30, 2020 compared to the six months ended June 30, 2021 due to a decrease in the number of homes undergoing their initial renovation.
Financing Activities
Net cash provided by (used in) financing activities was $(230.9) million and $202.9 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, $300.0 million of proceeds from the issuance and sale of the Unsecured Notes along with cash from operations were used to repay $323.4 million of principal on our mortgage loans, including partial repayments of IH 2017-2, IH 2018-3, and IH 2018-4, and to fund $195.0 million of dividend and distribution payments. During the six months ended June 30, 2020, issuances and sales of stock under our public offering and proceeds from our at the market equity program, net of commissions, resulted in $503.8 million of proceeds, and we repaid $131.7 million of our mortgage loans, including partial repayments of IH 2018-2 and IH 2018-3, and funded $164.5 million of dividend and distribution payments.
Contractual Obligations
Our contractual obligations as of June 30, 2021, consist of the following:

($ in thousands)	Total	2021(1)	2022-2023	2024-2025	Thereafter
Mortgage loans(2)(3)	$4,934,485	$42,933	$171,019	$2,910,371	$1,810,162
Secured Term Loan(2)	547,189	7,236	28,944	28,944	482,065
Unsecured Notes	396,673	4,230	16,920	16,920	358,603
Term Loan Facility(2)	2,628,028	14,056	55,764	55,840	2,502,368
Revolving Facility(2)(3)(4)	9,311	1,022	4,056	4,061	172
2022 Convertible Notes(5)	357,068	6,037	351,031	—	—
Derivative instruments(6)	530,194	67,215	279,031	183,948	—
Purchase commitments(7)	275,943	225,587	22,115	28,241	—
Operating leases	16,360	2,559	7,834	4,929	1,038
Finance leases	7,517	1,684	5,075	758	—
Total	$9,702,768	$372,559	$941,789	$3,234,012	$5,154,408

(1)Includes estimated payments for the remaining six months of 2021.
(2)Includes estimated interest payments on the respective debt based on amounts outstanding as of June 30, 2021 at rates in effect as of such date; as of June 30, 2021, LIBOR was 0.10%.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(4)Includes the related unused commitment fee.
(5)Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate. The 2022 Convertible Notes principal amount of $345.0 million is included in 2022 maturities presented above. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. From July 1, 2021 through the date our condensed consolidated financial statements were issued, $176.7 million of principal was converted into 7,766,798 shares of common stock at the election of the note holders.
(6)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of June 30, 2021, or 0.10%.
(7)Represents commitments to acquire 833 single-family rental homes, of which 193 are part of agreements with homebuilders to purchase homes with expected completion dates ranging from 2022 to 2025.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a joint venture. As of June 30, 2021, our remaining equity commitment to the joint venture is $50.4 million.
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2021.
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
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; severance; casualty (gains) losses, net; (gains) losses on investments in equity securities, net; and other income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$60,242	$42,784	$117,514	$92,638
Net income available to participating securities	96	119	191	221
Non-controlling interests	350	275	705	595
Interest expense	80,764	86,071	164,170	170,828
Interest expense in unconsolidated joint ventures	225	—	299	—
Depreciation and amortization	145,280	137,266	289,781	272,293
Depreciation and amortization of investments in unconsolidated joint ventures	246	—	350	—
EBITDA	287,203	266,515	573,010	536,575
Gain on sale of property, net of tax	(17,919)	(11,167)	(32,403)	(26,367)
Impairment on depreciated real estate investments	93	1,442	524	3,913
Net gain on sale of investments in unconsolidated joint ventures	(104)	—	(440)	—
EBITDAre	269,273	256,790	540,691	514,121
Share-based compensation expense(1)	9,206	2,106	15,020	6,207
Severance	160	255	274	255
Casualty (gains) losses, net	887	(1,622)	812	(966)
(Gains) losses on investments in equity securities, net	7,002	—	10,142	(34)
Other, net(2)	1,903	(1,370)	1,673	(5,050)
Adjusted EBITDAre	$288,431	$256,159	$568,612	$514,533

(1)For the three months ended June 30, 2021 and 2020, $1,703 and $447 was recorded in property management expense, respectively, and $7,503 and $1,659 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2021 and 2020, $2,877 and $1,280 was recorded in property management expense, respectively, and $12,143 and $4,927 was recorded in general and administrative expense, respectively.
(2)Includes interest income and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense

(which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, repairs and maintenance, leasing costs, and marketing expense). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; (gains) losses on investments in equity securities, net; other income and expenses; joint venture management fees; and income from investments in unconsolidated joint ventures.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$60,242	$42,784	$117,514	$92,638
Net income available to participating securities	96	119	191	221
Non-controlling interests	350	275	705	595
Interest expense	80,764	86,071	164,170	170,828
Depreciation and amortization	145,280	137,266	289,781	272,293
Property management expense(1)	17,696	14,529	33,538	28,901
General and administrative(2)	19,828	14,426	36,778	28,654
Impairment and other	980	(180)	1,336	2,947
Gain on sale of property, net of tax	(17,919)	(11,167)	(32,403)	(26,367)
(Gains) losses on investments in equity securities, net	7,002	—	10,142	(34)
Other, net(3)	1,903	(1,370)	1,673	(5,050)
Joint venture management fees	(1,015)	—	(1,786)	—
Income from investments in unconsolidated joint ventures	(11)	—	(362)	—
NOI (total portfolio)	315,196	282,753	621,277	565,626
Non-Same Store NOI	(29,328)	(19,043)	(55,906)	(34,456)
NOI (Same Store portfolio)(4)	$285,868	$263,710	$565,371	$531,170

(1)Includes $1,703 and $447 of share-based compensation expense for the three months ended June 30, 2021 and 2020, respectively. Includes $2,877 and $1,280 of share-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.
(2)Includes $7,503 and $1,659 of share-based compensation expense for the three months ended June 30, 2021 and 2020, respectively. Includes $12,143 and $4,927 of share-based compensation expense for the six months ended June 30, 2021 and 2020, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 72,658 homes for the six months ended June 30, 2021 and 2020.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; severance expense; casualty (gains) losses, net; and (gains) losses on investments in equity securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020
Net income available to common stockholders	$60,242	$42,784	$117,514	$92,638
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	96	119	191	221
Non-controlling interests	350	275	705	595
Depreciation and amortization on real estate assets	143,607	135,647	286,391	269,561
Impairment on depreciated real estate investments	93	1,442	524	3,913
Net gain on sale of previously depreciated investments in real estate	(17,919)	(11,167)	(32,403)	(26,367)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	142	—	(90)	—
FFO	186,611	169,100	372,832	340,561
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives, including our share from unconsolidated joint ventures	8,169	9,366	16,787	19,757
Share-based compensation expense(1)	9,206	2,106	15,020	6,207
Severance expense	160	255	274	255
Casualty (gains) losses, net	887	(1,622)	812	(966)
(Gains) losses on investments in equity securities, net	7,002	—	10,142	(34)
Core FFO	212,035	179,205	415,867	365,780
Recurring capital expenditures, including our share from unconsolidated joint ventures	(28,714)	(27,617)	(53,189)	(53,605)
Adjusted FFO	$183,321	$151,588	$362,678	$312,175

Net income available to common stockholders
Weighted average common shares outstanding — diluted(2)(3)(4)	569,283,166	549,920,213	569,056,182	546,836,809

Net income per common share — diluted(2)(3)(4)	$0.11	$0.08	$0.21	$0.17

FFO
Numerator for FFO per common share — diluted(2)	$190,955	$173,379	$381,520	$349,119
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	587,982,707	568,769,738	587,906,276	565,753,742

FFO per common share — diluted(2)(3)(4)	$0.32	$0.30	$0.65	$0.62

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	572,822,015	553,669,295	572,745,584	550,653,299

Core FFO per common share — diluted(2)(3)(4)	$0.37	$0.32	$0.73	$0.66
AFFO per common share — diluted(2)(3)(4)	$0.32	$0.27	$0.63	$0.57

(1)For the three months ended June 30, 2021 and 2020, $1,703 and $447 was recorded in property management expense, respectively, and $7,503 and $1,659 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2021 and 2020, $2,877 and $1,280 was recorded in property management expense, respectively, and $12,143 and $4,927 was recorded in general and administrative expense, respectively.

(2)The numerator for FFO per common share — diluted is adjusted for interest expense on the 2022 Convertible Notes, including non-cash amortization of discounts, totaling $4,344 and $4,279 for the three months ended June 30, 2021 and 2020, respectively, and $8,688 and $8,558 for the six months ended June 30, 2021 and 2020, respectively. For the three and six months ended June 30, 2021, the denominator is adjusted for 15,160,692 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. For the three and six months ended June 30, 2020, the denominator is adjusted for 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. Additionally, no such adjustments were made to Core FFO and AFFO per common share —diluted.
(3)Incremental shares attributed to non-vested share-based awards totaling 1,351,694 and 1,108,245 shares for the three months ended June 30, 2021 and 2020, respectively, and 1,401,148 and 1,156,069 for the six months ended June 30, 2021 and 2020, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,658,302 and 1,394,042 for the three months ended June 30, 2021 and 2020, respectively, and 1,743,425 and 1,509,274 six months ended June 30, 2021 and 2020, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(4)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 3,232,241 and 3,463,285 for the three months ended June 30, 2021 and 2020, respectively, and 3,347,125 and 3,463,285 for the six months ended June 30, 2021 and 2020, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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

As of June 30, 2021, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $3,514.8 million and Term Loan Facility of $2,500.0 million for a combined total of $6,014.8 million. We effectively converted 95.9% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $2.4 million or $20.1 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings. A 100 bps decrease in LIBOR results in a negative LIBOR rate and additional interest expense for us. Our variable rate loan agreements contain LIBOR floors, and there is no reciprocal feature in our interest rate swap agreements.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
We are not subject to any material litigation nor, to management’s knowledge, is any material litigation currently threatened against us other than routine litigation and administrative proceedings arising in the ordinary course of business.

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

10.1
Note Purchase Agreement, dated May 25, 2021, among Invitation Homes Operating Partnership LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 26, 2021).

10.2
Form of Invitation Homes Operating Partnership LP 2.46% Senior Note, Series A, due May 25, 2028 (included as a part of Exhibit 10.1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 26, 2021)).

10.3
Form of Invitation Homes Operating Partnership LP 3.18% Senior Note, Series B, due May 25, 2036 (included as a part of Exhibit 10.1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 26, 2021)).

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

Certain agreements and other documents filed as exhibits to this Quarterly Report on Form 10-Q contain representations and warranties that the parties thereto made to each other. These representations and warranties have been made solely for the benefit of the other parties to such agreements and may have been qualified by certain information that has been disclosed to the other parties to such agreements and other documents and that may not be reflected in such agreements and other documents. In addition, these representations and warranties may be intended as a way of allocating risks among parties if the statements contained therein prove to be incorrect, rather than as actual statements of fact. Accordingly, there can be no reliance on any such representations and warranties as characterizations of the actual state of facts. Moreover, information concerning the subject matter of any such representations and warranties may have changed since the date of such agreements or other documents.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invitation Homes Inc.

By:	/s/ Ernest M. Freedman
Name: Ernest M. Freedman
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 29, 2021

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 29, 2021