Form 10-Q
period 2021-09-30
Invitation Homes Inc.
filed 2021-10-28
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2021
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of October 26, 2021, there were 596,768,674 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	76
Item	4.	Controls and Procedures	77

PART II
Item	1.	Legal Proceedings	79
Item	1A.	Risk Factors	79
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item	3.	Defaults Upon Senior Securities	79
Item	4.	Mine Safety Disclosures	79
Item	5.	Other Information	79
Item	6.	Exhibits	80

Signatures			82

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,664,892	$4,539,796
Building and improvements	14,919,417	14,261,954
	19,584,309	18,801,750
Less: accumulated depreciation	(2,930,862)	(2,513,057)
Investments in single-family residential properties, net	16,653,447	16,288,693
Cash and cash equivalents	569,663	213,422
Restricted cash	251,487	198,346
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	93,096	69,267
Other assets, net	424,666	478,287
Total assets	$18,250,566	$17,506,222

Liabilities:
Mortgage loans, net	$3,857,863	$4,820,098
Secured term loan, net	401,258	401,095
Unsecured notes, net	931,889	—
Term loan facility, net	2,476,309	2,470,907
Revolving facility	—	—
Convertible senior notes, net	145,818	339,404
Accounts payable and accrued expenses	297,073	149,299
Resident security deposits	163,663	157,936
Other liabilities	453,448	611,410
Total liabilities	8,727,321	8,950,149
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 594,893,674 and 567,117,666 outstanding as of September 30, 2021 and December 31, 2020, respectively	5,949	5,671
Additional paid-in capital	10,622,691	9,707,258
Accumulated deficit	(767,232)	(661,162)
Accumulated other comprehensive loss	(378,428)	(546,942)
Total stockholders' equity	9,482,980	8,504,825
Non-controlling interests	40,265	51,248
Total equity	9,523,245	8,556,073
Total liabilities and equity	$18,250,566	$17,506,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Rental revenues and other property income	$508,178	$459,184	$1,473,250	$1,358,728
Joint venture management fees	1,354	—	3,140	—
Total revenues	509,532	459,184	1,476,390	1,358,728

Expenses:
Property operating and maintenance	184,484	177,997	528,279	511,915
Property management expense	17,886	14,824	51,424	43,725
General and administrative	19,369	17,972	56,147	46,626
Interest expense	79,370	87,713	243,540	258,541
Depreciation and amortization	150,694	138,147	440,475	410,440
Impairment and other	4,294	1,723	5,630	4,670
Total expenses	456,097	438,376	1,325,495	1,275,917

Gains (losses) on investments in equity securities, net	4,319	—	(5,823)	34
Other, net	(1,508)	(3,049)	(3,181)	2,001
Gain on sale of property, net of tax	13,047	15,106	45,450	41,473
Income from investments in unconsolidated joint ventures	202	—	564	—

Net income	69,495	32,865	187,905	126,319
Net income attributable to non-controlling interests	(318)	(211)	(1,023)	(806)

Net income attributable to common stockholders	69,177	32,654	186,882	125,513
Net income available to participating securities	(69)	(114)	(260)	(335)

Net income available to common stockholders — basic and diluted (Note 12)	$69,108	$32,540	$186,622	$125,178

Weighted average common shares outstanding — basic	577,011,178	560,598,995	570,808,028	550,722,684
Weighted average common shares outstanding — diluted	578,571,392	561,871,373	572,262,198	551,947,278

Net income per common share — basic	$0.12	$0.06	$0.33	$0.23
Net income per common share — diluted	$0.12	$0.06	$0.33	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$69,495	$32,865	$187,905	$126,319

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(1,586)	(4,171)	57,283	(398,426)
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	37,074	37,557	112,973	74,166
Other comprehensive income (loss)	35,488	33,386	170,256	(324,260)
Comprehensive income (loss)	104,983	66,251	358,161	(197,941)
Comprehensive (income) loss attributable to non-controlling interests	(550)	(415)	(2,216)	1,088

Comprehensive income (loss) attributable to common stockholders	$104,433	$65,836	$355,945	$(196,853)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2021
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2021	568,718,544	$5,687	$9,725,480	$(737,444)	$(413,684)	$8,580,039	$39,637	$8,619,676
Capital distributions	—	—	—	—	—	—	(448)	(448)
Net income	—	—	—	69,177	—	69,177	318	69,495
Dividends and dividend equivalents declared ($0.17 per share)	—	—	—	(98,965)	—	(98,965)	—	(98,965)
Issuance of common stock — settlement of 2022 Convertible Notes	8,723,161	87	198,415	—	—	198,502	—	198,502
Issuance of common stock, net	17,451,969	175	693,270	—	—	693,445	—	693,445
Share-based compensation expense	—	—	5,526	—	—	5,526	526	6,052
Total other comprehensive income	—	—	—	—	35,256	35,256	232	35,488
Balance as of September 30, 2021	594,893,674	$5,949	$10,622,691	$(767,232)	$(378,428)	$9,482,980	$40,265	$9,523,245

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	567,117,666	$5,671	$9,707,258	$(661,162)	$(546,942)	$8,504,825	$51,248	$8,556,073
Capital distributions	—	—	—	—	—	—	(1,659)	(1,659)
Net income	—	—	—	186,882	—	186,882	1,023	187,905
Dividends and dividend equivalents declared ($0.51 per share)	—	—	—	(292,952)	—	(292,952)	—	(292,952)
Issuance of common stock — settlement of RSUs, net of tax	675,618	7	(9,410)	—	—	(9,403)	—	(9,403)
Issuance of common stock — settlement of 2022 Convertible Notes	8,723,421	87	198,421	—	—	198,508	—	198,508
Issuance of common stock, net	17,451,969	175	693,270	—	—	693,445	—	693,445
Share-based compensation expense	—	—	19,495	—	—	19,495	1,577	21,072
Total other comprehensive income	—	—	—	—	169,063	169,063	1,193	170,256
Redemption of OP Units for common stock	925,000	9	13,657	—	(549)	13,117	(13,117)	—
Balance as of September 30, 2021	594,893,674	$5,949	$10,622,691	$(767,232)	$(378,428)	$9,482,980	$40,265	$9,523,245

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Nine Months Ended September 30, 2020
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2020	560,532,679	$5,605	$9,515,625	$(595,318)	$(632,148)	$8,293,764	$50,109	$8,343,873
Capital distributions	—	—	—	—	—	—	(535)	(535)
Net income	—	—	—	32,654	—	32,654	211	32,865
Dividends and dividend equivalents declared ($0.15 per share)	—	—	—	(84,286)	—	(84,286)	—	(84,286)
Issuance of common stock — settlement of RSUs, net of tax	1,353	—	(12)	—	—	(12)	—	(12)
Share-based compensation expense	—	—	5,566	—	—	5,566	520	6,086
Total other comprehensive income	—	—	—	—	33,182	33,182	204	33,386
Balance as of September 30, 2020	560,534,032	$5,605	$9,521,179	$(646,950)	$(598,966)	$8,280,868	$50,509	$8,331,377

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	541,642,725	$5,416	$9,010,194	$(524,588)	$(276,600)	$8,214,422	$51,656	$8,266,078
Capital distributions	—	—	—	—	—	—	(1,603)	(1,603)
Net income	—	—	—	125,513	—	125,513	806	126,319
Dividends and dividend equivalents declared ($0.45 per share)	—	—	—	(247,875)	—	(247,875)	—	(247,875)
Issuance of common stock — settlement of RSUs, net of tax	328,841	3	(3,376)	—	—	(3,373)	—	(3,373)
Issuance of common stock, net	18,562,466	186	503,612	—	—	503,798	—	503,798
Share-based compensation expense	—	—	10,749	—	—	10,749	1,544	12,293
Total other comprehensive loss	—	—	—	—	(322,366)	(322,366)	(1,894)	(324,260)
Balance as of September 30, 2020	560,534,032	$5,605	$9,521,179	$(646,950)	$(598,966)	$8,280,868	$50,509	$8,331,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$187,905	$126,319

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	440,475	410,440
Share-based compensation expense	21,072	12,293
Amortization of deferred leasing costs	8,227	8,830
Amortization of deferred financing costs	9,739	18,153
Amortization of debt discounts	5,309	4,077
Provisions for impairment	650	4,202
(Gains) losses on investments in equity securities, net	5,823	(34)
Gain on sale of property, net of tax	(45,450)	(41,473)
Change in fair value of derivative instruments	10,391	4,410
Income from investments in unconsolidated joint ventures, net of operating distributions	(214)	—
Other non-cash amounts included in net income	3,136	1,848
Changes in operating assets and liabilities:
Other assets, net	(9,950)	(22,300)
Accounts payable and accrued expenses	136,989	82,971
Resident security deposits	5,727	8,084
Other liabilities	2,485	7,852
Net cash provided by operating activities	782,314	625,672

Investing Activities:
Deposits for acquisition of single-family residential properties	(33,658)	(4,046)
Acquisition of single-family residential properties	(743,797)	(337,415)
Initial renovations to single-family residential properties	(52,576)	(71,666)
Other capital expenditures for single-family residential properties	(117,324)	(127,702)
Proceeds from sale of single-family residential properties	187,230	338,486
Repayment proceeds from retained debt securities	48,246	8,133
Proceeds from sale of investments in equity securities	22,267	—
Investments in unconsolidated joint ventures	(25,000)	—
Non-operating distributions from unconsolidated joint ventures	1,385	—
Other investing activities	(15,083)	(165)
Net cash used in investing activities	(728,310)	(194,375)

Financing Activities:
Payment of dividends and dividend equivalents	(292,110)	(247,651)
Distributions to non-controlling interests	(1,659)	(1,603)
Payment of taxes related to net share settlement of RSUs	(9,403)	(3,373)
Payments on mortgage loans	(964,318)	(157,791)
Payments on secured term loan	—	(101)
Proceeds from unsecured notes	939,574	—
Proceeds from revolving facility	400,000	320,000

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Payments on revolving facility	(400,000)	(320,000)
Proceeds from issuance of common stock, net	693,445	503,798
Deferred financing costs paid	(8,002)	—
Other financing activities	(2,149)	(1,913)
Net cash provided by financing activities	355,378	91,366

Change in cash, cash equivalents, and restricted cash	409,382	522,663
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	411,768	286,245
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$821,150	$808,908

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$221,284	$236,714
Cash paid for income taxes	607	1,284
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,524	4,117
Financing cash flows from finance leases	2,043	1,714

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$11,342	$6,273
Accrued residential property capital improvements at period end	13,096	10,677
Transfer of residential property, net to other assets, net for held for sale assets	67,337	134,361
Change in other comprehensive gain (loss) from cash flow hedges	159,971	(328,472)
ROU assets obtained in exchange for operating lease liabilities	1,452	4,617
ROU assets obtained in exchange for finance lease liabilities	115	9,484
Net settlement of 2022 Convertible Notes in shares of common stock	198,508	—

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2021, INVH owns 99.6% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day to day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.

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
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 include an allocation of the net income attributable to the non-controlling interest holders. Vested OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations continues to be the adverse effect of the ongoing pandemic resulting from the coronavirus, or COVID-19, and its variants. We are closely monitoring the impact of the pandemic on all aspects of our business.
Since the outbreak, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. We continue to offer flexible solutions for residents experiencing financial hardship when requested, including payment plans and late fee abatements. In addition, entities directed by, or notionally affiliated with, the Federal government as well as some state and local jurisdictions across the United States have imposed temporary eviction moratoriums if certain criteria are met by residents, have permitted residents to defer missed rent payments without incurring late fees, and have prohibited rent increases. We comply with all applicable Federal, state, and local laws, regulations, and ordinances, and we adhere to restrictions on evictions, collections, rent increases, and late fees as appropriate. We also work with our residents experiencing financial hardship to try to find solutions that keep them in their homes. This includes providing residents with information about rental assistance programs for which they may be eligible, application instructions, necessary documentation, and owner requirements. We cannot predict if states, municipalities, local, and/or national authorities will modify existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. While none of the current and previous restrictions have materially impacted our ability to provide services to our residents or homes, additional or modified measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term due to, but not limited to, the following: (1) reduced economic activity that impacts the earnings or health of our residents, thereby causing them to be unable to fully meet their obligations to us and resulting in increases in uncollectible revenues and thus reductions in rental revenues and other property income; (2) governmental regulations, restrictions, and moratoriums that negatively impact our ability to charge and collect rental revenues and other property income or impose restrictions on our ability to provide services to our residents and homes; (3) negative financial impact of the pandemic that could impact our ability to access funds available under our Revolving Facility (as defined in Note 7) or affect future compliance with financial covenants of our Credit Facility (as defined in Note 7) and other debt agreements; and (4) weaker economic conditions that could cause us to recognize impairments in value of our tangible assets or goodwill.
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
The extent to which the ongoing COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability, distribution, acceptance, and efficacy of vaccines, the proliferation of variants, development and availability of effective therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the ongoing COVID-19 pandemic, among others. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
Reclassifications
We reclassified $34 of unrealized gains on investments in equity securities from other, net into gains (losses) on investments in equity securities, net on our condensed consolidated statement of operations for the nine months ended September 30, 2020 to conform to our current presentation. There were no reclassifications for the three months ended September 30, 2020. We also reclassified $34 of unrealized gains on investments in equity securities from other non-cash amounts included in net income into (gains) losses on investments in equity securities, net on our condensed consolidated statement of cash flows for the nine months ended September 30, 2020 to conform to our current presentation. These reclassifications had no effect on the total reported net income on the condensed consolidated statement of operations for the three and nine months ended September 30, 2020, or on the total net cash provided by operating activities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2020.
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
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2021	December 31, 2020
Land	$4,664,892	$4,539,796
Single-family residential property	14,275,196	13,631,859
Capital improvements	526,784	515,479
Equipment	117,437	114,616
Total gross investments in the properties	19,584,309	18,801,750
Less: accumulated depreciation	(2,930,862)	(2,513,057)
Investments in single-family residential properties, net	$16,653,447	$16,288,693
As of September 30, 2021 and December 31, 2020, the carrying amount of the residential properties above includes $123,187 and $119,929, respectively, of capitalized acquisition costs (excluding purchase price), along with $69,315 and $68,197, respectively, of capitalized interest, $27,683 and $26,899, respectively, of capitalized property taxes, $4,698 and $4,654, respectively, of capitalized insurance, and $3,209 and $3,090, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended September 30, 2021 and 2020, we recognized $148,957 and $136,517, respectively, of depreciation expense related to the components of the properties, and $1,737 and $1,630, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2021 and 2020, impairments totaling $126 and $289, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the nine months ended September 30, 2021 and 2020, we recognized $435,348 and $406,078, respectively, of depreciation expense related to the components of the properties, and $5,127 and $4,362, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2021 and 2020, impairments totaling $650 and $4,202, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$569,663	$213,422
Restricted cash	251,487	198,346
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$821,150	$411,768
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
The balances of our restricted cash accounts, as of September 30, 2021 and December 31, 2020, are set forth in the table below. As of September 30, 2021 and December 31, 2020, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	September 30, 2021	December 31, 2020
Resident security deposits	$163,888	$158,244
Property taxes	53,548	7,511
Collections	23,969	22,978
Capital expenditures	4,921	4,919
Letters of credit	3,787	3,320
Special and other reserves	1,374	1,374
Total	$251,487	$198,346

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 5—Investments In Unconsolidated Joint Ventures
We have invested in two joint ventures which are accounted for using the equity method model of accounting. The following table summarizes our investments in unconsolidated joint ventures as of September 30, 2021 and December 31, 2020:

		Number of Properties		Carrying Value
	Ownership Percentage	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
FNMA(1)	10%	532	571	$53,009	$53,678
Rockpoint(2)	20%	1,422	140	40,087	15,589
Total				$93,096	$69,267

(1)Contains homes primarily located in Arizona, California, and Nevada.
(2)Contains homes in markets within the Western United States, Southeast United States, Florida, and Texas.

In October 2020, we entered into an agreement with Rockpoint to form a joint venture that will acquire homes in markets where we already own homes. As of February 2021, the joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of September 30, 2021, our remaining equity commitment to the joint venture is $34,400.
For the three and nine months ended September 30, 2021, we recorded $202 and $564, respectively, of income from investments in unconsolidated joint ventures which is included in income from investments in unconsolidated joint ventures in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, we recorded $390 and $1,112, respectively, of income from investments in unconsolidated joint ventures which is included in other, net in the condensed consolidated statements of operations.
The administrative member of Rockpoint and the managing member of FNMA are wholly owned subsidiaries of INVH LP and are responsible for the operations and management of the properties, subject to Rockpoint and FNMA’s respective approval of major decisions. The subsidiaries earn asset and property management fees from our joint ventures, which are considered to be related parties. For the three and nine months ended September 30, 2021, we earned $1,354 and $3,140, respectively, of management fees which are included in joint venture management fees in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, we earned $636 and $1,945, respectively, of management fees which are included in other, net in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 6—Other Assets
As of September 30, 2021 and December 31, 2020, the balances in other assets, net are as follows:

	September 30, 2021	December 31, 2020
Investments in debt securities, net	$197,255	$245,237
Prepaid expenses	37,880	41,347
Rent and other receivables, net	37,118	35,256
Amounts deposited and held by others	35,918	2,852
Investments in equity securities	28,072	47,189
Held for sale assets(1)	27,298	44,163
ROU lease assets — operating and finance, net	18,312	21,705
Corporate fixed assets, net	13,137	9,995
Deferred financing costs, net	9,477	11,637
Deferred leasing costs, net	6,773	7,631
Derivative instruments (Note 8)	—	1
Other	13,426	11,274
Total	$424,666	$478,287

(1)As of September 30, 2021 and December 31, 2020, 107 and 179 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $197,255, net of unamortized discounts of $2,025, as of September 30, 2021. These investments in debt securities are classified as held to maturity investments. As of September 30, 2021, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next three months to six years.
Amounts Deposited and Held by Others
Amounts deposited and held by others consists of earnest money deposits for the acquisition of single-family residential properties, including deposits made to homebuilders, and amounts owed to us for sold homes.
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of September 30, 2021 and December 31, 2020, the values of our investments in equity securities are as follows:

	September 30, 2021	December 31, 2020
Investments with a readily determinable fair value	$23,332	$46,339
Investments without a readily determinable fair value	4,740	850
Total	$28,072	$47,189

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of gains (losses) on investments in equity securities, net for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gains on investments with a readily determinable fair value	$14,173	$—	$16,061	$—
Unrealized losses on investments with a readily determinable fair value	(9,854)	—	(21,884)	—
Unrealized gains on investments without a readily determinable fair value	—	—	—	34
Total	$4,319	$—	$(5,823)	$34
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended September 30, 2021 and 2020, rental revenues and other property income includes $30,243 and $23,762 of variable lease payments, respectively. For the nine months ended September 30, 2021 and 2020, rental revenues and other property income includes $82,890 and $68,422 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of September 30, 2021 are as follows:

Year	Lease Payments to be Received
Remainder of 2021	$436,559
2022	783,358
2023	89,981
2024	—
2025	—
Thereafter	—
Total	$1,309,898

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$11,593	$6,719	$12,942	$8,763
Other liabilities (Note 14)	14,262	6,461	15,988	8,389
Weighted average remaining lease term	3.8 years	2.4 years	4.0 years	3.1 years
Weighted average discount rate	3.3%	4.0%	3.5%	4.0%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of September 30, 2021 and December 31, 2020, the unamortized balances of these deferred financing costs are $9,477 and $11,637, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2021 and December 31, 2020:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	September 30, 2021	December 31, 2020
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$993,723	$994,787
IH 2017-2(7)(8)	November 9, 2017	December 9, 2021	December 9, 2024	1.15%	91-151 bps	184,400	612,506
IH 2018-1(7)	February 8, 2018	March 9, 2022	March 9, 2025	0.96%	76-131 bps	570,134	646,021
IH 2018-2(7)	May 8, 2018	June 9, 2022	June 9, 2025	1.13%	95-133 bps	629,863	693,988
IH 2018-3(7)	June 28, 2018	July 9, 2022	July 9, 2025	1.20%	105-135 bps	819,039	1,036,561
IH 2018-4(7)(9)	November 7, 2018	January 9, 2022	January 9, 2026	1.30%	115-145 bps	670,920	848,270
Total Securitizations						3,868,079	4,832,133
Less: deferred financing costs, net						(10,216)	(12,035)
Total						$3,857,863	$4,820,098

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offer Rate (“LIBOR”) (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of September 30, 2021, LIBOR was 0.08%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of September 30, 2021.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2,025 and $2,289 as of September 30, 2021 and December 31, 2020, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-4 mortgage loan has exercised the first extension option, and our IH 2017-2, IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans have exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On September 13, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2017-2 mortgage loan from December 9, 2021 to December 9, 2022.
(9)On October 12, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2022 to January 9, 2023 (see Note 15).
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2021 and December 31, 2020, a total of 31,160 and 31,316 homes, respectively, with a gross book value of $6,901,695 and $6,888,308, respectively, and a net book value of $5,621,481 and $5,761,551, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 1.51%.
The retained certificates total $197,255 and $245,237 as of September 30, 2021 and December 31, 2020, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2021 and 2020, we made voluntary and mandatory prepayments of $964,318 and $157,791, respectively, under the terms of the mortgage loan agreements.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2021 and December 31, 2020:

	Maturity Date	Interest Rate(1)	September 30, 2021	December 31, 2020
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(2,105)	(2,268)
Secured Term Loan, net			$401,258	$401,095

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Collateral
The Secured Term Loan’s collateral pool contains 3,334 and 3,332 homes as of September 30, 2021 and December 31, 2020, respectively, with a gross book value of $799,188 and $791,860, respectively, and a net book value of $707,913 and $719,762, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the nine months ended September 30, 2020, we made mandatory prepayments of $101. No such prepayments were made during the nine months ended September 30, 2021.
Unsecured Notes
Our unsecured notes are issued in connection with either an underwritten public offering pursuant to our existing shelf registration statement that automatically became effective upon filing with the SEC in July 2021 and expires in July 2024 or in connection with a private placement transaction with certain institutional investors (collectively, the “Unsecured Notes”). We utilize proceeds from the Unsecured Notes to fund: (i) repayments of then-outstanding indebtedness, including the securitizations; (ii) closing costs in connection with the Unsecured Notes; and (iii) general costs associated with our operations and other corporate purposes, including acquisitions. Interest on the Unsecured Notes is payable semi-annually in arrears.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our Unsecured Notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Total Unsecured Notes, net (1)	$939,696	$—
Deferred financing costs, net	(7,807)	—
Total	$931,889	$—

(1)Net of unamortized discount of $10,304 as of September 30, 2021.

Current Year Activity
The following activity occurred during the nine months ended September 30, 2021 with respect to the Unsecured Notes:
•On May 25, 2021, in a private placement transaction, we issued (1) $150,000 aggregate principal amount of 2.46% Senior Notes, Series A due May 25, 2028 and (2) $150,000 aggregate principal amount of 3.18% Senior Notes, Series B which mature on May 25, 2036.
•On August 6, 2021, in a public offering under our existing shelf registration statement, we issued $650,000 aggregate principal amount of 2.00% Senior Notes which mature on August 15, 2031.
Prepayments
The Unsecured Notes are redeemable in whole at any time or in part from time to time, at our option, at a redemption price equal to (i) 100% of the principal amount to be redeemed plus accrued and unpaid interest and (ii) a make-whole premium calculated in accordance with the respective loan agreements. The privately placed Unsecured Notes require any prepayment to be an amount not less than 5% of the aggregate principal amount then outstanding. If any of the Unsecured Notes issued publicly under our registration statement are redeemed on or after the date that is three months prior to the maturity date, the redemption price will not include a make-whole premium.
Guarantees
The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by INVH and two of its wholly owned subsidiaries, Invitation Homes OP GP LLC (the “General Partner”) and IH Merger Sub, LLC (“IH Merger Sub”). Prior to the September 17, 2021 execution of a parent guaranty agreement, the privately placed Unsecured Notes were not guaranteed.
Loan Covenants
The Unsecured Notes issued publicly under our registration statement contain customary covenants, including, among others, limitations on the incurrence of debt; and they include the following financial covenants related to the incurrence of debt: (i) an aggregate debt test; (ii) a debt service test; (iii) a maintenance of total unencumbered assets; and (iv) a secured debt test.
The privately placed Unsecured Notes contain customary covenants, including, among others, limitations on distributions, fundamental changes, and transactions with affiliates; and they include the following financial covenants, subject to certain qualifications: (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a maximum unencumbered leverage ratio; (iv) a minimum fixed charge coverage ratio; and (v) a minimum unsecured interest coverage ratio.
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.

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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2021 and December 31, 2020, respectively:

	Maturity Date	Interest Rate(1)	September 30, 2021	December 31, 2020
Term Loan Facility(2)	January 31, 2025	1.08%	$2,500,000	$2,500,000
Deferred financing costs, net			(23,691)	(29,093)
Term Loan Facility, net			$2,476,309	$2,470,907

Revolving Facility(2)	January 31, 2025	0.98%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2021, the applicable margins were 1.00% and 0.90%,respectively, and LIBOR was 0.08%.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, and (v) minimum unsecured interest coverage ratio. Prior to obtaining an Investment Grade Rating, we were also required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Guarantees and Security
After we obtained the requisite Investment Grade Rating, our direct and indirect wholly owned subsidiaries that directly own unencumbered assets (the “Subsidiary Guarantors”) were released from their previous guarantee requirements under the Credit Facility (the “Investment Grade Release”) effective May 5, 2021. Prior to the Investment Grade Release, the obligations under the Credit Facility were guaranteed on a joint and several basis by each Subsidiary Guarantor, subject to certain exceptions.
On September 17, 2021, as a result of the execution of a parent guaranty agreement, the obligations under the Credit Facility became guaranteed on a joint and several basis by INVH and two of its wholly owned subsidiaries, the General Partner and IH Merger Sub.
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
The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2021 and December 31, 2020:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2021	December 31, 2020
2022 Convertible Notes	3.50%	5.12%	43.9819	January 15, 2022	0.29 years	$146,491	$345,000
Net unamortized fair value adjustment						(673)	(5,596)
Total						$145,818	$339,404

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.
(2)The conversion rate as of September 30, 2021 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Terms of Conversion
As of September 30, 2021, the conversion rate applicable to the 2022 Convertible Notes is 43.9819 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.74 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders were able to convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. For the three and nine months ended September 30, 2021, we settled $198,503 and $198,509, respectively, of principal balance outstanding of the 2022 Convertible Notes with the issuance of 8,723,161 and 8,723,421 shares of our common stock, respectively. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $100,467 as of September 30, 2021 as the closing market price of our common stock of $38.33 per common share (actual $) exceeds the implicit conversion price. For the three months ended September 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $3,843 and $4,311, respectively. For the nine months ended September 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $12,531 and $12,869, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2021:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Unsecured Notes	Term Loan Facility(3)	Revolving Facility(3)	Convertible Senior Notes	Total
Remainder of 2021	$184,400	$—	$—	$—	$—	$—	$184,400
2022	2,689,956	—	—	—	—	146,491	2,836,447
2023	—	—	—	—	—	—	—
2024	—	—	—	—	—	—	—
2025	—	—	—	2,500,000	—	—	2,500,000
Thereafter	995,748	403,363	950,000	—	—	—	2,349,111
Total	3,870,104	403,363	950,000	2,500,000	—	146,491	7,869,958
Less: deferred financing costs, net	(10,216)	(2,105)	(7,807)	(23,691)	—	—	(43,819)
Less: unamortized fair value adjustment	—	—	—	—	—	(673)	(673)
Less: unamortized debt discount	(2,025)	—	(10,304)	—	—	—	(12,329)
Total	$3,857,863	$401,258	$931,889	$2,476,309	$—	$145,818	$7,813,137

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of September 30, 2021. If fully extended, we would have no mortgage loans maturing before 2024. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)On September 13, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2017-2 mortgage loan from December 9, 2021 to December 9, 2022. On October 12, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2022 to January 9, 2023 (see Note 15).
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
The table below summarizes our interest rate swap instruments as of September 30, 2021:

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

During the three and nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $138,119 will be reclassified to earnings as an increase in interest expense.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2021	December 31, 2020	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$379,589	$539,560

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	1	Other liabilities	—	—
Total		$—	$1		$379,589	$539,560
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2021 and December 31, 2020:

	September 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$—	$—	$—	$—	$—	$—
Offsetting liabilities:
Derivatives	$379,589	$—	$379,589	$—	$—	$379,589

	December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$539,560	$—	$539,560	$—	$—	$539,560

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020:

	Amount of Loss Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2021	2020		2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(1,586)	$(4,171)	Interest expense	$(37,074)	$(37,557)	$79,370	$87,713

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended September 30,
		2021	2020
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$1	$146
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020		2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$57,283	$(398,426)	Interest expense	$(112,973)	$(74,166)	$243,540	$258,541

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Nine Months Ended September 30,
		2021	2020
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$106	$198

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
As of September 30, 2021, the fair value of certain derivatives in a net liability position was $379,589. If we had breached any of these provisions at September 30, 2021, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $389,540.
Note 9—Stockholders' Equity
As of September 30, 2021, we have issued 594,893,674 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of September 30, 2021, 2,538,285 outstanding OP Units are redeemable.
During the three and nine months ended September 30, 2021, we issued 26,175,130 and 27,776,008 shares of common stock, respectively. During the three and nine months ended September 30, 2020, we issued 1,353 and 18,891,307 shares of common stock, respectively.
2021 Public Offering
On September 28, 2021, we completed an underwritten public offering of 12,500,000 shares of our common stock. During the three and nine months ended September 30, 2021, this offering generated net proceeds of $496,667, after giving effect to commissions and other costs totaling $3,333. On October 21, 2021, we sold 1,875,000 shares of our common stock pursuant to the underwriters’ full exercise of the option to purchase additional shares, generating net proceeds of $74,534, after giving effect to commissions and other costs totaling $466 (see Note 15).
2020 Public Offering
On June 4, 2020, we completed an underwritten public offering of 16,675,000 shares of our common stock, including 2,175,000 shares sold pursuant to the underwriters’ full exercise of the option to purchase additional shares. During the nine months ended September 30, 2020, this offering generated net proceeds of $447,533, after giving effect to commissions and other costs totaling $6,861.
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “ATM Equity Program”). During the three and nine months ended September 30, 2021, we sold 4,951,969 shares of our common stock under our ATM Equity Program, generating net proceeds of $196,778 after giving effect to Agent commissions and other costs totaling $3,167. During the nine months ended September 30, 2020, we sold 1,887,466 shares of our common stock under our ATM Equity Program generating net proceeds of $56,265 after giving effect to Agent commissions and other costs totaling $977. We did not sell any shares of common stock under the ATM Equity Program during the three months ended September 30, 2020. As of September 30, 2021 $300,055 remains available for future offerings under the ATM Equity Program.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The timing, form, and amount of distributions, if any, to our stockholders, will be at the sole discretion of our board of directors.
The following table summarizes our dividends declared from January 1, 2020 through September 30, 2021:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q3-2021	August 10, 2021	$0.17	August 27, 2021	$98,965
Q2-2021	May 11, 2021	0.17	May 28, 2021	97,054
Q1-2021	January 28, 2021	0.17	February 26, 2021	96,933
Q4-2020	November 10, 2020	0.15	November 25, 2020	84,911
Q3-2020	August 12, 2020	0.15	August 28, 2020	84,286
Q2-2020	May 13, 2020	0.15	May 29, 2020	81,916
Q1-2020	February 12, 2020	0.15	February 28, 2020	81,673
On October 20, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on November 9, 2021, which is payable on November 24, 2021. (see Note 15).
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
Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2021.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the nine months ended September 30, 2021, we granted 675,627 RSUs pursuant to LTIP awards (together with previously granted annual LTIP awards, “LTIP Awards”). Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date. The time-vesting RSUs granted during the nine months ended September 30, 2021 vest in three equal annual installments based on an anniversary date of March 1, 2021. The PRSUs granted during the nine months ended September 30, 2021 may be earned based on the achievement of certain measures over a three year performance period that ends December 31, 2023. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP Awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.
•PRSU Results: During the nine months ended September 30, 2021, the Compensation Committee certified performance achievement with respect to our 2018 LTIP Awards. Certain PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 159,180 shares of common stock. Such awards

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
are reflected as an increase in the number of awards granted and vested in the table below. Certain other PRSUs did not achieve performance criteria, resulting in the cancellation of 47,145 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Director Awards
During the nine months ended September 30, 2021, we granted 43,767 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2022 annual stockholders meeting, subject to continued service on the board of directors through such date.
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
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the nine months ended September 30, 2021:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2020	560,123	$24.54	975,811	$26.36	1,535,934	$25.70
Granted	252,249	30.30	626,325	27.44	878,574	28.26
Vested(2)	(395,851)	(23.43)	(436,493)	(23.31)	(832,344)	(23.37)
Forfeited / canceled	(18,034)	(29.93)	(66,355)	(23.19)	(84,389)	(24.63)
Balance, September 30, 2021	398,487	$29.05	1,099,288	$28.38	1,497,775	$28.56

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the nine months ended September 30, 2021 was $18,204. During the nine months ended September 30, 2021, 1,033 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the nine months ended September 30, 2021:

For the Nine Months Ended September 30, 2021
Expected volatility(1)	33.2%
Risk-free rate	0.31%
Expected holding period (years)	2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2021 and 2020, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$4,775	$4,833	$16,918	$9,760
Property management expense	1,277	1,253	4,154	2,533
Total	$6,052	$6,086	$21,072	$12,293
As of September 30, 2021, there is $31,024 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.83 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of September 30, 2021 and December 31, 2020, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$197,255	$200,781	$245,237	$249,736

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Mortgage loans(2)	Level 2	$3,868,079	$3,939,289	$4,832,133	$4,923,107
Unsecured Notes — public offering(3)	Level 2	639,696	622,733	—	—
Secured Term Loan(4)	Level 3	403,363	423,471	403,363	447,190
Unsecured Notes — private placement(5)	Level 3	300,000	301,885	—	—
Term Loan Facility(6)	Level 3	2,500,000	2,505,623	2,500,000	2,514,623
Convertible Senior Notes(7)	Level 3	145,818	147,521	339,404	351,166

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying values of the mortgage loans are shown net of discount and excludes $10,216 and $12,035 of deferred financing costs as of September 30, 2021 and December 31, 2020, respectively.
(3)The carrying value of the Unsecured Notes — public offering includes unamortized discount of $10,304 and excludes $6,248 of deferred financing costs as of September 30, 2021.
(4)The carrying value of the Secured Term Loan excludes $2,105 and $2,268 of deferred financing costs as of September 30, 2021 and December 31, 2020, respectively.
(5)The carrying value of the Unsecured Notes — private placement excludes $1,559 of deferred financing costs as of September 30, 2021.
(6)The carrying values of the Term Loan Facility excludes $23,691 and $29,093 of deferred financing costs as of September 30, 2021 and December 31, 2020, respectively.
(7)The carrying values of the Convertible Senior Notes include unamortized discounts of $673 and $5,596 as of September 30, 2021 and December 31, 2020, respectively.

The fair values of our investments in debt securities and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at the end of the period. The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of September 30, 2021:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$423,471	Discounted Cash Flow	Effective Rate	2.99%
Unsecured Notes — private placement	301,885	Discounted Cash Flow	Effective Rate	2.46%	—	3.07%
Term Loan Facility	2,505,623	Discounted Cash Flow	Effective Rate	1.08%	—	2.62%
Convertible Senior Notes	147,521	Discounted Cash Flow	Effective Rate	1.09%

(1)Our Level 3 fair value instruments require interest only monthly payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$—	$—	$—	$451
Total impairments	—	—	—	(89)
Fair value	$—	$—	$—	$362

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$629	$1,800	$3,582	$19,594
Total impairments	(126)	(289)	(650)	(4,113)
Fair value	$503	$1,511	$2,932	$15,481
For additional information related to our single-family residential properties as of September 30, 2021 and December 31, 2020, refer to Note 3.
ROU Lease Assets
During the three months ended September 30, 2020, we relocated one of our corporate offices and vacated the former location. As of September 30, 2020, the expected undiscounted sublease payments through the remaining original lease term of the vacated office space no longer exceeded the carrying value of the related ROU lease asset, and we concluded that the ROU lease asset was not fully recoverable. During the three and nine months ended September 30, 2020, we recorded impairment of $1,750 in other, net in the condensed consolidated statements of operations. The fair value of the ROU lease asset measured at fair value on a nonrecurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on a discounted cash flow analysis reflective of the income expected from a sublease. We did not record any impairment of our ROU lease assets during the three and nine months ended September 30, 2021. For additional information related to our ROU lease assets as of September 30, 2021 and December 31, 2020, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$69,108	$32,540	$186,622	$125,178

Denominator:
Weighted average common shares outstanding — basic	577,011,178	560,598,995	570,808,028	550,722,684
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,560,214	1,272,378	1,454,170	1,224,594
Weighted average common shares outstanding — diluted	578,571,392	561,871,373	572,262,198	551,947,278

Net income per common share — basic	$0.12	$0.06	$0.33	$0.23
Net income per common share — diluted	$0.12	$0.06	$0.33	$0.23
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, the following number of incremental shares attributed to non-vested share-based awards are excluded from the denominator: for the three months ended September 30, 2020, 153,114; and for the nine months ended September 30, 2021 and 2020, 22,585 and 120,835, respectively. There are not any anti-dilutive incremental shares attributed to non-vested share-based awards for the three months ended September 30, 2021.
For the three and nine months ended September 30, 2021 and 2020, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the three and nine months ended September 30, 2021, using the “if-converted” method, 8,632,132 and 12,964,322 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of diluted EPS as they are anti-dilutive. For the three and nine months ended September 30, 2020, using the “if-converted” method, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the 2022 Convertible Notes for the three and nine months ended September 30, 2021 and 2020. See Note 7 for further discussion about the 2022 Convertible Notes.
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
As of September 30, 2021 and December 31, 2020, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $81 and $293 of current income tax expense for the three months ended September 30, 2021 and 2020, respectively, and $464 and $722 of current income tax expense for the nine months ended September 30, 2021 and 2020, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of September 30, 2021, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2021	$1,268	$921
2022	4,445	2,598
2023	3,516	2,510
2024	3,178	757
2025	1,718	19
Thereafter	1,035	—
Total lease payments	15,160	6,805
Less: imputed interest	(898)	(344)
Total lease liability	$14,262	$6,461
The components of lease expense for the three and nine months ended September 30, 2021 and 2020 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost:
Fixed lease cost	$991	$1,106	$3,105	$3,257
Variable lease cost	364	263	968	860
Total operating lease cost	$1,355	$1,369	$4,073	$4,117

Finance lease cost:
Amortization of ROU assets	$699	$707	$2,115	$1,628
Interest on lease liabilities	64	101	220	371
Total finance lease cost	$763	$808	$2,335	$1,999

Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2021, there are no material contingent liabilities related to uninsured losses with respect to our properties.
Legal Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business as well as congressional and regulatory inquiries and engagements. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2021, for potential recognition or disclosure.
Extension of Existing Mortgage Loan
On October 12, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2022 to January 9, 2023.
2021 Public Offering
On October 21, 2021, we sold 1,875,000 shares of our common stock pursuant to the underwriters’ full exercise of the option to purchase additional shares, generating net proceeds of $74,534, after giving effect to commissions and other costs totaling $466.
Dividend Declaration
On October 20, 2021, our board of directors declared a dividend of $0.17 per share to stockholders of record on November 9, 2021, which is payable on November 24, 2021.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of September 30, 2021, Invitation Homes is meeting changing lifestyle demands by providing residents access to updated homes with features they value, such as close proximity to jobs and access to good schools. Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive.
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
COVID-19
The ongoing COVID-19 pandemic has had a significant adverse impact on global and United States economic activity and has contributed to significant volatility and disruption in financial markets. The ultimate impacts remain unknown, but have included and could range from macroeconomic effects (such as continued strain on global and United States economic conditions and disruptions to, and volatility in, the credit and financial markets, consumer spending, supply chains, and the market for acquisition and disposition of single-family homes) to more industry-specific effects (such as depressed collection rates, higher or lower occupancy levels, and restrictions on evictions, collections, rent increases, and late fees), and other unanticipated consequences. As such, we continue to closely monitor the impact of the ongoing COVID-19 pandemic on all aspects of our business and actively manage our response thereto in collaboration with our residents and business partners.
With the safety and well-being of our residents and associates being our highest priority during the ongoing COVID-19 pandemic, we implemented a host of measures and continue to follow protocols that enable teams to safely provide outstanding service to residents. These protocols include: (1) implementing a safety training program and providing personal protective equipment for all associates including a supply of masks, gloves, shoe covers, and hand sanitizer for field teams; (2) creating flexible work schedules for our associates in terms of both location and hours of work; (3) adhering to strict safety protocols for maintenance service trips; (4) leveraging self-show and virtual-tour technology; and (5) offering virtual options for resident move-in orientations and pre-move-out visits.

We also continue to adhere to Federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate. Additionally, to act on our core values of "Genuine Care" and "Standout Citizenship," we offer flexible solutions for residents experiencing financial hardship when requested, including payment plans and late fee abatements. We work with our residents experiencing financial hardship to try to find solutions that keep them in their homes. This includes providing residents with information about rental assistance programs for which they may be eligible, application instructions, necessary documentation, and owner requirements. We have helped thousands of residents apply for rental assistance programs and, as a result, they have received $23.0 million in rental assistance payments during the nine months ended September 30, 2021, and $25.5 million cumulatively since such programs were put in place.
Neither the aforementioned procedural adjustments nor the overall impact of the COVID-19 pandemic created significant disruptions to our business model during the three and nine months ended September 30, 2021.
Our overall revenue collections as a percentage of monthly billings was 97% for the three months ended September 30, 2021, or approximately 98% of our historical average.
The situation surrounding the ongoing COVID-19 pandemic and its variants remains fluid, and we continue to actively monitor the effects of the pandemic and manage our response in collaboration with our residents and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business.
For further discussion of risks related to the pandemic, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic” in our Annual Report on Form 10-K.
Other Matters
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
In August 2021, we received a letter from the staff of the Federal Trade Commission requesting information as to how we conduct our business generally and during the COVID-19 pandemic specifically. We are in the process of cooperating with this request.
As these inquiries are ongoing, we cannot currently predict their timing, outcome, or scope.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2021 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,894	98.3%	$2,670	$1.57	12.6%
Northern California	4,322	96.5%	2,333	1.50	6.1%
Seattle	3,908	95.3%	2,392	1.24	5.5%
Phoenix	8,626	96.3%	1,647	0.99	8.8%
Las Vegas	3,021	97.7%	1,855	0.93	3.6%
Denver	2,598	90.6%	2,241	1.23	3.4%
Western United States Subtotal	30,369	96.4%	2,181	1.26	40.0%

Florida:
South Florida	8,239	97.6%	2,355	1.26	12.1%
Tampa	8,336	97.8%	1,831	0.98	9.7%
Orlando	6,310	97.3%	1,830	0.98	7.3%
Jacksonville	1,880	98.2%	1,832	0.92	2.2%
Florida Subtotal	24,765	97.6%	2,006	1.07	31.3%

Southeast United States:
Atlanta	12,619	97.4%	1,671	0.81	13.2%
Carolinas	5,132	96.5%	1,736	0.81	5.4%
Southeast United States Subtotal	17,751	97.1%	1,690	0.81	18.6%

Texas:
Houston	2,139	96.7%	1,647	0.85	2.2%
Dallas	2,827	96.7%	1,915	0.93	3.3%
Texas Subtotal	4,966	96.7%	1,799	0.90	5.5%

Midwest United States:
Chicago	2,573	97.7%	2,068	1.28	3.2%
Minneapolis	1,122	96.0%	2,036	1.04	1.4%
Midwest United States Subtotal	3,695	97.2%	2,058	1.20	4.6%

Announced Market-in-Exit:
Nashville(5)	3	33.7%	3,694	1.06	—%

Total / Average	81,549	97.0%	$1,991	$1.06	100.0%
Same Store Total / Average	72,423	98.1%	$1,989	$1.07	90.2%

(1)As of September 30, 2021.
(2)Represents average occupancy for the three months ended September 30, 2021.
(3)Represents average monthly rent for the three months ended September 30, 2021.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2021.
(5)In December 2019, we announced a plan to fully exit the Nashville market. As of September 30, 2021, we have three remaining homes in the market.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.3% of our rental revenues and other property income during the three months ended September 30, 2021. We actively monitor the impact of the COVID-19 outbreak on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Collection Rates: Our rental revenues and other property income is impacted by the rate at which we collect such revenues from our residents. We routinely work with residents facing financial hardships who need flexibility to fulfill their lease obligations, but the ongoing COVID-19 pandemic has increased the number of such residents. When requested, we work with these residents to create payment plans, without late fees, and then actively manage these receivables. Additionally, we work with residents to identify and pursue rental assistance payments from various federal, state, and local government and other entities providing such assistance. Despite these efforts, a portion of amounts receivable may not ultimately be collected. Any amounts billed to residents that have been deemed uncollectible along with our estimate of amounts that may ultimately be uncollectible decrease our rental revenues and other property income.
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
Results of Operations
Portfolio Information
As of September 30, 2021 and 2020, we owned 81,549 and 79,397 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2021 and 2020, we acquired 1,082 and 544 homes, respectively, and sold 145 and 403 homes, respectively. During the three months ended September 30, 2021 and 2020, we owned an average of 81,007 and 79,285 single-family rental homes, respectively. During the nine months ended September 30, 2021 and 2020, we acquired 1,977 and 1,195 homes, respectively, and sold 605 and 1,303 homes, respectively. During the nine months ended September 30, 2021 and 2020, we owned an average of 80,547 and 79,412 single-family rental homes, respectively.
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
As of September 30, 2021, our Same Store portfolio consisted of 72,423 single-family rental homes.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenues:
Rental revenues and other property income	$508,178	$459,184	$48,994	10.7%
Joint venture management fees	1,354	—	1,354	N/M
Total revenues	509,532	459,184	50,348	11.0%

Expenses:
Property operating and maintenance	184,484	177,997	6,487	3.6%
Property management expense	17,886	14,824	3,062	20.7%
General and administrative	19,369	17,972	1,397	7.8%
Interest expense	79,370	87,713	(8,343)	(9.5)%
Depreciation and amortization	150,694	138,147	12,547	9.1%
Impairment and other	4,294	1,723	2,571	149.2%
Total expenses	456,097	438,376	17,721	4.0%

Gains (losses) on investments in equity securities, net	4,319	—	4,319	N/M
Other, net	(1,508)	(3,049)	1,541	50.5%
Gain on sale of property, net of tax	13,047	15,106	(2,059)	(13.6)%
Income from investments in unconsolidated joint ventures	202	—	202	N/M

Net income	$69,495	$32,865	$36,630	111.5%

Revenues
For the three months ended September 30, 2021 and 2020, total revenues were $509.5 million and $459.2 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended September 30, 2021 and 2020, total portfolio rental revenues and other property income totaled $508.2 million and $459.2 million, respectively, an increase of 10.7%, driven by an increase in average monthly rent per occupied home and a 1,722 home increase between periods in the average number of homes owned.
Average occupancy for the three months ended September 30, 2021 and 2020 for the total portfolio was 97.0% and 96.9%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended September 30, 2021 and 2020 was $1,991 and $1,881, respectively, a 5.8% increase. For our Same Store portfolio, average occupancy was 98.1% and 97.8% for the three months ended September 30, 2021 and 2020, respectively, and average monthly rent per occupied home for the three months ended September 30, 2021 and 2020 was $1,989 and $1,880, respectively, a 5.8% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2021 and 2020 was 25.1% and 29.7%, respectively. For the Same Store portfolio, an average home remained unoccupied for 25 and 26 days between residents for the three months ended September 30, 2021 and 2020, respectively. The decreases in these two metrics contributed to our increase in average occupancy on a year over year basis. Our turnover rate may have been, and may continue to be, impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during a pandemic). We cannot predict how long existing eviction moratoriums will remain in place, if new eviction moratoriums will be issued and/or reinstated, or when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 7.7% and 3.3% for the three months ended September 30, 2021 and 2020, respectively, and new lease net effective rental rate growth for the total portfolio averaged 18.3% and 5.7% for the three months ended September 30, 2021 and 2020, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 7.8% and 3.2% for the three months ended September 30, 2021 and 2020, respectively, and new lease net effective rental rate growth averaged 18.4% and 5.6% for the three months ended September 30, 2021 and 2020, respectively.
During the three months ended September 30, 2020, almost all late fees typically enforced in accordance with our lease agreements were not enforced or collected. During the three months ended September 30, 2021, enforcement and collection of late fees generally occurred in all markets where permissible. While the effects of the COVID-19 pandemic and the ensuing jurisdictional restrictions on rental rates, late fees, collections, and evictions have decreased substantially over time, they may continue to affect our future collection rates, ability to increase rental revenues in certain markets, and fees and other ancillary income charged to residents.
For the three months ended September 30, 2021, joint venture management fees totaled $1.4 million.
Expenses
For the three months ended September 30, 2021 and 2020, total expenses were $456.1 million and $438.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended September 30, 2021, property operating and maintenance expense increased to $184.5 million from $178.0 million for the three months ended September 30, 2020. In addition to a 1,722 home increase in the average number of homes owned between periods, increases in property taxes, personnel and other services costs, utilities, and HOA expenses contributed to the overall 3.6% net increase in property operating and maintenance expense. During the three months ended September 30, 2020, as a result of the COVID-19 pandemic, controllable expenses such as turnover and property administrative costs declined significantly. We also believe HOA expenses were lower due to stay-at-home orders that reduced the number of fines and violations we received.
Property management expense and general and administrative expense increased to $37.3 million from $32.8 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily due to a $2.4 million increase in short term incentive plan compensation based on estimated annual performance and increased spend for projects intended to improve the resident and associate experiences. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense decreased from $87.7 million for the three months ended September 30, 2020 to $79.4 million for the three months ended September 30, 2021. The decrease in interest expense was primarily due to refinancing activities since September 30, 2020, including the December 2020 amended and restated credit facility which increased the balance of the term loan by $1,000.0 million, $950.0 million of newly issued unsecured notes, repayment of $2,241.2 million of mortgage loan indebtedness, and conversion of $198.5 million of convertible debt to shares of our common stock. This activity resulted in the following net impacts: (1) a 37 bps decrease in the weighted average interest rate on our outstanding debt at each respective period end and (2) a decrease in our average debt outstanding, from $8,372.7 million for the three months ended September 30, 2020 to $7,964.7 million for the three months ended September 30, 2021 due to various prepayments made subsequent to September 30, 2020.
Depreciation and amortization expense increased to $150.7 million for the three months ended September 30, 2021 from $138.1 million for the three months ended September 30, 2020 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Impairment and other expenses were $4.3 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021, impairment and other expenses were comprised of impairment losses of $0.1 million on our single-family residential properties and net casualty losses of $4.2 million. During the three months ended September 30, 2020, impairment and other expenses were comprised of impairment losses of $0.3 million on our single-family residential properties and net casualty losses of $1.4 million. The impairment costs recognized during the three months ended September 30, 2021 and 2020 were not a direct result of the COVID-19 pandemic.
Gains (Losses) on Investments in Equity Securities, net
For the three months ended September 30, 2021, $4.3 million of gains (losses) on investments in equity securities, net was comprised of $14.2 million of realized gains from the sale of equity securities, net of $(9.9) million of unrealized losses from reversals of previously recorded unrealized gains on the sold equity securities and marking investments that have a readily determinable fair value to market as of September 30, 2021. There were no gains (losses) on investments in equity securities, net during the three months ended September 30, 2020.
Other, net
Other, net was $(1.5) million for the three months ended September 30, 2021 compared to $(3.0) million for the three months ended September 30, 2020. The change is primarily due to the non-recurrence of a $1.8 million ROU lease impairment during the three months ended September 30, 2020 and lower interest income from our investments in debt securities. Additionally, joint venture management fees and income from investments in unconsolidated joint ventures presented separately on our condensed consolidated statement of operations for the three months ended September 30, 2021 were included in other, net during the three months ended September 30, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $13.0 million and $15.1 million for the three months ended September 30, 2021 and 2020, respectively. The primary driver of the decrease was a decrease in the number of homes sold from 403 for the three months ended September 30, 2020 to 145 for the three months ended September 30, 2021, offset by an increase in disposition proceeds received per home between periods.

Income from Investments in Unconsolidated Joint Ventures
Income from investments in unconsolidated joint ventures was comprised of our equity in earnings and/or (losses) therefrom on a net basis.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,473,250	$1,358,728	$114,522	8.4%
Joint venture management fees	3,140	—	3,140	N/M
Total revenues	1,476,390	1,358,728	117,662	8.7%

Expenses:
Property operating and maintenance	528,279	511,915	16,364	3.2%
Property management expense	51,424	43,725	7,699	17.6%
General and administrative	56,147	46,626	9,521	20.4%
Interest expense	243,540	258,541	(15,001)	(5.8)%
Depreciation and amortization	440,475	410,440	30,035	7.3%
Impairment and other	5,630	4,670	960	20.6%
Total expenses	1,325,495	1,275,917	49,578	3.9%

Gains (losses) on investments in equity securities, net	(5,823)	34	(5,857)	N/M
Other, net	(3,181)	2,001	(5,182)	(259.0)%
Gain on sale of property, net of tax	45,450	41,473	3,977	9.6%
Income from investments in unconsolidated joint ventures	564	—	564	N/M

Net income	$187,905	$126,319	$61,586	48.8%
Revenues
For the nine months ended September 30, 2021 and 2020, total revenues were $1,476.4 million and $1,358.7 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the nine months ended September 30, 2021 and 2020, total portfolio rental revenues and other property income totaled $1,473.3 million and $1,358.7 million, respectively, an increase of 8.4%, driven by an increase in average occupancy, an increase in average monthly rent per occupied home, and an 1,135 home increase between periods in the average number of homes owned, partially offset by an increase in bad debt.
Average occupancy for the nine months ended September 30, 2021 and 2020 for the total portfolio was 97.3% and 95.8%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2021 and 2020 was $1,950 and $1,867, respectively, a 4.4% increase. For our Same Store portfolio, average occupancy was 98.3% and 97.3% for the nine months ended September 30, 2021 and 2020, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2021 and 2020 was $1,948 and $1,866, respectively, a 4.4% increase.

The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2021 and 2020 was 24.3% and 27.7%, respectively. For the Same Store portfolio, an average home remained unoccupied for 26 and 38 days between residents for the nine months ended September 30, 2021 and 2020, respectively. The decreases in these two metrics contributed to our increase in average occupancy on a year over year basis. Our turnover rate may have been, and may continue to be, impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long existing eviction moratoriums will remain in place, if new eviction moratoriums will be issued and/or reinstated, or when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 6.0% and 3.7% for the nine months ended September 30, 2021 and 2020, respectively, and new lease net effective rental rate growth for the total portfolio averaged 13.6% and 3.6% for the nine months ended September 30, 2021 and 2020, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 6.1% and 3.6% for the nine months ended September 30, 2021 and 2020, respectively, and new lease net effective rental rate growth averaged 13.6% and 3.5% for the nine months ended September 30, 2021 and 2020, respectively.
The COVID-19 pandemic has negatively impacted rental revenues and other property income since the onset of the pandemic in mid-March 2020 in two notable ways: (1) we experienced lower collection rates, which caused bad debt as a percentage of gross rental income to increase from 1.5% for the nine months ended September 30, 2020 to 1.7% for the nine months ended September 30, 2021; and (2) a significant portion of all late fees typically enforced in accordance with our lease agreements were not enforced or collected for a significant period of time. As of the second quarter of 2021, enforcement and collections of late fees generally re-commenced in all markets where permissible. While the effects of the COVID-19 pandemic and the ensuing jurisdictional restrictions on rental rates, late fees, collections, and evictions have decreased over time, they may continue to affect our future collection rates, ability to increase rental revenues in certain markets, and fees and other ancillary income charged to residents.
For the nine months ended September 30, 2021, joint venture management fees totaled $3.1 million.
Expenses
For the nine months ended September 30, 2021 and 2020, total expenses were $1,325.5 million and $1,275.9 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the nine months ended September 30, 2021, property operating and maintenance expense increased to $528.3 million from $511.9 million for the nine months ended September 30, 2020. In addition to an 1,135 home increase between periods in the average number of homes owned, increases in property taxes, utilities, personnel and other services costs, and HOA expenses, partially offset by decreases in repairs and maintenance and turnover costs, resulted in the overall 3.2% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $107.6 million from $90.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase is comprised primarily of a $8.8 million increase in share-based compensation expense due to changes in expected results for performance-based awards and a $6.6 million increase in short term incentive plan compensation based on estimated annual performance. Other than the impact on share-based compensation expense, to date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.

Interest expense decreased from $258.5 million for the nine months ended September 30, 2020 to $243.5 million for the nine months ended September 30, 2021. The decrease in interest expense was primarily due to refinancing activities since September 30, 2020, including the December 2020 amended and restated credit facility which increased the balance of the term loan by $1,000.0 million, $950.0 million of newly issued unsecured notes, repayment of $2,241.2 million of mortgage loan indebtedness, and conversion of $198.5 million of convertible debt to shares of our common stock. This activity resulted in the following net impacts: (1) a 37 bps decrease in the weighted average interest rate on our outstanding debt at each respective period end and (2) a decrease in our average debt outstanding, from $8,485.7 million for the nine months ended September 30, 2020 to $8,020.5 million for the nine months ended September 30, 2021 due to various prepayments made subsequent to September 30, 2020.
Depreciation and amortization expense increased to $440.5 million for the nine months ended September 30, 2021 from $410.4 million for the nine months ended September 30, 2020 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Impairment and other expenses were $5.6 million and $4.7 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, impairment and other expenses were comprised of impairment losses of $0.6 million on our single-family residential properties and net casualty losses of $5.0 million. During the nine months ended September 30, 2020, impairment and other expenses were comprised of impairment losses of $4.2 million on our single-family residential properties and net casualty losses of $0.5 million. The impairment costs recognized during the nine months ended September 30, 2021 and 2020 were not a direct result of the COVID-19 pandemic.
Gains (Losses) on Investments in Equity Securities, net
For the nine months ended September 30, 2021, $(5.8) million of gains (losses) on investments in equity securities, net was comprised of $21.9 million of unrealized losses from reversals of previously recorded unrealized gains on sold equity securities and marking investments that have a readily determinable fair value to market as of September 30, 2021, net of $16.1 million of realized gains from the sale of equity securities.
Other, net
Other, net was $(3.2) million for the nine months ended September 30, 2021 compared to $2.0 million for the nine months ended September 30, 2020, primarily due to lower interest income from our investments in debt securities and increases in debt and transaction costs between those periods, partially offset by the non-recurrence of a $1.8 million ROU lease impairment during the nine months ended September 30, 2020. Additionally, joint venture management fees and income from investments in unconsolidated joint ventures presented separately on our condensed consolidated statement of operations for the nine months ended September 30, 2021 were included in other, net during the nine months ended September 30, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $45.5 million and $41.5 million for the nine months ended September 30, 2021 and 2020, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods, offset by a decrease in the number of homes sold from 1,303 for the nine months ended September 30, 2020 to 605 for the nine months ended September 30, 2021.
Income from Investments in Unconsolidated Joint Ventures
Income from investments in unconsolidated joint ventures was comprised of our equity in earnings and/or (losses) therefrom on a net basis.

Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2021 and December 31, 2020 include unrestricted cash and cash equivalents of $569.7 million and $213.4 million, respectively, a 166.9% increase primarily due to the capital markets activity described below, net of cash used to fund acquisitions of single-family residential properties. The following significant activity occurred during the nine months ended September 30, 2021:
•In May 2021, we issued and sold $300.0 million of unsecured notes in a private placement transaction. We used the proceeds to repay $300.0 million of the highest-cost classes of various securitizations due to reach final maturity between December 2024 and January 2026.
•In August 2021, we issued and sold $650.0 million of unsecured notes in an underwritten public offering. We used the proceeds to repay $635.3 million of the highest-cost classes of various securitizations due to reach final maturity between December 2024 and January 2026.
•In September 2021, we completed an underwritten public offering to sell 12,500,000 shares of our common stock and generated net proceeds of $496.7 million (the “2021 Public Offering”). On October 21, 2021, we sold 1,875,000 shares of our common stock pursuant to the underwriters’ full exercise of the option to purchase additional shares, generating net proceeds of $74.5 million. Proceeds were and will be used primarily for general corporate purposes, including acquisitions.
•We sold 4,951,969 shares of our common stock under our at the market equity program (“ATM Equity Program”), generating net proceeds of $196.8 million after giving effect to agent commissions and other costs totaling $3.2 million. As of September 30, 2021, $300.1 million remains available for future offerings under the ATM Equity Program.
•We settled $198.5 million of the 2022 Convertible Notes (defined below) through the issuance of 8,723,421 shares of our common stock.
As of September 30, 2021, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until December 2024, provided all extensions are exercised, with the exception of $146.5 million of convertible notes maturing in January 2022 which we will settle with the issuance of shares of our common stock.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic, as detailed in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K.
Through September 30, 2021, disposition channels remained healthy in our markets, and we continue to sell homes that are designated for disposition. With a pipeline of acquisitions to which we are committed of $511.6 million as of September 30, 2021, we have limited cash commitments outside of acquisitions and debt service. However, the ongoing impact of the COVID-19 pandemic may impact the acquisition and disposition of single-family homes in ways that we are unable to predict.

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of September 30, 2021 ($ in thousands):

Debt Instruments	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate	Weighted Average Years to Maturity(1)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(2)	$995,748	$940,248	4.23%	5.7	$—
IH 2017-2(2)	184,400	175,179	L + 107 bps	3.2	184,400
IH 2018-1(2)	570,134	541,606	L + 88 bps	3.4	570,134
IH 2018-2(2)	629,863	598,359	L + 105 bps	3.7	629,863
IH 2018-3(2)	819,039	778,071	L + 112 bps	3.8	819,039
IH 2018-4(2)	670,920	637,361	L + 122 bps	4.3	670,920
Secured Term Loan(3)(4)	403,363	403,363	3.59%	9.7	—
Total secured(5)	4,273,467	$4,074,187	3.79%	4.8	2,874,356

Unsecured:
2022 Convertible Senior Notes(6)	146,491		3.50%	0.3	—
Term Loan Facility(4)	2,500,000		L + 100 bps	4.3	2,500,000
Revolving Facility(4)	—		L + 90 bps	4.3	—
Unsecured Notes(4) — May 2028	150,000		2.46%	6.7	—
Unsecured Notes(4) — August 2031	650,000		2.00%	9.9	—
Unsecured Notes(4) — May 2036	150,000		3.18%	14.7	—
Total unsecured(5)	3,596,491		3.15%	5.7	2,500,000

Total debt(5)	7,869,958		3.50%	5.2	$5,374,356
Unamortized discounts and fair value adjustments	(13,002)
Deferred financing costs, net	(43,819)
Total debt per balance sheet	7,813,137
Retained certificates	(199,280)
Cash and restricted cash, excluding security deposits and letters of credit	(653,475)
Deferred financing costs, net	43,819
Unamortized discounts and fair value adjustments	13,002
Net debt	$7,017,203

(1)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(2)Except for IH 2017-1, interest rates are based on a weighted average spread over the London Interbank Offer Rate (“LIBOR”) (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of September 30, 2021, LIBOR was 0.08%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
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

(4)Defined below.
(5)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on LIBOR as of September 30, 2021, 0.08%, and includes the impact of interest rate swap agreements effective as of September 30, 2021.
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of September 30, 2021.
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
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. INVH, INVH LP, Invitation Homes OP GP LLC (the “General Partner”), and IH Merger Sub, LLC (“IH Merger Sub”) have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of INVH LP, fully and unconditionally guaranteed, on a joint and several basis, by INVH, the General Partner, and/or IH Merger Sub. As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of INVH LP, the General Partner, and IH Merger Sub have not been presented.
Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the INVH LP, the General Partner, and IH Merger Sub, because the combined assets, liabilities, and results of operations of INVH, INVH LP, the General Partner, and IH Merger Sub are not materially different than the corresponding amounts in our condensed consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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

The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2021 and December 31, 2020:

					Outstanding Principal Balance(5)
($ in thousands)	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	September 30, 2021	December 31, 2020
IH 2017-1(6)	June 9, 2027	June 9, 2027	4.23%	N/A	$993,723	$994,787
IH 2017-2(7)(8)	December 9, 2021	December 9, 2024	1.15%	91-151 bps	184,400	612,506
IH 2018-1(7)	March 9, 2022	March 9, 2025	0.96%	76-131 bps	570,134	646,021
IH 2018-2(7)	June 9, 2022	June 9, 2025	1.13%	95-133 bps	629,863	693,988
IH 2018-3(7)	July 9, 2022	July 9, 2025	1.20%	105-135 bps	819,039	1,036,561
IH 2018-4(7)(9)	January 9, 2022	January 9, 2026	1.30%	115-145 bps	670,920	848,270
Total Securitizations					3,868,079	4,832,133
Less: deferred financing costs, net					(10,216)	(12,035)
Total					$3,857,863	$4,820,098

(1)The maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over the LIBOR, plus applicable servicing fees; as of September 30, 2021, LIBOR was 0.08%. Our IH 2017-1 mortgage loan bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of September 30, 2021.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $2.0 million and $2.3 million as of September 30, 2021 and December 31, 2020, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-4 mortgage loan has exercised the first extension option, and our IH 2017-2, IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans have exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On September 13, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2017-2 mortgage loan from December 9, 2021 to December 9, 2022.
(9)On October 12, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2022 to January 9, 2023.
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

Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2021 and December 31, 2020, a total of 31,160 and 31,316 homes, respectively, with a gross book value of $6,901.7 million and $6,888.3 million, respectively, and a net book value of $5,621.5 million and $5,761.6 million, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 1.51%.
The retained certificates total $197.3 million and $245.2 million as of September 30, 2021 and December 31, 2020, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets.
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2021 and 2020, we made voluntary and mandatory prepayments of $964.3 million and $157.8 million, respectively, under the terms of the mortgage loan agreements.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2021 and December 31, 2020:

($ in thousands)	Maturity Date	Interest Rate(1)	September 30, 2021	December 31, 2020
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(2,105)	(2,268)
Secured Term Loan, net			$401,258	$401,095

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
Collateral
The Secured Term Loan’s collateral pool contains 3,334 and 3,332 homes as of September 30, 2021 and December 31, 2020, respectively, with a gross book value of $799.2 million and $791.9 million, respectively, and a net book value of $707.9 million and $719.8 million, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the nine months ended September 30, 2020, we made mandatory prepayments of $0.1 million. No such prepayments were made during the nine months ended September 30, 2021.
Unsecured Notes
Our unsecured notes are issued in connection with either an underwritten public offering pursuant to our existing shelf registration statement that automatically became effective upon filing with the SEC in July 2021 and expires in July 2024 or in connection with a private placement transaction with certain institutional investors (collectively, the “Unsecured Notes”). We utilize proceeds from the Unsecured Notes to fund: (i) repayments of then-outstanding indebtedness, including the securitizations; (ii) closing costs in connection with the Unsecured Notes; and (iii) general costs associated with our operations and other corporate purposes, including acquisitions. Interest on the Unsecured Notes is payable semi-annually in arrears.
The following table sets forth a summary of our Unsecured Notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Total Unsecured Notes, net (1)	$939,696	$—
Deferred financing costs, net	(7,807)	—
Total	$931,889	$—

(1)Net of unamortized discount of $10.3 million as of September 30, 2021.
Current Year Activity

The following activity occurred during the nine months ended September 30, 2021 with respect to the Unsecured Notes:
•On May 25, 2021, in a private placement transaction, we issued (1) $150.0 million aggregate principal amount of 2.46% Senior Notes, Series A due May 25, 2028 and (2) $150.0 million aggregate principal amount of 3.18% Senior Notes, Series B which mature on May 25, 2036.
•On August 6, 2021, in a public offering under our existing shelf registration statement, we issued $650.0 million aggregate principal amount of 2.00% Senior Notes which mature on August 15, 2031.
Prepayments
The Unsecured Notes are redeemable in whole at any time or in part from time to time, at our option, at a redemption price equal to (i) 100% of the principal amount to be redeemed plus accrued and unpaid interest and (ii) a make-whole premium calculated in accordance with the respective loan agreements. The privately placed Unsecured Notes require any prepayment to be an amount not less than 5% of the aggregate principal amount then outstanding. If any of the Unsecured Notes issued publicly under our registration statement are redeemed on or after the date that is three months prior to the maturity date, the redemption price will not include a make-whole premium.
Guarantees
The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by INVH and two of its wholly owned subsidiaries, the General Partner, and IH Merger Sub. Prior to the September 17, 2021 execution of a parent guaranty agreement, the privately placed Unsecured Notes were not guaranteed.
Loan Covenants
The Unsecured Notes issued publicly under our registration statement contain customary covenants, including, among others, limitations on the incurrence of debt; and they include the following financial covenants related to the incurrence of debt: (i) an aggregate debt test; (ii) a debt service test; (iii) a maintenance of total unencumbered assets; and (iv) a secured debt test.
The privately placed Unsecured Notes contain customary covenants, including, among others, limitations on distributions, fundamental changes, and transactions with affiliates; and they include the following financial covenants, subject to certain qualifications: (i) a maximum total leverage ratio; (ii) a maximum secured leverage ratio; (iii) a maximum unencumbered leverage ratio; (iv) a minimum fixed charge coverage ratio; and (v) a minimum unsecured interest coverage ratio.
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.
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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of September 30, 2021 and December 31, 2020, respectively:

($ in thousands)	Maturity Date	Interest Rate(1)	September 30, 2021	December 31, 2020
Term Loan Facility(2)	January 31, 2025	1.08%	$2,500,000	$2,500,000
Deferred financing costs, net			(23,691)	(29,093)
Term Loan Facility, net			$2,476,309	$2,470,907

Revolving Facility(2)	January 31, 2025	0.98%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2021, the applicable margins were 1.00% and 0.90%,respectively, and LIBOR was 0.08%.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, and (v) minimum unsecured interest coverage ratio. Prior to obtaining an Investment Grade Rating, we were also required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of September 30, 2021, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility.
Guarantees and Security
After we obtained the requisite Investment Grade Rating, our direct and indirect wholly owned subsidiaries that directly own unencumbered assets (the “Subsidiary Guarantors”) were released from their previous guarantee requirements under the Credit Facility (the “Investment Grade Release”) effective May 5, 2021. Prior to the Investment Grade Release, the obligations under the Credit Facility were guaranteed on a joint and several basis by each Subsidiary Guarantor, subject to certain exceptions.
On September 17, 2021, as a result of the execution of a parent guaranty agreement, the obligations under the Credit Facility became guaranteed on a joint and several basis by INVH and two of its wholly owned subsidiaries, the General Partner and IH Merger Sub.
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

The following table summarizes the terms of the Convertible Senior Notes outstanding as of September 30, 2021 and December 31, 2020:

						Principal Amount
($ in thousands)	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	September 30, 2021	December 31, 2020
2022 Convertible Notes	3.50%	5.12%	43.9819	January 15, 2022	0.29 years	$146,491	$345,000
Net unamortized fair value adjustment						(673)	(5,596)
Total						$145,818	$339,404

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324.3 million for the 2022 Convertible Notes.
(2)The conversion rate as of September 30, 2021 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock.
Terms of Conversion
As of September 30, 2021, the conversion rate applicable to the 2022 Convertible Notes is 43.9819 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.74 per common share — actual $). The conversion rate for the 2022 Convertible Notes is subject to adjustment in some events, but will not be adjusted for any accrued and unpaid interest. In addition, following certain events that occur prior to the maturity date, we will adjust the conversion rate for a holder who elects to convert its 2022 Convertible Notes in connection with such an event in certain circumstances. At any time prior to July 15, 2021, holders were able to convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders may convert all or any portion of the 2022 Convertible Notes at any time. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. For the three and nine months ended September 30, 2021, we settled $198.5 million and $198.5 million, respectively, of principal balance outstanding of the 2022 Convertible Notes with the issuance of 8,723,161 and 8,723,421 shares of our common stock, respectively. The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $100.5 million as of September 30, 2021 as the closing market price of our common stock of $38.33 per common share (actual $) exceeds the implicit conversion price. For the three months ended September 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $3.8 million and $4.3 million, respectively. For the nine months ended September 30, 2021 and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $12.5 million and $12.9 million, respectively.
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
The table below summarizes our interest rate swap instruments as of September 30, 2021 ($ in thousands):

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

During the three and nine months ended September 30, 2021 and 2020, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $138.1 million will be reclassified to earnings as an increase in interest expense.
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

Purchase of Outstanding Debt Securities or Loans
As market conditions warrant, we may from time to time seek to purchase our outstanding debt or debt securities that we may issue in the future, in privately negotiated or open market transactions, by tender offer or otherwise. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our condensed consolidated balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our credit facility. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for United States federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.
Cash Flows
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	% Change
Net cash provided by operating activities	$782,314	$625,672	$156,642	25.0%
Net cash used in investing activities	(728,310)	(194,375)	(533,935)	(274.7)%
Net cash provided by financing activities	355,378	91,366	264,012	289.0%
Change in cash, cash equivalents, and restricted cash	$409,382	$522,663	$(113,281)	(21.7)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $782.3 million and $625.7 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of 25.0%. The increase in cash provided by operating activities was driven by improved operational profitability, including a $101.3 million increase in total revenues net of property operating and maintenance expense from period to period and a net $58.6 million source of cash from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $728.3 million and $194.4 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $533.9 million. The increase in net cash used in investing activities resulted from the combined effect of the following significant changes in cash flows during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020: (1) an increase in cash used for the acquisition of homes; (2) a decrease in proceeds from the sale of homes; (3) an increase in cash provided by repayment proceeds from retained debt securities; (4) an increase in amounts deposited and held by others; and (5) an increase in cash used for investments in joint ventures. More specifically, acquisition spend increased $406.4 million due to an increase in the number of homes acquired from 1,195 during the nine months ended September 30, 2020 to 1,977 homes during the nine months ended September 30, 2021, respectively, and an increase in cost per home. Proceeds from sales of homes decreased $151.3 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 due to a significant decrease in the number of homes sold from 1,303 to 605, respectively, partially offset by an increase in proceeds per home. Cash provided by repayment proceeds from retained debt securities increased by $40.1 million primarily due to the use of proceeds from the issuance and sale of the Unsecured Notes to repay a portion of our mortgage loans. Cash deposited and held by others increased $29.6 million due to increased placement of earnest money deposits for the acquisition of single-family residential properties, including deposits made to homebuilders. Investments in joint ventures spend increased

$25.0 million due to contributions to the Rockpoint joint venture that did not occur during the nine months ended September 30, 2020.
Financing Activities
Net cash provided by financing activities was $355.4 million and $91.4 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we received $939.6 million of proceeds from the issuance and sale of the Unsecured Notes which along with available cash and proceeds from sales of homes were used to repay $964.3 million of principal on our mortgage loans, including partial repayments of IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4. Issuances and sales of stock under our ATM Equity Program and the 2021 Public Offering generated $693.4 million of net proceeds during the nine months ended September 30, 2021. During that period, we also made $293.8 million of dividend and distribution payments. During the nine months ended September 30, 2020, issuances and sales of stock under a public offering and proceeds from our ATM Equity Program resulted in $503.8 million of proceeds, and we repaid $157.8 million of our mortgage loans, including partial repayments of IH 2018-2 and IH 2018-3. During that period, we also made $249.3 million of dividend and distribution payments.
Contractual Obligations
Our contractual obligations as of September 30, 2021, consist of the following:

($ in thousands)	Total	2021(1)	2022-2023	2024-2026	Thereafter
Mortgage loans(2)(3)	$4,237,783	$19,032	$151,699	$2,339,604	$1,727,448
Secured Term Loan(2)	543,571	3,618	28,944	28,944	482,065
Unsecured Notes(2)	1,172,754	5,365	42,920	42,920	1,081,549
Term Loan Facility(2)(3)	2,618,800	6,900	54,750	54,825	2,502,325
Revolving Facility(2)(3)(4)	8,800	511	4,056	4,061	172
2022 Convertible Notes(2)(5)	149,055	—	149,055	—	—
Derivative instruments(6)	500,157	33,732	281,128	185,297	—
Purchase commitments(7)	511,635	307,335	114,628	76,147	13,525
Operating leases	15,160	1,268	7,961	4,896	1,035
Finance leases	6,805	921	5,108	776	—
Total	$9,764,520	$378,682	$840,249	$2,737,470	$5,808,119

(1)Includes estimated payments for the remaining three months of 2021.
(2)Includes estimated interest payments through the extended maturity date based on the principal amount outstanding as of September 30, 2021. Interest is calculated at rates in effect as of such date; for LIBOR based loans, the September 30, 2021 LIBOR, or 0.08%, is held constant until the maturity date.
(3)Represents the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(4)Includes the related unused commitment fee.
(5)Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate. The 2022 Convertible Notes principal amount of $146.5 million is included in 2022 maturities presented above. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock.
(6)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of September 30, 2021, or 0.08%.
(7)Represents commitments to acquire 1,414 single-family rental homes, of which 520 are part of agreements with homebuilders to purchase homes with expected completion dates ranging from 2022 to 2025.

We have a commitment, which is not reflected in the table above, to make additional capital contributions to a joint venture. As of September 30, 2021, our remaining equity commitment to the joint venture is $34.4 million.

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2021.
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
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; severance; casualty losses, net; (gains) losses on investments in equity securities, net; and other income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$69,108	$32,540	$186,622	$125,178
Net income available to participating securities	69	114	260	335
Non-controlling interests	318	211	1,023	806
Interest expense	79,370	87,713	243,540	258,541
Interest expense in unconsolidated joint ventures	370	—	669	—
Depreciation and amortization	150,694	138,147	440,475	410,440
Depreciation and amortization of investments in unconsolidated joint ventures	389	—	739	—
EBITDA	300,318	258,725	873,328	795,300
Gain on sale of property, net of tax	(13,047)	(15,106)	(45,450)	(41,473)
Impairment on depreciated real estate investments	126	289	650	4,202
Net gain on sale of investments in unconsolidated joint ventures	(360)	—	(800)	—
EBITDAre	287,037	243,908	827,728	758,029
Share-based compensation expense(1)	6,052	6,086	21,072	12,293
Severance	226	133	500	388
Casualty losses, net	4,168	1,434	4,980	468
(Gains) losses on investments in equity securities, net	(4,319)	—	5,823	(34)
Other, net(2)	1,508	3,049	3,181	(2,001)
Adjusted EBITDAre	$294,672	$254,610	$863,284	$769,143

(1)For the three months ended September 30, 2021 and 2020, $1,277 and $1,253 was recorded in property management expense, respectively, and $4,775 and $4,833 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2021 and 2020, $4,154 and $2,533 was recorded in property management expense, respectively, and $16,918 and $9,760 was recorded in general and administrative expense, respectively.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$69,108	$32,540	$186,622	$125,178
Net income available to participating securities	69	114	260	335
Non-controlling interests	318	211	1,023	806
Interest expense	79,370	87,713	243,540	258,541
Depreciation and amortization	150,694	138,147	440,475	410,440
Property management expense(1)	17,886	14,824	51,424	43,725
General and administrative(2)	19,369	17,972	56,147	46,626
Impairment and other	4,294	1,723	5,630	4,670
Gain on sale of property, net of tax	(13,047)	(15,106)	(45,450)	(41,473)
(Gains) losses on investments in equity securities, net	(4,319)	—	5,823	(34)
Other, net(3)	1,508	3,049	3,181	(2,001)
Joint venture management fees	(1,354)	—	(3,140)	—
Income from investments in unconsolidated joint ventures	(202)	—	(564)	—
NOI (total portfolio)	323,694	281,187	944,971	846,813
Non-Same Store NOI	(33,192)	(21,676)	(90,786)	(57,994)
NOI (Same Store portfolio)(4)	$290,502	$259,511	$854,185	$788,819

(1)Includes $1,277 and $1,253 of share-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. Includes $4,154 and $2,533 of share-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.
(2)Includes $4,775 and $4,833 of share-based compensation expense for the three months ended September 30, 2021 and 2020, respectively. Includes $16,918 and $9,760 of share-based compensation expense for the nine months ended September 30, 2021 and 2020, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 72,423 homes for the nine months ended September 30, 2021 and 2020.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; severance expense; casualty losses, net; and (gains) losses on investments in equity securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2021	2020	2021	2020
Net income available to common stockholders	$69,108	$32,540	$186,622	$125,178
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	69	114	260	335
Non-controlling interests	318	211	1,023	806
Depreciation and amortization on real estate assets	148,957	136,517	435,348	406,078
Impairment on depreciated real estate investments	126	289	650	4,202
Net gain on sale of previously depreciated investments in real estate	(13,047)	(15,106)	(45,450)	(41,473)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	29	—	(61)	—
FFO	205,560	154,565	578,392	495,126
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives, including our share from unconsolidated joint ventures	9,004	6,883	25,791	26,640
Share-based compensation expense(1)	6,052	6,086	21,072	12,293
Severance expense	226	133	500	388
Casualty losses, net	4,168	1,434	4,980	468
(Gains) losses on investments in equity securities, net	(4,319)	—	5,823	(34)
Core FFO	220,691	169,101	636,558	534,881
Recurring capital expenditures, including our share from unconsolidated joint ventures	(36,248)	(33,861)	(89,437)	(87,466)
Adjusted FFO	$184,443	$135,240	$547,121	$447,415

Net income available to common stockholders
Weighted average common shares outstanding — diluted(2)(3)(4)	578,571,392	561,871,373	572,262,198	551,947,278

Net income per common share — diluted(2)(3)(4)	$0.12	$0.06	$0.33	$0.23

FFO
Numerator for FFO per common share — diluted(2)	$205,560	$154,565	$590,923	$507,995
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	581,333,229	565,655,768	588,603,771	570,851,976

FFO per common share — diluted(2)(3)(4)	$0.35	$0.27	$1.00	$0.89

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	581,333,229	565,655,768	575,639,449	555,751,533

Core FFO per common share — diluted(2)(3)(4)	$0.38	$0.30	$1.11	$0.96
AFFO per common share — diluted(2)(3)(4)	$0.32	$0.24	$0.95	$0.81

(1)For the three months ended September 30, 2021 and 2020, $1,277 and $1,253 was recorded in property management expense, respectively, and $4,775 and $4,833 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2021 and 2020, $4,154 and $2,533 was recorded in property management expense, respectively, and $16,918 and $9,760 was recorded in general and administrative expense, respectively.

(2)During the three and nine months ended September 30, 2021, at the election of the noteholders, we settled $198,503 and $198,509, respectively, of principal outstanding for the 2022 Convertible Notes with the issuance of 8,723,161 and 8,723,421 shares of common stock, respectively. These issued shares of common stock are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.

For the three and nine months ended September 30, 2021, using the “if-converted” method, 8,632,132 and 12,964,322 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of net income per common share — diluted as they are anti-dilutive. For the three and nine months ended September 30, 2020, using the “if-converted” method, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of net income per common share — diluted as they are anti-dilutive.

For the nine months ended September 30, 2021 and 2020, the numerator for FFO per common share — diluted is adjusted for interest expense on the 2022 Convertible Notes, including non-cash amortization of discounts, totaling $12,531 and $12,869, respectively, and the denominator is adjusted for 12,964,322 and 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively. No such adjustments were made to Core FFO and AFFO per common share —diluted for the nine months ended September 30, 2021 and 2020.

For the three months ended September 30, 2021 and 2020, 8,632,132 and 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of FFO per common share — diluted as they are anti-dilutive and are excluded from Core FFO and AFFO per common share — diluted.
(3)Incremental shares attributed to non-vested share-based awards totaling 1,560,214 and 1,272,378 shares for the three months ended September 30, 2021 and 2020, respectively, and 1,454,170 and 1,224,594 for the nine months ended September 30, 2021 and 2020, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,783,766 and 1,593,488 for the three months ended September 30, 2021 and 2020, respectively, and 1,756,872 and 1,565,564 for the nine months ended September 30, 2021 and 2020, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(4)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,538,285 and 3,463,285 for the three months ended September 30, 2021 and 2020, respectively, and 3,074,549 and 3,463,285 for the nine months ended September 30, 2021 and 2020, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of September 30, 2021, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $2,874.4 million and Term Loan Facility of $2,500.0 million for a combined total of $5,374.4 million. We effectively converted 96.2% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $2.0 million or $21.0 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings. A 100 bps decrease in LIBOR results in a negative LIBOR rate and additional interest expense for us. Our Credit Facility agreement contains LIBOR floors, and there is no reciprocal feature in our interest rate swap agreements.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

4.1
Indenture, dated as of August 6, 2021, among Invitation Homes Operating Partnership LP, the Guarantors (as defined therein) party hereto and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on August 6, 2021).

4.2
First Supplemental Indenture, dated as of August 6, 2021 among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on August 6, 2021).

10.1
Parent Guaranty Agreement dated as of September 17, 2021 re: 2.46% Senior Notes, Series A, due May 25, 2028 and 3.18% Senior Notes, Series B, due May 25, 2036 of Invitation Homes Inc., Invitation Homes GP LLC and IH Merger Sub, LLC.

10.2
Parent Guaranty dated as of September 17, 2021 by Invitation Homes Inc., Invitation Homes GP LLC and IH Merger Sub, LLC for the benefit of Bank of America, N.A., in its capacity as the administrative agent for the Lenders under that certain Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 8, 2020, for the benefit of itself and such Lenders.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit number	Description

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: October 28, 2021

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 28, 2021