Form 10-K
period 2021-12-31
Invitation Homes Inc.
filed 2022-02-22
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-K

☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2021
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					Yes	☐	No	☑
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
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.1 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 18, 2022, there were 607,652,169 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	8
Item	1A.	Risk Factors	22
Item	1B.	Unresolved Staff Comments	51
Item	2.	Properties	51
Item	3.	Legal Proceedings	51
Item	4.	Mine Safety Disclosures	52

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	53
Item	6.	Reserved	54
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	78
Item	8.	Financial Statements and Supplementary Data	79
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item	9A.	Controls and Procedures	79
Item	9B.	Other Information	82
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	82

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	83
Item	11.	Executive Compensation	83
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item	13.	Certain Relationships and Related Transactions, and Director Independence	83
Item	14.	Principal Accountant Fees and Services	83

PART IV
Item	15.	Exhibits and Financial Statement Schedules	84
Item	16.	Form 10-K Summary	90

Exhibit Index
Signatures

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties as summarized below in “Summary Risk Factors.” These risks and uncertainties include among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, and risks related to the potential negative impact of the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. Moreover, many of these factors have been heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
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
•Our operating results are subject to risks related to general economic conditions and risks associated with our real estate assets;
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
•Timing and costs of renovating our properties and the cost of maintaining rental properties may negatively affect our financial results;
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
•possible title defects;
•acquisitions of new homes from third party homebuilders;
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
•Supply chain disruptions, labor shortages, or labor inflation could have a material adverse impact on our business, financial condition, or operating results;
•We are highly dependent on information systems and systems failures, security breaches, and other disruptions could significantly disrupt our business and expose us to liability;
•Compliance with governmental laws, regulations, and covenants that are applicable to our properties, including tenant relief laws, restrictions on evictions and collections, rent control laws, affordability covenants, permit, license, and zoning requirements, may negatively impact our rental income and profitability;
•Legal and regulatory proceedings, claims, inquiries and investigations, exacerbated by increased political and regulatory scrutiny of our industry, and negative publicity by tenant and consumer rights organizations could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm;
•A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules of such HOAs, which are subject to change, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly;
•Our reliance on information supplied by prospective residents, which may be inaccurate, may lead to poor leasing decisions, and our portfolio may contain more risk than we believe;
•If a significant number of our residents fail to meet their lease obligations or fail to renew their leases, our reputation, financial performance, and ability to make distributions to our stockholders may be adversely affected;
•Allegations of leasing fraud may result in fines, settlements, litigation expenses, and reputational damage;
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
•Our participation in joint venture investments may limit our ability to invest in certain markets, and we may be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, our exposure to liabilities in connection with property management and other services we provide to our joint venture partners, and disputes between us and our joint venture partners;
•We may suffer losses that are not covered by insurance;

•We are subject to risks related to environmental, social, and governance issues, including risks from natural disasters, environmentally hazardous conditions, impact of climate change, related regulatory and investor responses to climate change, and the transition to a lower-carbon economy;
•We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from any such sale to our stockholders may be limited;
•We may be unable to obtain financing through the debt and equity markets, or a downgrade in our credit ratings could adversely affect our financing options; both of which would have a material adverse effect on our growth strategy and our financial condition and operating results;
•We utilize a significant amount of indebtedness in the operation of our business, and our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing;
•Provisions of Maryland law and certain provisions in our charter may limit the ability of a third party to acquire control of us, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock; and
•If we do not maintain our qualification as a real estate investment trust (“REIT”), we will be subject to tax as a regular domestic corporation and could face a substantial tax liability, and maintaining our REIT status may hinder our ability to operate solely on the basis of maximizing profits.
This summary is qualified in its entirety by the more complete statement of risks and uncertainties in Part I. Item 1A. “Risk Factors.” You should carefully read the entire statement together with all of the other information in this Annual Report on Form 10-K when considering the risks and uncertainties in evaluating our company and our business.

DEFINED TERMS
Invitation Homes Inc. (“INVH”), a REIT, conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). THR Property Management L.P., a wholly owned subsidiary of INVH LP (the “Manager”), provides all management and other administrative services with respect to the properties we own. On November 16, 2017, INVH and certain of its affiliates entered into a series of transactions with Starwood Waypoint Homes (“SWH”) and certain SWH affiliates which resulted in SWH and its operating partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities (the “Mergers”).
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
•“Carolinas” includes Charlotte-Concord-Gastonia, NC-SC, Greensboro-High Point, NC, Raleigh-Cary, NC, Durham-Chapel Hill, NC, and Winston-Salem, SC;
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
•“Northern California” includes Sacramento-Roseville-Folsom, CA, San Francisco-Oakland-Berkeley, CA, Stockton, CA, Vallejo, CA, and Yuba City, CA;
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
•“Southeast United States” includes our Atlanta and Carolinas markets;
•“South Florida” includes Miami-Fort Lauderdale-Pompano Beach, FL, and Port St. Lucie, FL;
•“Southern California” includes Los Angeles-Long Beach-Anaheim, CA, Oxnard-Thousand Oaks-Ventura, CA, Riverside-San Bernardino-Ontario, CA, and San Diego-Chula Vista-Carlsbad, CA;
•“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless otherwise indicated, total homes or total portfolio refers to the wholly owned homes and excludes homes owned in joint ventures. Additionally, unless the context otherwise requires, all measures in this Annual Report on Form 10-K are presented on a total portfolio basis;
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

PART I

ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of December 31, 2021, we are meeting the needs of a growing share of Americans who prefer the ease of leasing over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Our homes average approximately 1,870 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than a typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand.
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, while at the same time advancing efforts that make our company more innovative and our processes more sustainable. Environmental, social, and governance (“ESG”) initiatives are an important part of our strategic business objectives and are critical to our long-term success.
Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch customer service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide safe and secure homes for them and their loved ones. In turn, we focus on ensuring our associates are fairly compensated and that we provide a diverse, equitable, and inclusive culture where they are appreciated for who they are and what they bring to the business. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that will demonstrate that commitment. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.
During 2021, we continued to adapt our priorities and evolve our strategies to navigate the challenges of the ongoing COVID-19 pandemic. Since the beginning of the pandemic, we have implemented a host of measures to ensure continuity of our business operations and services while protecting our associates and residents, including modifying the workplace and adopting new business practices to align with health protocols and adapting to changing operational realities. While our business has not been materially affected by the COVID-19 pandemic, we continue to monitor the situation to ensure we fully understand and define any potential impact.
History
Through certain of the six holding entities that owned our business prior to our initial public offering (the “IH Holding Entities”), we commenced operations in 2012. On January 31, 2017, we effected certain reorganization transactions that resulted in INVH LP holding, directly or indirectly, all of the assets, liabilities, and results of operations of the Manager and the full portfolio of homes owned by the IH Holding Entities. As a result of the reorganization transactions, INVH LP became a consolidated subsidiary of INVH. A wholly owned subsidiary of INVH, Invitation Homes OP GP LLC (the “General Partner”), serves as INVH LP’s sole general partner.

Invitation Homes Inc., a Maryland corporation, was incorporated in Delaware on October 4, 2016. On February 6, 2017, Invitation Homes Inc. changed its jurisdiction of incorporation to Maryland and completed an initial public offering of its shares of common stock (the “IPO”).
On November 16, 2017, we completed the Mergers with SWH, whereby we acquired all outstanding SWH common shares.
As of December 31, 2021, INVH owns a 99.6% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
Our principal executive offices are located at 1717 Main Street, Suite 2000, Dallas, Texas 75201, and our telephone number is (972) 421-3600.
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
•Local presence and expertise. In-market managers oversee the operations of local leasing, property management, and maintenance teams, enabling us to provide outstanding resident service, leverage local expertise in managing rental, occupancy, and turnover rates, and improve cost and oversight of renovations and ongoing maintenance of our homes. As a result of our concentrated footprint within our markets, our regional managers and in-market teams are able to realize local-operator advantages, while still benefiting from significant economies of scale.
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
Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership based in our corporate headquarters focused on investment and asset management strategy. Through the integration of investment and asset management and property management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, and capital spending into asset selection. We believe the advantages of our integrated acquisition platform and local market expertise have driven the quality of our existing total portfolio of 82,381 homes as of December 31, 2021. We similarly believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
Our Business Activities
Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain, and manage both the homes we own as well as those we manage on behalf of others, including our joint venture partners. Our differentiated approach, which combines a resident-centric focus, local market presence and expertise, and national strategy, infrastructure, and standards, informs all areas of our operations.

Property Operations
Property operations encompasses the in-house local market management and execution of marketing, leasing, resident relations, and maintenance functions. We have developed and employ a highly scalable, vertically integrated, and resident-centric property management service platform, referred to as “ProCare.” All of our property management functions have been internally managed since our founding in 2012, and we have implemented an extensive property management infrastructure, including an online resident portal, smart home technology, a mobile app for residents to schedule and track maintenance requests, a technology suite to manage work orders and associates, dedicated in-market associates, and local offices in each of our markets.
We have organized our property management associates and operating structure such that Vice Presidents of Operations in each of our markets are responsible for the operations of local leasing, property management, and maintenance teams. We believe our operating model differentiates our approach to local market operations and enables us to provide superior, high-touch resident service, maximize the effectiveness of our in-market associates in managing rental, occupancy, and turnover rates and improve our cost management and oversight over both upfront renovations and ongoing maintenance.
All of our local market associates are supported by our centralized national infrastructure, which allows us to deploy best practices and standardization where appropriate. The combination of our local market presence and national infrastructure enables us to exercise greater control over our property management service platform, allowing us to enhance the experience of our residents, better manage operating costs, and share best practices across various functional areas of our business.
Marketing and Leasing
Our associates are responsible for establishing rental rates, marketing and leasing properties, and collecting and processing rent. We establish and manage rental rates based on a dynamic, rules-based pricing tool that is informed by local market conditions, including a competitive analysis of market rents for institutional single-family rental properties, growth in single-family and multifamily market rents since a specific home’s last lease commenced, the size, fit and finish, and location of the home, the number of applications received, and the number of days a home has been available on the market, as well as qualitative factors, such as neighborhood characteristics, community amenities, and proximity to employment centers, desirable schools, transportation corridors, and local services.
We typically begin pre-marketing properties 30 to 60 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including an exclusive period on our proprietary website, internet listing services (such as Zillow, Trulia, HotPads, and Realtor.com), MLS, yard signs, search engine marketing, social and other digital media, and local brokers. We offer flexible showing options for convenience, including virtual tours and floor plans on our website, self-showings that leverage the home’s smart home technology, and in-person showings. We own internal brokerages to serve each state in which we operate and primarily utilize in-market leasing experience specialists to drive a better end-to-end resident experience that achieves our occupancy, revenue, and retention goals while facilitating enjoyment of our worry-free leasing lifestyle.
Prospective residents may submit an application through the application portal on our website. To maintain brand consistency and better track compliance with leasing requirements, we utilize standardized online applications, national lease agreements, move-in and move-out documents, resident communications, and other ancillary documents. We evaluate prospective residents in a standardized manner through the use of a third party resident screening partner. Our resident screening process includes obtaining appropriate identification, a thorough evaluation of credit history and household income, a review of the applicant’s rental history, and a background check for criminal activity. Although we require a minimum income to rent ratio, many additional factors are also taken into consideration during the resident evaluation process, including eviction history, criminal history, and rental and other payment history.
Our disciplined investment strategy and local, in-market approach have given us scale and density of homes in desirable neighborhoods, enabling us to execute cost-effective advertising targeting potential residents whose online behaviors indicate interest in these neighborhoods. We believe this approach increases our likelihood of capturing and retaining residents and enhances our opportunity to develop and market other programs and services.

Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, contests, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, incentivize them to pay their rent online, offer “Lease Friendly” and “Make It Home” design tips and contests, and hold an annual Resident Appreciation Day. Resident engagement and social following continue to grow, and we receive positive feedback from residents, who specifically mention our approachable lifestyle and home maintenance content that helps them make a house a home.
Resident Relations and Property Maintenance
The associates in each of our markets are responsible for property repairs and maintenance and resident relations. In coordination with a third party vendor, we offer a 24/7 emergency telephone line to handle after-hours maintenance issues on an expedited basis as needed, and our residents can also contact us through our online mobile app, our resident portal, our call centers, or our local property management offices. As part of our ongoing property management process, we seek to conduct routine repairs and maintenance in a timely manner, as appropriate, by appointment at the resident’s convenience. We seek to utilize quality materials to minimize the recurrence of maintenance requests and maximize long-term rental income and cash flows from our portfolio.
We typically utilize our in-house maintenance associates in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, heating, ventilation, and air conditioning (“HVAC”) systems, plumbing, and electrical work to vetted, pre-approved third party vendor partners. We strive to maximize the number of maintenance calls that are addressed by our in-house maintenance technicians. In cases where we outsource more complex or extensive repairs, our in-house maintenance associates provide oversight to ensure quality control and cost effectiveness. In addition, our in-house maintenance associates conduct periodic ProCare visits to our properties to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, conduct preventive maintenance, and ensure compliance with lease terms, local laws, and HOA rules and regulations. We temporarily paused a portion of these visits as a result of the COVID-19 pandemic but began reinstating ProCare proactive visits during 2021.
ProCare service, our property management service platform, includes several touchpoints over the term of a resident’s lease designed to enhance their satisfaction with our service model, improve the efficiency of our service and our homes’ systems, and ensure that each resident is properly educated regarding the home and their responsibilities. When a new resident moves into one of our homes, our associates conduct a resident orientation (occasionally virtual due to the ongoing pandemic) during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation, and inform the resident that we will be conducting a post move-in maintenance visit. Following the move-in orientation, each resident is encouraged to keep a record of any non-emergency service items. At the time of the post move-in maintenance visit approximately 45 days after move-in, our in-house property maintenance associates will address any non-emergency service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance associates. Finally, the post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
Following the regularly scheduled post move-in maintenance visit described above, our in-house property maintenance associates in each of our markets conduct preventive maintenance visits about every six months during the life of a resident’s stay in the home. During preventive maintenance visits, our in-house property maintenance associates inspect the home’s systems, paying particular attention to potential safety hazards as well as potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed. Examples of areas of focus for preventive maintenance visits include smoke and carbon monoxide detectors, air filters, hot water heaters, toilet valves, under-sink plumbing, and garbage disposals, among others.

We also conduct pre-move-out visits 15 to 30 days prior to scheduled resident move-outs. These visits allow us to notify residents of any repairs they may need to undertake prior to moving out of the property, such as carpet cleaning or landscaping maintenance, in order to avoid forfeiture of part or all of their security deposit. In addition, these visits allow our in-house property maintenance associates to begin preparing a scope of work and budget for the turnover work we undertake between residents to prepare our homes to be re-leased to a new resident. These visits also improve our ability to pre-market our homes.
Regardless of the purpose or timing of the visit, our in-house property maintenance associates are required to conduct a general property condition assessment (“GPCA”) every time they visit one of our homes. The GPCA requires our in-house property maintenance associates to assess and document interior and exterior conditions and whether the resident is adhering to the terms of their lease, as well as any potential safety hazards or potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed. If a deficiency is identified by our in-house property maintenance associates we endeavor to take prompt action to correct it.
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
We target submarkets and neighborhoods in undersupplied high-growth markets and leverage our in-house acquisition and operations teams’ local market expertise to acquire homes in in-fill locations that we believe will experience above average rental rate growth and home price appreciation. Our in-house acquisition teams are comprised of dedicated professionals located in our markets and at our corporate headquarters who provide strategic direction and broad oversight. Our acquisition teams have significant local market experience and expertise in single-family investments and sales, which enables us to target specific submarkets, neighborhoods, individual streets, and homes that meet our selection and underwriting criteria. As part of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired. We thus have a substantial proprietary database from which we can draw as we evaluate future acquisition opportunities in our markets. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition. We also collaborate with local market real estate brokers and others, and we leverage these relationships to source off-market acquisition opportunities. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinates with our in-house renovation, maintenance, and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.

Property Renovations
We have an in-house team of dedicated associates located in our markets who oversee our upfront property renovation process and the ongoing maintenance of our homes, with support from centralized construction experts and infrastructure. This team works in collaboration with our in-house investment and property management teams to maximize the total return of our upfront investment and minimize ongoing maintenance costs. To this end, our professionals ensure the following are evaluated: the structural needs and major systems of a property (e.g., examining roofs, HVAC systems, and siding); other maintenance-reducing improvements and repairs (e.g., installing durable hard-surface flooring, removing carpet from high-traffic areas, and testing plumbing and pipes both in the home and out to the street); and the level of fit and finish required to maintain consistency with our brand standards and maximize rental demand (e.g., selecting cabinet and countertop finishes and appliances designed to improve resident demand).
In general, before a home is acquired or when an acquired home first becomes vacant, our in-house teams begin the renovation process by preparing a detailed renovation budget and scope of work based on an assessment of each property’s major systems and structural features. These include HVAC, roofs, pools, and plumbing and electrical systems. In addition, we also evaluate other features of the home’s fit and finish, including appliances, landscaping, decks and/or patios, and fixtures. During our initial assessment, we also determine the potential for, and potential return on, any value-additive upgrades that may reduce future operating costs or enhance rental demand and, by extension, our ability to realize more attractive rental, occupancy, or turnover rates.
We are able to drive cost efficiencies through local oversight of the entire process of renovating our homes by our associates. Each property’s detailed budget and scope of work prepared by our in-house team of renovation professionals is reviewed and vetted by our in-house asset management and operations teams, and in the case of work we contract directly, presented for bid to one or more of our pre-approved vendor partners in each of our markets. In the case of work for which we rely upon general contractors, we set prices based on the scope of work involved. By establishing and enforcing best practices and quality consistency, and through a constant process of evaluating and grading our vendor partners, we believe that we are able to reduce the costs of both materials and labor. For example, we have negotiated discounts and extended warranties for products that we regularly use during the renovation process, including appliances, HVAC systems and components, carpet and flooring, and paint, among others. We are also able to reduce general contractor fees by working directly with vendors. We believe this approach results in both a larger proportion of our upfront renovation expenditures going toward actual investment in our homes as well as lower overall expenditures than if we were to outsource all elements of vendor selection and oversight to third party general contractors.
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives. We believe we have a proven ability to optimize sales prices while reducing both time to sale and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS. We believe the significant local density of our portfolio, which averages approximately 5,000 homes per market as of December 31, 2021, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Environmental, Social, and Governance Initiatives
As one of the nation’s leading home leasing companies, we have an opportunity and responsibility to contribute to a more inclusive, equitable, and sustainable world. Our mission, vision, and values define our daily actions in delivering on our pledge to be a responsible corporate citizen. Our mission statement “Together with you, we make a house a home” reflects our commitment to a resident-centric business philosophy. Each day, we live out our values of Unshakeable Integrity, Genuine Care, Continuous Excellence, and Standout Citizenship as we strive to benefit our residents, our associates, our communities, and our shareholders while at the same time advancing initiatives that make us more innovative and our processes more sustainable.
We believe that integrating environmental, social, and governance initiatives into our strategic business objectives is critical to our long-term success. In 2021, we completed a formal ESG materiality assessment to identify opportunities for us to make the biggest impact in the areas that our stakeholders prioritize.

To ensure consistent attention and focus on ESG matters, we have created a dedicated, cross-functional ESG task force of associates led by executive management. As a part of their role as stewards of our company’s long-term performance, our Board of Directors plays a critical role in understanding how ESG issues affect our business strategy and performance and provides oversight with respect to our ESG initiatives and policies. This responsibility is assigned to the Nominating and Corporate Governance Committee of the Board of Directors. The Nominating and Corporate Governance Committee works closely with management and regularly meets with and reports to the Board of Directors on our ESG strategy, initiatives, and policies. We also believe in the value of feedback, and we hold ourselves accountable. To that end, we participate in the GRESB Real Estate Assessment for a third-party evaluation of our ESG performance, and we have linked this performance to the pricing of our revolving credit facility, whereby improvements in our GRESB score over time can benefit our borrowing costs under the facility. In 2021, we achieved a 13% improvement in our sustainability score with GRESB, surpassing the 5% hurdle set forth in our credit facility agreement for achievement of the pricing benefit.
Through our integrated and ongoing approach to sustainability and corporate responsibility, we seek to drive positive change and create value for our stakeholders. Our guiding social responsibility, business, and workplace policies apply to our directors, officers, associates, and vendors, and they are posted on our website. These policies apply to all activities undertaken by or on behalf of Invitation Homes anywhere we operate. Among other things, these policies encompass areas of community and associate engagement, diversity, equity, and inclusion (“DE&I”), human rights, corporate governance and ethics, and environmental initiatives that reflect existing and emerging standards of corporate social responsibility.
Environmental Stewardship
Protecting the environment is critically important to us, and our corporate responsibility initiatives help limit the company’s carbon footprint and the environmental impact of our homes. We take our responsibility around carbon emissions very seriously, and we continue to look for ways to lower the level of emissions from, and energy use by, our homes.
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
•utilizing an HVAC air filter home delivery program for our residents, which may prolong the life of our HVAC systems, reduce expenses associated with repairs, minimize downtime associated with system failure, and provide better air quality in the home;
•investing in the Fifth Wall Climate Technology Fund to support companies creating climate-friendly technologies for real estate; and
•running a Green Spaces community initiative that brings residents, associates, and business partners together to expand conservation efforts in our markets.
Social Responsibility
Residents
Our success is fueled by the growing demand for high-quality, single-family homes for lease. Many things contribute to an exceptional experience for our residents – the speed and effectiveness of our service, the quality of our portfolio through our ongoing commitment to maintaining our homes, the Genuine Care we provide in each interaction, and much more. By offering quality homes in attractive neighborhoods, we believe we give residents the choice to lease a home in a community that may not have otherwise been attainable. We strive to provide our residents with a worry-free leasing lifestyle through service that includes welcoming them with an in-person home orientation at move-in, making their lives easier with our smart home technology and other lease offerings that enhance their experience, and providing 24/7 maintenance combined with our best-in-class ProCare property management service platform. ProCare is an innovative platform designed to provide regular opportunities for us to inspect our assets, proactively address issues, and ensure each home continues to meet our standards.
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
In March 2020, to act on our core values of Genuine Care and Standout Citizenship, we began to offer solutions for residents experiencing financial hardship when requested, including the ongoing creation of payment plans, without late fees, for residents requiring flexibility to meet rental obligations over time. We also provide residents assistance with finding available rental assistance. As a result of these policies and the dedication of our associates, we have helped thousands of our residents receive more than $50.5 million of rental assistance through December 31, 2021. We continue these efforts today. Additionally, we believe that we are in material compliance with federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate.
We also believe it is important to listen to our residents, and we incorporate their feedback to continuously enhance the Genuine Care we provide. We survey residents at each key step in their journey with Invitation Homes, including at move-in and move-out, and after every in-person interaction they have with an Invitation Homes associate or vendor. We use this feedback to hold ourselves accountable, with all of our field associates having a portion of their compensation tied directly to resident satisfaction survey scores. We also use feedback from surveys and focus groups to help inform new service offerings and enhancements we make to the resident experience. In addition to our website and resident surveys, we engage with our residents through monthly resident newsletters, blog posts, and social media campaigns and contests.
As a result of listening to feedback and making positive changes to improve our homes and our services, in the summer of 2021 we reached and now maintain an all-time company rating of 4.0 on Google and Yelp combined. In addition, we retain an A+ rating with the Better Business Bureau (“BBB”) and received BBB accreditation in January 2022.
Human Capital
As of December 31, 2021, we had 1,240 dedicated full-time associates, which we supplement with temporary and contract resources. None of our associates are covered by a collective bargaining agreement.
Associates are the backbone of our company. Nothing happens without the day-to-day dedication of our invaluable associates. Whether they are a front-line brand ambassador who represents us each and every day with our residents or a back-of-the-house support team member who ensures we continue to move forward, our associates are our greatest asset. From our focus on associates’ well-being, health, and safety to our support for a diverse, equitable, and inclusive culture, we treat each other fairly and act with honesty, integrity, and respect.
We believe that diverse, equitable, and inclusive companies make for more innovative, engaged, and happy teams. Our organization celebrates diversity and cultivates a culture of equity and inclusion. As of December 31, 2021, women comprise 41% of all associates and 44% of our manager and above population, and people of color comprise 43% of all associates and 24% of our manager and above population. During the year ended December 31, 2021, 43% of our new hires were female and 45% were people of color. We currently have six active Employee Resource Groups (“ERGs”): Together With Women, founded in 2019; and The Black Collective, Juntos, GenNEXT, Open Invitation, and Asian Alliance, all founded in 2021. During 2021, 413 associates were members of at least one ERG.

In 2021, we created a DE&I framework, to be used as a roadmap to guide meaningful progress on our DE&I journey through 2023. We also launched the iBelong, youBelong Commitment, which unified our approach to creating a greater sense of belonging for all associates. As of December 31, 2021, 1,042 associates had signed the commitment, symbolizing their intent to support our diversity, equity, and inclusion efforts.
Our Chief Executive Officer joined the CEO Action for Diversity & Inclusion initiative in the fall of 2021 and personally pledged to continue to advance DE&I within our workplace. The scope of this pledge supports equity for all, including ethnically or racially diverse persons, the LGBTQIA community, people with different abilities, veterans, and women.
Our DE&I stance contributes to our overall business strategy and serves as a catalyst for retaining our associates, recruiting diverse talent, and building beneficial business relationships with key stakeholders. This business imperative will help us increase our workforce diversity, retain and upskill our talent, and enhance our company’s culture. In turn, this will advance our standing as an employer of choice and one of the nation’s leading home leasing companies. In 2021, we were recognized for our commitment to diversity, equity, and inclusion as a Best Company for Diversity an Best Company for Women by Comparably and Top-Rated CEO for Gender Diversity by Fairygodboss.
We value continuous dialogue with our associates. We launched our continuous listening associate survey tool, Our Family. Your Voice., in May 2020 and experienced an initial participation rate of 94%, well above the 87% benchmark. As expected, our first full year participation rate of 84% in 2021 settled closer to the benchmark. This participation provides managers with actionable feedback on several key engagement dimensions. We believe meaningful actions based on associate feedback gleaned in the monthly survey will continue to result in ongoing high engagement with our associates as evidenced by our strong associate Net Promoter Score of 61, compared to a benchmark of 26.
We prioritize ensuring our associates are recognized for their efforts and feel valued for the work they do. In 2021, we launched a new recognition program called Because of You, celebrating the impact our associates make on a day-to-day basis and recognizing milestone work anniversaries.
We recognize the value of providing regular development opportunities for our associates and helping them advance their skills and knowledge. In 2021, we launched a career growth philosophy, a career growth and development framework, and a leadership behaviors model. We also conduct an annual mandatory compliance training campaign and offer a robust catalog of online learning and development videos designed to help associates build their skills.
We are committed to accelerating the development of our leaders through various programs such as our “Leadership Essentials” program, which is designed to build capable and confident leaders that can lead and inspire a diverse workforce in an ever-changing environment. As part of our Leadership Essentials training and our commitment to DE&I, we include both DE&I and Awareness of Unconscious Bias training for our leaders. This commitment to leadership development resulted in Invitation Homes being recognized in 2021 as Best Company in Leadership by Comparably.
We believe that competitive compensation and benefits are a key pillar to associate attraction, retention, motivation, and engagement. In early 2021, as part of Total Value, our holistic approach to total rewards, we established and rolled out a compensation structure to provide consistency, clarity, and transparency around compensation and how each associate’s role fits into the broader organization.
We take a wide variety of steps to ensure the health, safety, and well-being of our associates. We continue to enhance and improve our health and safety processes to reduce on-the-job injuries and review and monitor our performance monthly. Our goal is to reduce Occupational Safety and Health Administration recordable incidents each year; and over the past three years, our workplace safety programs have successfully reduced annual on-the-job injuries from 41 to 37, or 9.8%. We continue to conduct monthly safety training for our maintenance associates and a regular driving safety training for our fleet drivers covering topics like defensive driving techniques and vehicle condition and safety features. We regularly update our COVID-19 “Safe Work Playbook” which outline protocols for our offices and associates regarding pandemic-related safety behaviors. While we have officially re-opened all of our offices to associates, many of our office-based associates continue to work from home under our myFlexibility program launched in the spring of 2021.
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
Communities
Being a good neighbor is critical in the communities where we do business. This includes volunteering in our local communities and contributing dollars to non-profit organizations doing good in our markets. It also involves the full economic impact of our business on the community, through home renovations completed by local vendors, payment of real estate taxes and HOA fees and dues, and locally purchased goods and services. We recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. We invest in upfront renovations of our homes and maintain them to high standards through timely maintenance services. As of December 31, 2021, we and our predecessors have invested approximately $2.5 billion in the upfront renovation of homes in our portfolio. We invested approximately $35,000 per home for upfront renovations completed during the year ended December 31, 2021. Further, we maintain our homes to high standards through timely maintenance services as well as through our proprietary ProCare service. We believe that these investments benefit our communities by creating jobs, enhancing neighborhood appearance and livability, and improving the overall quality of life for our residents and their neighbors. In addition, we believe such investments improve our relationships with local communities and HOAs and enhance our brand recognition and loyalty.
We believe our values of Genuine Care and Standout Citizenship should extend beyond the walls of our offices and drive our desire to be a good neighbor in each of our communities. In 2021, we launched two major community initiatives. Step Up, Stand Out encourages students to pursue high-demand and well-paid jobs in the skilled trades and provides job-readiness training to help close the skills gap and broaden access to career opportunities. We partnered with SkillsUSA for the educational component of this program, which we launched in fall 2021 in Tampa, Florida, and Charlotte, North Carolina, with plans to expand across all 16 of our markets over the next several years. We also launched our Green Spaces initiative, which is dedicated to the development and improvement of outdoor community spaces in our markets. One early result of this initiative is Invitation Homes’ three-year partnership to maintain, enhance, and expand the Hawes Trail System throughout Arizona. We plan to pursue more partnerships like this to continue our investment in the communities where we operate and expand our conservation efforts.
While we have a company-wide community impact mantra of “Go Do Good,” much of our community engagement is locally driven. We believe in empowering our associates to make an impact in the communities where they work and reside by partnering with local organizations to provide support to those in need. In addition, each year Invitation Homes associates receive 20 hours of paid time to volunteer in their communities and help their local neighbors. In 2021, our associates volunteered 13,196 work hours in their local communities. While we began re-engaging through in-person volunteerism in 2021, a portion of our volunteerism continues to be conducted virtually, as many of our nonprofit partners and local organizations offer virtual opportunities that provide safe social distancing options while still enabling us to make an impact.
The COVID-19 pandemic has changed the lives of our associates, our residents, and our communities. We are proud of how our team has responded, showing resilience, innovating in real time, and demonstrating the tremendous value of our resident-centric business philosophy and commitment to community.
Governance and Ethical Business Practices
We strive every day to ensure that our actions result in value for the individuals and organizations that have chosen to invest in our company, and we take that responsibility very seriously. We believe that ethical business practices and sound governance promote the long-term interests of our shareholders, strengthen Board of Directors and management accountability, and improve our standing as a trusted member of the communities we serve. We are committed to the principles of good corporate governance and have implemented internal policies and procedures to ensure that our governance practices are best in class and align our interests with those of our shareholders.
We believe it is critically important to maintain a corporate culture that demands integrity and reflects our ethical values. We are committed to operating at the highest level of ethical standards and serving as a responsible fiduciary for our shareholders. Everyone who works at or with Invitation Homes should feel confident about our high ethical standards, our honesty, and our integrity. Our daily decisions are driven by our Code of Conduct posted on our website, which demonstrates our commitment to be a responsible corporate citizen and a good business partner. The Code of Conduct is supported by associate conduct policies and programs and reinforced through regular associate training. We have zero tolerance in relation to illegal or unethical conduct, and this is articulated in our relevant policies, including policies on conflicts of interest, gifts and entertainment, fraud, sanctions, outside activities, political contributions, and bribery and corruption.
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
Risk Management
Our Board of Directors and management believe that effective risk management involves our entire corporate governance framework. Both the Board of Directors and management have key responsibilities in managing risk throughout the Company. Our Board of Directors provides overall risk oversight, both directly and through its committees, to help management identify and assess the major risks our Company faces and to develop policies and procedures for monitoring and controlling such risks. Management is responsible for the day-to-day management of risk, including implementation of appropriate risk management strategies and integration of risk management into our decision-making process. Members of the Board of Directors regularly meet with members of management and other key associates who advise the directors on areas of enterprise risk, risk mitigation, response strategies, and any incidents that have arisen.
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
We seek to maximize revenue collections through our robust, standardized resident screening process (which includes credit checks, evaluations of household income, and criminal background checks), as well as by utilizing an online resident payment portal, which includes an auto-pay feature, to facilitate the electronic collection of a majority of our rental payments. In addition, we track resident delinquency on a daily basis and assess any late fees promptly in accordance with the terms of our lease (typically between the third and fifth calendar day of the month).
Our operations are also highly dependent upon information systems that support our business processes. Cyber intrusions could seriously compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. In the face of ever-changing and increasing cyber threats, our Board of Directors is well-positioned to guide management in the development of an effective cybersecurity risk program for our Company. The Board of Directors or its Audit Committee typically meets no less often than semi-annually with senior information technology associates to discuss recent trends in cyber risks and reviews our strategy to defend our business systems and information against cyber attacks.
The ongoing COVID-19 pandemic continues to present material uncertainty and risk with respect to our business and results of operations. As such, we are closely monitoring the impact of the pandemic on all aspects of our business, including operating, investment management, and capital markets activities, and will continue to actively manage our response in collaboration with our residents and business partners. The extent to which the COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain, including the scope, duration, and severity of COVID-19 and its variants, the availability, distribution, and efficacy of vaccines and therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative measures. For more information on risks related to COVID-19, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

Climate change continues to attract considerable public, political, and scientific attention. Experiencing or addressing the various physical, regulatory, and adaptation/transition risks of climate change may affect our profitability. For additional information about our risks related to climate change, see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
Insurance
We maintain property, casualty, and corporate-level insurance coverage related to our business, including general liability, business auto, umbrella, commercial crime, directors’ and officers’ liability, fiduciary liability, cyber liability, employment practices liability, and workers’ compensation insurance. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage, and industry practice. However, our insurance coverage is subject to deductibles and coverage exclusions, and we are self-insured up to the amount of such deductibles and exclusions. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — We may suffer losses that are not covered by insurance.”
Systems and Technology
Effective systems and technology are essential components of our business. To ensure scalability to accommodate continued growth in our portfolio of single-family homes for lease, we have made significant investments in the lease management, construction management, property and corporate accounting, and asset management systems used to operate our business. In addition to vigilant oversight over our core platform, we are now focused on advancing cloud-based digital technologies for both our residents and our associates. Our website is fully integrated into our resident accounting and leasing system. From our website, which is accessible from mobile devices, prospective residents can browse homes available for lease, take virtual tours, request additional information, and apply to lease a specific home. Through online resident portals and native mobile applications, existing residents can set up automatic payments and request maintenance service. Our associates can support and manage resident requests for critical functions such as leasing and maintenance through easy-to-use digital tools. Our system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and payment of property-level expenses. The system also interfaces with our third party resident screening vendor partner to expedite evaluations of prospective residents’ rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine results and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.
We rely on technology systems across our operations that integrate with various third party vendors for services. The failure of these systems or services to execute at subscribed levels could adversely impact our business. We proactively engage with our third party vendor about service delivery and actively use security risk management controls to mitigate any negative impact on our business. For more information on the risks related to our use of technology, see Part I. Item 1A. “Risk Factors — Risks Related to our Business and Industry — Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.”
Competition
We face competition from different sources in each of our two primary activities: acquiring and leasing our properties. We believe our competitors in acquiring properties for investment purposes are individual investors, small private investment partnerships looking for one-off acquisitions of investment properties that can either be leased or restored and sold, and larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs, and other sizable private institutional investors. These same competitors may also compete with us for residents. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio, and adversely impact our ability to achieve attractive total returns. However, we believe that our acquisition platform, our extensive in-market property operations infrastructure, and local expertise in our markets provide us with competitive advantages.

Seasonality
Our business and related operating results have been, and we believe will continue to be, impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of resident move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets by increases in expenses such as HVAC repairs and costs to re-resident during the summer season.
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
Broker Licensure
We own internal brokerages to serve each state in which we operate and primarily utilize in-market leasing experience specialists to drive a better end-to-end resident experience that achieves our occupancy, revenue, and retention goals while facilitating enjoyment of our worry-free leasing lifestyle. Our internal brokerages are subject to numerous federal, state, and local laws and regulations that govern the licensure of real estate brokers and affiliate brokers and set forth standards for, and prohibitions on, the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state, and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our internal brokerages.
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

Laws and Regulations Regarding Privacy and Data Protection
We are subject to a variety of laws and regulations that involve matters such as privacy, data protection, content, consumer protection, and other matters. For example, the California Consumer Privacy Act and the Nevada Privacy Law, which took effect in January 2020, establish certain transparency rules and create new data privacy rights for users, including more ability to control how their data is shared with third parties. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters.” Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or other harm to our business and results of operations.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provisions of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes net operating income (“NOI”) as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretive growth in high-growth locations where we have greater scale and density.
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
Website and Availability of SEC filings
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at https://www.sec.gov.
We maintain an internet site at INVH.com, where we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K. We use our website INVH.com as a channel of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at INVH.com. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Invitation Homes when you enroll your email address by visiting the Email Notification section at INVH.com under the Investor Resources tab. The contents of our website and social media channels are not, however, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, in many cases heightened as a result of the impact of the COVID-19 pandemic (see “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic”), many of which are beyond our control, including, without limitation:
•adverse macroeconomic conditions, including inflation, rising interest rates, slower growth, or recession;
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
•changes in the terms or availability of financing that may render the acquisition of any homes difficult or unattractive;
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
•rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or restrict the purchase or operation of single-family properties by entities owned or controlled by institutional investors;

•the potential effects of climate change, related regulatory policies and/or investor responses and expectations, and the transition to a lower-carbon economy;
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
A significant outbreak of infectious disease or a pandemic may result in a widespread health crisis, which has been the case for the currently ongoing COVID-19 pandemic, and may lead to an economic downturn that could negatively affect our business, results of operations, and financial condition. To the extent our current or prospective residents experience unemployment, deteriorating financial conditions, and declines in household income, they may be unwilling or unable to pay rent in full on a timely basis or renew or enter into new leases for our homes, and our revenues and operating results could be negatively affected.
The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the federal government as well as certain states, counties, and cities, including those in which we own properties and where our principal places of business are located, to impose ongoing measures in response to the COVID-19 pandemic, including temporary eviction moratoriums if certain criteria are met by residents, deferral of missed rent payments without incurring late fees, and restrictions on rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to collect and increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they restrict our ability to collect rent or enforce remedies for failure to pay rent and are likely to result in loss of rental income and other property income. We continue to work with residents experiencing financial hardship to find solutions that keep them in their homes. This includes continuing to provide residents with information about rental assistance programs for which they may be eligible, application instructions, necessary documentation, and owner requirements. We cannot predict if states, municipalities, local, and/or national authorities will renew, extend, or expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. We also cannot predict if the federal government, states, or local authorities will continue to offer rental assistance programs to residents and landlords or if such programs will be available to our residents (and if they are available, whether residents will take advantage of them).
Our residents’ inability or refusal to meet their lease obligations has reduced and may continue to reduce our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all.
Additionally, prolonged impact of the COVID-19 pandemic and related containment measures may also continue to interfere with the ability of our suppliers and other business partners to carry out their assigned tasks or supply materials, products, services, or funding (in the case of our revolving credit facility) at ordinary levels of performance relative to the conduct of our business. The pandemic has also exacerbated many of the other risks discussed in this “Risk Factors” section.

A general decline in business activity and demand for real estate transactions resulting from the COVID-19 pandemic, or a future pandemic, could adversely affect (1) our ability to acquire or dispose of single-family homes on terms that are attractive or at all and (2) the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill.
An economic downturn resulting from the COVID-19 pandemic, or a future pandemic, and a disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis.
Our associates continue to face COVID-19 health risks. If a significant number of our associates, or if key personnel, are unable to work as a result of COVID-19, or a future pandemic, this could adversely impact our business and operating results. In addition, extended periods of remote work arrangements resulting from outbreaks of infectious disease could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business.
In addition, we are experiencing disruptions from workforce turnover, due to a scarcity of talent, as businesses emerging from the pandemic compete for personnel, and rising labor costs. Many of our positions require specialized skill sets resulting in a longer than average time period to fill vacant positions. A sustained labor shortage or increased employee turnover rate caused by COVID-19 or as a result of general macroeconomic factors could lead to increased costs and increased wage rates to attract and retain associates. Labor shortages and absenteeism associated with COVID-19 may also continue to interfere with the ability of our associates to carry out their assigned tasks in a timely manner.
We are closely tracking developments regarding federal, state, or local vaccine mandates and testing requirements. Although we cannot predict with certainty the impact that any potential vaccine mandates and any other related measures may have on our workforce and operations, potential vaccine mandates’ compliance may result in increased operating costs, loss of productivity, labor disruptions, or associate attrition.
The extent to which the COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, duration, and severity of COVID-19 and the proliferation of variants, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability, distribution, acceptance, and efficacy of vaccines and therapeutic drugs, the implementation of any federal, state, or local vaccine mandates, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the COVID-19 pandemic, among others.
Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our financial condition, results of operations, and cash flows. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
We are employing a business model with a limited track record, which may make our business difficult to evaluate.
Until recently, the single-family rental business was comprised primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining, and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our stock price to decline significantly.

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
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of over 80,000 homes as of December 31, 2021. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:
•stabilize and manage an increasing number of properties and resident relationships across our geographically dispersed portfolio while maintaining a high level of resident satisfaction and building and enhancing our brand;
•identify and supervise a number of suitable third parties on which we rely to provide certain services outside of property management to our properties;
•attract, integrate, and retain new management and operations associates; and
•continue to improve our operational and financial controls and reporting procedures and systems.
We can provide no assurance that we will be able to manage our properties or grow our business efficiently or effectively, or without incurring significant additional expenses. Any failure to do so may have an adverse effect on our business and operating results.

A significant portion of our costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.
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
As a result of our substantial real estate holdings, the cost of property taxes and insuring our properties is a significant component of our expenses. Our properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. As the owner of our properties, we are responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our expenses will increase. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale.
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
Inflation could adversely affect our business and financial results.
Inflation, which increased significantly during 2021, has adversely affected us by increasing the costs of products, materials, and labor needed to operate our business and could continue to adversely affect us in future periods. In an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may have an adverse impact on our business or financial results.
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
We are dependent on our executive officers and dedicated associates, and the departure of any of our key associates could materially and adversely affect us. We also face intense competition for the employment of highly skilled managerial, investment, financial, and operational associates. Additionally, our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
We rely on a small number of persons to carry out our business and investment strategies, and the loss of the services of any of our key management associates, or our inability to recruit and retain qualified associates in the future, could have an adverse effect on our business and financial results.

In addition, the implementation of our business plan may require that we employ additional qualified associates. Competition for highly skilled managerial, investment, financial, and operational associates is intense. As additional large real estate investors enter into and expand their scale within the single-family rental business, we have faced increased challenges in hiring and retaining associates, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled associates. If we are unable to hire and retain qualified associates as required, our growth and operating results could be adversely affected.
Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics, and changes in employment legislation. High unemployment levels and federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, may have adversely affected the labor force available to us or increased labor costs. We are also experiencing and may continue to experience additional pressure due to labor shortages and absenteeism associated with COVID-19, together with the impact of the continued elevated demand. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.
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
In addition to general, regional, national, and international economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in recent years and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If an economic downturn in these markets occurs or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.
We may not be able to effectively control the timing and costs relating to the renovation and maintenance of our properties, which may adversely affect our operating results and ability to make distributions to our stockholders.
Nearly all of our properties require some level of renovation either immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises, and we will pay the costs of renovating. In addition, from time to time, we may perform ongoing maintenance or make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover. Because our portfolio consists of geographically dispersed properties, our ability to adequately monitor or manage any such renovations or maintenance may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.
Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, delays in receiving materials, fixtures, or appliances, certificates of occupancy, and poor workmanship. We have seen a prolonged impact from the pandemic on our industry and business, affecting the ability of our associates, suppliers, and other business partners to carry out their assigned tasks, provide services, or supply materials at ordinary levels of performance relative to the conduct of our business due to labor shortages and supply chain disruptions, among other challenges. In addition, we are experiencing disruptions from workforce turnover, affecting the renovation and maintenance of our properties, as businesses emerging from the pandemic compete for personnel. Many of our positions require specialized skill sets resulting in a longer than average time period to fill position vacancies. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.
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

A general decline in business activity and demand for real estate transactions could adversely affect our ability to acquire or dispose of single-family homes on terms that are attractive or at all.
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
In acquiring our properties, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. We also compete with individual private home buyers and small-scale investors.
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
Rental homes are subject to various federal, state, and local laws and regulatory requirements, including permitting, licensing, and zoning requirements. Local regulations, including municipal or local ordinances, restrictions, and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup, or hazardous material abatement requirements. Such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. Additionally, state and local agencies may place affordability covenants on certain properties to ensure that they are used to provide affordable housing for persons or families of lower income. If any of our properties contain affordability covenants recorded in their chains of title, we will be forced to sell such properties at a maximum price limit as calculated per the applicable affordable housing covenant, which will likely result in us having to sell such properties below their market values. Our properties are also subject to federal, state, and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act.
Any violation by us of the laws and regulations we are subject to could lead to significant fines or penalties and could limit our ability to conduct business. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions, renovations, or dispositions, or that additional regulations will not be adopted that would increase such delays or result in additional costs or losses. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses and approvals. Our failure to obtain such permits, licenses, and approvals could have a material adverse effect on us and cause the value of our common stock to decline.

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
Furthermore, state and local governmental agencies may introduce rent control laws or other regulations that limit our ability to increase rental rates, which may affect our rental income. Especially in times of recession and economic slowdown, rent control initiatives can amass significant political support. If rent controls unexpectedly became applicable to certain of our properties, our revenue from and the value of such properties could be adversely affected.
For example, in 2019, the state of California passed the Tenant Protection Act of 2019, a rent control law which limits our ability to increase rental rates for existing residents and put into place protections for the terminations of tenancies. We believe this law negatively affects our rental income from certain of the 12,280 homes we own in California as of December 31, 2021.
The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the federal government as well as certain states, counties, and cities, including those in which we own properties and where our principal places of business are located, to impose ongoing measures in response to the COVID-19 pandemic, including temporary eviction moratoriums if certain criteria are met by residents, deferral of missed rent payments without incurring late fees, and restrictions on rent increases. Jurisdictions and other local and national authorities may expand or extend measures imposing restrictions on our ability to enforce residents’ contractual rental obligations and limiting our ability to collect and increase rents. While such measures are likely to enable residents to stay in their homes despite an inability to pay because of financial or other hardship stemming from the pandemic, they restrict our ability to collect rent or enforce remedies for failure to pay rent and are likely to result in loss of rental income and other property income. We cannot predict if states, municipalities, local, and/or national authorities will renew, extend, or expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”
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
An overall labor shortage experienced by our vendors, lack of skilled labor, increased turnover, or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, or operating results. We have entered into a multi-year contract with a third party vendor to provide certain services for our properties. Because of the large volume of services under this contract, only a limited number of companies are capable of servicing our needs on this scale. Accordingly, the inability or unwillingness of this vendor to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.
We generally do not have exclusive or long-term contractual relationships with third party providers and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage, and supervise appropriate third parties to provide these services, our reputation and financial results may suffer.
We rely on the systems of our third party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service, and their ability to attract and retain sufficient qualified associates to perform our work. A failure in the systems of one of our third party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified associates, could have a material adverse effect on our business, results of operations, and financial condition.
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
We are subject to certain risks associated with bulk portfolio acquisitions and dispositions and acquisitions through an auction process.
We have acquired and disposed of, and may continue to acquire and dispose of, properties we acquire or sell in bulk from or to other owners of single-family homes, banks, and loan servicers. When we purchase properties in bulk or through an auction process, we often do not have the opportunity to conduct interior inspections or conduct more than cursory exterior inspections on a portion of the properties, if at all. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the bulk portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes be purchased as a package even though we may not want to purchase certain individual assets in the bulk portfolio.
Bulk portfolio acquisitions are also more complex than single-family home acquisitions, and we may not be able to implement this strategy successfully. With respect to auction process acquisitions, allegations of deficiencies in auction practices could result in claims challenging the validity of some auctions, potentially placing our claim of ownership to the properties at risk. Upon acquiring a new home, we may have to evict residents who are in unlawful possession before we can secure possession and control of the home.
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
Our strategy to acquire homes from third party homebuilders could subject us to significant risks that could adversely affect our financial condition, cash flows, and operating results.
We recently began, and expect to continue, entering into contracts with homebuilder counterparties for the acquisition of new homes. Pursuant to these contracts, which are generally entered into in a single negotiated transaction, homes will be delivered to us pursuant to a negotiated delivery schedule. We have made commitments for future fundings, and there can be no assurance that funding will be available to us for such purposes.
This strategy depends on the performance of our counterparties. We rely on builder counterparties to acquire land suitable for residential building in our markets, and to deliver quality homes at reasonable prices in a timely manner, in accordance with agreed to specifications. A failure of builder counterparties to perform in accordance with the terms of our agreements, could have a material adverse effect on our business. Further, poor performance by homebuilder counterparties may reflect poorly on us and could damage our reputation.
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
Leasing fraud could adversely affect our business, financial condition, and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as leasing fraud. As we make more of our services available over the internet, we subject ourselves to new types of leasing fraud risk. We use a variety of tools to protect against fraud; however, these tools may not always be successful. Allegations of fraud may result in fines, settlements, litigation expenses, and reputational damage.
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
We depend on our residents and their willingness to meet their lease obligations and renew their leases for substantially all of our revenues. Poor resident selection, defaults, and non-renewals by our residents may adversely affect our reputation, financial performance, and ability to make distributions to our stockholders.
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
The success of our business model depends, in part, on conditions in the single-family rental market in which we operate. One of the possible impacts on our results of operations and key operating metrics due to the restrictions on rent increases imposed in certain jurisdictions in response to the COVID-19 pandemic could be a decrease in gross rental revenues and other property income. Our investment strategy is based on assumptions about occupancy levels, rental rates, interest rates, and other factors; and if those assumptions prove to be inaccurate, our cash flows and profitability may be reduced. Multiple economic and demographic factors may contribute to increases or decreases in homeownership rates resulting in fluctuating rental rates and average occupancy levels. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets and convert them to productive uses, the supply of single-family rental properties will decrease, which may increase competition for residents, limit our strategic opportunities, and increase the cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.
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
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information, and personally identifiable information of our prospective and current residents, employees, and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. Business continuity and disaster recovery issues which may result from the current COVID-19 pandemic or any future pandemic could materially interrupt our business operations. Due to the ongoing spread of COVID-19 cases in states where we operate and in connection with our flexible work arrangements, a significant number of our associates based at our headquarters and local offices continue working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

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
We provide property management and other services on a contractual basis to co-investors in certain of our joint ventures that invest in single-family rental properties. These services include marketing, leasing, maintenance, renovation, accounting, transaction management, and financial markets services. Our exposure to liabilities in connection with such property management activities could have an adverse effect on our business and financial results.
We are subject to litigation and regulatory proceedings.
We are involved in a range of legal and regulatory proceedings, claims, actions, inquiries, and investigations in the ordinary course of business. These legal and regulatory proceedings may include, among others, eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights, disputes arising over potential violations of HOA rules and regulations, issues with local housing officials arising from the condition or maintenance of the property, outside vendor disputes, and trademark infringement and other intellectual property claims. Additionally, our industry is under increasing political and regulatory scrutiny resulting in governmental inquiries relating to the conduct of our business generally and during the COVID-19 pandemic specifically, including information relating to compliance with federal eviction moratorium requirements and cooperation with impacted residents to use federal assistance funds as an alternative to eviction. These actions or inquiries may be costly to comply with, result in negative publicity, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. For example, eviction proceedings by owners and operators of single-family homes for lease have recently been the focus of negative media attention. Although we are not involved in any legal or regulatory proceedings that we expect would have a material adverse effect on our business, results of operations, or financial condition, such proceedings may arise in the future.
We may suffer losses that are not covered by insurance.
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, hail, pollution, acts of war, acts of terrorism or riots, certain environmental hazards, and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity, fires, or wind and/or flood risk. Any and all such severe weather events may be exacerbated by global climate change, resulting in increased insurance premiums and deductibles, or a decrease in the availability of coverage. See “Risks Related to Environmental, Social, and Governance Issues — We are subject to risks from natural disasters such as earthquakes and severe weather.” While we have multi-year policies for earthquakes, hurricane, and/or flood risk, our properties may nonetheless incur casualty losses that are not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.
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
We may have difficulty selling our real estate investments, and our ability to distribute all or a portion of the net proceeds from any such sale to our stockholders may be limited.
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
Risks Related to Environmental, Social, and Governance Issues
Climate change, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could also compound adverse economic conditions. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and/or changes in precipitation and temperature, all of which may result in physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions and our financial condition or results of operations may be adversely affected. See “— We are subject to risks from natural disasters such as earthquakes and severe weather.” In addition, changes in federal, state, and local legislation and regulation based on concerns about climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes, could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations. Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change.
We are subject to risks from natural disasters such as earthquakes and severe weather.
Natural disasters, severe weather such as earthquakes, tornadoes, wind, or floods, and wildfires may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Additional consequences of severe weather could include increased insurance premiums and deductibles or a decrease in the availability of coverage. See “Risks Related to Our Business and Industry — We may suffer losses that are not covered by insurance.”
We are subject to risks from events such as natural disasters, severe weather, and wildfires, which may have a significant negative effect on our financial condition and results of operations. Any and all of these factors may be exacerbated by global climate change. See “— Climate change, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business.” As a result, our operating and financial results may vary significantly from one period to the next. We have in the past and may in the future incur losses arising from natural disasters or severe weather.
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

We are subject to increasing scrutiny from investors and others regarding our environmental, social, governance, or sustainability, responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate retention, and ability to raise capital from such investors.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, and stakeholders have focused increasingly on the ESG or “sustainability” practices of companies, including those associated with climate change. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our reputation and associate retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, associate health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of the ESG factors.
Risks Related to Our Indebtedness
Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of any refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; (6) the risk that necessary capital expenditures cannot be financed on favorable terms; and (7) the value of the collateral securing our indebtedness may fluctuate and fall below the amount of indebtedness it secures. If the income from a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations. The COVID-19 pandemic, or a future pandemic, could have material and adverse effect on our residents’ ability to meet their lease obligations and our ability to collect rent or enforce remedies for failure to pay rent thereby reducing our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease, particularly the ongoing COVID-19 pandemic.”

We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2021, we had $8,062.4 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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
A downgrade in our credit ratings could adversely affect our financing ability.
Our credit ratings affect the amount and type of capital, as well as the terms and pricing of any financing we may obtain. If we are unable to maintain our current credit ratings, we would likely incur higher borrowing costs, and it would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could have a material adverse impact on our financial condition, results of operations, cash flows, and liquidity.

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
For example, our mortgage loans and secured term loan require, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash in such cash management account as the lender elects, including prepayment of principal and amounts due under the loans.
These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for United States federal income tax purposes.
We have and may continue to utilize non-recourse long-term mortgage loans, and such structures may expose us to certain risks not prevalent in other debt financings, which could affect the availability and attractiveness of this financing option or otherwise result in losses to us.
We have and may continue to utilize non-recourse long-term mortgage loans relating to pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification. Mortgage loans may expose us to certain risks not prevalent in other debt financings. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The global economy’s previous recession, coupled with a general decline in business activity resulting from the COVID-19 pandemic, have caused dislocations, illiquidity, and volatility in the market for asset-backed securities and mortgage-backed securities, as well as disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions of the securitization market could preclude our ability to use mortgage loans as a financing source or could render it an inefficient source of financing, making us more dependent on alternative sourcing of financing that might not be as favorable as mortgage loans in otherwise favorable markets. In addition, in the United States and elsewhere, there is now increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in a raft of measures for increased regulation which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these factors could limit our access to mortgage loans as a source of financing. The inability to consummate mortgage loans to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
Offerings of additional debt securities or equity securities that rank senior to our common stock may adversely affect the market price of our common stock.
If we decide to issue additional debt securities or equity securities that rank senior to our common stock in the future, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Any additional debt or equity securities that we issue in the future may have rights, preferences, and privileges more favorable than those of our common stock and, if such securities are convertible or exchangeable, the issuance of such securities may result in dilution to owners of our common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
Failure to hedge effectively against interest rate increases may adversely affect our results of operations and our ability to make distributions to our stockholders.
Borrowings under our debt instruments totaling $4,571.9 million as of December 31, 2021 bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, including during 2022 based on recent statements by the United States Federal Reserve and their plans to raise benchmark interest rates, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our earnings and cash flows will correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information), each 100 bps increase or decrease on our floating rate indebtedness would result in an estimated increase of $1.5 million or $20.9 million, respectively, in annual interest expense. A 100 bps decrease in the London Interbank Offered Rate (“LIBOR”) results in a negative LIBOR rate and additional interest expense for us. Our credit facility agreement contains a LIBOR floor, and there is no reciprocal feature in our interest rate swap agreements.
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
On March 5, 2021, the Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, announced that it would cease publication of the one week and two month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Accordingly, in the near future LIBOR will cease being a widely used benchmark interest rate. The current and any future reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past, including during the transition period. As of December 31, 2021, we had $4,571.9 million of variable rate debt outstanding that references one month LIBOR as the benchmark rate to determine the applicable interest rate or payment amount and for which maturities extend past June 2023 (assuming all extensions are exercised). The agreements underlying our outstanding variable debt contemplate procedures for transitioning from LIBOR upon the occurrence of specified events. Nevertheless, the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, even if administered consistent with the credit facility’s provisions, could increase the cost of our variable rate indebtedness. If one month LIBOR is discontinued during 2023 as expected, there will be uncertainty or differences in the calculation of the applicable interest rate or payment amount, depending on the terms of the agreement, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models. This could result in different financial performance for previously recorded transactions and may impact our existing transaction data, operations, and pricing processes. The calculation of interest rates under the replacement benchmarks could also impact our net interest expense. LIBOR may perform differently during the phase-out period than in the past which could result in an adverse impact on the market for or value of any LIBOR-based securities, loans, derivatives, and other financial obligations or extensions of credit held by us and on our overall financial condition or results of operations. Additionally, debt holders or governing bodies may decide to transition to a successor rate prior to the expected LIBOR phase-out date.
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
Risks Related to our REIT Status and Certain Other Tax Items
If we do not maintain our qualification as a REIT, we will be subject to tax as a regular domestic corporation and could face a substantial tax liability.
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT and that our current organization and proposed method of operation enable us to continue to qualify as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist, and we cannot assure you that we qualify or that we will remain qualified as a REIT. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis, and even a technical or inadvertent violation of these requirements could jeopardize our REIT qualification. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
If we fail to qualify as a REIT in any tax year, and we do not qualify for relief under applicable statutory provisions, then:
•we would be taxed as a regular domestic corporation (a “C corporation”), which under current laws means, among other things, being unable to deduct distributions to stockholders in computing taxable income and being subject to United States federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income;
•we could be subject to increased state and local taxes; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
REITs, in certain circumstances, may incur tax liabilities that would reduce our cash flows.
Even if we qualify and maintain our status as a REIT, we may be subject to certain United States federal, state, and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property, and transfer taxes. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under the Code, and we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Furthermore, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we conduct some of our operations and hold some of our assets through a TRS or other subsidiary corporations that are subject to United States federal, state, and local corporate taxes. Any of the aforementioned taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and limit our expansion opportunities.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock. To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders. In addition, we may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.
In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets (other than qualified real estate assets and government securities) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In addition to the quarterly asset test requirements, we must annually satisfy two income test requirements (the “75% and 95% gross income tests”). As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. We may be unable to pursue investments that would otherwise be advantageous to us in order to satisfy the income or asset diversification requirements for qualifying as a REIT. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
The prohibited transactions tax may limit our ability to engage in sale transactions.
A REIT’s income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of a trade or business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property that we hold. Although a safe harbor is available, for which certain sales of property by a REIT are not subject to the 100% prohibited transaction tax, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of a trade or business. Consequently, we may choose not to engage in certain sales of our properties, or we may conduct such sales through our TRS, which would be subject to United States federal and state income taxation. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through a TRS to avoid the 100% prohibited transactions tax.

The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits and the trading price of our stock. In addition, in order to avoid the prohibited transactions tax, we may be required to limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge liabilities. Income from hedging transactions that do not meet the specific requirements of these provisions will generally constitute nonqualifying income for purposes of the 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or, subject to the limitations on the value of and income from our TRSs, implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains, for which losses may not be available or allowed to offset, or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.
Even if we qualify to be subject to United States federal income tax as a REIT, we could be subject to tax on any unrealized net built-in gains in certain assets.
As part of our pre-IPO reorganization transactions, we acquired certain appreciated assets that were held (directly or indirectly) in part by one or more C corporations in transactions in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted basis of such assets in the hands of such C corporations. If we dispose of any such appreciated assets during the five-year period following the date we acquired those assets, we will be subject to United States federal income tax on the portion of such gain attributable to such C corporations at the highest corporate tax rates to the extent of the excess of the fair market value of such assets on the date that we acquired those assets over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. Further, such built-in gains may also be subject to certain state income taxes, for a length of time equal to or exceeding the federal five-year period. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the five-year period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we acquired those assets and the portion of such assets which were held by C corporations prior to their contribution to us.
Our charter does not permit any person to own more than 9.8% of our outstanding common stock or of our outstanding stock of all classes or series, and attempts to acquire our common stock or our stock of all other classes or series in excess of these 9.8% limits would not be effective without an exemption from these limits by our board of directors.
For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of assisting our qualification as a REIT for United States federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any person of more than a certain percentage, currently 9.8%, in value or by number of shares of stock, whichever is more restrictive, of the outstanding shares of our common stock or 9.8% in value of the outstanding shares of our stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Code and our charter are complex and may cause shares of the outstanding common stock owned by a group of related persons to be deemed to be constructively owned by one person. As a result, the acquisition of less than 9.8% of our outstanding common stock or our stock by a person could cause a person to own constructively in excess of 9.8% of our outstanding common stock or our stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will not decrease this ownership limit in the future, and any decision to grant a waiver from the ownership limit in any particular instance is at the sole discretion of our board of directors. Any attempt to own or transfer shares of our common stock in excess of the ownership limit without the consent of our board of directors will result either in the shares of stock in excess of the limit being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares of stock will not have any rights in such excess shares of stock, or in the transfer being void. The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our common stock (and even if such change in control would not reasonably jeopardize our REIT status).
The cash available for distribution to stockholders may not be sufficient to pay dividends at expected levels, nor can we assure you of our ability to make distributions in the future. We may use borrowed funds or our own funds to make distributions.
The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any REIT taxable income retained by a REIT, including capital gains. We anticipate making quarterly distributions to our stockholders. We expect that the cash required to fund our dividends will be covered by cash generated by operations. However, our ability to make distributions to our stockholders will depend upon the performance of our asset portfolio. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, raise additional equity capital, sell assets, issue distributions in our own stock, or reduce our distributions.
Furthermore, if such cash available for distribution decreases in future periods from expected levels, our inability to make the expected distributions could result in a decrease in the market price of our common stock. In addition, our charter allows us to issue preferred stock that could have a preference over our common stock as to distributions. All distributions will be made at the sole discretion of our board of directors and will depend upon a number of factors, including our actual and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other obligations, debt covenants, contractual prohibitions or other limitations, and applicable law and such other matters as our board of directors may deem relevant from time to time.
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
We may choose to make distributions in our own stock that require you to pay income taxes in excess of any cash distributions.
We may make distributions to our stockholders that are payable in cash and/or shares of our common stock. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of any cash portion of the distribution received, and it may be necessary to sell stocks received in such distribution at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Furthermore, with respect to certain non-United States holders, we may be required to withhold United States tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the stock included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility, and reduce the price of our common stock.
The Internal Revenue Service, the United States Treasury Department, and Congress frequently review United States federal income tax legislation, regulations, and other guidance. We cannot predict whether, when or to what extent new United States federal tax laws, regulations, interpretations, or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a C corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a C corporation, without the approval of our stockholders.
Our ownership of TRSs is subject to limitations, and our transactions with our TRSs will cause us to be subject to a 100% excise tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
The Code provides that no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. Our TRSs earn income that would not be qualifying income if earned directly by the parent REIT and may also be used to hold certain properties the sale of which may not qualify for the safe harbor for prohibited transactions. These limitations on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through our TRSs. In addition, the tax rules may limit the deductibility of interest paid or accrued by a TRS to its parent REIT. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. There can be no assurance that we will be able to comply with the TRS limitations or avoid application of the 100% excise tax.

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
Holders
As of February 18, 2022, there were 49 holders of record of 607,652,169 shares of common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2021 and 2020, dividends per share held for the entire year were estimated to be taxable as follows:

	2021		2020
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income(2)(3)	$0.51	74.5%	$0.43	71.8%
Capital gains(4)(5)	0.15	21.8%	0.12	20.7%
Qualified dividends	—	—%	0.01	0.9%
Unrecaptured Section 1250 gain(4)(5)	0.02	3.7%	0.04	6.6%
Return of capital	—	—%	—	—%
Total	$0.68	100.0%	$0.60	100.0%

(1)Amounts are displayed in actual dollars per share; all section references are to the Code.
(2)Ordinary income dividends are treated as “qualified REIT dividends” for purposes of Section 199A.
(3)Approximately 0.1% of the 2021 ordinary income dividends represents a disposition of a United States real property interest pursuant to Section 897.
(4)Approximately 15.3% of the aggregate amounts allocated in 2021 as capital gains and unrecaptured Section 1250 gain represents One Year Disclosure Amounts and Three Year Disclosure Amounts for purposes of Section 1061.
(5)Approximately 84.7% of the aggregate amounts allocated in 2021 as capital gain and unrecaptured Section 1250 gain represents a disposition of a United States real property interest pursuant to Section 897.

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

Comparison of Cumulative Total Returns
Index Value
250
200
150
100
02/01/17
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Invitation Homes Inc.
S&P 500 Index
MSCI US REIT Index

	Cumulative Total Returns as of
	February 1, 2017	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Invitation Homes Inc.	100.00	119.02	103.43	157.50	159.38	247.97
S&P 500 Index	100.00	119.50	114.26	150.24	177.88	228.94
MSCI US REIT Index	100.00	106.43	101.56	127.80	118.12	168.99
Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2021.

ITEM 6. RESERVED

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
For similar operating and financial data and discussion of our year ended December 31, 2020 results compared to our year ended December 31, 2019 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on February 19, 2021 (the “2020 10-K”). The sections entitled “Result of Operations — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” and “Cash Flows — Year Ended December 31, 2020 Compared to Year Ended December 31, 2019” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our 2020 10-K are incorporated herein by reference.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of December 31, 2021, we are meeting the needs of a growing share of Americans who prefer the ease of leasing over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Our homes average approximately 1,870 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than a typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand.
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, while at the same time advancing efforts that make our company more innovative and our processes more sustainable. ESG initiatives are an important part of our strategic business objectives and are critical to our long-term success.
Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch customer service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide safe and secure homes for them and their loved ones. In turn, we focus on ensuring our associates are fairly compensated and that we provide a diverse, equitable, and inclusive culture where they are appreciated for who they are and what they bring to the business. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that will demonstrate that commitment. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.

COVID-19
The COVID-19 pandemic has spread rapidly, adversely affecting public health, economic activity, financial markets and employment. The continued development and fast-changing nature of the COVID-19 pandemic creates many unknowns that impact our residents, associates, and suppliers. The ultimate impacts remain unknown, but have included and could range from macroeconomic effects (such as continued strain on global and United States economic conditions and disruptions to, and volatility in, the credit and financial markets, consumer spending, supply chains, and the market for acquisition and disposition of single-family homes) to more industry-specific effects (such as depressed collection rates, higher or lower occupancy levels, and restrictions on evictions, collections, rent increases, and late fees), and other unanticipated consequences.
Throughout the COVID-19 pandemic, we have maintained continuity in business operations and have supported our residents and associates by implementing a host of measures and protocols that enable our teams to safely provide outstanding service to residents. These protocols include: (1) implementing a safety training program and providing personal protective equipment for all associates; (2) creating flexible work schedules for our associates in terms of both location and hours of work; (3) adhering to strict safety protocols for maintenance service trips; (4) leveraging self-show and virtual-tour technology; and (5) offering virtual options for resident move-in orientations and pre-move-out visits.
We also believe that we are in material compliance with federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate. Additionally, to act on our core values of "Genuine Care" and "Standout Citizenship," we offer flexible solutions for residents experiencing financial hardship when requested, including payment plans and late fee abatements. We continue to work with residents experiencing financial hardship to find solutions that keep them in their homes. This includes continuing to provide residents with information about rental assistance programs for which they may be eligible, application instructions, necessary documentation, and owner requirements. We have helped thousands of residents apply for rental assistance programs and, as a result, they have received $48.0 million in rental assistance payments during the year ended December 31, 2021, and $50.5 million cumulatively since such programs were put in place.
Neither the aforementioned procedural adjustments nor the overall impact of the COVID-19 pandemic created significant disruptions to our business model during the years ended December 31, 2021 and 2020.
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
Other Matters
In July 2021, we received congressional inquiries requesting information and documentation about our eviction practices during the COVID-19 pandemic, including information relating to compliance with federal eviction moratorium requirements and cooperation with impacted residents to use federal assistance funds as an alternative to eviction. In October 2021 and January 2022, we received additional congressional inquiries requesting information about our activities in the housing market. We are in the process of responding to and cooperating with these inquiries and information requests.
In August 2021, we received a letter from the staff of the Federal Trade Commission requesting information as to how we conduct our business generally and during the COVID-19 pandemic specifically. We are in the process of responding to and cooperating with this request.
As these inquiries are ongoing, we cannot currently predict their timing, outcome, or scope.

Climate Change
Climate change continues to attract considerable public, political, and scientific attention. Experiencing or addressing the various physical, regulatory, and adaptation/transition risks of climate change may affect our profitability. Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. Implementation of any voluntary improvements requires consideration of multiple factors, including whether such elections would raise our costs to maintain our homes. Alternatively, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors and/or increase the vulnerability of our residents to rising energy and water expenses and use restrictions.
As the climate continues to change, and with a portfolio located in a variety of United States markets that include coastal areas, we recognize the increased potential for acute weather events and other climate-related impacts to our business, operations, and homes. We take a proactive approach to protect our properties against potential risks related to climate change and business interruptions, and we recognize that we must continue to adapt our policies, objectives, and processes to improve the resiliency of our physical properties and our business.
Our management and the Board of Directors are focused on managing our business risks, including climate change-related risks. The process to identify, manage, and integrate climate-change risk is part of our enterprise risk management program. For more information on risks related to climate change, see Part I. Item 1A. “Risk Factors — Risks Related to Environmental, Social, and Governance Issues — Climate change, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business, and — We are subject to risks from natural disasters such as earthquakes and severe weather.”

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2021 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,876	98.3%	$2,643	$1.56	12.5%
Northern California	4,404	96.9%	2,314	1.49	6.1%
Seattle	4,027	95.3%	2,388	1.24	5.6%
Phoenix	8,744	96.6%	1,620	0.98	8.7%
Las Vegas	3,100	97.6%	1,829	0.92	3.5%
Denver	2,667	91.6%	2,218	1.22	3.4%
Western United States Subtotal	30,818	96.6%	2,159	1.25	39.8%

Florida:
South Florida	8,250	97.5%	2,334	1.25	12.2%
Tampa	8,446	97.3%	1,812	0.97	9.6%
Orlando	6,369	97.0%	1,811	0.97	7.3%
Jacksonville	1,903	97.9%	1,814	0.92	2.2%
Florida Subtotal	24,968	97.3%	1,987	1.06	31.3%

Southeast United States:
Atlanta	12,661	97.6%	1,653	0.80	13.2%
Carolinas	5,253	96.5%	1,717	0.80	5.4%
Southeast United States Subtotal	17,914	97.3%	1,671	0.80	18.6%

Texas:
Houston	2,134	96.8%	1,638	0.84	2.2%
Dallas	2,856	95.4%	1,895	0.92	3.4%
Texas Subtotal	4,990	96.0%	1,783	0.89	5.6%

Midwest United States:
Chicago	2,567	98.0%	2,056	1.27	3.3%
Minneapolis	1,121	97.0%	2,017	1.03	1.4%
Midwest United States Subtotal	3,688	97.7%	2,044	1.19	4.7%

Announced Market-in-Exit:
Nashville(5)	3	N/A	N/A	N/A	—%

Total / Average	82,381	97.0%	$1,972	$1.05	100.0%
Same Store Total / Average	72,245	98.2%	$1,969	$1.05	90.2%

(1)As of December 31, 2021.
(2)Represents average occupancy for the year ended December 31, 2021.
(3)Represents average monthly rent for the year ended December 31, 2021.
(4)Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2021.
(5)In December 2019, we announced a plan to fully exit the Nashville market. As of December 31, 2021, we have three remaining homes in the market.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.1% of our rental revenues and other property income during the year ended December 31, 2021. We actively monitor the impact of the COVID-19 outbreak and its resulting macroeconomic impacts on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
Rental Rates and Occupancy Levels: Rental rates and occupancy levels are primary drivers of rental revenues and other property income. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, seasonality, resident defaults, and the amount of time it takes to prepare a home for its next resident and re-lease homes when residents vacate. An important driver of rental rate growth is our ability to increase monthly rents from expiring leases, which typically have a term of one to two years. The ongoing COVID-19 pandemic has negatively impacted our ability to increase rents in certain markets.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook. Many of these factors have been and continue to be impacted by the ongoing COVID-19 pandemic. Additionally, our turnover rate may be affected by the current COVID-19 pandemic as a result of delayed eviction proceedings and/or move outs potentially being canceled by residents who have not secured their next housing plans. Increases in turnover rates and the average number of days to re-resident reduce rental revenues as the homes are not generating income during this period of vacancy.
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
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, whether the property was vacant when acquired, and whether there are any state or local restrictions on our ability to complete renovations as an essential business function. Additionally, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business have increased the time required to renovate our homes. Due to our size and scale both nationally and locally, we believe we are able to purchase goods and services at favorable prices.
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
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; (iii) revenues from ancillary services such as smart homes and HVAC replacement filters; and (iv) various other fees, including late fees and lease termination fees, among others.
Joint Venture Management Fees
Joint venture management fees consist of asset and property management fees from our unconsolidated joint ventures.
Expenses
Property Operating and Maintenance
Once a property is available for its initial lease, which we refer to as “rent-ready,” we incur ongoing property-related expenses, which consist primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration. Prior to a property being “rent-ready,” certain of these expenses are capitalized as building and improvements. Once a property is “rent-ready,” expenditures for ordinary repairs and maintenance thereafter are expensed as incurred, and we capitalize expenditures that improve or extend the life of a home.
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
Income (Loss) from Investments in Unconsolidated Joint Ventures
Income (loss) from investments in unconsolidated joint ventures consists of our share of net earnings and losses from investments in unconsolidated joint ventures accounted for using the equity method.

Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth a comparison of the results of operations for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,991,722	$1,822,828	$168,894	9.3%
Joint venture management fees	4,893	—	4,893	N/M
Total revenues	1,996,615	1,822,828	173,787	9.5%

Expenses:
Property operating and maintenance	706,162	680,543	25,619	3.8%
Property management expense	71,597	58,613	12,984	22.2%
General and administrative	75,815	63,305	12,510	19.8%
Interest expense	322,661	353,923	(31,262)	(8.8)%
Depreciation and amortization	592,135	552,530	39,605	7.2%
Impairment and other	8,676	696	7,980	N/M
Total expenses	1,777,046	1,709,610	67,436	3.9%

Gains (losses) on investments in equity securities, net	(9,420)	29,723	(39,143)	N/M
Other, net	(5,835)	(86)	(5,749)	N/M
Gain on sale of property, net of tax	60,008	54,594	5,414	9.9%
Income (loss) from investments in unconsolidated joint ventures	(1,546)	—	(1,546)	N/M

Net income	$262,776	$197,449	$65,327	33.1%
Portfolio Information
As of December 31, 2021 and 2020, we owned 82,381 and 80,177 single-family rental homes, respectively, in our total portfolio. During the years ended December 31, 2021 and 2020, we acquired 2,938 and 2,252 homes, respectively, and sold 734 and 1,580 homes, respectively. During the years ended December 31, 2021 and 2020, we owned an average of 80,901 and 79,530 single-family rental homes, respectively, in our total portfolio.
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
As of December 31, 2021, our Same Store portfolio consisted of 72,245 single-family rental homes.
Revenues
For the years ended December 31, 2021 and 2020, total revenues were $1,996.6 million and $1,822.8 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the years ended December 31, 2021 and 2020, total portfolio rental revenues and other property income totaled $1,991.7 million and $1,822.8 million, respectively, an increase of 9.3%, driven by an increase in average occupancy, an increase in average monthly rent per occupied home, and an 1,371 home increase between periods in the average number of homes owned.

Average occupancy for the years ended December 31, 2021 and 2020 for the total portfolio was 97.0% and 96.1%, respectively. Average monthly rent per occupied home for the total portfolio for the years ended December 31, 2021 and 2020 was $1,972 and $1,875, respectively, a 5.2% increase. For our Same Store portfolio, average occupancy was 98.2% and 97.5% for the years ended December 31, 2021 and 2020, respectively, and average monthly rent per occupied home for the years ended December 31, 2021 and 2020 was $1,969 and $1,874, respectively, a 5.1% increase.
The annual turnover rate for the Same Store portfolio for the years ended December 31, 2021 and 2020 was 22.9% and 26.4%, respectively. For the Same Store portfolio, an average home remained unoccupied for 28 and 36 days between residents for the years ended December 31, 2021 and 2020, respectively. The decreases in these two metrics contributed to our increase in average occupancy on a year over year basis. Our turnover rate may have been, and may continue to be, impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who are not inclined to relocate during this period). We cannot predict how long existing eviction moratoriums will remain in place, if new eviction moratoriums will be issued and/or reinstated, or when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 6.7% and 3.7% for the years ended December 31, 2021 and 2020, respectively, and new lease net effective rental rate growth for the total portfolio averaged 14.3% and 4.4% for the years ended December 31, 2021 and 2020, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 6.7% and 3.7% for the years ended December 31, 2021 and 2020, respectively, and new lease net effective rental rate growth averaged 14.4% and 4.2% for the years ended December 31, 2021 and 2020, respectively.
The COVID-19 pandemic has negatively impacted rental revenues and other property income since the onset of the pandemic in mid-March 2020 in two notable ways: (1) collection rates have decreased from pre-pandemic levels which negatively impacts bad debt as a percentage of gross rental income; and (2) a significant portion of all late fees typically enforced in accordance with our lease agreements were not enforced or collected for a significant period of time. As of the third quarter of 2021, bad debt began to moderate compared to the year ended December 31, 2020. Enforcement and collections of late fees generally re-commenced in all markets where permissible beginning in the second quarter of 2021. While the effects of the COVID-19 pandemic and the ensuing jurisdictional restrictions on rental rates, late fees, collections, and evictions have decreased over time, they may continue to affect our future collection rates, ability to increase rental revenues in certain markets, and fees and other ancillary income charged to residents.
For the year ended December 31, 2021, joint venture management fees totaled $4.9 million.
Expenses
For the years ended December 31, 2021 and 2020, total expenses were $1,777.0 million and $1,709.6 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the year ended December 31, 2021, property operating and maintenance expense increased to $706.2 million from $680.5 million for the year ended December 31, 2020. In addition to an 1,371 home increase between periods in the average number of homes owned, increases in property taxes, utilities, personnel and other services costs, and HOA expenses, partially offset by decreases in repairs and maintenance and turnover costs, resulted in the overall 3.8% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $147.4 million from $121.9 million for the years ended December 31, 2021 and 2020, respectively. The increase is comprised primarily of a $10.1 million increase in share-based compensation expense due to changes in expected results for performance-based awards and a $9.7 million increase in short term incentive plan compensation based on estimated annual performance. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.

Interest expense decreased from $353.9 million for the year ended December 31, 2020 to $322.7 million for the year ended December 31, 2021. The decrease in interest expense was primarily due to refinancing activities since December 31, 2020 and the impact of the December 2020 amended and restated credit facility. During the year ended December 31, 2021, we issued $1,950.0 million of newly issued unsecured notes, repaid $1,766.9 million of mortgage loan indebtedness, and converted $203.5 million of convertible debt into shares of our common stock. These financing activities resulted in a 25 bps decrease in the weighted average interest rate on our outstanding debt between the respective period ends, inclusive of a 55 bps reduction in the spread on our term loan facility as a result of achieving an investment grade rating.
Depreciation and amortization expense increased to $592.1 million for the year ended December 31, 2021 from $552.5 million for the year ended December 31, 2020 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the year ended December 31, 2021 compared to the year ended December 31, 2020.
Impairment and other expenses were $8.7 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, impairment and other expenses were comprised of impairment losses of $0.7 million on our single-family residential properties and net casualty losses of $8.0 million. During the year ended December 31, 2020, impairment and other expenses were comprised of impairment losses of $4.6 million on our single-family residential properties, offset by net gains on casualty losses of $3.9 million. The impairment costs recognized during the years ended December 31, 2021 and 2020 were not a direct result of the COVID-19 pandemic.
Gains (Losses) on Investments in Equity Securities, net
For the year ended December 31, 2021, $9.4 million of losses on investments in equity securities, net was comprised of $5.5 million of net losses recognized on investments sold during the year, including the reversal of unrealized gains recognized during the year ended December 31, 2020, and $3.9 million net unrealized losses recognized on investments held as of December 31, 2021. For the year ended December 31, 2020, $29.7 million of unrealized gains were recognized on investments held as of year end.
Other, net
Other, net was $5.8 million for the year ended December 31, 2021, compared to $0.1 million for the year ended December 31, 2020, primarily due to lower interest income from our investments in debt securities and increases in transaction and administrative costs between those periods, partially offset by the non-recurrence of a $1.8 million ROU lease impairment during the year ended December 31, 2020. Additionally, joint venture management fees and income (loss) from investments in unconsolidated joint ventures presented separately on our consolidated statement of operations for the year ended December 31, 2021 were included in other, net during the year ended December 31, 2020.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $60.0 million and $54.6 million for the years ended December 31, 2021 and 2020, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods, offset by a decrease in the number of homes sold from 1,580 for the year ended December 31, 2020 to 734 for the year ended December 31, 2021.
Income (Loss) from Investments in Unconsolidated Joint Ventures
Income (loss) from investments in unconsolidated joint ventures was comprised of our equity in earnings and/or (losses) therefrom on a net basis.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For similar operating and financial data and discussion of our year ended December 31, 2020 results compared to our year ended December 31, 2019 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.

Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2021 and 2020 include unrestricted cash and cash equivalents of $610.2 million and $213.4 million, respectively, a 185.9% increase primarily due to the capital markets activity described below, net of cash used to fund acquisitions of single-family residential properties. The following significant activity occurred during the year ended December 31, 2021:
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
•In November 2021, we issued and sold $1,000.0 million of unsecured notes in an underwritten public offering. We used the proceeds to repay $798.2 million of various securitizations, including full repayment of IH 2017-2 and partial repayment of IH 2018-3, and for general corporate purposes, including acquisitions.
•We completed an underwritten public offering to sell 14,375,000 shares of our common stock, including 1,875,000 shares sold pursuant to the underwriters’ full exercise of the option to purchase additional shares, and generated net proceeds of $571.2 million (the “2021 Public Offering”). Proceeds were and will be used primarily for general corporate purposes, including acquisitions.
•We sold 9,008,528 shares of our common stock under our at the market equity program (“2019 ATM Equity Program”), generating net proceeds of $362.6 million after giving effect to agent commissions and other costs totaling $6.2 million. We terminated the 2019 ATM Equity Program immediately after entering into the 2021 ATM Equity Program (defined below).
•In November 2021, we agreed to invest $250.0 million with Pathway Homes, a new real estate company that provides customers multiple options to purchase a home whereby they are able to first lease and then purchase the home in the future. In addition to investing in the homes and technology platform for the startup and its real estate fund, we will provide maintenance and other services to all Pathway Homes properties, enabling us to broaden our third party property management services. As of December 31, 2021, we have invested $25.0 million in the joint venture.
•In December 2021, we entered into a new at the market equity program (the "2021 ATM Equity Program") to sell, from time to time, shares of our common stock, with an aggregate sales price of up to $1,250.0 million through at the market and forward offerings. No shares had been issued under the 2021 ATM Equity Program as of December 31, 2021.
•We settled $203.5 million of the 2022 Convertible Notes through the issuance of 8,943,374 shares of our common stock.
As of December 31, 2021, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until March 2025, provided all extensions are exercised, with the exception of $141.5 million of 2022 Convertible Notes which matured on January 15, 2022. On January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $0.3 million.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and general economic conditions, as detailed in Part I. Item 1A. “Risk Factors.”

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of December 31, 2021 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate	Weighted Average Years to Maturity(2)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(3)	$995,640	$940,140	4.23%	5.4	$—
IH 2018-1(4)	568,495	540,064	L + 88 bps	3.2	568,495
IH 2018-2(4)	629,237	597,769	L + 105 bps	3.4	629,237
IH 2018-3(4)	204,637	194,405	L + 112 bps	3.5	204,637
IH 2018-4(4)	669,548	636,069	L + 122 bps	4.0	669,548
Secured Term Loan(5)	403,363	403,363	3.59%	9.4	—
Total secured(6)	3,470,920	$3,311,810	3.81%	4.8	2,071,917

Unsecured:
2022 Convertible Senior Notes(7)	141,490		3.50%	0.0	—
Term Loan Facility	2,500,000		L + 100 bps	4.1	2,500,000
Revolving Facility	—		L + 89 bps	4.1	—
Unsecured Notes — May 2028	150,000		2.46%	6.4	—
Unsecured Notes — November 2028	600,000		2.30%	6.9	—
Unsecured Notes — August 2031	650,000		2.00%	9.6	—
Unsecured Notes — January 2034	400,000		2.70%	12.0	—
Unsecured Notes — May 2036	150,000		3.18%	14.4	—
Total unsecured(6)	4,591,490		3.17%	6.2	2,500,000

Total debt(6)	8,062,410		3.45%	5.6	$4,571,917
Unamortized discounts and fair value adjustments	(13,605)
Deferred financing costs, net	(50,146)
Total debt per balance sheet	7,998,659
Retained certificates	(159,110)
Cash and restricted cash, excluding security deposits and letters of credit	(649,722)
Deferred financing costs, net	50,146
Unamortized discounts and fair value adjustments	13,605
Net debt	$7,253,578

(1)For detailed information about and definition of each of our financing arrangements see Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see “Financial Statements — Note 8 of Notes to Consolidated Financial Statements.”
(2)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(3)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(4)Interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of December 31, 2021, LIBOR was 0.10%.
(5)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
(6)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on LIBOR as of December 31, 2021, 0.10%, and includes the impact of interest rate swap agreements effective as of that date.
(7)Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. On January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $0.3 million.

As part of our long-term debt strategy, our goal is to improve our credit ratings, and, over time, we generally intend to target a reduction in our level of net debt to approximately 5.5 to 6.0 times trailing twelve months Adjusted EBITDAre (see “— Non-GAAP Measures — EBITDA, EBITDAre, and Adjusted EBITDAre”), a reduction in our level of secured debt to less than 20% of gross assets, and an increase in our level of unencumbered assets to greater than 70% of gross assets. To facilitate our long-term debt strategy we expect to seek to, among other things, (a) refinance a significant portion of our secured debt maturing in 2025 through 2026 (assuming all extension options are exercised) with unsecured debt, including potential unsecured bond issuances and/or (b) repay a portion of such debt. There can be no assurance that we will be successful in implementing our long-term debt strategy, improving our credit ratings, or achieving our targets in the short or medium term or at all, or that we will not change our strategy or targets in the future. Even if we do achieve our targets, we may from time to time fall outside of our target ranges; and there can be no assurance that we will continue to meet our targets. In addition, we cannot assure you that we will be able to access the capital and credit markets to obtain additional unsecured debt financing or that we will be able to obtain financing on terms favorable to us. For further discussion of risks related to our indebtedness, see Part I. Item 1A. “Risk Factors — Risks Related to Our Indebtedness,” including “Risk Factors — Risks Related to Our Indebtedness — We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations.”
Short-Term and Long-Term Liquidity Needs
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make dividend payments to our stockholders, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our near-term liquidity requirements consist primarily of:
•acquisition of homes currently under contract;
•renovation of newly-acquired homes;
•HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes;
•property management and general and administrative expenses;
•interest expense;
•dividend payments to our equity investors; and
•required contributions to our joint ventures.
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of one of our joint ventures. We do not expect this guarantee to have a material current or future effect on our liquidity. See Part IV. Item 15. “Exhibits and Financial Statements — Note 5 of Notes to Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.
However, the COVID-19 pandemic may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for a specific mortgage loan or for our secured term loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of December 31, 2021.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of, and non-recurring capital expenditures for, our homes, and principal and interest payments of our indebtedness. We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. As a REIT, we are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances from our annual taxable income that could be used to meet our liquidity needs. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
Contractual Obligations
Our contractual obligations as of December 31, 2021, consist of the following:

($ in thousands)	Total	2022	2023-2024	2025-2026	Thereafter
Mortgage loans(1)(2)(3)	$3,384,970	$66,627	$133,321	$2,170,927	$1,014,095
Secured Term Loan(1)(2)	539,953	14,472	28,944	28,944	467,593
Unsecured Notes(1)(2)	2,392,331	46,060	92,120	92,120	2,162,031
Term Loan Facility(1)(2)(3)	2,614,102	27,914	55,904	2,530,284	—
Revolving Facility(1)(2)(3)(4)	8,289	2,028	4,061	2,200	—
2022 Convertible Notes(1)(2)(5)	143,966	143,966	—	—	—
Derivative instruments(6)	425,556	126,292	254,064	45,200	—
Purchase commitments(7)	138,134	138,134	—	—	—
Operating leases	14,041	4,579	6,694	2,467	301
Finance leases	6,065	2,776	3,267	22	—
Total	$9,667,407	$572,848	$578,375	$4,872,164	$3,644,020

(1)For detailed information about each of our financing arrangements and derivative instruments see Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements.”
(2)Includes estimated interest payments through the extended maturity date based on the principal amount outstanding as of December 31, 2021. Interest is calculated at rates in effect as of such date; for LIBOR based loans, the December 31, 2021 LIBOR, or 0.10%, is held constant until the maturity date.
(3)Represents the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(4)Includes the related unused commitment fee.
(5)Represents the principal amount and interest obligation of the 2022 Convertible Notes which is calculated using the notes’ coupon rate. The 2022 Convertible Notes principal amount of $141.5 million is included in 2022 maturities presented above. On January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $0.3 million.
(6)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of December 31, 2021, or 0.10%.

(7)Represents commitments to acquire 360 single-family rental homes. The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 1,357 homes over the next six years. Estimated remaining commitments under these agreements total approximately $420.0 million as of December 31, 2021.

Additionally, we have a commitment, which is not reflected in the table above, to make additional capital contributions to our joint ventures. As of December 31, 2021, our remaining equity commitments to the joint ventures total $244.4 million.
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
Supplemental Guarantor Information
In March 2020, the SEC adopted amendments to Rule 3-10 of Regulation S-X and created Rule 13-01 to simplify disclosure requirements related to certain registered securities. The amendments became effective on January 4, 2021. INVH, INVH LP, the General Partner, and IH Merger Sub, LLC (“IH Merger Sub”) have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of INVH LP, fully and unconditionally guaranteed, on a joint and several basis, by INVH, the General Partner, and/or IH Merger Sub. As a result of the amendments to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of INVH LP, the General Partner, and IH Merger Sub have not been presented.
Furthermore, as permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for the INVH LP, the General Partner, and IH Merger Sub, because the combined assets, liabilities, and results of operations of INVH, INVH LP, the General Partner, and IH Merger Sub are not materially different than the corresponding amounts in our consolidated financial statements, and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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

Cash Flows
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Net cash provided by operating activities	$907,660	$696,712	$210,948	30.3%
Net cash used in investing activities	(1,159,558)	(425,156)	(734,402)	(172.7)%
Net cash provided by (used in) financing activities	658,988	(146,033)	805,021	551.3%
Change in cash, cash equivalents, and restricted cash	$407,090	$125,523	$281,567	224.3%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $907.7 million and $696.7 million for the years ended December 31, 2021 and 2020, respectively, an increase of 30.3%. The increase in cash provided by operating activities was driven by improved operational profitability, including an $148.2 million increase in total revenues net of property operating and maintenance expense from period to period and a net $70.8 million source of cash from an increase in changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in our joint ventures. Net cash used in investing activities was $1,159.6 million and $425.2 million for the years ended December 31, 2021 and 2020, respectively, an increase of $734.4 million. The increase in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the year ended December 31, 2021 compared to the year ended December 31, 2020: (1) an increase in cash used for the acquisition of homes; (2) a decrease in proceeds from the sale of homes; (3) an increase in amounts deposited and held by others for acquisitions of homes; and (4) an increase in cash used for investments in joint ventures. More specifically, acquisition spend increased $505.1 million due to an increase in the number of homes acquired from 2,252 during the year ended December 31, 2020 to 2,938 homes acquired during the year ended December 31, 2021 and an increase in average cost per home. Proceeds from sales of homes decreased $183.3 million from the year ended December 31, 2020 to the year ended December 31, 2021 due to a significant decrease in the number of homes sold from 1,580 to 734, respectively, partially offset by an increase in proceeds per home. Cash deposited and held by others increased $59.2 million due to increased deposits made to homebuilders for the acquisition of new-build single-family residential properties. Investments in joint ventures increased $48.7 million due to increased contributions to our joint ventures during year ended December 31, 2021 compared to the year ended December 31, 2020.
Financing Activities
Net cash provided by (used in) financing activities was $659.0 million and $(146.0) million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we received $1,938.0 million of net proceeds from the issuance and sale of unsecured notes which were used to repay $1,766.9 million of principal on our mortgage loans, including full repayment of IH 2017-2 and partial repayments of IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4. Issuances and sales of stock under our terminated 2019 ATM Equity Program and the 2021 Public Offering generated $933.8 million of net proceeds during the year ended December 31, 2021. During that period, we also made $395.9 million of dividend and distribution payments. During the year ended December 31, 2020, proceeds from our new Term Loan Facility of $2,500.0 million and from issuances and sales of stock under our public offering and terminated ATM Equity Program of $686.7 million, along with proceeds from home sales, were used (1) to repay the $1,500.0 million outstanding balance of our 2017 term loan facility; (2) to repay $1,434.6 million of our mortgage loans, including full repayment of SWH 2017-1 and partial repayments of IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4; and (3) to fund $334.3 million of dividend and distribution payments.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
For similar operating and financial data and discussion of our year ended December 31, 2020 results compared to our year ended December 31, 2019 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 10-K.
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
•Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. The attributes and location of each home acquired are considered at the individual home level when determining the percentage of purchase price allocated to building and improvements versus land. As such, these allocation percentages vary based on the homes acquired during each reporting period. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2021 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by approximately $2.0 million.
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
The capitalized costs are depreciated on a straight-line basis over their estimated useful lives, which are reviewed on an annual basis. The weighted average useful lives range from 7 years to 28.5 years. There have not been any significant changes in our estimate of useful lives during the current reporting period. If the useful lives for costs capitalized during the year ended December 31, 2021 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $6.0 million.

•Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative. There have not been any significant process changes in our review for impairment during the current reporting period. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 10% decrease in the estimated fair value of those homes may have resulted in an increase in impairment expense of approximately $0.3 million.
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold pursuant to GAAP requirements, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2021, 80 homes, less than 0.1% of our portfolio, were held for sale, compared to 179 homes as of December 31, 2020. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2021 were 10% lower, our impairment expense related to those properties would have increased by approximately $0.3 million. If the market values less disposal costs were 10% higher, our impairment expense would not have changed.
Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provisions of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes NOI as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretive growth in high-growth locations where we have greater scale and density.
Non-GAAP Measures
EBITDA, EBITDAre, and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense; income tax expense; depreciation and amortization; and adjustments for unconsolidated joint ventures. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre. Consistent with the Nareit definition, we define EBITDAre as EBITDA, further adjusted for the following: gain on sale of property, net of tax; impairment on depreciated real estate investments; and adjustments for unconsolidated joint ventures.
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; severance; merger and transaction-related expenses; casualty (gains) losses, net; (gains) losses on investments in equity securities, net; and other income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Net income available to common stockholders	$261,098	$195,764	$145,068
Net income available to participating securities	327	448	395
Non-controlling interests	1,351	1,237	1,648
Interest expense	322,661	353,923	367,173
Interest expense in unconsolidated joint ventures	1,209	—	—
Depreciation and amortization	592,135	552,530	533,719
Depreciation and amortization of investments in unconsolidated joint ventures	1,304	—	—
EBITDA	1,180,085	1,103,902	1,048,003
Gain on sale of property, net of tax	(60,008)	(54,594)	(96,336)
Impairment on depreciated real estate investments	650	4,578	14,210
Net gain on sale of investments in unconsolidated joint ventures	(1,050)	—	—
EBITDAre	1,119,677	1,053,886	965,877
Share-based compensation expense(1)	27,170	17,090	18,158
Merger and transaction-related expenses(2)	—	—	4,347
Severance	1,057	601	8,465
Casualty (gains) losses, net	8,026	(3,882)	4,533
(Gains) losses on investments in equity securities, net	9,420	(29,723)	(6,480)
Other, net(3)	5,835	86	(5,120)
Adjusted EBITDAre	$1,171,185	$1,038,058	$989,780

(1)For the years ended December 31, 2021, 2020, and 2019, $5,427, $3,511, and $3,075 was recorded in property management expense, respectively, and $21,743, $13,579, and $15,083 was recorded in general and administrative expense, respectively.
(2)Includes merger and transaction-related expenses included within general and administrative.
(3)Includes interest income and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; (gains) losses on investments in equity securities, net; other income and expenses; joint venture management fees; and income (loss) from investments in unconsolidated joint ventures.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2021	2020	2019
Net income available to common stockholders	$261,098	$195,764	$145,068
Net income available to participating securities	327	448	395
Non-controlling interests	1,351	1,237	1,648
Interest expense	322,661	353,923	367,173
Depreciation and amortization	592,135	552,530	533,719
Property management expense(1)	71,597	58,613	61,614
General and administrative(2)	75,815	63,305	74,274
Impairment and other	8,676	696	18,743
Gain on sale of property, net of tax	(60,008)	(54,594)	(96,336)
(Gains) losses on investments in equity securities, net	9,420	(29,723)	(6,480)
Other, net(3)	5,835	86	(5,120)
Joint venture management fees	(4,893)	—	—
(Income) loss from investments in unconsolidated joint ventures	1,546	—	—
NOI (total portfolio)	1,285,560	1,142,285	$1,094,698
Non-Same Store NOI	(127,944)	(84,508)
NOI (Same Store portfolio)(4)	$1,157,616	$1,057,777

(1)Includes $5,427, $3,511, and $3,075 of share-based compensation expense for the years ended December 31, 2021, 2020, and 2019, respectively.
(2)Includes $21,743, $13,579, and $15,083 of share-based compensation expense for the years ended December 31, 2021, 2020, and 2019, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 72,245 homes for the years ended December 31, 2021 and 2020.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; severance expense; merger and transaction-related expense; casualty (gains) losses, net; and (gains) losses on investments in equity securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2021	2020	2019
Net income available to common stockholders	$261,098	$195,764	$145,068
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	327	448	395
Non-controlling interests	1,351	1,237	1,648
Depreciation and amortization on real estate assets	585,101	546,419	529,205
Impairment on depreciated real estate investments	650	4,578	14,210
Net gain on sale of previously depreciated investments in real estate	(60,008)	(54,594)	(96,336)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	254	—	—
FFO	788,773	693,852	594,190
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives, including our share from unconsolidated joint ventures	34,520	40,415	48,515
Share-based compensation expense(1)	27,170	17,090	18,158
Offering related expenses(2)	—	—	2,267
Merger and transaction-related expenses(3)	—	—	4,347
Severance expense	1,057	601	8,465
Casualty (gains) losses, net	8,026	(3,882)	4,533
(Gains) losses on investments in equity securities, net	9,420	(29,723)	(6,480)
Core FFO	868,966	718,353	673,995
Recurring capital expenditures, including our share from unconsolidated joint ventures	(123,405)	(115,951)	(118,988)
Adjusted FFO	$745,561	$602,402	$555,007

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)(6)	579,209,523	555,458,607	532,499,787

Net income per common share — diluted(4)(5)(6)	$0.45	$0.35	$0.27

FFO
Numerator for FFO per common share — diluted(4)	$803,137	$711,033	$599,776
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	593,735,669	574,408,346	545,150,847

FFO per common share — diluted(4)(5)(6)	$1.35	$1.24	$1.10

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	582,442,466	559,307,903	538,925,506

Core FFO per common share — diluted(4)(5)(6)	$1.49	$1.28	$1.25
AFFO per common share — diluted(4)(5)(6)	$1.28	$1.08	$1.03

(1)For the years ended December 31, 2021, 2020, and 2019, $5,427, $3,511, and $3,075 was recorded in property management expense, respectively, and $21,743, $13,579, and $15,083 was recorded in general and administrative expense, respectively.
(2)Includes expenses associated with secondary offerings of common stock completed during the year ended December 31, 2019 included within other, net.

(3)Includes merger and transaction-related expenses included within general and administrative.
(4)On July 1, 2019, we settled the full outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of common stock, and these shares of common stock are included within all net income (loss), FFO, Core FFO, and AFFO per common share calculations subsequent to that date. Using the “if-converted” method, in the period prior to conversion for the year ended December 31, 2019, the 2019 Convertible Notes are excluded from net income (loss) per common share — diluted as they are anti-dilutive and are reflected in the FFO per common share — diluted computation above, consistent with Nareit’s guidance for calculating FFO per share. For the year ended December 31, 2019, the numerator for FFO per common share — diluted is adjusted for $5,586 of interest expense on the 2019 Convertible Notes, including non-cash amortization of discounts. For the year ended December 31, 2019, the denominator is adjusted for 6,225,341 potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion. No such adjustments were made to Core FFO and AFFO per common share — diluted.
With respect to the 2022 Convertible Notes, during the year ended December 31, 2021, at the election of the note holders, we settled $203,510 of principal outstanding for the 2022 Convertible Notes with the issuance of 8,943,374 shares of common stock. These issued shares of common stock are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.
For the years ended December 31, 2021 and 2020, the numerator for FFO per common share — diluted is adjusted for interest expense on the 2022 Convertible Notes, including non-cash amortization of discounts, totaling $14,364 and $17,181, respectively, and the denominator is adjusted for 11,293,203 and 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively. No such adjustments were made to Core FFO and AFFO per common share —diluted. For the year ended December 31, 2019, 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of net income or loss and FFO per common share — diluted as they are anti-dilutive, and are excluded from Core FFO and AFFO per common share — diluted.
(5)Incremental shares attributed to non-vested share-based awards totaling 1,528,453, 1,465,286, and 1,263,825 for the years ended December 31, 2021, 2020, and 2019, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,822,015, 1,851,297, and 1,748,787 for the years ended December 31, 2021, 2020, and 2019, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(6)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,939,381, 3,463,285, and 5,940,757 for the years ended December 31, 2021, 2020, and 2019, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of December 31, 2021, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $2,071.9 million and Term Loan Facility of $2,500.0 million for a combined total of $4,571.9 million. We effectively converted 96.7% of these borrowings to a fixed rate through interest rate swap agreements. Additionally, all borrowings bear interest at LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $1.5 million or $20.9 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings. A 100 bps decrease in LIBOR results in a negative LIBOR rate and additional interest expense for us. Our Credit Facility agreement contains a LIBOR floor, and there is no reciprocal feature in our interest rate swap agreements.
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
Seasonality
Our business and related operating results have been, and we believe will continue to be, impacted by seasonal factors throughout the year. In particular, we have experienced higher levels of resident move-outs during the summer months, which impacts both our rental revenues and related turnover costs. Further, our property operating costs are seasonally impacted in certain markets by increases in expenses such as HVAC repairs and costs to re-resident during the summer season.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included as a separate section in this Annual Report on Form 10-K. See Part IV. Item 15. “Exhibits and Financial Statement Schedules,” which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2021 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 22, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Dallas, Texas
February 22, 2022

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2021 and for the three years in the period ended December 31, 2021
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

3.2
Amended and Restated Bylaws of Invitation Homes Inc., dated as of February 2, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 2, 2022).

4.1	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 10-K (File No. 1-38004) filed on February 19, 2020).

4.2
Indenture, dated as of January 10, 2017, between Starwood Waypoint Homes and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 10, 2017).

4.3	Form of 3.50% Convertible Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 10, 2017).

4.4
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

4.6
First Supplemental Indenture, dated as of August 6, 2021 among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank National Association, as trustee including the form of 2.000% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on August 6, 2021).

4.7
Second Supplemental Indenture, dated as of November 5, 2021, among the Issuer, the Guarantors and the Trustee, including the form of 2.300% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 5, 2021).

4.8
Third Supplemental Indenture, dated as of November 5, 2021, among the Issuer, the Guarantors and the Trustee, including the form of 2.700% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 5, 2021).

10.1
Note Purchase Agreement, dated May 25, 2021, among Invitation Homes Operating Partnership LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 26, 2021).

Exhibit number	Description
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

10.4
Parent Guaranty Agreement dated as of September 17, 2021 re: 2.46% Senior Notes, Series A, due May 25, 2028 and 3.18% Senior Notes, Series B, due May 25, 2036 of Invitation Homes Inc., Invitation Homes GP LLC and IH Merger Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on October 28, 2021).

10.5
Parent Guaranty dated as of September 17, 2021 by Invitation Homes Inc., Invitation Homes GP LLC and IH Merger Sub, LLC for the benefit of Bank of America, N.A., in its capacity as the administrative agent for the Lenders under that certain Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 8, 2020, for the benefit of itself and such Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on October 28, 2021).

10.6
Amended and Restated Agreement of Limited Partnership of Invitation Homes Operating Partnership LP, dated as of August 9, 2017, by and among Invitation Homes OP GP LLC and Invitation Homes Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

10.7
Amended and Restated Registration Rights Agreement, dated as of October 4, 2016, among SWH and the other parties named therein (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K (File No. 1- 36163) filed with the SEC on October 11, 2016).

10.8
Assignment and Assumption Agreement, dated as of November 16, 2017, between Invitation Homes Inc. and IH Merger Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 20, 2017).

10.9
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 8, 2020, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on December 9, 2020).

10.10
Loan Agreement, dated as of April 28, 2017, between IH 2017-1 Borrower, LP, as Borrower, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed May 1, 2017).

10.11
Loan Agreement, dated as of November 9, 2017, between IH 2017-2 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 9, 2017).

10.12
Loan Agreement, dated as of February 8, 2018, between IH 2018-1 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 12, 2018).

Exhibit number	Description
10.13
Loan Agreement, dated as of May 8, 2018, between IH 2018-2 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 9, 2018).

10.14
Loan Agreement, dated as of June 28, 2018, between IH 2018-3 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on July 2, 2018).

10.15
Loan Agreement, dated as of November 7, 2018, between IH 2018-4 Borrower LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 8, 2018).

10.16
Loan Agreement, dated as of June 7, 2019, between 2019-1 IH Borrower LP, as Borrower, and Rothesay Life PLC, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 10, 2019).

10.17
Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 5, 2017).

10.18	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.19	Form of Indemnification Agreement of Colony Starwood Homes (incorporated by reference to Exhibit 10.2 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 8, 2016). †

10.20	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

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

10.26
Form of Award Notice and Restricted Stock Unit Agreement for Mr. Dallas B. Tanner (Supplemental Bonus Award) (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

Exhibit number	Description

10.27
Form of Award Notice and Restricted Stock Unit Agreement for Non-Employee Directors (General Form) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.28
Form of Award Notice and Restricted Stock Unit Agreement (2017 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.29
Form of Award Notice and Restricted Stock Unit Agreement (Retention Award - Messrs. Freedman and Tanner) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 29, 2017). †

10.30
Form of Award Notice and Restricted Stock Unit Agreement (2018 LTIP Equity Award) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on August 10, 2018). †

10.31
Form of Award Notice and Restricted Stock Unit Agreement (2019 LTIP Equity Award) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2019). †

10.32	2019 Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on July 31, 2019). †

10.33
Form of Award Notice and Restricted Stock Unit Agreement (2018 Supplemental Bonus Award) (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed March 29, 2018). †

10.34	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2020.) †

10.35
Form of Award Notice and Restricted Stock Unit Agreement (2020 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 25, 2020).†

10.36
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

Exhibit number	Description
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 22nd day of February 2022.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 22nd day of February 2022.

Signature	Title

/s/ Dallas B. Tanner	President, Chief Executive Officer, and Director
Dallas B. Tanner	(Principal Executive Officer)

/s/ Ernest M. Freedman	Executive Vice President and Chief Financial Officer
Ernest M. Freedman	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Executive Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Michael D. Fascitelli	Chairman and Director
Michael D. Fascitelli

/s/ Jana C. Barbe	Director
Jana C. Barbe

/s/ Richard D. Bronson	Director
Richard D. Bronson

/s/ Jeffrey E. Kelter	Director
Jeffrey E. Kelter

/s/ Joseph D. Margolis	Director
Joseph D. Margolis

Signature	Title

/s/ John B. Rhea	Director
John B. Rhea

/s/ J. Heidi Roizen	Director
J. Heidi Roizen

/s/ Janice L. Sears	Director
Janice L. Sears

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, other comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company owned approximately 80,000 individual single-family residential properties with a net book value of $17 billion as of December 31, 2021. The Company capitalizes costs to acquire, stabilize, and prepare single-family residential properties to be leased. The determination of which costs to capitalize requires significant management judgment. Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. From time to time, the Company identifies single-family residential properties to be sold. At the time such properties are identified, the Company evaluates whether or not such properties should be classified as held for sale.
Given the number of homes and the volume and nature of the different transactions affecting the acquisition, disposition, recognition, and classification of investments in single-family residential properties, performing audit procedures to evaluate the accounting for investments in single-family residential properties was challenging and required an increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to whether the investments in single-family residential properties were accounted for appropriately included the following, among others:
•We tested the effectiveness of relevant controls over investments in single-family residential properties, including management’s controls over the acquisition, cost capitalization, classification, depreciation, and disposition of its properties.
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
•We developed an expectation of depreciation expense based on the cost basis of investments in single-family residential properties, taking into account the estimated useful life and the percentage of the year the property was in use, and compared our expectation to the recorded balance. We also evaluated the estimated useful lives used by management by comparing the estimates to external industry sources.
•We selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2021. We also selected a sample of properties sold after December 31, 2021 and evaluated whether each property was properly classified as either held for sale or held for use as of December 31, 2021.
•We selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on sale.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 22, 2022

We have served as the Company’s auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020
(in thousands, except shares and per share data)

	December 31, 2021	December 31, 2020
Assets:
Investments in single-family residential properties:
Land	$4,737,938	$4,539,796
Building and improvements	15,270,443	14,261,954
	20,008,381	18,801,750
Less: accumulated depreciation	(3,073,059)	(2,513,057)
Investments in single-family residential properties, net	16,935,322	16,288,693
Cash and cash equivalents	610,166	213,422
Restricted cash	208,692	198,346
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	130,395	69,267
Other assets, net	395,064	478,287
Total assets	$18,537,846	$17,506,222

Liabilities:
Mortgage loans, net	$3,055,853	$4,820,098
Secured term loan, net	401,313	401,095
Unsecured notes, net	1,921,974	—
Term loan facility, net	2,478,122	2,470,907
Revolving facility	—	—
Convertible senior notes, net	141,397	339,404
Accounts payable and accrued expenses	193,633	149,299
Resident security deposits	165,167	157,936
Other liabilities	341,583	611,410
Total liabilities	8,699,042	8,950,149
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 601,045,438 and 567,117,666 outstanding as of December 31, 2021 and 2020, respectively	6,010	5,671
Additional paid-in capital	10,873,539	9,707,258
Accumulated deficit	(794,869)	(661,162)
Accumulated other comprehensive loss	(286,938)	(546,942)
Total stockholders' equity	9,797,742	8,504,825
Non-controlling interests	41,062	51,248
Total equity	9,838,804	8,556,073
Total liabilities and equity	$18,537,846	$17,506,222

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Rental revenues and other property income	$1,991,722	$1,822,828	$1,764,685
Joint venture management fees	4,893	—	—
Total revenues	1,996,615	1,822,828	1,764,685

Expenses:
Property operating and maintenance	706,162	680,543	669,987
Property management expense	71,597	58,613	61,614
General and administrative	75,815	63,305	74,274
Interest expense	322,661	353,923	367,173
Depreciation and amortization	592,135	552,530	533,719
Impairment and other	8,676	696	18,743
Total expenses	1,777,046	1,709,610	1,725,510

Gains (losses) on investments in equity securities, net	(9,420)	29,723	6,480
Other, net	(5,835)	(86)	5,120
Gain on sale of property, net of tax	60,008	54,594	96,336
Income (loss) from investments in unconsolidated joint ventures	(1,546)	—	—

Net income	262,776	197,449	147,111
Net income attributable to non-controlling interests	(1,351)	(1,237)	(1,648)

Net income attributable to common stockholders	261,425	196,212	145,463
Net income available to participating securities	(327)	(448)	(395)

Net income available to common stockholders — basic and diluted (Note 12)	$261,098	$195,764	$145,068

Weighted average common shares outstanding — basic	577,681,070	553,993,321	531,235,962
Weighted average common shares outstanding — diluted	579,209,523	555,458,607	532,499,787

Net income per common share — basic	$0.45	$0.35	$0.27
Net income per common share — diluted	$0.45	$0.35	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$262,776	$197,449	$147,111

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	113,394	(388,466)	(244,126)
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	148,742	116,549	(20,763)
Other comprehensive income (loss)	262,136	(271,917)	(264,889)
Comprehensive income (loss)	524,912	(74,468)	(117,778)
Comprehensive (income) loss attributable to non-controlling interests	(2,934)	338	1,884

Comprehensive income (loss) attributable to common stockholders	$521,978	$(74,130)	$(115,894)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2021, 2020, and 2019
(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2018	520,647,977	$5,206	$8,629,462	$(392,594)	$(12,963)	$8,229,111	$140,075	$8,369,186
Capital distributions	—	—	—	—	—	—	(3,074)	(3,074)
Net income	—	—	—	145,463	—	145,463	1,648	147,111
Dividends and dividend equivalents declared ($0.52 per share)	—	—	—	(277,457)	—	(277,457)	—	(277,457)
Issuance of common stock — settlement of RSUs, net of tax	910,452	9	(8,173)	—	—	(8,164)	—	(8,164)
Issuance of common stock — settlement of 2019 Convertible Notes	12,553,864	126	229,818	—	—	229,944	—	229,944
Issuance of common stock, net	1,957,139	20	55,243	—	—	55,263	—	55,263
Share-based compensation expense	—	—	16,724	—	—	16,724	1,434	18,158
Total other comprehensive loss	—	—	—	—	(261,357)	(261,357)	(3,532)	(264,889)
Redemption of OP Units for common stock	5,573,293	55	87,120	—	(2,280)	84,895	(84,895)	—
Balance as of December 31, 2019	541,642,725	5,416	9,010,194	(524,588)	(276,600)	8,214,422	51,656	8,266,078
Capital distributions	—	—	—	—	—	—	(2,137)	(2,137)
Net income	—	—	—	196,212	—	196,212	1,237	197,449
Dividends and dividend equivalents declared ($0.60 per share)	—	—	—	(332,786)	—	(332,786)	—	(332,786)
Issuance of common stock — settlement of RSUs, net of tax	386,717	4	(4,431)	—	—	(4,427)	—	(4,427)
Issuance of common stock, net	25,088,224	251	686,472	—	—	686,723	—	686,723
Share-based compensation expense	—	—	15,023	—	—	15,023	2,067	17,090
Total other comprehensive loss	—	—	—	—	(270,342)	(270,342)	(1,575)	(271,917)
Balance as of December 31, 2020	567,117,666	5,671	9,707,258	(661,162)	(546,942)	8,504,825	51,248	8,556,073
Capital distributions	—	—	—	—	—	—	(2,107)	(2,107)
Net income	—	—	—	261,425	—	261,425	1,351	262,776
Dividends and dividend equivalents declared ($0.68 per share)	—	—	—	(395,132)	—	(395,132)	—	(395,132)
Issuance of common stock — settlement of RSUs, net of tax	675,870	7	(9,418)	—	—	(9,411)	—	(9,411)
Issuance of common stock — settlement of 2022 Convertible Notes	8,943,374	89	203,420	—	—	203,509	—	203,509
Issuance of common stock, net	23,383,528	234	933,556	—	—	933,790	—	933,790
Share-based compensation expense	—	—	25,066	—	—	25,066	2,104	27,170
Total other comprehensive income	—	—	—	—	260,553	260,553	1,583	262,136
Redemption of OP Units for common stock	925,000	9	13,657	—	(549)	13,117	(13,117)	—
Balance as of December 31, 2021	601,045,438	$6,010	$10,873,539	$(794,869)	$(286,938)	$9,797,742	$41,062	$9,838,804

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$262,776	$197,449	$147,111

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	592,135	552,530	533,719
Share-based compensation expense	27,170	17,090	18,158
Amortization of deferred leasing costs	10,746	11,733	10,621
Amortization of deferred financing costs	13,126	25,828	39,259
Amortization of debt discounts	6,244	5,458	7,343
Provisions for impairment	650	4,578	14,210
(Gains) losses on investments in equity securities, net	9,420	(29,723)	(6,480)
Gain on sale of property, net of tax	(60,008)	(54,594)	(96,336)
Change in fair value of derivative instruments	14,660	9,129	1,913
(Income) loss from investments in unconsolidated joint ventures, net of operating distributions	1,982	—	—
Other non-cash amounts included in net income	3,998	3,288	(89)
Changes in operating assets and liabilities:
Other assets, net	(15,095)	(38,012)	(10,890)
Accounts payable and accrued expenses	32,892	(27,040)	5,207
Resident security deposits	7,231	10,149	(1,208)
Other liabilities	(267)	8,849	(408)
Net cash provided by operating activities	907,660	696,712	662,130

Investing Activities:
Deposits for acquisition of single-family residential properties	(60,135)	(906)	(395)
Acquisition of single-family residential properties	(1,126,826)	(621,697)	(586,075)
Initial renovations to single-family residential properties	(77,408)	(98,769)	(57,437)
Other capital expenditures for single-family residential properties	(162,832)	(172,284)	(164,244)
Proceeds from sale of single-family residential properties	231,676	414,927	855,583
Repayment proceeds from retained debt securities	88,416	72,106	49,960
Proceeds from sale of investments in equity securities	31,504	—	—
Investments in unconsolidated joint ventures	(65,000)	(16,345)	—
Non-operating distributions from unconsolidated joint ventures	1,890	—	—
Other investing activities	(20,843)	(2,188)	4,834
Net cash (used in) provided by investing activities	(1,159,558)	(425,156)	102,226

Financing Activities:
Payment of dividends and dividend equivalents	(393,812)	(332,151)	(276,681)
Distributions to non-controlling interests	(2,107)	(2,137)	(3,074)
Payment of taxes related to net share settlement of RSUs	(9,411)	(4,427)	(8,164)
Payments on mortgage loans	(1,766,865)	(1,434,626)	(997,421)
Proceeds from secured term loan	—	—	403,464
Payments on secured term loan	—	(101)	—
Proceeds from unsecured notes	1,938,036	—	—
Proceeds from term loan facility	—	2,500,000	—

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Payments on term loan facility	—	(1,500,000)	—
Proceeds from revolving facility	400,000	320,000	485,000
Payments on revolving facility	(400,000)	(320,000)	(485,000)
Proceeds from issuance of common stock, net	933,790	686,723	55,263
Deferred financing costs paid	(16,990)	(41,411)	(2,613)
Other financing activities	(23,653)	(17,903)	(8,876)
Net cash provided by (used in) financing activities	658,988	(146,033)	(838,102)

Change in cash, cash equivalents, and restricted cash	407,090	125,523	(73,746)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	411,768	286,245	359,991
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$818,858	$411,768	$286,245

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$285,501	$313,076	$322,085
Cash paid for income taxes	809	1,284	2,781
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,911	5,560	5,365
Financing cash flows from finance leases	2,720	2,382	498

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$13,400	$7,709	$13,382
Accrued residential property capital improvements at period end	11,209	6,785	11,520
Transfer of residential property, net to other assets, net for held for sale assets	81,593	168,533	545,448
Change in other comprehensive loss from cash flow hedges	247,605	(280,773)	(266,676)
ROU assets obtained in exchange for operating lease liabilities	1,452	6,427	1,721
ROU assets obtained in exchange for finance lease liabilities	115	9,561	—
Net settlement of 2019 Convertible Notes in shares of common stock	—	—	229,944
Net settlement of 2022 Convertible Notes in shares of common stock	203,509	—	—

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
On February 6, 2017, INVH completed an initial public offering (“IPO”), changed its jurisdiction of incorporation to Maryland, and amended its charter to provide for the issuance of up to 9,000,000,000 shares of common stock and 900,000,000 shares of preferred stock, in each case $0.01 par value per share. In connection with certain pre-IPO reorganization transactions, INVH LP became (1) owned by INVH directly and through Invitation Homes OP GP LLC, a wholly owned subsidiary of INVH (the “General Partner”), and (2) the owner of all of the assets, liabilities, and operations of certain pre-IPO ownership entities. These transactions were accounted for as a reorganization of entities under common control utilizing historical cost basis.
On November 16, 2017 (the “Merger Date”), INVH and certain of its affiliates entered into a series of transactions with Starwood Waypoint Homes (“SWH”) and certain SWH affiliates which resulted in SWH and its operating partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities. These transactions were accounted for as a business combination in accordance with ASC 805, Business Combinations, and INVH was designated as the accounting acquirer.
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of December 31, 2021, INVH owns 99.6% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
We consolidate wholly owned subsidiaries and entities we are otherwise able to control in accordance with GAAP. We evaluate each investment entity that is not wholly owned to determine whether to follow the variable interest entity (“VIE”) or the voting interest entity (“VOE”) model. Once the appropriate consolidation model is identified, we then evaluate whether the entity should be consolidated. Under the VIE model, we consolidate an investment if we have control to direct the activities of the entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Under the VOE model, we consolidate an investment if (1) we control the investment through ownership of a majority voting interest if the investment is not a limited partnership or (2) we control the investment through our ability to remove the other partners in the investment, at our discretion, when the investment is a limited partnership.
Based on these evaluations, we account for each of the investments in joint ventures described in Note 5 using the equity method. Our initial investments in the joint ventures are recorded at cost, except for any such interest initially recorded at fair value in connection with a business combination. The investments in these joint ventures are subsequently adjusted for our

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating activities while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities on our consolidated statements of cash flows.
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2021 and 2020, and the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019 include an allocation of the net income attributable to the non-controlling interest holders. OP Units and vested OP Units granted in connection with share-based compensation awards are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
One of the most significant risks and uncertainties to our financial condition and results of operations continues to be the adverse effect of the ongoing pandemic resulting from the coronavirus, or COVID-19, and its variants on our residents, associates, and suppliers. As such, we continue to closely monitor the impact of the pandemic on all aspects of our business and actively manage our response thereto in collaboration with our residents and business partners.
The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the federal government as well as certain states, counties, and cities, including those in which we own properties and where our principal places of business are located, to impose ongoing measures in response to the COVID-19 pandemic, including temporary eviction moratoriums if certain criteria are met by residents, deferral of missed rent payments without incurring late fees, and restrictions on rent increases. We cannot predict if states, municipalities, local, and/or national authorities will renew, extend, or expand existing restrictions, if additional states or municipalities will implement similar restrictions, or when restrictions currently in place will expire. We believe that we are in material compliance with applicable federal, state, and local laws, regulations, ordinances, and restrictions regarding evictions, collections, rent increases, and late fees as appropriate. While none of the current and previous restrictions have materially impacted our ability to provide services to our residents or homes, additional or modified measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents.
Since the outbreak commenced, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. We continue to work with residents experiencing financial hardship to find solutions that keep them in their homes. This includes continuing to provide residents with information about rental assistance programs for which they may be eligible, application instructions, necessary documentation, and owner requirements.
The COVID-19 pandemic could have material and adverse effects on our financial condition, results of operations, and cash flows in the near term due to, but not limited to, the following: (1) our residents experiencing unemployment, deteriorating financial conditions, and declines in household income that impact their ability to fully meet their obligations to us, resulting in increases in uncollectible revenues and thus reductions in rental revenues and other property income; (2) governmental regulations, restrictions, and moratoriums that negatively impact our ability to charge and collect rental revenues and other property income or impose restrictions on our ability to provide services to our residents or homes; (3) negative financial impact of the pandemic that could impact our ability to access funds available under our Revolving Facility (as defined in Note 7) or affect future compliance with financial covenants of our Credit Facility (as defined in Note 7) and other debt agreements; (4) weaker economic conditions and a general decline in business activity that could adversely affect (i) our ability to acquire or dispose of single-family homes and (ii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill; and (5) our associates continuing to face COVID-19 health risks, workforce turnover, and remote work arrangements that could adversely impact our business and operating results.
Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our suppliers and other business partners to carry out their assigned tasks or supply materials or services at ordinary levels of

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

performance relative to the conduct of our business. We have continued to see a prolonged impact of the pandemic on our industry and business, with increased challenges for our residents.
In March 2021, the American Rescue Plan Act (the “ARPA”), a $1.9 trillion COVID-19 relief package authorizing additional federal spending and an increase in anti-poverty programs to help millions of families still struggling amid the pandemic, was signed into law. The ARPA included nearly $50 billion in housing and homelessness resources and provides over $27 billion for rental assistance. We continue to examine the impacts that the ARPA, as well as any future economic relief legislation, may have on our business. It is uncertain if the ARPA’s housing and rental assistance resources will enable longer term housing stability for some of our residents and/or reduce rent receivable balances accrued during the pandemic. We also cannot predict if the federal government, states, or local authorities will continue to offer assistance programs or if such programs will be available to our residents (and if they are available, if our residents will take advantage of them).
The extent to which the ongoing COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, duration, and severity of COVID-19 and its variants, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability, distribution, acceptance, and efficacy of vaccines and therapeutic drugs, the proliferation of variants, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by the ongoing COVID-19 pandemic, among others. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
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
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of over 80,000 single-family residential properties in 16 markets across the United States as of December 31, 2021:
•Acquisition of Real Estate Assets: Upon acquisition, we evaluate our acquired single-family residential properties for purposes of determining whether a transaction should be accounted for as an asset acquisition or business combination. Our purchases of homes are treated as asset acquisitions and are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, homeowners’ association (“HOA”), and other mechanic’s and miscellaneous liens, as well as other closing costs. Properties acquired in a business combination are recorded at fair value. The fair values of acquired in-place lease intangibles, if any, are based on the costs to execute similar leases, including commissions and other related costs. The origination value of in-place lease intangibles also includes an estimate of lost rent revenue at in-place rental rates during the estimated time required to lease the property. In-place lease intangibles are amortized over the life of the leases and are recorded in other assets, net in our consolidated balance sheets.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2021

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

and 2020, we classified $20,022 and $44,163, respectively, as held for sale assets in our consolidated balance sheets (see Note 6).
Cash and Cash Equivalents
For purposes of presentation on both the consolidated balance sheets and statements of cash flows, we consider financial instruments with an original maturity of three months or less to be cash and cash equivalents. We maintain our cash and cash equivalents in multiple financial institutions and, at times, these balances exceed federally insurable limits. As a result, there is a concentration of credit risk related to amounts on deposit. We believe any risks are mitigated through the size and the number of financial institutions at which our cash balances are held.
Restricted Cash
Restricted cash represents cash deposited in accounts related to certain rent deposits and collections, security deposits, property taxes, insurance premiums and deductibles, and capital expenditures (see Note 4). Amounts deposited in the reserve accounts associated with the mortgage loans and the secured term loan can only be used as provided for in the respective loan agreements (see Note 7), and security deposits held pursuant to lease agreements are required to be segregated. Accordingly, these items are separately presented within our consolidated balance sheets.
Investments in Debt Securities, net
Investments in debt securities that we have a positive intent and ability to hold to maturity are classified as held to maturity and are presented within other assets, net on our consolidated balance sheets (see Note 6). These investments are recorded at amortized cost net of the amount expected not to be collected. Interest income, including amortization of any premium or discount, is classified as other, net in the consolidated statements of operations. For purposes of classification within the consolidated statements of cash flows, purchases of and repayments from these securities are classified as investing activities.
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
Deferred Financing Costs
Costs incurred that are directly attributable to procuring external financing are deferred and amortized over the term of the related financing agreement as interest expense in the consolidated statements of operations, and we accelerate amortization if the debt is retired before the maturity date. Costs that are deferred for the procurement of such financing are presented either as an asset in other assets, net when associated with a revolving debt instrument and prior to funding of a loan or as a component of the liability for the related financing agreement.
Convertible Senior Notes
ASC 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with SWH merger, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate as of the Merger Date (see Note 7). The resulting discount from the outstanding principal balance of the convertible senior notes is being amortized using the effective interest rate method

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

over the periods to maturity. Amortization of this discount is recorded as interest expense in the consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019.
Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. As a lessor, our leases with residents are classified as operating leases under ASC 842, Leases, (“ASC 842”). We elected the practical expedient in ASC 842 not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with ASC 842 for the years ended December 31, 2021, 2020 and 2019.
Variable lease payments consist of resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. Sales taxes and other similar taxes assessed by governmental authorities that we collect from residents are excluded from our rental revenues and other property income.
Leases Entered Into as a Lessee
We lease our corporate and regional offices, related office equipment, and a fleet of vehicles for use by our field associates and account for each as either an operating or finance lease pursuant to ASC 842 (see Note 6 and Note 14). Specifically, we account for leases for our corporate and regional offices as operating leases. In addition to monthly rent payments, we reimburse the lessors of our office spaces for our share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. At this time, it is not reasonably certain that we will exercise any of the future renewal or termination options on these leases, and the measurement of the right-of-use (“ROU”) asset and lease liability is calculated assuming we will not exercise any of the remaining renewal or termination options.
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
Deferred Leasing Costs
Costs associated with leasing our single-family residential properties, which consist primarily of commissions paid to third party leasing agents, are deferred in the period in which they are incurred as a component of deferred leasing costs and are subsequently amortized over the lease term. Deferred leasing costs are included as a component of other assets, net within our consolidated balance sheets and their amortization is classified as property operating and maintenance within the consolidated statements of operations (see Note 6). Costs incurred for the salaries and benefits of the Manager’s employees who perform leasing activities and in connection with leasing activities that do not result in the execution of a lease are expensed in the period incurred.
Goodwill
Goodwill incurred in connection with a business combination is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31st, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2021, no impairment of goodwill has been recorded.

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
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month London Interbank Offer Rate (“LIBOR”) (or a comparable or successor rate). We have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
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
Income Taxes
We have elected to be treated as a REIT pursuant to Section 856(c) of the Internal Revenue Code of 1986, as amended (the “Code”). Our qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, which are related to organizational structure, distribution levels, diversity of stock ownership, and certain restrictions with regard to owned assets and categories of income. As a REIT, we are generally not subject to United States federal corporate income tax on our taxable income that is currently distributed to stockholders. However, if we fail to qualify as a REIT in any taxable year, our taxable income could be subject to United States federal and state and local income taxes at regular corporate rates.
Even if we qualify as a REIT, we may be subject to certain state and local income taxes as well as United States federal income and excise taxes in various situations, such as on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries (“TRSs”) is subject to federal, state, and local income taxes. A TRS is a subsidiary C corporation that has not elected REIT status and as such is subject to United States federal and state corporate income tax. We use TRS entities to facilitate our ability to perform non-real estate related activities and/or perform non-customary services for residents that cannot be offered directly by a REIT.
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
Our federal and various state and local jurisdiction tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The years open to examination range from 2016 to present.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Segment Reporting
Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.
Under the provisions of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes net operating income as the primary measure to evaluate performance of the total portfolio. The aggregation of individual homes constitutes the total portfolio. Decisions regarding acquisitions and dispositions of homes are made at the individual home level with a focus on accretive growth in high-growth locations where we have greater scale and density.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and contracts in its own equity. The guidance reduces the number of accounting models for convertible instruments, requires entities to use the “if-converted” method in EPS, and requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares. The new standard will be effective for annual reporting periods beginning after December 15, 2021, and interim periods within that reporting period, with early adoption permitted beginning after December 15, 2020 and interim periods within that reporting period. The only new application of ASU 2020-06 relates to our 2022 Convertible Notes (as defined in Note 7), and these notes mature on January 15, 2022. As such, ASU 2020-06 will not materially affect our consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”), which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. ASU 2021-01 became effective upon issuance, and optional expedient elections can be made through December 31, 2022. We are currently evaluating existing contracts and hedging relationships and the impact of adopting this ASU on our consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2021	December 31, 2020
Land	$4,737,938	$4,539,796
Single-family residential property	14,610,188	13,631,859
Capital improvements	540,252	515,479
Equipment	120,003	114,616
Total gross investments in the properties	20,008,381	18,801,750
Less: accumulated depreciation	(3,073,059)	(2,513,057)
Investments in single-family residential properties, net	$16,935,322	$16,288,693

As of December 31, 2021 and 2020, the carrying amount of the residential properties above includes $125,236 and $119,929, respectively, of capitalized acquisition costs (excluding purchase price), along with $70,145 and $68,197,

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

respectively, of capitalized interest, $28,211 and $26,899, respectively, of capitalized property taxes, $4,762 and $4,654, respectively, of capitalized insurance, and $3,280 and $3,090, respectively, of capitalized HOA fees.
During the years ended December 31, 2021, 2020, and 2019, we recognized $585,101, $546,419, and $529,205 respectively, of depreciation expense related to the components of the properties, and $7,034, $6,111, and $4,514 respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2021, 2020, and 2019, impairments totaling $650, $4,578, and $14,210 respectively, have been recognized and are included in impairment and other in the consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$610,166	$213,422
Restricted cash	208,692	198,346
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$818,858	$411,768
Pursuant to the terms of the mortgage loans and the Secured Term Loan (as defined in Note 7), we are required to establish, maintain, and fund from time to time (generally, either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our mortgage loans and Secured Term Loan are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that we are required to segregate. We are also required to hold letters of credit by certain of our insurance policies. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts, as of December 31, 2021 and 2020, are set forth in the table below. As of December 31, 2021 and 2020, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	December 31, 2021	December 31, 2020
Resident security deposits	$165,454	$158,244
Collections	21,402	22,978
Property taxes	12,615	7,511
Capital expenditures	4,368	4,919
Letters of credit	3,682	3,320
Special and other reserves	1,171	1,374
Total	$208,692	$198,346

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of December 31, 2021 and 2020:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Rockpoint(1)	20%	2,004	140	$54,579	$15,589
FNMA(2)	10%	522	571	52,791	53,678
Pathway Homes(3)	15%	N/A	N/A	23,025	—
Total				$130,395	$69,267

(1)Contains homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Contains homes primarily located in Arizona, California, and Nevada.
(3)As of December 31, 2021, represents an investment in Pathway Operating Company (defined below).

In October 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture that will acquire homes in markets where we already own homes. As of February 2021, the joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of December 31, 2021, our remaining equity commitment to the joint venture is $19,400. The administrative member of the Rockpoint joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees for the Rockpoint joint venture.
We acquired our interest in the joint venture with the Federal National Mortgage Association (“FNMA”) via the SWH merger. The managing member of the FNMA joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to FNMA’s approval of major decisions. We earn property and asset management fees for the FNMA joint venture.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify and purchase a home whereby they are able to first lease and then purchase the home in the future. As of December 31, 2021, we had fully funded our capital commitment to the operating company (“Pathway Operating Company”) which will provide the technology platform and asset management services for the entity that will own and lease the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of December 31, 2021, we have not made any investment in Pathway Property Company, and our remaining equity commitment is $225,000. Upon the acquisition of homes, a wholly owned subsidiary of INVH LP will provide property management and renovation oversight services for and earn fees from the homes owned by Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.
For the year ended December 31, 2021, we recorded $1,546 of net losses from investments in unconsolidated joint ventures which is included in income (loss) from investments in unconsolidated joint ventures in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, we recorded $599 and $1,668, respectively, of income from investments in unconsolidated joint ventures which is included in other, net in the consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the year ended December 31, 2021, we earned $4,893 of management fees which are included in joint venture management fees in the consolidated statements of operations. For the years ended December 31, 2020 and 2019, we earned $2,585 and $2,823, respectively, of management fees which are included in other, net in the consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 6—Other Assets
As of December 31, 2021 and 2020, the balances in other assets, net are as follows:

	December 31, 2021	December 31, 2020
Investments in debt securities, net	$157,173	$245,237
Amounts deposited and held by others	62,241	2,852
Prepaid expenses	41,490	41,347
Rent and other receivables, net	37,473	35,256
Held for sale assets(1)	20,022	44,163
ROU lease assets — operating and finance, net	16,975	21,705
Corporate fixed assets, net	16,595	9,995
Investments in equity securities	16,337	47,189
Deferred financing costs, net	8,751	11,637
Deferred leasing costs, net	5,837	7,631
Derivative instruments (Note 8)	6	1
Other	12,164	11,274
Total	$395,064	$478,287

(1)As of December 31, 2021 and 2020, 80 and 179 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $157,173, net of unamortized discounts of $1,937, as of December 31, 2021. These investments in debt securities are classified as held to maturity investments. As of December 31, 2021, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next one month to six years.
Amounts Deposited and Held by Others
Amounts deposited and held by others consists of earnest money deposits for the acquisition of single-family residential properties, including deposits made to homebuilders, and amounts owed to us for sold homes. See Note 14 for additional information about commitments related to these deposits made to homebuilders.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the years ended December 31, 2021, 2020, and 2019, rental revenues and other property income includes $118,016, $91,573 and $92,759 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of December 31, 2021 are as follows:

Year	Lease Payments to be Received
2022	$1,174,909
2023	172,045
2024	553
2025	—
2026	—
Thereafter	—
Total	$1,347,507

ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$10,959	$6,016	$12,942	$8,763
Other liabilities (Note 14)	13,256	5,784	15,988	8,389
Weighted average remaining lease term	3.7 years	2.2 years	4.0 years	3.1 years
Weighted average discount rate	3.2%	4.0%	3.5%	4.0%
During the year ended December 31, 2020, we recorded $1,750 of impairment on one of our ROU lease assets in other, net in the consolidated statements of operations. We did not record any impairment on our ROU lease assets for the years ended December 31, 2021 and 2019. See Note 11 for additional information regarding this impairment.
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of December 31, 2021 and 2020, the values of our investments in equity securities are as follows:

	December 31, 2021	December 31, 2020
Investments with a readily determinable fair value	$10,499	$46,339
Investments without a readily determinable fair value	5,838	850
Total	$16,337	$47,189

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The components of gains (losses) on investments in equity securities, net for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$(5,483)	$—	$—
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(3,937)	29,689	—
Unrealized gains on investments still held at the reporting date — without a readily determinable fair value	—	34	6,480
Total	$(9,420)	$29,723	$6,480
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of December 31, 2021 and 2020, the unamortized balances of these deferred financing costs are $8,751 and $11,637, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2021 and 2020:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	December 31, 2021	December 31, 2020
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$993,703	$994,787
IH 2017-2(7)	November 9, 2017	November 9, 2021	N/A	N/A	N/A	—	612,506
IH 2018-1(7)(8)	February 8, 2018	March 9, 2022	March 9, 2025	0.98%	76-131 bps	568,495	646,021
IH 2018-2(7)	May 8, 2018	June 9, 2022	June 9, 2025	1.15%	95-133 bps	629,237	693,988
IH 2018-3(7)	June 28, 2018	July 9, 2022	July 9, 2025	1.22%	105-135 bps	204,637	1,036,561
IH 2018-4(7)(9)	November 7, 2018	January 9, 2022	January 9, 2026	1.32%	115-145 bps	669,548	848,270
Total Securitizations						3,065,620	4,832,133
Less: deferred financing costs, net						(9,767)	(12,035)
Total						$3,055,853	$4,820,098

(1)Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2021. For all other mortgage loans, the maturity dates above reflect all extension options that have been exercised.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of December 31, 2021, LIBOR was 0.10%. IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of December 31, 2021.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $1,937 and $2,289 as of December 31, 2021 and 2020, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to three to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-4 mortgage loan has exercised the first extension option, and our IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans have exercised the second extension option. The maturity dates above reflect all extensions that have been exercised.
(8)On December 15, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2018-1 mortgage loan from March 9, 2022 to March 9, 2023.
(9)On January 19, 2022, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2022 to January 9, 2023 was confirmed by the lender (see Note 15).
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2021 and 2020, a total of 26,950 and 31,316 homes, respectively, with a gross book value of $6,043,652 and $6,888,308, respectively, and a net book value of $4,922,037 and $5,761,551, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 1.45%.
The retained certificates, net of discount, total $157,173 and $245,237 as of December 31, 2021 and 2020, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2021, and through the date our consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2021, 2020, and 2019, we made voluntary and mandatory prepayments of $1,766,865, $1,434,626, and $997,421, respectively, under the terms of the mortgage loan agreements. During the years ended December 31, 2021, 2020, and 2019, prepayments included the full repayment of the IH 2017-2, SWH 2017-1, and CSH 2016-2 mortgage loans, respectively.

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
The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2021 and 2020:

	Maturity Date	Interest Rate(1)	December 31, 2021	December 31, 2020
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(2,050)	(2,268)
Secured Term Loan, net			$401,313	$401,095

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
Collateral
The Secured Term Loan’s collateral pool contains 3,334 and 3,332 homes as of December 31, 2021 and 2020, respectively, with a gross book value of $801,318 and $791,860, respectively, and a net book value of $703,492 and $719,762, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2021, and through the date our consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the year ended December 31, 2020, we made mandatory prepayments of $101. No such prepayments were made during the years ended December 31, 2021 and 2019.
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
The following table sets forth a summary of our Unsecured Notes as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Total Unsecured Notes, net (1)	$1,938,425	$—
Deferred financing costs, net	(16,451)	—
Total	$1,921,974	$—

(1)Net of unamortized discount of $11,575 as of December 31, 2021.

Current Year Activity
The following activity occurred during the year ended December 31, 2021 with respect to the Unsecured Notes:
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
•On November 5, 2021, in a public offering under our existing shelf registration statement, we issued (1) $600,000 aggregate principal amount of 2.30% Senior Notes which mature on November 15, 2028 and (2) $400,000 aggregate principal amount of 2.70% Senior Notes which mature on January 15, 2034.
Prepayments
The Unsecured Notes are redeemable in whole at any time or in part from time to time, at our option, at a redemption price equal to (i) 100% of the principal amount to be redeemed plus accrued and unpaid interest and (ii) a make-whole premium calculated in accordance with the respective loan agreements if the redemption occurs more than one month prior to the maturity date. The privately placed Unsecured Notes require any prepayment to be an amount not less than 5% of the aggregate principal amount then outstanding. If any of the Unsecured Notes issued publicly under our registration statement

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

are redeemed on or after a specified date that is either two or three months prior to the maturity date, the redemption price will not include a make-whole premium.
Guarantees
The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by INVH and two of its wholly owned subsidiaries, the General Partner and IH Merger Sub, LLC (“IH Merger Sub”). Prior to the September 17, 2021 execution of a parent guaranty agreement, the privately placed Unsecured Notes were not guaranteed.
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
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of December 31, 2021, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of December 31, 2021 and 2020, respectively:

	Maturity Date	Interest Rate(1)	December 31, 2021	December 31, 2020
Term Loan Facility(2)	January 31, 2025	1.10%	$2,500,000	$2,500,000
Deferred financing costs, net			(21,878)	(29,093)
Term Loan Facility, net			$2,478,122	$2,470,907

Revolving Facility(2)	January 31, 2025	0.99%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2021, the applicable margins were 1.00% and 0.89%,respectively, and LIBOR was 0.10%.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, and (v) minimum unsecured interest coverage ratio. Prior to obtaining an Investment Grade Rating, we were also required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of December 31, 2021, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility.
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
Convertible Senior Notes
In connection with the SWH merger, we assumed certain convertible senior notes. In July 2014, SWH issued $230,000 in aggregate principal amount of 3.00% convertible senior notes due 2019 (the “2019 Convertible Notes”). Interest on the 2019 Convertible Notes was payable semiannually in arrears on January 1st and July 1st of each year. The notes matured on July 1, 2019, and on that date we settled substantially all of the outstanding principal balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock.
In January 2017, SWH issued $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 (the “2022 Convertible Notes” and together with the 2019 Convertible Notes, the “Convertible Senior Notes”). Interest on the 2022 Convertible Notes was payable semiannually in arrears on January 15th and July 15th of each year. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. During the year ended December 31, 2021, we settled $203,510 of principal balance outstanding of the 2022 Convertible Notes with the issuance of 8,943,374 shares of our common stock.The notes matured on January 15, 2022; and on January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271 (see Note 15).

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table summarizes the terms of the Convertible Senior Notes outstanding as of December 31, 2021 and 2020:

						Principal Amount
	Coupon Rate	Effective Rate(1)	Conversion Rate(2)	Maturity Date	Remaining Amortization Period	December 31, 2021	December 31, 2020
2022 Convertible Notes	3.50%	5.12%	44.0184	January 15, 2022	0.04 years	$141,490	$345,000
Net unamortized fair value adjustment						(93)	(5,596)
Total						$141,397	$339,404

(1)Effective rate includes the effect of the adjustment to the fair value of the debt as of the Merger Date, the value of which reduced the initial liability recorded to $324,252 for the 2022 Convertible Notes.
(2)The conversion rate as of December 31, 2021 represents the number of shares of common stock issuable per $1,000 principal amount (actual $) of the 2022 Convertible Notes converted on such date, as adjusted in accordance with the indenture as a result of cash dividend payments and the effects of previous mergers. On January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271 (see Note 15).
Terms of Conversion
On July 1, 2019, we settled substantially all of the outstanding balance of the 2019 Convertible Notes with the issuance of 12,553,864 shares of our common stock. At the settlement date, the conversion rate applicable to the 2019 Convertible Notes was 54.5954 shares of our common stock per $1,000 principal amount (actual $) of the 2019 Convertible Notes (equivalent to a conversion price of approximately $18.32 per common share — actual $). For the year ended December 31, 2019, interest expense for the 2019 Convertible Notes, including non-cash amortization of discounts, was $5,586.
As of December 31, 2021, the conversion rate applicable to the 2022 Convertible Notes is 44.0184 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.72 per common share — actual $). At any time prior to July 15, 2021, holders were able to convert the 2022 Convertible Notes at their option only under specific circumstances as defined in the indenture agreement, dated as of January 10, 2017, between us and our trustee, Wilmington Trust National Association (the “Convertible Notes Trustee”). On or after July 15, 2021 and until maturity, holders were able to convert all or any portion of the 2022 Convertible Notes at any time. Effective July 15, 2021, we notified note holders of our intent to settle conversions of the 2022 Convertible Notes in shares of common stock. During the year ended December 31, 2021, we settled $203,510 of principal balance outstanding of the 2022 Convertible Notes with the issuance of 8,943,374 shares of our common stock. On January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271 (see Note 15).
The “if-converted” value of the 2022 Convertible Notes exceeds the principal amount by $140,895 as of December 31, 2021 as the closing market price of our common stock of $45.34 per common share (actual $) exceeds the implicit conversion price. For the years ended December 31, 2021, 2020, and 2019, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $14,364, $17,181, and $16,929, respectively.
General Terms
We could not redeem the 2022 Convertible Notes prior to their maturity date except to the extent necessary to preserve our status as a REIT for United States federal income tax purposes, as further described in the indenture. If we had incurred a fundamental change as defined in the indenture, holders were able to require us to repurchase for cash all or any portion of their 2022 Convertible Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2022 Convertible Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the fundamental change repurchase date.
The indenture contained customary terms and covenants and events of default. If an event of default occurred and continued, the Convertible Notes Trustee, by notice to us, or the holders of at least 25% in aggregate principal amount of the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

outstanding 2022 Convertible Notes, by notice to us and the Convertible Notes Trustee, were able to, and the Convertible Notes Trustee at the request of such holders was expected to, declare 100% of the principal of and accrued and unpaid interest on all the 2022 Convertible Notes to be due and payable. In the case of an event of default arising out of certain events of bankruptcy, insolvency, or reorganization in respect to us (as set forth in the indenture), 100% of the principal of and accrued and unpaid interest on the 2022 Convertible Notes would have automatically become due and payable.
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2021:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Unsecured Notes	Term Loan Facility(3)	Revolving Facility(3)		Convertible Senior Notes	Total
2022	$2,071,917	$—	$—	$—	$—		$141,490	$2,213,407
2023	—	—	—	—	—	—	—	—
2024	—	—	—	—	—		—	—
2025	—	—	—	2,500,000	—		—	2,500,000
2026	—	—	—	—	—		—	—
Thereafter	995,640	403,363	1,950,000	—	—		—	3,349,003
Total	3,067,557	403,363	1,950,000	2,500,000	—		141,490	8,062,410
Less: deferred financing costs, net	(9,767)	(2,050)	(16,451)	(21,878)	—		—	(50,146)
Less: unamortized fair value adjustment	—	—	—	—	—		(93)	(93)
Less: unamortized debt discount	(1,937)	—	(11,575)	—	—		—	(13,512)
Total	$3,055,853	$401,313	$1,921,974	$2,478,122	$—		$141,397	$7,998,659

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of December 31, 2021. If fully extended, we would have no mortgage loans maturing before 2025. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)On December 15, 2021, we submitted a notification to exercise an extension of the maturity date of the IH 2018-1 mortgage loan from March 9, 2022 to March 9, 2023. Additionally, on January 19, 2022, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2022 to January 9, 2023 was confirmed by the lender (see Note 15).
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The table below summarizes our interest rate swap instruments as of December 31, 2021:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	$400,000
February 15, 2019	March 15, 2019	March 15, 2022	2.23%	One month LIBOR	800,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
December 9, 2019	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.16%	One month LIBOR	400,000

During the years ended December 31, 2021 and 2020, we terminated interest rate swaps and paid the counterparties $20,798 and $15,249, respectively, in connection with these terminations. During the year ended December 31, 2019, we modified the start date of an interest rate swap and paid the counterparty $8,239 in connection with the modification.
During the years ended December 31, 2021, 2020, and 2019, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $115,770 will be reclassified to earnings as an increase in interest expense.
During the year ended December 31, 2020, we accelerated the reclassification of certain amounts in other comprehensive income to earnings as a result of a portion of the hedged forecasted transactions becoming probable not to occur. The accelerated amounts represented a loss of $3,111 and were recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2020. We did not accelerate the reclassification of any amounts in other comprehensive income to earnings during the years ended December 31, 2021 and 2019.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 3.75% to 7.56%.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2021 and 2020:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2021	December 31, 2020	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$271,156	$539,560

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	6	1	Other liabilities	—	—
Total		$6	$1		$271,156	$539,560
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2021 and 2020:

	December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$6	$—	$6	$—	$—	$6
Offsetting liabilities:
Derivatives	$271,156	$—	$271,156	$—	$—	$271,156

	December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$1	$—	$1	$—	$—	$1
Offsetting liabilities:
Derivatives	$539,560	$—	$539,560	$—	$—	$539,560

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income (loss) and the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019:

	Amount of Gain (Loss) Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2021	2020	2019		2021	2020	2019	2021	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate swaps	$113,394	$(388,466)	$(244,126)	Interest expense	$(148,742)	$(116,549)	$20,763	$322,661	$353,923	$367,173

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Years Ended December 31,
		2021	2020	2019
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$129	$273	$126
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2021, the fair value of certain derivatives in a net liability position was $271,156. If we had breached any of these provisions at December 31, 2021, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $279,451.
Note 9—Stockholders' Equity
As of December 31, 2021, we have issued 601,045,438 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets and statements of equity. As of December 31, 2021, 2,538,285 outstanding OP Units are redeemable.
During the years ended December 31, 2021, 2020, and 2019, we issued 33,927,772, 25,474,941 and 20,994,748 shares of common stock, respectively.
2021 Public Offering
During the year ended December 31, 2021, we completed an underwritten public offering of 14,375,000 shares of our common stock, including 1,875,000 shares sold pursuant to the underwriters’ full exercise of the option to purchase additional shares. This offering generated net proceeds of $571,201, after giving effect to commissions and other costs totaling $3,799.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
At the Market Equity Program
On August 22, 2019, we entered into distribution agreements with a syndicate of banks (the “Agents”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $800,000 of our common stock through the Agents (the “2019 ATM Equity Program”). During the years ended December 31, 2021, 2020, and 2019, we sold 9,008,528, 8,413,224 and 1,957,139 shares of our common stock, respectively, under our 2019 ATM Equity Program, generating net proceeds of $362,589, $239,190, and $55,263, respectively, after giving effect to Agent commissions and other costs totaling $6,225, $3,851, and $1,696, respectively. We terminated the 2019 ATM Equity Program immediately after entering into the 2021 ATM Equity Program (defined below).
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the year ended December 31, 2021, we did not sell any shares of our common stock under our 2021 ATM Equity Program.
Dividends
To qualify as a REIT, we are required to distribute annually to our stockholders at least 90% of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and to pay tax at regular corporate rates to the extent that we annually distribute less than 100% of our net taxable income. We intend to pay quarterly dividends to our stockholders that in the aggregate are approximately equal to or exceed our net taxable income in the relevant year. The timing, form, and amount of distributions, if any, to our stockholders, will be at the sole discretion of our board of directors.
The following table summarizes our dividends declared from January 1, 2020 through December 31, 2021:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q4-2021	November 9, 2021	$0.17	November 24, 2021	$102,180
Q3-2021	August 10, 2021	0.17	August 27, 2021	98,965
Q2-2021	May 11, 2021	0.17	May 28, 2021	97,054
Q1-2021	February 10, 2021	0.17	February 26, 2021	96,933
Q4-2020	November 10, 2020	0.15	November 25, 2020	84,911
Q3-2020	August 12, 2020	0.15	August 28, 2020	84,286
Q2-2020	May 13, 2020	0.15	May 29, 2020	81,916
Q1-2020	February 12, 2020	0.15	February 28, 2020	81,673
On February 2, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on February 14, 2022, which is payable on February 28, 2022 (see Note 15).

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 10—Share-Based Compensation
Our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) to provide a means through which to attract and retain key associates and to provide a means whereby our directors, officers, associates, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the Omnibus Incentive Plan, we may issue up to 16,000,000 shares of common stock.
Our share-based awards consist of time-vesting RSUs, PRSUs, and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for EPS purposes, and PRSUs and Outperformance Awards are not.
Share-Based Awards
The following summarizes our share-based award activity during the years ended December 31, 2021, 2020, and 2019.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the years ended December 31, 2021, 2020, and 2019, we granted 675,627, 499,228, and 534,547 RSUs, respectively, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the years ended December 31, 2021, 2020, and 2019, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 159,180, 91,200, and 23,392 shares of common stock, respectively. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other LTIP PRSUs did not achieve performance criteria, resulting in the cancellation of 47,145, 5,348, and 52,896 awards during the years ended December 31, 2021, 2020, and 2019, respectively. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Awards
•Director Awards: During the year ended December 31, 2021, we granted 43,767 time-vesting RSUs to members of our board of directors, which awards will fully vest on the date of INVH’s 2022 annual stockholders meeting, subject to continued service on the board of directors through such date. During the years ended December 31, 2020 and 2019, INVH issued 58,690 and 53,704 time-vesting RSUs, which awards fully vested on the dates of INVH’s 2021 and 2020 annual stockholders meetings, respectively.
•Supplemental Bonus Plan: Upon the completion of our IPO, $59,797 of supplemental bonus awards were converted into 2,988,120 time-vesting RSUs that generally vested in three equal installments unless otherwise modified. During the year ended December 31, 2019, the final supplemental bonus awards were fully vested.
•Merger-Related Awards: During the year ended December 31, 2018, the grant date was established for 168,184 PRSUs issued in connection with the SWH merger. These merger-related PRSUs were eligible to be earned based on the achievement of certain measures over performance periods that began on the Merger Date and ended approximately one and a half to three years thereafter. The number of merger-related PRSUs earned was determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. During the year ended December 31, 2019, vesting of all remaining time-vesting merger-related awards was accelerated in accordance with the terms of the award agreement.

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
•Bonus and Retention Awards: During the year ended December 31, 2018, we granted 136,941 RSUs to employees (the “2018 Bonus Awards”). Each of the 2018 Bonus Awards is a time-vesting award which vests in three equal annual installments based on an anniversary date of March 1, 2018, subject to continued employment through the applicable vesting date. As of December 31, 2021, the retention awards issued during the year ended December 31, 2017 were fully vested.
Assumed Awards
In connection with the SWH merger, we assumed the terms of award agreements governing 949,698 (as calculated in number of INVH shares of common stock) non-vested RSUs granted prior to the Merger Date under SWH’s equity incentive plans. Each assumed award was a time-vesting award that was issued with service periods ranging from three years to four years, unless accelerated pursuant to the original agreement or otherwise modified. During the year ended December 31, 2020, the final SWH equity awards were fully vested.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the years ended December 31, 2021, 2020, and 2019:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2018	1,595,644	$21.63	888,733	$22.09	2,484,377	$21.79
Granted	242,224	23.44	369,419	24.27	611,643	23.94
Vested(2)	(1,076,025)	(21.46)	(83,938)	(21.21)	(1,159,963)	(21.45)
Forfeited / canceled	(76,774)	(22.03)	(249,138)	(21.75)	(325,912)	(21.81)
Balance, December 31, 2019	685,069	22.48	925,076	23.13	1,610,145	22.86
Granted	225,760	28.25	428,114	29.61	653,874	29.14
Vested(2)	(339,448)	(22.81)	(353,156)	(22.04)	(692,604)	(22.42)
Forfeited / canceled	(11,258)	(25.59)	(24,223)	(23.56)	(35,481)	(24.20)
Balance, December 31, 2020	560,123	24.54	975,811	26.36	1,535,934	25.70
Granted	252,249	30.30	626,325	27.44	878,574	28.26
Vested(2)	(396,185)	(23.44)	(436,493)	(23.31)	(832,678)	(23.37)
Forfeited / canceled	(19,102)	(29.83)	(68,106)	(23.25)	(87,208)	(24.69)
Balance, December 31, 2021	397,085	$29.05	1,097,537	$28.38	1,494,622	$28.56

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the years ended December 31, 2021, 2020, and 2019 was $18,214, $12,625 and $30,526, respectively. During the years ended December 31, 2021, 2020, and 2019, 1,033, 2,109, and 295,459 RSUs, respectively, were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the years ended December 31, 2021, 2020, and 2019:

	For the Years Ended December 31,
	2021	2020			2019
Expected volatility(1)	33.2%	17.2%	—	17.3%	17.2%	—	17.4%
Risk-free rate	0.31%	0.85%			2.25%	—	2.42%
Expected holding period (years)	2.84	2.09	—	2.84	2.84	—	2.92

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2021, 2020, and 2019, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2021	2020	2019
General and administrative	$21,743	$13,579	$15,083
Property management expense	5,427	3,511	3,075
Total	$27,170	$17,090	$18,158
As of December 31, 2021, there is $25,162 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.70 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of December 31, 2021 and 2020, refer to Note 6.
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$157,173	$161,356	$245,237	$249,736

Liabilities carried at historical cost on the consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$1,638,425	$1,599,001	$—	$—
Mortgage loans(3)	Level 2	3,065,620	3,110,862	4,832,133	4,923,107
Unsecured Notes — private placement(4)	Level 2	300,000	298,822	—	—
Secured Term Loan(5)	Level 3	403,363	422,519	403,363	447,190
Term Loan Facility(6)	Level 3	2,500,000	2,506,159	2,500,000	2,514,623
Convertible Senior Notes(7)	Level 3	141,397	141,631	339,404	351,166

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes unamortized discount of $11,575 and excludes $14,934 of deferred financing costs as of December 31, 2021.
(3)The carrying values of the mortgage loans are shown net of discount and excludes $9,767 and $12,035 of deferred financing costs as of December 31, 2021 and 2020, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

(4)The carrying value of the Unsecured Notes — private placement excludes $1,517 of deferred financing costs as of December 31, 2021.
(5)The carrying value of the Secured Term Loan excludes $2,050 and $2,268 of deferred financing costs as of December 31, 2021 and 2020, respectively.
(6)The carrying values of the Term Loan Facility excludes $21,878 and $29,093 of deferred financing costs as of December 31, 2021 and 2020, respectively.
(7)The carrying values of the Convertible Senior Notes include unamortized discounts of $93 and $5,596 as of December 31, 2021 and 2020, respectively.

We value our Unsecured Notes — public offering using quoted market prices for each underlying issuance, a Level 1 price within the fair value hierarchy. The fair values of our investments in debt securities, Unsecured Notes — private placement, and mortgage loans, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at period end.
We review the fair value hierarchy classifications each reporting period. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and out of Level 3 at the beginning fair value for the reporting period in which the changes occur. Availability of secondary market activity and consistency of pricing from third-party sources impacts our ability to classify securities as Level 2 or Level 3.
Our assessment resulted in a transfer of the Unsecured Notes — private placement from Level 3 to Level 2 during the fourth quarter of 2021. These notes were issued in May 2021 and have a carrying value of $300,000, excluding deferred financing costs, and an estimated fair value of $298,822 as of December 31, 2021.
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$422,519	Discounted Cash Flow	Effective Rate	3.01%
Term Loan Facility	2,506,159	Discounted Cash Flow	Effective Rate	1.10%	—	2.50%
Convertible Senior Notes	141,631	Discounted Cash Flow	Effective Rate	1.06%

(1)Our Level 3 fair value instruments require interest only payments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2021	2020	2019
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$—	$451	$9,255
Total impairments	—	(89)	(2,193)
Fair value	$—	$362	$7,062

	For the Years Ended December 31,
	2021	2020	2019
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$3,582	$21,427	$61,061
Total impairments	(650)	(4,489)	(12,017)
Fair value	$2,932	$16,938	$49,044
For additional information related to our single-family residential properties as of December 31, 2021 and 2020, refer to Note 3.
ROU Lease Assets
During the year ended December 31, 2020, we relocated one of our corporate offices and vacated the former location. As the expected undiscounted sublease payments through the remaining original lease term of the vacated office space no longer exceeded the carrying value of the related ROU lease asset, we concluded that the ROU lease asset was not fully recoverable. During the year ended December 31, 2020, we recorded impairment of $1,750 in other, net in the consolidated statements of operations. The fair value of the ROU lease asset measured at fair value on a nonrecurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on a discounted cash flow analysis reflective of the income expected from a sublease. We did not record any impairment of our ROU lease assets during the years ended December 31, 2021 and 2019. For additional information related to our ROU lease assets as of December 31, 2021 and 2020, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Years Ended December 31,
	2021	2020	2019
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$261,098	$195,764	$145,068

Denominator:
Weighted average common shares outstanding — basic	577,681,070	553,993,321	531,235,962
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,528,453	1,465,286	1,263,825
Weighted average common shares outstanding — diluted	579,209,523	555,458,607	532,499,787

Net income per common share — basic	$0.45	$0.35	$0.27
Net income per common share — diluted	$0.45	$0.35	$0.27
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the years ended December 31, 2021, 2020, and 2019, 16,939, 467, and 121, incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator as their inclusion would have been anti-dilutive.
For the years ended December 31, 2021, 2020, and 2019, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the year ended December 31, 2019, 6,225,341 potential shares of common stock for the 2019 Convertible Notes for the period prior to conversion are excluded from the computation of diluted EPS as they are anti-dilutive. For the years ended December 31, 2021, 2020, and 2019, using the “if-converted” method 11,293,203, 15,100,443, and 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the Convertible Senior Notes for the years ended December 31, 2021, 2020, and 2019. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our TRSs, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of December 31, 2021 and 2020, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Code or were held by TRSs. These transactions resulted in $551, $870, and $2,490 of current income tax expense for the years ended December 31, 2021, 2020, and 2019, respectively, which has been recorded in gain on sale of property, net of tax in the consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of December 31, 2021, for the periods below:

Year	Operating Leases	Finance Leases
2022	$4,579	$2,776
2023	3,516	2,510
2024	3,178	757
2025	1,751	22
2026	716	—
Thereafter	301	—
Total lease payments	14,041	6,065
Less: imputed interest	(785)	(281)
Total lease liability	$13,256	$5,784
The components of lease expense for the years ended December 31, 2021, 2020, and 2019 are as follows:

	For the Years Ended December 31,
	2021	2020	2019
Operating lease cost:
Fixed lease cost	$3,970	$4,324	$4,059
Variable lease cost	1,239	1,155	1,294
Total operating lease cost	$5,209	$5,479	$5,353

Finance lease cost:
Amortization of ROU assets	$2,825	$2,341	$491
Interest on lease liabilities	279	456	59
Total finance lease cost	$3,104	$2,797	$550

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 1,357 homes over the next six years. Estimated remaining commitments under these agreements total approximately $420,000 as of December 31, 2021.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2021, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 15—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2021, for potential recognition or disclosure.
Settlement of the 2022 Convertible Notes
On January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271.
Extensions of Existing Mortgage Loans
On January 19, 2022, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2022 to January 9, 2023 was confirmed by the lender.
Dividend Declaration
On February 2, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on February 14, 2022, which is payable on February 28, 2022.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2021
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,654	5,394	$449,672	$329,677	$1,650,049	$—	$295,913	$329,677	$1,945,962	$2,275,639	$(411,684)	1920-2021	2012-2021	7	-	28.5 years
Carolinas	5,253	1,944	189,851	191,336	827,923	—	116,675	191,336	944,598	1,135,934	(165,821)	1900-2021	2012-2021	7	-	28.5 years
Chicago	2,562	—	—	129,440	318,687	—	112,061	129,440	430,748	560,188	(112,709)	1877-2015	2012-2017	7	-	28.5 years
Dallas	2,855	972	111,574	133,738	498,266	—	43,051	133,738	541,317	675,055	(66,097)	1952-2021	2017-2021	7	-	28.5 years
Denver	2,658	1,179	183,917	235,501	646,090	—	58,147	235,501	704,237	939,738	(82,030)	1885-2021	2017-2021	7	-	28.5 years
Houston	2,130	583	49,094	63,316	308,550	—	21,557	63,316	330,107	393,423	(49,921)	1954-2014	2017-2021	7	-	28.5 years
Jacksonville	1,902	843	82,990	88,837	231,394	—	60,061	88,837	291,455	380,292	(81,905)	1955-2021	2012-2021	7	-	28.5 years
Las Vegas	3,100	1,864	236,798	137,948	601,198	—	59,527	137,948	660,725	798,673	(107,885)	1953-2019	2012-2021	7	-	28.5 years
Minneapolis	1,118	55	8,276	66,254	136,962	—	54,842	66,254	191,804	258,058	(56,072)	1886-2015	2013-2015	7	-	28.5 years
Northern California	4,400	1,881	273,321	361,348	797,449	—	126,809	361,348	924,258	1,285,606	(195,571)	1900-2017	2012-2021	7	-	28.5 years
Orlando	6,366	2,452	223,805	227,319	916,287	—	166,090	227,319	1,082,377	1,309,696	(219,046)	1947-2021	2012-2021	7	-	28.5 years
Phoenix	8,742	3,687	365,443	370,676	1,190,732	—	208,281	370,676	1,399,013	1,769,689	(260,224)	1925-2021	2012-2021	7	-	28.5 years
Seattle	4,027	1,131	138,819	328,674	727,263	—	167,256	328,674	894,519	1,223,193	(165,607)	1890-2021	2012-2021	7	-	28.5 years
South Florida	8,229	1,897	238,158	713,672	1,479,921	—	232,684	713,672	1,712,605	2,426,277	(395,281)	1922-2021	2012-2021	7	-	28.5 years
Southern California	7,860	3,608	633,175	1,011,995	1,506,186	—	238,975	1,011,995	1,745,161	2,757,156	(392,605)	1900-2014	2012-2021	7	-	28.5 years
Tampa	8,445	2,771	282,238	348,207	1,259,266	—	212,291	348,207	1,471,557	1,819,764	(310,601)	1923-2021	2012-2021	7	-	28.5 years
Total	82,301	30,261	$3,467,131	$4,737,938	$13,096,223	$—	$2,174,220	$4,737,938	$15,270,443	$20,008,381	$(3,073,059)

(1)Number of properties represents 82,381 total properties owned less 80 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2021.
(2)Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages under the mortgage loans and the Secured Term Loan, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is original issue discount, deferred financing costs, and 23 held for sale properties with an encumbered balance of $3,789.
(3)The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $18.2 billion (unaudited) as of December 31, 2021.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Residential Real Estate
Balance at beginning of period	$18,801,750	$18,247,164	$18,229,974
Additions during the period
Acquisitions	1,126,826	621,697	586,075
Initial renovations	83,099	93,096	63,630
Other capital expenditures	167,256	167,549	168,575
Deductions during the period
Dispositions and other	(197,225)	(407,762)	(839,873)
Reclassifications
Properties held for sale, net of dispositions	26,675	80,006	38,783
Balance at close of period	$20,008,381	$18,801,750	$18,247,164

Accumulated Depreciation
Balance at beginning of period	$(2,513,057)	$(2,003,972)	$(1,543,914)
Depreciation expense	(585,101)	(546,419)	(529,205)
Dispositions and other	27,633	44,974	70,382
Reclassifications
Properties held for sale, net of dispositions	(2,534)	(7,640)	(1,235)
Balance at close of period	$(3,073,059)	$(2,513,057)	$(2,003,972)