Form 10-Q
period 2022-03-31
Invitation Homes Inc.
filed 2022-04-28
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2022
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of April 25, 2022, there were 610,320,850 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item	4.	Controls and Procedures	61

PART II
Item	1.	Legal Proceedings	62
Item	1A.	Risk Factors	62
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item	3.	Defaults Upon Senior Securities	62
Item	4.	Mine Safety Disclosures	62
Item	5.	Other Information	62
Item	6.	Exhibits	63

Signatures			65

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, risks related to the potential negative impact of the ongoing COVID-19 pandemic, and geopolitical events on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2022	December 31, 2021
Assets:
Investments in single-family residential properties:
Land	$4,769,620	$4,737,938
Building and improvements	15,477,060	15,270,443
	20,246,680	20,008,381
Less: accumulated depreciation	(3,221,040)	(3,073,059)
Investments in single-family residential properties, net	17,025,640	16,935,322
Cash and cash equivalents	467,457	610,166
Restricted cash	215,692	208,692
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	162,433	130,395
Other assets, net	414,793	395,064
Total assets	$18,544,222	$18,537,846

Liabilities:
Mortgage loans, net	$3,051,590	$3,055,853
Secured term loan, net	401,367	401,313
Unsecured notes, net	1,922,716	1,921,974
Term loan facility, net	2,479,935	2,478,122
Revolving facility	—	—
Convertible senior notes, net	—	141,397
Accounts payable and accrued expenses	175,553	193,633
Resident security deposits	168,008	165,167
Other liabilities	119,921	341,583
Total liabilities	8,319,090	8,699,042
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 609,844,461 and 601,045,438 outstanding as of March 31, 2022 and December 31, 2021, respectively	6,098	6,010
Additional paid-in capital	11,093,786	10,873,539
Accumulated deficit	(836,494)	(794,869)
Accumulated other comprehensive loss	(80,534)	(286,938)
Total stockholders' equity	10,182,856	9,797,742
Non-controlling interests	42,276	41,062
Total equity	10,225,132	9,838,804
Total liabilities and equity	$18,544,222	$18,537,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Rental revenues and other property income	$530,199	$474,454
Joint venture management fees	2,111	771
Total revenues	532,310	475,225

Expenses:
Property operating and maintenance	182,269	168,373
Property management expense	20,967	15,842
General and administrative	17,639	16,950
Interest expense	74,389	83,406
Depreciation and amortization	155,796	144,501
Impairment and other	1,515	356
Total expenses	452,575	429,428

Gains (losses) on investments in equity securities, net	(3,032)	(3,140)
Other, net	594	230
Gain on sale of property, net of tax	18,026	14,484
Income (loss) from investments in unconsolidated joint ventures	(2,320)	351

Net income	93,003	57,722
Net income attributable to non-controlling interests	(388)	(355)

Net income attributable to common stockholders	92,615	57,367
Net income available to participating securities	(220)	(95)

Net income available to common stockholders — basic and diluted (Note 12)	$92,395	$57,272

Weighted average common shares outstanding — basic	606,410,225	567,375,502
Weighted average common shares outstanding — diluted	607,908,398	568,826,104

Net income per common share — basic	$0.15	$0.10
Net income per common share — diluted	$0.15	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Net income	$93,003	$57,722

Other comprehensive income
Unrealized gains on interest rate swaps	176,065	80,059
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	31,228	37,643
Other comprehensive income	207,293	117,702
Comprehensive income	300,296	175,424
Comprehensive income attributable to non-controlling interests	(1,277)	(1,073)

Comprehensive income attributable to common stockholders	$299,019	$174,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2022 and 2021
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	601,045,438	$6,010	$10,873,539	$(794,869)	$(286,938)	$9,797,742	$41,062	$9,838,804
Capital distributions	—	—	—	—	—	—	(580)	(580)
Net income	—	—	—	92,615	—	92,615	388	93,003
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	(134,240)	—	(134,240)	—	(134,240)
Issuance of common stock — settlement of RSUs, net of tax	503,989	5	(10,977)	—	—	(10,972)	—	(10,972)
Issuance of common stock — settlement of 2022 Convertible Notes	6,216,261	62	141,157	—	—	141,219	—	141,219
Issuance of common stock, net	2,078,773	21	83,938	—	—	83,959	—	83,959
Share-based compensation expense	—	—	6,129	—	—	6,129	517	6,646
Total other comprehensive income	—	—	—	—	206,404	206,404	889	207,293
Balance as of March 31, 2022	609,844,461	$6,098	$11,093,786	$(836,494)	$(80,534)	$10,182,856	$42,276	$10,225,132

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	567,117,666	$5,671	$9,707,258	$(661,162)	$(546,942)	$8,504,825	$51,248	$8,556,073
Capital distributions	—	—	—	—	—	—	(605)	(605)
Net income	—	—	—	57,367	—	57,367	355	57,722
Dividends and dividend equivalents declared ($0.17 per share)	—	—	—	(96,933)	—	(96,933)	—	(96,933)
Issuance of common stock — settlement of RSUs, net of tax	532,768	6	(7,419)	—	—	(7,413)	—	(7,413)
Share-based compensation expense	—	—	5,283	—	—	5,283	531	5,814
Total other comprehensive income	—	—	—	—	116,984	116,984	718	117,702
Balance as of March 31, 2021	567,650,434	$5,677	$9,705,122	$(700,728)	$(429,958)	$8,580,113	$52,247	$8,632,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$93,003	$57,722

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,796	144,501
Share-based compensation expense	6,646	5,814
Amortization of deferred leasing costs	2,198	2,735
Amortization of deferred financing costs	3,538	3,510
Amortization of debt discounts	462	1,414
Provisions for impairment	101	431
(Gains) losses on investments in equity securities, net	3,032	3,140
Gain on sale of property, net of tax	(18,026)	(14,484)
Change in fair value of derivative instruments	2,400	3,622
Loss (income) from investments in unconsolidated joint ventures, net of operating distributions	2,432	(253)
Other non-cash amounts included in net income	458	1,103
Changes in operating assets and liabilities:
Other assets, net	(1,059)	(2,803)
Accounts payable and accrued expenses	(15,291)	34,297
Resident security deposits	2,841	2,269
Other liabilities	(3,497)	(2,430)
Net cash provided by operating activities	235,034	240,588

Investing Activities:
Amounts deposited and held by others	(16,822)	(3,330)
Acquisition of single-family residential properties	(202,534)	(127,467)
Initial renovations to single-family residential properties	(36,319)	(22,489)
Other capital expenditures for single-family residential properties	(40,850)	(34,855)
Proceeds from sale of single-family residential properties	48,364	69,329
Repayment proceeds from retained debt securities	202	728
Proceeds from sale of investments in equity securities	5,762	—
Investments in unconsolidated joint ventures	(34,700)	(5,000)
Non-operating distributions from unconsolidated joint ventures	230	671
Other investing activities	(12,559)	(143)
Net cash used in investing activities	(289,226)	(122,556)

Financing Activities:
Payment of dividends and dividend equivalents	(134,825)	(97,230)
Distributions to non-controlling interests	(580)	(605)
Payment of taxes related to net share settlement of RSUs	(10,972)	(7,413)
Payments on mortgage loans	(4,835)	(13,022)
Proceeds from issuance of common stock, net	83,959	—
Other financing activities	(14,264)	(709)
Net cash used in financing activities	(81,517)	(118,979)

Change in cash, cash equivalents, and restricted cash	(135,709)	(947)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	818,858	411,768
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$683,149	$410,821

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2022	2021

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$66,229	$78,171
Cash paid for income taxes	400	331
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,557	1,515
Financing cash flows from finance leases	672	678

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$11,307	$4,540
Accrued residential property capital improvements at period end	11,097	7,077
Transfer of residential property, net to other assets, net for held for sale assets	18,723	24,666
Change in other comprehensive loss from cash flow hedges	204,873	114,111
ROU assets obtained in exchange for operating lease liabilities	485	557
ROU assets obtained in exchange for finance lease liabilities	190	—
Net settlement of 2022 Convertible Notes in shares of common stock	141,219	—

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of March 31, 2022, INVH owns 99.6% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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
Based on these evaluations, we account for each of the investments in joint ventures described in Note 5 using the equity method. Our initial investments in the joint ventures are recorded at cost, except for any such interest initially recorded at fair value in connection with a business combination. The investments in these joint ventures are subsequently adjusted for our proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating activities while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities on our condensed consolidated statements of cash flows.
Non-controlling interests represent the OP Units not owned by INVH, including any vested OP Units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, and the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021 include an allocation of the net income attributable to the non-controlling interest holders. OP Units and vested OP Units granted in connection with share-based compensation awards are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
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
The ongoing COVID-19 outbreak in the United States has led entities directed by, or notionally affiliated with, the federal government as well as certain states, counties, and cities, including those in which we own properties and where our principal places of business are located, to impose ongoing measures in response to the COVID-19 pandemic, including temporary eviction moratoriums if certain criteria are met by residents, deferral of missed rent payments without incurring late fees, and restrictions on rent increases. Most of these restrictions have generally been lifted or expired; however, we cannot predict if states, municipalities, local, and/or national authorities will renew, extend, or expand such restrictions, or impose additional similar restrictions. We endeavor to comply in all material respects with applicable federal, state, and local laws, regulations, ordinances, and restrictions regarding evictions, collections, rent increases, and late fees as appropriate. While none of the current and previous restrictions have materially impacted our ability to provide services to our residents or homes, additional or modified measures may negatively impact our ability to access our homes, complete service requests, or make our homes ready for new residents. Such measures may have material adverse effects on our financial condition, results of operations, and cash flows.
Since the outbreak commenced, a number of our residents have requested rent deferral and/or late fee relief, and components of our rental revenues and other property income have been impacted by the pandemic. We continue to work with residents experiencing financial hardship to find solutions that keep them in their homes. This includes continuing to provide residents with information about rental assistance programs for which they may be eligible, application instructions, necessary documentation, and owner requirements. We cannot predict if the federal government, states, or local authorities will continue to offer assistance programs or if such programs will be available to our residents (and if they are available, if our residents will take advantage of them).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Our financial condition, results of operations, and cash flows depend on our ability to collect rent. To the extent our current or prospective residents continue to experience unemployment, deteriorating financial conditions, and declines in household income, they may be unwilling or unable to fully meet their obligations to us or enter into new leases for our homes, resulting in increases in uncollectible revenues and thus reductions in rental revenues and other property income. Our associates continue to face COVID-19 health risks. If a significant number of our associates, or key personnel, are unable to work as a result of COVID-19, this would adversely impact our business and operating results. In addition, workforce turnover, and remote work arrangements could adversely impact our business and operating results.
Additionally, COVID-19 and related containment measures may also continue to interfere with the ability of our suppliers and other business partners to carry out their assigned tasks or supply materials or services at ordinary levels of performance relative to the conduct of our business.
The extent to which the ongoing COVID-19 pandemic ultimately impacts our operations depends on ongoing developments, which remain highly uncertain and cannot be predicted with confidence, including the scope, duration, and severity of COVID-19 including resurgences, new variants or, strains, the extent and duration of actions taken to contain the pandemic or mitigate its impact, the availability, distribution, acceptance, and efficacy of vaccines and therapeutic drugs (including against any future variants or strains), and the direct and indirect economic effects of the pandemic, and government, regulatory, and/or legislative changes precipitated by the ongoing COVID-19 pandemic, among others. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
Overall weaker economic conditions, ongoing geopolitical tensions, uncertainty in financial markets, including the impact of inflation and rising interest rates, and a general decline in business activity could adversely affect (i) our ability to acquire or dispose of single-family homes and (ii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill.
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
Accounting Policies
We periodically evaluate the appropriateness of our accounting policies in accordance with authoritative guidance. Based on a review of the useful lives of the components of our buildings and improvements, we extended the weighted average useful lives range for depreciation thereof from 7 to 28.5 years to 7 to 32 years. This change was implemented for additions to our single-family residential properties placed in service after January 1, 2022.
There have been no additional changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and contracts in its own equity. The guidance reduces the number of accounting models for convertible instruments, requires entities to use the “if-converted” method in diluted earnings (loss) per share (“EPS”), and requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares. We adopted ASU 2020-06 as of January 1, 2022, and it did not have a material impact on our condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Recent Accounting Pronouncements
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”), which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. An example of such reform is the expected market transition from the London Interbank Offer Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. ASU 2021-01 became effective upon issuance, and optional expedient elections can be made through December 31, 2022. We are currently evaluating existing contracts and hedging relationships and the impact of adopting ASU 2021-01 on our consolidated financial statements.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2022	December 31, 2021
Land	$4,769,620	$4,737,938
Single-family residential property	14,810,026	14,610,188
Capital improvements	545,983	540,252
Equipment	121,051	120,003
Total gross investments in the properties	20,246,680	20,008,381
Less: accumulated depreciation	(3,221,040)	(3,073,059)
Investments in single-family residential properties, net	$17,025,640	$16,935,322

As of March 31, 2022 and December 31, 2021, the carrying amount of the residential properties above includes $126,717 and $125,236, respectively, of capitalized acquisition costs (excluding purchase price), along with $71,094 and $70,145, respectively, of capitalized interest, $28,777 and $28,211, respectively, of capitalized property taxes, $4,821 and $4,762, respectively, of capitalized insurance, and $3,361 and $3,280, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2022 and 2021, we recognized $153,640 and $142,784, respectively, of depreciation expense related to the components of the properties, and $2,156 and $1,717, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2022 and 2021, impairments totaling $101 and $431, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$467,457	$610,166
Restricted cash	215,692	208,692
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$683,149	$818,858

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
The balances of our restricted cash accounts, as of March 31, 2022 and December 31, 2021, are set forth in the table below. As of March 31, 2022 and December 31, 2021, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	March 31, 2022	December 31, 2021
Resident security deposits	$167,976	$165,454
Collections	20,326	21,402
Property taxes	18,519	12,615
Capital expenditures	4,017	4,368
Letters of credit	3,683	3,682
Special and other reserves	1,171	1,171
Total	$215,692	$208,692
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of March 31, 2022 and December 31, 2021:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
2020 Rockpoint JV(1)	20.0%	2,262	2,004	$59,190	$54,579
2022 Rockpoint JV(2)	16.7%	—	N/A	—	—
FNMA(3)	10.0%	516	522	52,682	52,791
Pathway Property Company(4)	100.0%	46	N/A	28,056	—
Pathway Operating Company(5)	15.0%	N/A	N/A	22,505	23,025
Total				$162,433	$130,395

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Represents a commitment made in March 2022 to invest in an entity that will own homes in premium locations (see further information below).
(3)Owns homes primarily located in Arizona, California, and Nevada.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(4)Owns homes within the Western United States and Southeast United States.
(5)Represents an investment in an operating company that provides a technology platform and asset management services.

In October 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture that will acquire homes in markets where we already own homes (the “2020 Rockpoint JV”). As of February 2021, the joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of March 31, 2022, our remaining equity commitment to the 2020 Rockpoint JV is $14,400. The administrative member of the 2020 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees for the 2020 Rockpoint JV.
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of March 31, 2022, we have not made any investment in the 2022 Rockpoint JV, and our remaining equity commitment is $50,000. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. Upon the acquisition of homes, we will earn property and asset management fees for the 2022 Rockpoint JV.
We acquired our interest in the joint venture with the Federal National Mortgage Association (“FNMA”) via the SWH merger. The managing member of the FNMA joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to FNMA’s approval of major decisions. We earn property and asset management fees for the FNMA joint venture.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of March 31, 2022, we have funded $29,700 to Pathway Property Company, and our remaining equity commitment is $195,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from the homes owned by Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.
For the three months ended March 31, 2022 and 2021, we recorded $(2,320) and $351, respectively, of income (loss) from these investments which is included in income (loss) from investments in unconsolidated joint venture in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended March 31, 2022 and 2021, we earned $2,111 and $771 of management fees which are included in joint venture management fees in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 6—Other Assets
As of March 31, 2022 and December 31, 2021, the balances in other assets, net are as follows:

	March 31, 2022	December 31, 2021
Investments in debt securities, net	$157,059	$157,173
Amounts deposited and held by others	80,380	62,241
Prepaid expenses	38,840	41,490
Rent and other receivables, net	37,397	37,473
Held for sale assets(1)	21,929	20,022
Investments in equity securities	18,429	16,337
Corporate fixed assets, net	16,785	16,595
ROU lease assets — operating and finance, net	15,992	16,975
Deferred financing costs, net	8,026	8,751
Deferred leasing costs, net	4,695	5,837
Derivative instruments (Note 8)	56	6
Other	15,205	12,164
Total	$414,793	$395,064

(1)As of March 31, 2022 and December 31, 2021, 86 and 80 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $157,059, net of unamortized discounts of $1,849 as of March 31, 2022. These investments in debt securities are classified as held to maturity investments. As of March 31, 2022, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next three months to five years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2022 and 2021, rental revenues and other property income includes $33,048 and $24,394 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of March 31, 2022 are as follows:

Year	Lease Payments to be Received
Remainder of 2022	$999,487
2023	306,885
2024	14,169
2025	—
2026	—
Thereafter	—
Total	$1,320,541
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of March 31, 2022 and December 31, 2021, the values of our investments in equity securities are as follows:

	March 31, 2022	December 31, 2021
Investments with a readily determinable fair value	$1,760	$10,499
Investments without a readily determinable fair value	16,669	5,838
Total	$18,429	$16,337
The components of gains (losses) on investments in equity securities, net as of three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
	2022	2021
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$(1,452)	$—
Net unrealized losses on investments still held at the reporting date — with a readily determinable fair value	(1,580)	(3,140)
Total	$(3,032)	$(3,140)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$10,460	$5,532	$10,959	$6,016
Other liabilities (Note 14)	12,660	5,302	13,256	5,784
Weighted average remaining lease term	3.5 years	2.1 years	3.7 years	2.2 years
Weighted average discount rate	3.2%	4.0%	3.2%	4.0%

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of March 31, 2022 and December 31, 2021, the unamortized balances of these deferred financing costs are $8,026 and $8,751, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2022 and December 31, 2021:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	March 31, 2022	December 31, 2021
IH 2017-1(6)(7)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$993,296	$993,703
IH 2018-1(8)	February 8, 2018	March 9, 2023	March 9, 2025	1.33%	76-131 bps	566,646	568,495
IH 2018-2(8)(9)(10)	May 8, 2018	June 9, 2022	June 9, 2025	1.50%	95-133 bps	628,601	629,237
IH 2018-3(8)(9)	June 28, 2018	July 9, 2022	July 9, 2025	1.57%	105-135 bps	204,383	204,637
IH 2018-4(8)	November 7, 2018	January 9, 2023	January 9, 2026	1.67%	115-145 bps	667,947	669,548
Total Securitizations						3,060,873	3,065,620
Less: deferred financing costs, net						(9,283)	(9,767)
Total						$3,051,590	$3,055,853

(1)Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2021. For all other mortgage loans, the maturity dates above reflect all extension options that have been exercised.
(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of March 31, 2022, LIBOR was 0.45%. IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of March 31, 2022.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $1,849 and $1,937 as of March 31, 2022 and December 31, 2021, respectively.
(7)On April 21, 2022, 574 homes with a gross book value of $98,792 as of March 31, 2022 were released from the collateral pool for IH 2017-1 (see Note 15).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(8)The initial maturity term of each of these mortgage loans is two years, individually subject to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-2, IH 2018-3, and IH 2018-4 mortgage loans have exercised the second extension option, and our IH 2018-1 mortgage loan has exercised the third extension option. The maturity dates above reflect all extensions that have been exercised.
(9)On April 8, 2022, we made a voluntary prepayment of the then-outstanding balance of IH 2018-3, which resulted in a release of the loan’s collateral of 6,366 homes with a gross book value of $1,306,835 as of March 31, 2022, and a $395,500 voluntary prepayment on IH 2018-2 (see Note 15).
(10)On March 15, 2022 we submitted a notification to exercise an extension of the maturity date of the IH 2018-2 loan from June 9, 2022 to June 9, 2023.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2022 and December 31, 2021, a total of 26,915 and 26,950 homes, respectively, with a gross book value of $6,048,138 and $6,043,652, respectively, and a net book value of $4,880,934 and $4,922,037, respectively, are pledged pursuant to the mortgage loans (see Note 15 and notes to table above regarding releases of collateral subsequent to March 31, 2022). Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 1.45%.
The retained certificates, net of discount, total $157,059 and $157,173 as of March 31, 2022 and December 31, 2021, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2022, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2022 and 2021, we made voluntary and mandatory prepayments of $4,835, and $13,022, respectively, under the terms of the mortgage loan agreements. On April 8, 2022, we made a voluntary prepayment of the then outstanding balance of IH 2018-3 which resulted in a release of the loan’s collateral and a $395,500 voluntary prepayment of IH 2018-2 (see Note 15).
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of March 31, 2022 and December 31, 2021:

	Maturity Date	Interest Rate(1)	March 31, 2022	December 31, 2021
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(1,996)	(2,050)
Secured Term Loan, net			$401,367	$401,313

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
Collateral
The Secured Term Loan’s collateral pool contains 3,334 homes as of March 31, 2022 and December 31, 2021, respectively, with a gross book value of $803,444 and $801,318, respectively, and a net book value of $698,997 and $703,492, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2022, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. No such prepayments were made during the three months ended March 31, 2022 and 2021.

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
The following table sets forth a summary of our Unsecured Notes as of March 31, 2022 and December 31, 2021:

	Interest Rate(1)	March 31, 2022	December 31, 2021
Total Unsecured Notes, net(2)	2.00% — 3.18%	$1,938,706	$1,938,425
Deferred financing costs, net		(15,990)	(16,451)
Total		$1,922,716	$1,921,974

(1)Represents the range of contractual rates in place as of March 31, 2022.
(2)Net of unamortized discount of $11,294 and $11,575 as of March 31, 2022 and December 31, 2021. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
Current Year Activity
On March 25, 2022, we priced a public offering of $600,000 aggregate principal amount of 4.150% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes (see Note 15).
Prepayments
The Unsecured Notes are redeemable in whole at any time or in part from time to time, at our option, at a redemption price equal to (i) 100% of the principal amount to be redeemed plus accrued and unpaid interest and (ii) a make-whole premium calculated in accordance with the respective loan agreements if the redemption occurs more than one month prior to the maturity date. The privately placed Unsecured Notes require any prepayment to be an amount not less than 5% of the aggregate principal amount then outstanding. If any of the Unsecured Notes issued publicly under our registration statement are redeemed on or after a specified date that is either two or three months prior to the maturity date, the redemption price will not include a make-whole premium.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of March 31, 2022, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.
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
The following table sets forth a summary of the outstanding principal amounts under the Credit Facility as of March 31, 2022 and December 31, 2021, respectively:

	Maturity Date	Interest Rate(1)	March 31, 2022	December 31, 2021
Term Loan Facility(2)	January 31, 2025	1.45%	$2,500,000	$2,500,000
Deferred financing costs, net			(20,065)	(21,878)
Term Loan Facility, net			$2,479,935	$2,478,122

Revolving Facility(2)	January 31, 2025	1.34%	$—	$—

(1)Interest rates for the Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2022, the applicable margins were 1.00% and 0.89%,respectively, and LIBOR was 0.45%.
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
Prior to the Pricing Grid Conversion, the margins were based on a total leverage based grid. The margins for the Term Loan Facility and Revolving Facility under the total leverage based grid were as follows:

	Base Rate Loans			LIBOR Rate Loans
Term Loan Facility	0.45%	—	1.15%	1.45%	—	2.15%
Revolving Facility	0.50%	—	1.15%	1.50%	—	2.15%

The Credit Facility also includes a sustainability component whereby the Revolving Facility pricing can improve upon the Company’s achievement of certain sustainability ratings, determined via an independent third party evaluation.
In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees. Prior to the Pricing Grid Conversion, instead of a facility fee, we were required to pay an unused facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate was either 0.30% or 0.20% per annum for the Revolving Facility.
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
The Credit Facility also requires us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, and (v) minimum unsecured interest coverage ratio. Prior to obtaining an Investment Grade Rating, we were also required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility are entitled to take various actions, including the acceleration of amounts due under the Credit Facility. As of March 31, 2022, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility.
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
Convertible Senior Notes
In connection with the SWH merger, we assumed certain convertible senior notes including $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 issued by SWH in January 2017 (the “2022 Convertible Notes”). Interest on the 2022 Convertible Notes was payable semiannually in arrears on January 15th and July 15th of each year, and the 2022 Convertible Notes had an effective interest rate of 5.12% which included the effect of an adjustment to the fair value of the debt as of the Merger Date. On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271.
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2022:

Year	Mortgage Loans(1)(2)(3)	Secured Term Loan	Unsecured Notes(4)	Term Loan Facility(5)	Revolving Facility(5)	Total
2022	$832,984	$—	$—	$—	$—	$832,984
2023	1,234,593	—	—	—	—	1,234,593
2024	—	—	—	—	—	—
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
Thereafter	995,145	403,363	1,950,000	—	—	3,348,508
Total	3,062,722	403,363	1,950,000	2,500,000	—	7,916,085
Less: deferred financing costs, net	(9,283)	(1,996)	(15,990)	(20,065)	—	(47,334)
Less: unamortized debt discount	(1,849)	—	(11,294)	—	—	(13,143)
Total	$3,051,590	$401,367	$1,922,716	$2,479,935	$—	$7,855,608

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of March 31, 2022. If fully extended, we would have no mortgage loans maturing before 2025. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)On April 8, 2022, we made a voluntary prepayment of the then-outstanding balance of IH 2018-3, which resulted in a release of the loan’s collateral of 6,366 homes with a gross book value of $1,306,835 as of March 31, 2022, and a $395,500 voluntary prepayment on IH 2018-2 (see Note 15).
(3)On March 15, 2022 we submitted a notification to exercise an extension of the maturity date of the IH 2018-2 loan from June 9, 2022 to June 9, 2023.
(4)On March 25, 2022, we priced a public offering of $600,000 aggregate principal amount of 4.150% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes. (see Note 15).
(5)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
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
The table below summarizes our interest rate swap instruments as of March 31, 2022:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	$400,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
December 9, 2019	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	200,000

During the three months ended March 31, 2022, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292 in connection with these terminations.
During the three months ended March 31, 2022 and 2021, such derivatives were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $52,632 will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 6.87% to 8.07%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2022	December 31, 2021	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$—	$—	Other liabilities	$52,990	$271,156

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	56	6	Other liabilities	—	—
Total		$56	$6		$52,990	$271,156
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2022 and December 31, 2021:

	March 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$56	$—	$56	$—	$—	$56
Offsetting liabilities:
Derivatives	$52,990	$—	$52,990	$—	$—	$52,990

	December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$6	$—	$6	$—	$—	$6
Offsetting liabilities:
Derivatives	$271,156	$—	$271,156	$—	$—	$271,156

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	Amount of Gain Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2022	2021		2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$176,065	$80,059	Interest expense	$(31,228)	$(37,643)	$74,389	$83,406

	Location of (Gain) Loss Recognized in Net Income on Derivative	Amount of (Gain) Loss Recognized in Net Income on Derivative
		For the Three Months Ended March 31,
		2022	2021
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(20)	$31
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2022, the fair value of certain derivatives in a net liability position was $52,990. If we had breached any of these provisions at March 31, 2022, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $57,373.
Note 9—Stockholders' Equity
As of March 31, 2022, we have issued 609,844,461 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of March 31, 2022, 2,538,285 outstanding OP Units are redeemable.
During the three months ended March 31, 2022 and 2021, we issued 8,799,023 and 532,768 and shares of common stock, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three months ended March 31, 2022, we sold 2,078,773 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $83,959 after giving effect to Agent commissions and other costs totaling $1,313. Subsequent to March 31, 2022, we issued 360,154 shares of our common stock generating net proceeds of $14,508 in settlement of transactions in place as of March 31, 2022 (see Note 15). As of March 31, 2022, $1,150,000, net of amounts settled subsequent to that date, remains available for future offerings under the 2021 ATM Equity Program.
On August 22, 2019, we entered into distribution agreements with a syndicate of banks, pursuant to which we sold, from time to time, up to an aggregate sales price of $800,000 of our common stock (the “2019 ATM Equity Program”). We terminated the 2019 ATM Equity Program immediately after entering into the 2021 ATM Equity Program, and we did not sell any shares of common stock under the 2019 ATM Equity Program during the three months ended March 31, 2021.
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
The following table summarizes our dividends declared from January 1, 2021 through March 31, 2022:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q1-2022	February 14, 2022	$0.22	February 28, 2022	$134,240
Q4-2021	November 9, 2021	0.17	November 24, 2021	102,180
Q3-2021	August 10, 2021	0.17	August 27, 2021	98,965
Q2-2021	May 11, 2021	0.17	May 28, 2021	97,054
Q1-2021	February 10, 2021	0.17	February 26, 2021	96,933
On April 20, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on May 10, 2022, which is payable on May 27, 2022 (see Note 15).
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
Our share-based awards consist of restricted stock units (“RSUs”), which may be time vesting, performance based vesting, or market based vesting, and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for EPS purposes, and performance and market based RSUs (“PRSUs”) and Outperformance Awards are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2022, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2022.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the three months ended March 31, 2022, we granted 634,058 RSUs, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the three months ended March 31, 2022, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 285,601 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Awards:
•Retention Awards: During the three months ended March 31, 2022, we granted 106,975 time-vesting RSUs which will fully vest on March 1, 2025, subject to continued employment through the vesting date.
Outperformance Awards (see Note 15)
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included rigorous market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, and 25% will vest on each of the first and second anniversaries of March 31, 2022, subject to continued employment. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date will be calculated consistent with the award terms. To the extent performance through the Interim Measurement Date would result in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amounts will be guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

continued employment. On April 1, 2022, we issued 2022 Outperformance Awards with an approximate aggregate $20,700 grant-date fair value as determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds. The grant-date fair value will be amortized ratably over each vesting period.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the three months ended March 31, 2022:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2021	397,085	$29.05	1,097,537	$28.38	1,494,622	$28.56
Granted	300,510	37.45	726,124	31.45	1,026,634	33.20
Vested(2)	(171,844)	(27.38)	(602,994)	(24.67)	(774,838)	(25.27)
Forfeited / canceled	(143)	(29.32)	(404)	(27.08)	(547)	(27.67)
Balance, March 31, 2022	525,608	$34.40	1,220,263	$32.04	1,745,871	$32.75

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the three months ended March 31, 2022 was $19,509. During the three months ended March 31, 2022, 282 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Expected volatility(1)	28.9% — 33.6%
Risk-free rate	1.72%
Expected holding period (years)	2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and the applicable index.
Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2022 and 2021, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2022	2021
General and administrative	$5,220	$4,640
Property management expense	1,426	1,174
Total	$6,646	$5,814

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

As of March 31, 2022, there is $44,192 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.16 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of March 31, 2022 and December 31, 2021, refer to Note 6.
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$157,059	$158,194	$157,173	$161,356

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$1,638,706	$1,448,671	$1,638,425	$1,599,001
Mortgage loans(3)	Level 2	3,060,873	3,059,669	3,065,620	3,110,862
Unsecured Notes — private placement(4)	Level 2	300,000	269,905	300,000	298,822
Secured Term Loan(5)	Level 3	403,363	395,008	403,363	422,519
Term Loan Facility(6)	Level 3	2,500,000	2,507,896	2,500,000	2,506,159
Convertible Senior Notes(7)	Level 3	—	—	141,397	141,631

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $11,294 and $11,575 of unamortized discount and excludes $14,516 and $14,934 of deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.
(3)The carrying values of the mortgage loans are shown net of discount and excludes $9,283 and $9,767 of deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,474 and $1,517 of deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,996 and $2,050 of deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.
(6)The carrying values of the Term Loan Facility excludes $20,065 and $21,878 of deferred financing costs as of March 31, 2022 and December 31, 2021, respectively.
(7)On January 18, 2022, we settled the outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271. The carrying value of the Convertible Senior Notes includes unamortized discounts of $93 as of December 31, 2021.

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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of March 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$395,008	Discounted Cash Flow	Effective Rate	3.86%
Term Loan Facility	2,507,896	Discounted Cash Flow	Effective Rate	1.45%	—	4.05%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2022	2021
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$523	$2,281
Total impairments	(101)	(431)
Fair value	$422	$1,850
We did not record any impairments for our investments in single-family residential properties, net held for use during the three months ended March 31, 2022 and 2021. For additional information related to our single-family residential properties as of March 31, 2022 and December 31, 2021, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
	2022	2021
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$92,395	$57,272

Denominator:
Weighted average common shares outstanding — basic	606,410,225	567,375,502
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,498,173	1,450,602
Weighted average common shares outstanding — diluted	607,908,398	568,826,104

Net income per common share — basic	$0.15	$0.10
Net income per common share — diluted	$0.15	$0.10
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended March 31, 2022 and 2021, 63,556 and 67,754, incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator as their inclusion would have been anti-dilutive.
For the three months ended March 31, 2022 and 2021, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the three months ended March 31, 2022 and 2021, using the “if-converted” method 1,176,431, and 15,146,328, potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the 2022 Convertible Notes for the three months ended March 31, 2022 and 2021. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of March 31, 2022 and December 31, 2021, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $79 and $241 of current income tax expense for the three months ended March 31, 2022 and 2021, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of March 31, 2022, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2022	$3,429	$2,098
2023	3,640	2,559
2024	3,306	806
2025	1,882	74
2026	793	2
Thereafter	320	—
Total lease payments	13,370	5,539
Less: imputed interest	(710)	(237)
Total lease liability	$12,660	$5,302
The components of lease expense for the three months ended March 31, 2022 and 2021 are as follows:

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost:
Fixed lease cost	$835	$1,059
Variable lease cost	372	343
Total operating lease cost	$1,207	$1,402

Finance lease cost:
Amortization of ROU assets	$685	$704
Interest on lease liabilities	68	86
Total finance lease cost	$753	$790

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 1,682 homes over the next five years. Estimated remaining commitments under these agreements total approximately $520,000 as of March 31, 2022.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2022, there are no material contingent liabilities related to uninsured losses with respect to our properties.

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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2022, for potential recognition or disclosure.
Public Debt Offering
On March 25, 2022, we priced a public offering of $600,000 aggregate principal amount of 4.150% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes. On April 8, 2022, we used the net proceeds from these unsecured notes to make a voluntary prepayment of the then-outstanding balance of IH 2018-3, which resulted in a release of the loan’s collateral of 6,366 homes with a gross book value of $1,306,835 as of March 31, 2022, and a $395,500 voluntary prepayment on IH 2018-2.
Release of Collateral
On April 21, 2022, 574 homes with a gross book value of $98,792 as of March 31, 2022 were released from the collateral pool for IH 2017-1.
Share-Based Compensation
Achievement of absolute TSR and relative TSR at maximum dollar value for the 2019 Outperformance Awards was certified by the Compensation Committee in April 2022, and 2022 Outperformance Awards with an approximate aggregate grant-date fair value of $20,700 were issued on April 1, 2022. See Note 10 for additional information about the awards earned pursuant to of the 2019 Outperformance Awards and 2022 Outperformance Awards.
2021 ATM Equity Program
Subsequent to March 31, 2022, we issued 360,154 shares of our common stock generating net proceeds of $14,508 in settlement of transactions in place as of March 31, 2022.
Dividend Declaration
On April 20, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on May 10, 2022, which is payable on May 27, 2022.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of March 31, 2022, we are meeting the needs of a growing share of Americans who prefer the ease of leasing over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, while at the same time advancing efforts that make our company more innovative and our processes more sustainable. Environmental, social, and governance initiatives are an important part of our strategic business objectives and are critical to our long-term success.
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
COVID-19
The COVID-19 pandemic has spread rapidly, adversely affecting public health, economic activity, financial markets, and employment. The ongoing COVID-19 pandemic creates many unknowns that impact our residents, associates, and suppliers. The ultimate impacts remain unknown, but have included and could range from macroeconomic effects (such as continued strain on global and United States economic conditions and disruptions to, and volatility in, the credit and financial markets, consumer spending, supply chains, and the market for acquisition and disposition of single-family homes) to more industry-specific effects (such as depressed collection rates, higher or lower occupancy levels, and restrictions on evictions, collections, rent increases, and late fees), and other unanticipated consequences.

We endeavor to comply in all material respects with federal, state, and local restrictions on items such as evictions, collections, rent increases, and late fees as appropriate. Additionally, to act on our core values of "Genuine Care" and "Standout Citizenship," we offer flexible solutions for residents experiencing financial hardship when requested, including payment plans and late fee abatements. We continue to work with residents experiencing financial hardship to find solutions that keep them in their homes. This includes continuing to provide residents with information about rental assistance programs for which they may be eligible, application instructions, necessary documentation, and owner requirements. We have helped thousands of residents apply for rental assistance programs and, as a result, they have received $20.6 million in rental assistance payments during the three months ended March 31, 2022, and $71.0 million cumulatively since such programs were put in place.
The overall impact of the COVID-19 pandemic has not created significant disruptions to our business model during the three months ended March 31, 2022 and 2021.
The situation related to the ongoing COVID-19 pandemic and its variants remains fluid, and we continue to actively monitor the effects of the pandemic and manage our response in collaboration with our residents and business partners and to assess potential impacts to our financial position and operating results, as well as potential adverse developments in our business.
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
Climate Change
Climate change continues to attract considerable public, political, and scientific attention. Experiencing or addressing the various physical, regulatory, and adaptation/transition risks of climate change may affect our profitability. Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. Implementation of any voluntary improvements requires consideration of multiple factors, including whether such elections would raise our costs to maintain our homes. Alternatively, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors and/or increase the vulnerability of our residents to rising energy and water expenses and use restrictions.
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

Our management and the Board of Directors are focused on managing our business risks, including climate change-related risks. The process to identify, manage, and integrate climate-change risk is part of our enterprise risk management program. For more information on risks related to climate change, see Part I. Item 1A. “Risk Factors — Risks Related to Environmental, Social, and Governance Issues — Climate change, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business, — We are subject to risks from natural disasters such as earthquakes and severe weather, and — We are subject to increasing scrutiny from investors and others regarding our environmental, social, or sustainability, responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate retention, and ability to raise capital from such investors” in our Annual Report on Form 10-K.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2022 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,857	97.8%	$2,744	$1.62	12.1%
Northern California	4,442	93.7%	2,423	1.56	6.0%
Seattle	4,059	91.0%	2,541	1.32	5.7%
Phoenix	8,792	95.2%	1,749	1.05	9.1%
Las Vegas	3,155	94.7%	1,960	0.99	3.5%
Denver	2,677	87.0%	2,311	1.27	3.4%
Western United States Subtotal	30,982	94.3%	2,274	1.31	39.8%

Florida:
South Florida	8,303	98.0%	2,481	1.33	12.3%
Tampa	8,508	96.6%	1,934	1.04	9.8%
Orlando	6,397	97.0%	1,910	1.02	7.3%
Jacksonville	1,914	96.9%	1,913	0.96	2.2%
Florida Subtotal	25,122	97.2%	2,109	1.12	31.6%

Southeast United States:
Atlanta	12,685	96.9%	1,749	0.85	13.1%
Carolinas	5,308	94.2%	1,803	0.84	5.5%
Southeast United States Subtotal	17,993	96.1%	1,764	0.85	18.6%

Texas:
Houston	2,129	97.2%	1,684	0.87	2.2%
Dallas	2,858	94.5%	1,967	0.96	3.3%
Texas Subtotal	4,987	95.6%	1,844	0.92	5.5%

Midwest United States:
Chicago	2,555	98.5%	2,116	1.31	3.1%
Minneapolis	1,119	96.8%	2,086	1.07	1.4%
Midwest United States Subtotal	3,674	98.0%	2,107	1.23	4.5%

Total / Average	82,758	95.8%	$2,078	$1.11	100.0%
Same Store Total / Average	75,493	98.1%	$2,074	$1.11	93.3%

(1)As of March 31, 2022.
(2)Represents average occupancy for the three months ended March 31, 2022.
(3)Represents average monthly rent for the three months ended March 31, 2022.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2022.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.4% of our rental revenues and other property income during the three months ended March 31, 2022. We actively monitor the impact of the COVID-19 outbreak and its resulting macroeconomic impacts on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Collection Rates: Our rental revenues and other property income are impacted by the rate at which we collect such revenues from our residents. We routinely work with residents facing financial hardships who need flexibility to fulfill their lease obligations, but the ongoing COVID-19 pandemic has increased the number of such residents. When requested, we work with these residents to create payment plans, without late fees, and then actively manage these receivables. Additionally, we work with residents to identify and pursue rental assistance payments from various federal, state, and local governments and other entities providing such assistance. Despite these efforts, a portion of amounts receivable may not ultimately be collected. Any amounts billed to residents that have been deemed uncollectible along with our estimate of amounts that may ultimately be uncollectible decrease our rental revenues and other property income.
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook. Many of these factors have been and continue to be impacted by the ongoing COVID-19 pandemic. Additionally, our turnover rate may be affected by the current COVID-19 pandemic as a result of delayed eviction proceedings and/or move outs potentially being canceled by residents who have not secured their next housing plans. Increases in turnover rates and the average number of days to re-resident a home reduce rental revenues as the homes are not generating income during this period of vacancy.
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
Gains (Losses) on Investments in Equity Securities, net
Gains (losses) on investments in equity securities, net includes unrealized gains and losses resulting from mark to market adjustments and realized gains and losses recognized upon the sale of such securities.
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

Results of Operations
Portfolio Information
As of March 31, 2022 and 2021, we owned 82,758 and 80,330 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2022 and 2021, we acquired 518 and 401 homes, respectively, and sold 141 and 248 homes, respectively. During the three months ended March 31, 2022 and 2021, we owned an average of 82,571 and 80,217 single-family rental homes, respectively, in our total portfolio.
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
As of March 31, 2022, our Same Store portfolio consisted of 75,493 single-family rental homes.
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenues:
Rental revenues and other property income	$530,199	$474,454	$55,745	11.7%
Joint venture management fees	2,111	771	1,340	173.8%
Total revenues	532,310	475,225	57,085	12.0%

Expenses:
Property operating and maintenance	182,269	168,373	13,896	8.3%
Property management expense	20,967	15,842	5,125	32.4%
General and administrative	17,639	16,950	689	4.1%
Interest expense	74,389	83,406	(9,017)	(10.8)%
Depreciation and amortization	155,796	144,501	11,295	7.8%
Impairment and other	1,515	356	1,159	N/M
Total expenses	452,575	429,428	23,147	5.4%

Gains (losses) on investments in equity securities, net	(3,032)	(3,140)	108	3.4%
Other, net	594	230	364	158.3%
Gain on sale of property, net of tax	18,026	14,484	3,542	24.5%
Income (loss) from investments in unconsolidated joint ventures	(2,320)	351	(2,671)	N/M

Net income	$93,003	$57,722	$35,281	61.1%
Revenues
For the three months ended March 31, 2022 and 2021, total revenues were $532.3 million and $475.2 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended March 31, 2022 and 2021, total portfolio rental revenues and other property income totaled $530.2 million and $474.5 million, respectively, an increase of 11.7%, driven by an increase in average monthly rent per occupied home and a 2,354 home increase between periods in the average number of homes owned, partially offset by a 150 bps reduction in occupancy.
Average occupancy for the three months ended March 31, 2022 and 2021 for the total portfolio was 95.8% and 97.3%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2022 and 2021 was $2,078 and $1,916, respectively, an 8.5% increase. For our Same Store portfolio, average occupancy was 98.1% and 98.4% for the three months ended March 31, 2022 and 2021, respectively, and average monthly rent per occupied home for the three months ended March 31, 2022 and 2021 was $2,074 and $1,915, respectively, an 8.3% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2022 and 2021 was 18.3% and 21.5%, respectively. For the Same Store portfolio, an average home remained unoccupied for 37 and 28 days between residents for the three months ended March 31, 2022 and 2021, respectively. The increase in days to re-resident, partially offset by a decrease in turnover, directly impacted the decrease in our same store average occupancy. Our turnover rate may have been, and may continue to be, impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums). We cannot predict how long existing eviction moratoriums will remain in place, if new eviction moratoriums will be issued and/or reinstated, or when the general effects of the pandemic will subside and how those items may affect our turnover and occupancy rates.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 9.7% and 4.3% for the three months ended March 31, 2022 and 2021, respectively, and new lease net effective rental rate growth for the total portfolio averaged 14.7% and 8.0% for the three months ended March 31, 2022 and 2021, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 9.7% and 4.3% for the three months ended March 31, 2022 and 2021, respectively, and new lease net effective rental rate growth averaged 14.8% and 8.0% for the three months ended March 31, 2022 and 2021, respectively.
The COVID-19 pandemic has negatively impacted rental revenues and other property income since the onset of the pandemic in mid-March 2020 in two notable ways: (1) collection rates have decreased from pre-pandemic levels which negatively impacts bad debt as a percentage of gross rental income; and (2) a significant portion of all late fees typically enforced in accordance with our lease agreements were not enforced or collected for a significant period of time. Enforcement and collections of late fees generally re-commenced in all markets where permissible beginning in the second quarter of 2021. Rental revenues and other property income for the three months ended March 31, 2022 increased compared to March 31, 2021, due to increased collections of late fees, increased utility billbacks as new leases are entered into, and enhanced ancillary revenue programs, among other things. While the effects of the COVID-19 pandemic and the ensuing jurisdictional restrictions on rental rates, late fees, collections, and evictions have decreased over time, they may continue to affect our future collection rates, ability to increase rental revenues in certain markets, and fees and other ancillary income charged to residents.
For the three months ended March 31, 2022 and 2021, joint venture management fees totaled $2.1 million and $0.8 million, respectively. These fees increased due to newly acquired homes and an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the three months ended March 31, 2022 and 2021, total expenses were $452.6 million and $429.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended March 31, 2022, property operating and maintenance expense increased to $182.3 million from $168.4 million for the three months ended March 31, 2021. In addition to a 2,354 home increase between periods in the average number of homes owned, increases in property taxes, repairs and maintenance, utilities, and personnel and other services costs resulted in the overall 8.3% net increase in property operating and maintenance expense.

Property management expense and general and administrative expense increased to $38.6 million from $32.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily due to increased property management expense, including personnel and technology costs related to expansion of our platform that provides services to both our wholly owned portfolio and our joint venture investments. To date, the COVID-19 pandemic has not had a material impact on our property management and general and administrative expenses.
Interest expense decreased from $83.4 million for the three months ended March 31, 2021 to $74.4 million for the three months ended March 31, 2022. The decrease in interest expense was primarily due to refinancing activities since March 31, 2021. Gross debt outstanding decreased by $151.5 million from March 31, 2021 to March 31, 2022. Additionally, refinancing activities resulted in a 34 bps decrease in the weighted average interest rate on our outstanding debt between the respective period ends, inclusive of a 55 bps reduction in the spread on our term loan facility as a result of achieving an investment grade rating.
Depreciation and amortization expense increased to $155.8 million for the three months ended March 31, 2022 from $144.5 million for the three months ended March 31, 2021 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Impairment and other expenses were $1.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, impairment and other expenses were comprised of net casualty losses of $1.4 million and impairment losses of $0.1 million on our single-family residential properties. During the three months ended March 31, 2021, impairment and other expenses was primarily comprised of impairment losses of $0.4 million on our single-family residential properties. The impairment costs recognized during the three months ended March 31, 2022 and 2021 were not a direct result of the COVID-19 pandemic.
Gains (Losses) on Investments in Equity Securities, net
For the three months ended March 31, 2022, losses on investments in equity securities, net of $3.0 million was comprised of $1.4 million of net losses recognized on investments sold during the period and $1.6 million of net unrealized losses recognized since December 31, 2021 on investments held as of March 31, 2022. For the three months ended March 31, 2021, losses on investments in equity securities, net was comprised of $3.1 million of net unrealized losses recognized since December 31, 2020 on investments held as of March 31, 2021.
Other, net
The total balance of other, net is consistent for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $18.0 million and $14.5 million for the three months ended March 31, 2022 and 2021, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods, offset by a decrease in the number of homes sold from 248 for the three months ended March 31, 2021 to 141 for the three months ended March 31, 2022.
Income (Loss) from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or (losses) from unconsolidated joint ventures was a loss of $2.3 million for the three months ended March 31, 2022 compared to income of $0.4 million for the three months ended March 31, 2021. This change is primarily due to commencement of operations in certain of our joint ventures, including a $0.5 million increase in our share of depreciation expense between periods and start up costs for recently formed joint ventures.

Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2022 and December 31, 2021 include unrestricted cash and cash equivalents of $467.5 million and $610.2 million, respectively, a 23.4% decrease primarily due to the funding of acquisitions of single-family residential properties and investments in our joint ventures, offset by issuance of common stock as further described below.
In addition to our day-to-day business operations, including ongoing acquisitions of and investments in single-family residential properties, funding of commitments, and quarterly dividend and distribution payments, the following activity occurred since December 31, 2021:
•Through March 31, 2022, we sold 2,078,773 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $84.0 million. Subsequent to March 31, 2022, we issued 360,154 shares of our common stock generating net proceeds of $14.5 million in settlement of transactions in place as of March 31, 2022.
•In March 2022, we entered into an agreement with Rockpoint Group, L.L.C. to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of March 31, 2022, we have not made any investment in the 2022 Rockpoint JV, and our remaining equity commitment is $50.0 million.
•In January 2022, we settled $141.5 million of the 2022 Convertible Notes through the issuance of 6,216,261 shares of our common stock and a cash payment of $0.3 million.
•On March 25, 2022, we priced a public offering of $600.0 million aggregate principal amount of 4.150% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes. On April 8, 2022, we made a voluntary prepayment of the then-outstanding balance of IH 2018-3, which resulted in a release of the loan’s collateral of 6,366 homes with a gross book value of $1,306.8 million as of March 31, 2022, and a $395.5 million voluntary prepayment on IH 2018-2.
As of March 31, 2022, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until March 2025, provided all extension options are exercised.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of March 31, 2022 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate	Weighted Average Years to Maturity(2)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(3)	$995,145	$939,644	4.23%	5.2	$—
IH 2018-1(4)	566,646	538,312	L + 88 bps	2.9	566,646
IH 2018-2(4)(5)	628,601	597,169	L + 105 bps	3.2	628,601
IH 2018-3(4)(5)	204,383	194,162	L + 112 bps	3.3	204,383
IH 2018-4(4)	667,947	634,526	L + 122 bps	3.8	667,947
Secured Term Loan(6)	403,363	403,364	3.59%	9.2	—
Total secured(7)	3,466,085	$3,307,177	3.48%	4.5	2,067,577

Unsecured:
Term Loan Facility	$2,500,000		L + 100 bps	3.8	$2,500,000
Revolving Facility	—		L + 89 bps	3.8	—
Unsecured Notes — May 2028	150,000		2.46%	6.2	—
Unsecured Notes — November 2028	600,000		2.30%	6.6	—
Unsecured Notes — August 2031	650,000		2.00%	9.4	—
Unsecured Notes — January 2034	400,000		2.70%	11.8	—
Unsecured Notes — May 2036	150,000		3.18%	14.2	—
Total unsecured(5)(7)	4,450,000		3.24%	6.2	2,500,000

Total debt(7)	7,916,085		3.34%	5.5	$4,567,577
Unamortized discounts	(13,143)
Deferred financing costs, net	(47,334)
Total debt per balance sheet	7,855,608
Retained certificates	(158,908)
Cash and restricted cash, excluding security deposits and letters of credit	(511,490)
Deferred financing costs, net	47,334
Unamortized discounts	13,143
Net debt	$7,245,687

(1)For detailed information about and definition of each of our financing arrangements see Part I. Item 1. “Financial Statements —Note 7 of Notes to Condensed Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part I. Item 1. “Financial Statements — Note 8 of Notes to Condensed Consolidated Financial Statements.”
(2)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(3)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of March 31, 2022, LIBOR was 0.45%.

(5)On March 25, 2022, we priced a public offering of $600,000 aggregate principal amount of 4.150% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes. On a pro forma basis, this refinancing activity has the following impact to our debt structure:
a.Secured floating rate debt balance as a percentage of total debt balance decreases from 9.4% to 1.9%.
b.Total secured debt balance (before retained certificates) decreases from $3,466.1 million to $2,866.2 million.
c.Total fixed unsecured debt balance increases from $1,950.0 million to $2,550.0 million.
d.Total unsecured debt balance increases from $4,450.0 million to $5,050.0 million.
e.Weighted average years to maturity for total debt increases from 5.5 to 6.0 years.
(6)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on LIBOR as of March 31, 2022, 0.45%, and includes the impact of interest rate swap agreements effective as of that date.

As part of our long-term debt strategy, our goal is to improve our credit ratings, and, over time, we generally intend to target a reduction in our level of net debt to approximately 5.5 to 6.0 times trailing twelve months Adjusted EBITDAre (see “— Non-GAAP Measures — EBITDA, EBITDAre, and Adjusted EBITDAre”), a reduction in our level of secured debt to less than 20% of gross assets, and an increase in our level of unencumbered assets to greater than 70% of gross assets. To facilitate our long-term debt strategy we expect to seek to, among other things, (a) refinance a significant portion of our secured debt maturing in 2025 and 2026 (assuming all extension options are exercised) with unsecured debt, including potential unsecured bond issuances and/or (b) repay a portion of such debt. There can be no assurance that we will be successful in implementing our long-term debt strategy, improving our credit ratings, or achieving our targets in the short or medium term or at all, or that we will not change our strategy or targets in the future. Even if we do achieve our targets, we may from time to time fall outside of our target ranges; and there can be no assurance that we will continue to meet our targets. In addition, we cannot assure you that we will be able to access the capital and credit markets to obtain additional unsecured debt financing or that we will be able to obtain financing on terms favorable to us. For further discussion of risks related to our indebtedness, see Part I. Item 1A. “Risk Factors — Risks Related to Our Indebtedness,” including “Risk Factors — Risks Related to Our Indebtedness — We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations” in our Annual Report on Form 10-K.
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
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of one of our joint ventures. We do not expect this guarantee to have a material current or future effect on our liquidity. See Part I. Item 1. “Financial Statements — Note 5 of Notes to Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.

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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility, which had an undrawn balance of $1,000.0 million as of March 31, 2022.
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
Cash Flows
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$235,034	$240,588	$(5,554)	(2.3)%
Net cash used in investing activities	(289,226)	(122,556)	(166,670)	(136.0)%
Net cash used in financing activities	(81,517)	(118,979)	37,462	31.5%
Change in cash, cash equivalents, and restricted cash	$(135,709)	$(947)	$(134,762)	N/M
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $235.0 million and $240.6 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of 2.3%. The decrease in cash provided by operating activities is due to the net impact of (1)  a net $48.3 million use of cash between periods from changes in operating assets and liabilities, primarily due to a year over year change in the timing of property tax payments and (2)  improved operational profitability, including a $43.2 million increase in total revenues net of property operating and maintenance expense from period to period.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in our joint ventures. Net cash used in investing activities was $289.2 million and $122.6 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $166.7 million. The increase in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the three months ended March 31, 2022 compared to the three months ended March 31, 2021: (1) an increase in cash used for the acquisition of homes; (2) a decrease in proceeds from the sale of homes; (3) an increase in amounts deposited and held by others for acquisitions of homes; and (4) an increase in cash used for investments in joint ventures. More specifically, acquisition spend increased $75.1 million due to an increase in the number of homes acquired from 401 during the three months ended March 31, 2021 to 518 homes acquired during the three months ended March 31, 2022 and an increase in average cost per home. Proceeds from sales of homes decreased $21.0 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 due to a decrease in the number of homes sold from 248 to 141, respectively, partially offset by an increase in proceeds per home. Cash deposited and held by others increased $13.5 million during three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to increased deposits made to homebuilders for the acquisition of new-build single-family residential properties. Investments in joint ventures increased $29.7 million due to increased acquisition activity in our joint ventures during three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Financing Activities
Net cash used in financing activities was $81.5 million and $119.0 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, issuances and sales of stock under our 2021 ATM Equity Program generated $84.0 million of net proceeds which were used primarily for acquisitions. During that period, we also made $135.4 million of dividend and distribution payments funded by cash flows from operations and proceeds from home sales. During the three months ended March 31, 2021, cash flows from operations and proceeds from home sales were used to fund $97.8 million of dividend and distribution payments and to repay $13.0 million of principal on our mortgage loans.
Contractual Obligations
Our contractual obligations as of March 31, 2022, consist of the following:

($ in thousands)	Total	2022(1)	2023-2024	2025-2026	Thereafter
Mortgage loans(2)(3)(4)(5)	$3,387,730	$55,543	$147,912	$2,170,685	$1,013,590
Secured Term Loan(2)(3)	536,335	10,854	28,944	28,944	467,593
Unsecured Notes(2)(3)(6)	2,380,816	34,545	92,120	92,120	2,162,031
Term Loan Facility(2)(3)(4)	2,641,368	27,729	73,709	2,539,930	—
Revolving Facility(2)(3)(4)(7)	7,789	1,528	4,061	2,200	—
Derivative instruments(8)	291,999	72,032	189,805	30,162	—
Purchase commitments(9)	124,586	124,192	394	—	—
Operating leases	13,369	3,428	6,946	2,675	320
Finance leases	5,539	2,098	3,365	76	—
Total	$9,389,531	$331,949	$547,256	$4,866,792	$3,643,534

(1)Includes estimated payments for the remaining nine months of 2022.
(2)Includes estimated interest payments through the extended maturity date based on the principal amount outstanding as of March 31, 2022.
(3)Interest is calculated at rates in effect as of such date; for LIBOR based loans, the March 31, 2022 LIBOR, or 0.45%, is held constant until the maturity date.
(4)Represents the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(5)On April 8, 2022, we used the net proceeds from the unsecured notes to make a voluntary prepayment of the then outstanding balance of IH 2018-3, which resulted in a release of the loan’s collateral of 6,366 homes with a gross book value of $1,306.8 million as of March 31, 2022, and a $395.5 million voluntary prepayment on IH 2018-2.
(6)On March 25, 2022, we priced a public offering of $600.0 million aggregate principal amount of 4.150% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes.
(7)Includes the related unused commitment fee.

(8)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of March 31, 2022, or 0.45%.
(9)Represents commitments to acquire 313 single-family rental homes. The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 1,682 homes over the next five years. Estimated remaining commitments under these agreements total approximately $520.0 million as of March 31, 2022.

Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of March 31, 2022, our remaining equity commitments to the joint ventures total $259.7 million.
LIBOR Transition
Certain securitizations, the Secured Term Loan, the Term Loan Facility, and the Revolving Facility (collectively, the “LIBOR-Based Loans”) use the one month LIBOR as a benchmark for establishing interest rates. Our derivative instruments are also indexed to one month LIBOR. On March 5, 2021, the Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, announced that it would cease publication of the one week and two month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Once one month LIBOR is phased out after June 30, 2023, the interest rates for our LIBOR-Based Loans will be based on a comparable or successor rate as provided for in our loan agreements. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. We will work with the counterparties to our swap and cap agreements to adjust each floating rate to a comparable or successor rate. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. We periodically evaluate the appropriateness of our accounting policies in accordance with authoritative guidance. Based on a review of the useful lives of the components of our buildings and improvements, we extended the weighted average useful lives range for depreciation thereof from 7 to 28.5 years to 7 to 32 years. This change was implemented for additions to our single-family residential properties placed in service after January 1, 2022. There were no additional material changes to our critical accounting policies during the three months ended March 31, 2022.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Net income available to common stockholders	$92,395	$57,272
Net income available to participating securities	220	95
Non-controlling interests	388	355
Interest expense	74,389	83,406
Interest expense in unconsolidated joint ventures	592	74
Depreciation and amortization	155,796	144,501
Depreciation and amortization of investments in unconsolidated joint ventures	638	104
EBITDA	324,418	285,807
Gain on sale of property, net of tax	(18,026)	(14,484)
Impairment on depreciated real estate investments	101	431
Net gain on sale of investments in unconsolidated joint ventures	(130)	(336)
EBITDAre	306,363	271,418
Share-based compensation expense(1)	6,646	5,814
Severance	18	114
Casualty (gains) losses, net	1,414	(75)
Losses on investments in equity securities, net	3,032	3,140
Other, net(2)	(594)	(230)
Adjusted EBITDAre	$316,879	$280,181

(1)For the three months ended March 31, 2022 and 2021, $1,426 and $1,174 was recorded in property management expense, respectively, and $5,220 and $4,640 was recorded in general and administrative expense, respectively.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Net income available to common stockholders	$92,395	$57,272
Net income available to participating securities	220	95
Non-controlling interests	388	355
Interest expense	74,389	83,406
Depreciation and amortization	155,796	144,501
Property management expense(1)	20,967	15,842
General and administrative(2)	17,639	16,950
Impairment and other	1,515	356
Gain on sale of property, net of tax	(18,026)	(14,484)
Losses on investments in equity securities, net	3,032	3,140
Other, net(3)	(594)	(230)
Joint venture management fees	(2,111)	(771)
(Income) loss from investments in unconsolidated joint ventures	2,320	(351)
NOI (total portfolio)	347,930	306,081
Non-Same Store NOI	(22,151)	(14,511)
NOI (Same Store portfolio)(4)	$325,779	$291,570

(1)Includes $1,426 and $1,174 of share-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.
(2)Includes $5,220 and $4,640 of share-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 75,493 homes for the three months ended March 31, 2022 and 2021.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2022	2021
Net income available to common stockholders	$92,395	$57,272
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	220	95
Non-controlling interests	388	355
Depreciation and amortization on real estate assets	153,640	142,784
Impairment on depreciated real estate investments	101	431
Net gain on sale of previously depreciated investments in real estate	(18,026)	(14,484)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	500	(232)
FFO	229,218	186,221
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives, including our share from unconsolidated joint ventures	6,470	8,618
Share-based compensation expense(1)	6,646	5,814
Severance expense	18	114
Casualty (gains) losses, net	1,414	(75)
Losses on investments in equity securities, net	3,032	3,140
Core FFO	246,798	203,832
Recurring capital expenditures, including our share from unconsolidated joint ventures	(32,830)	(24,475)
Adjusted FFO	$213,968	$179,357

Net income available to common stockholders
Weighted average common shares outstanding — diluted(2)(3)(4)	607,908,398	568,826,104

Net income per common share — diluted(2)(3)(4)	$0.15	$0.10

FFO
Numerator for FFO per common share — diluted(2)	$229,218	190,565
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	610,704,093	587,813,663

FFO per common share — diluted(2)(3)(4)	$0.38	$0.32

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	610,704,093	572,667,335

Core FFO per common share — diluted(2)(3)(4)	$0.40	$0.36
AFFO per common share — diluted(2)(3)(4)	$0.35	$0.31

(1)For the three months ended March 31, 2022 and 2021, $1,426 and $1,174 was recorded in property management expense, respectively, and $5,220 and $4,640 was recorded in general and administrative expense, respectively.
(2)On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the three months ended March 31, 2022, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.

For the three months ended March 31, 2021, the numerator for FFO per common share — diluted is adjusted for $4,344 of interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts. For the three months ended March 31, 2021, the denominator is adjusted for 15,146,328 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. For the three months ended March 31, 2021, no such adjustments were made to Core FFO and AFFO per common share —diluted.
(3)Incremental shares attributed to non-vested share-based awards totaling 1,498,173 and 1,450,602 for the three months ended March 31, 2022 and 2021, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,755,583 and 1,828,548 for the three months ended March 31, 2022 and 2021, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(4)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,538,285 and 3,463,285 for the three months ended March 31, 2022 and 2021, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of March 31, 2022, our outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $2,067.6 million and Term Loan Facility of $2,500.0 million for a combined total of $4,567.6 million. As of March 31, 2022, we had effectively converted 83.6% of these borrowings to a fixed rate through interest rate swap agreements. On March 25, 2022, we priced a public offering of $600.0 million aggregate principal amount of 4.150% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes. On April 8, 2022, we used the net proceeds from these unsecured notes to make a voluntary prepayment of the then-outstanding balance of IH 2018-3 and a $395.5 million voluntary prepayment on IH 2018-2. These events had the effect of reducing variable-rate debt to approximately $3,970.0 million, with approximately 96.0% of those borrowings converted to a fixed rate through interest rate swap agreements.

All variable-rate borrowings bear interest at one month LIBOR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR on our annual interest expense would be an estimated increase of $7.5 million or $6.2 million, respectively. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR floors or minimum interest rates stated in the agreements of the respective borrowings. A 100 bps decrease in LIBOR results in a negative LIBOR rate and additional interest expense for us. Our Credit Facility agreement contains a LIBOR floor, and there is no reciprocal feature in our interest rate swap agreements.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

4.1
Fourth Supplemental Indenture, dated as of April 5, 2022, among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, including the form of 4.150% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on April 5, 2022).

10.1
Form of Award Notice and Restricted Stock Unit Agreement (2022 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 28, 2022). †

10.2	Form of Outperformance Award Agreement (LTIP Units).†

31.1	Certificate of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: April 28, 2022

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: April 28, 2022