Form 10-Q
period 2022-06-30
Invitation Homes Inc.
filed 2022-07-28
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2022
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of July 25, 2022, there were 610,359,909 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item	4.	Controls and Procedures	67

PART II
Item	1.	Legal Proceedings	68
Item	1A.	Risk Factors	68
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item	3.	Defaults Upon Senior Securities	68
Item	4.	Mine Safety Disclosures	68
Item	5.	Other Information	68
Item	6.	Exhibits	69

Signatures			71

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, our dependence on third parties for key services, risks related to the evaluation of properties, poor resident selection and defaults and non-renewals by our residents, performance of our information technology systems, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, geopolitical tensions, natural disasters, climate change, and public health crises, including the ongoing COVID-19 pandemic, on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,802,144	$4,737,938
Building and improvements	15,692,603	15,270,443
	20,494,747	20,008,381
Less: accumulated depreciation	(3,369,562)	(3,073,059)
Investments in single-family residential properties, net	17,125,185	16,935,322
Cash and cash equivalents	272,708	610,166
Restricted cash	206,888	208,692
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	244,730	130,395
Other assets, net	399,266	395,064
Total assets	$18,506,984	$18,537,846

Liabilities:
Mortgage loans, net	$2,211,739	$3,055,853
Secured term loan, net	401,421	401,313
Unsecured notes, net	2,516,359	1,921,974
Term loan facilities, net	2,624,412	2,478,122
Revolving facility	—	—
Convertible senior notes, net	—	141,397
Accounts payable and accrued expenses	237,915	193,633
Resident security deposits	171,413	165,167
Other liabilities	61,736	341,583
Total liabilities	8,224,995	8,699,042
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 610,359,909 and 601,045,438 outstanding as of June 30, 2022 and December 31, 2021, respectively	6,104	6,010
Additional paid-in capital	11,113,146	10,873,539
Accumulated deficit	(860,275)	(794,869)
Accumulated other comprehensive loss	(20,285)	(286,938)
Total stockholders' equity	10,238,690	9,797,742
Non-controlling interests	43,299	41,062
Total equity	10,281,989	9,838,804
Total liabilities and equity	$18,506,984	$18,537,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Rental revenues and other property income	$554,541	$490,618	$1,084,740	$965,072
Management fee revenues	2,759	1,015	4,870	1,786
Total revenues	557,300	491,633	1,089,610	966,858

Expenses:
Property operating and maintenance	190,680	175,422	372,949	343,795
Property management expense	21,814	17,696	42,781	33,538
General and administrative	19,342	19,828	36,981	36,778
Interest expense	74,840	80,764	149,229	164,170
Depreciation and amortization	158,572	145,280	314,368	289,781
Impairment and other	1,355	980	2,870	1,336
Total expenses	466,603	439,970	919,178	869,398

Gains (losses) on investments in equity securities, net	(172)	(7,002)	(3,204)	(10,142)
Other, net	(3,827)	(1,903)	(3,233)	(1,673)
Gain on sale of property, net of tax	27,508	17,919	45,534	32,403
Income (loss) from investments in unconsolidated joint ventures	(2,701)	11	(5,021)	362

Net income	111,505	60,688	204,508	118,410
Net income attributable to non-controlling interests	(542)	(350)	(930)	(705)

Net income attributable to common stockholders	110,963	60,338	203,578	117,705
Net income available to participating securities	(148)	(96)	(368)	(191)

Net income available to common stockholders — basic and diluted (Note 12)	$110,815	$60,242	$203,210	$117,514

Weighted average common shares outstanding — basic	610,331,643	567,931,472	608,381,768	567,655,034
Weighted average common shares outstanding — diluted	611,620,475	569,283,166	609,775,270	569,056,182

Net income per common share — basic	$0.18	$0.11	$0.33	$0.21
Net income per common share — diluted	$0.18	$0.11	$0.33	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$111,505	$60,688	$204,508	$118,410

Other comprehensive income
Unrealized gains (losses) on interest rate swaps	37,474	(21,190)	213,539	58,869
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	23,018	38,256	54,246	75,899
Other comprehensive income	60,492	17,066	267,785	134,768
Comprehensive income	171,997	77,754	472,293	253,178
Comprehensive income attributable to non-controlling interests	(785)	(593)	(2,062)	(1,666)

Comprehensive income attributable to common stockholders	$171,212	$77,161	$470,231	$251,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2022
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2022	609,844,461	$6,098	$11,093,786	$(836,494)	$(80,534)	$10,182,856	$42,276	$10,225,132
Capital distributions	—	—	—	—	—	—	(915)	(915)
Net income	—	—	—	110,963	—	110,963	542	111,505
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	(134,744)	—	(134,744)	—	(134,744)
Issuance of common stock — settlement of RSUs, net of tax	155,294	2	(1,880)	—	—	(1,878)	—	(1,878)
Issuance of common stock, net	360,154	4	14,404	—	—	14,408	—	14,408
Share-based compensation expense	—	—	6,836	—	—	6,836	1,153	7,989
Total other comprehensive income	—	—	—	—	60,249	60,249	243	60,492
Balance as of June 30, 2022	610,359,909	$6,104	$11,113,146	$(860,275)	$(20,285)	$10,238,690	$43,299	$10,281,989

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	601,045,438	$6,010	$10,873,539	$(794,869)	$(286,938)	$9,797,742	$41,062	$9,838,804
Capital distributions	—	—	—	—	—	—	(1,495)	(1,495)
Net income	—	—	—	203,578	—	203,578	930	204,508
Dividends and dividend equivalents declared ($0.44 per share)	—	—	—	(268,984)	—	(268,984)	—	(268,984)
Issuance of common stock — settlement of RSUs, net of tax	659,283	7	(12,857)	—	—	(12,850)	—	(12,850)
Issuance of common stock — settlement of 2022 Convertible Notes	6,216,261	62	141,157	—	—	141,219	—	141,219
Issuance of common stock, net	2,438,927	25	98,342	—	—	98,367	—	98,367
Share-based compensation expense	—	—	12,965	—	—	12,965	1,670	14,635
Total other comprehensive income	—	—	—	—	266,653	266,653	1,132	267,785
Balance as of June 30, 2022	610,359,909	$6,104	$11,113,146	$(860,275)	$(20,285)	$10,238,690	$43,299	$10,281,989

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$204,508	$118,410

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314,368	289,781
Share-based compensation expense	14,635	15,020
Amortization of deferred leasing costs	4,094	5,546
Amortization of deferred financing costs	7,195	6,567
Amortization of debt discounts	855	2,828
Provisions for impairment	137	524
(Gains) losses on investments in equity securities, net	3,204	10,142
Gain on sale of property, net of tax	(45,534)	(32,403)
Change in fair value of derivative instruments	4,775	7,179
Loss (income) from investments in unconsolidated joint ventures, net of operating distributions	5,611	(136)
Other non-cash amounts included in net income	581	2,145
Changes in operating assets and liabilities:
Other assets, net	(7,419)	(13,843)
Accounts payable and accrued expenses	50,063	67,059
Resident security deposits	6,246	4,289
Other liabilities	(11,262)	(13,007)
Net cash provided by operating activities	552,057	470,101

Investing Activities:
Amounts deposited and held by others	(26,961)	(11,185)
Acquisition of single-family residential properties	(416,288)	(305,976)
Initial renovations to single-family residential properties	(72,797)	(37,457)
Other capital expenditures for single-family residential properties	(91,271)	(72,060)
Proceeds from sale of single-family residential properties	114,856	136,951
Repayment proceeds from retained debt securities	42,170	16,211
Proceeds from sale of investments in equity securities	5,762	2,607
Investments in unconsolidated joint ventures	(121,588)	(9,000)
Non-operating distributions from unconsolidated joint ventures	1,642	880
Other investing activities	(16,209)	(3,846)
Net cash used in investing activities	(580,684)	(282,875)

Financing Activities:
Payment of dividends and dividend equivalents	(269,808)	(193,827)
Distributions to non-controlling interests	(1,495)	(1,211)
Payment of taxes related to net share settlement of RSUs	(12,850)	(9,403)
Payments on mortgage loans	(845,225)	(323,355)
Proceeds from unsecured notes	598,434	300,000
Proceeds from term loan facilities	150,000	—
Proceeds from revolving facility	130,000	300,000
Payments on revolving facility	(130,000)	(300,000)
Proceeds from issuance of common stock, net	98,367	—
Deferred financing costs paid	(13,046)	(1,666)
Other financing activities	(15,012)	(1,388)
Net cash used in financing activities	(310,635)	(230,850)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2022	2021
Change in cash, cash equivalents, and restricted cash	(339,262)	(43,624)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	818,858	411,768
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$479,596	$368,144

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$130,112	$149,086
Cash paid for income taxes	1,107	501
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,075	2,965
Financing cash flows from finance leases	1,388	1,282

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$7,938	$6,207
Accrued residential property capital improvements at period end	11,714	9,161
Transfer of residential property, net to other assets, net for held for sale assets	44,274	45,643
Change in other comprehensive loss from cash flow hedges	263,045	127,694
ROU assets obtained in exchange for operating lease liabilities	1,592	1,452
ROU assets obtained in exchange for finance lease liabilities	295	—
Net settlement of 2022 Convertible Notes in shares of common stock	141,219	6

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2022, INVH owns 99.5% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, and the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall weaker economic conditions, ongoing geopolitical tensions, uncertainty in financial markets, including the impact of inflation and rising interest rates, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations.
Additionally, we may continue to be subject to risks related to the ongoing COVID-19 pandemic and its accompanying variants, including the adverse health impact on the general population, our residents, associates, and suppliers, direct and indirect economic effects of the pandemic and containment measures, the overall reopening progress in the states and municipalities in which we operate, financial hardship experienced by our residents, and the potential long-term changes in consumer spending and preferences. As such, we continue to closely monitor the impact of the pandemic on all aspects of our business and actively manage our response thereto in collaboration with our residents and business partners. While we have taken steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2022 (the FASB has proposed an extension through December 31, 2024). We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. We have and will continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. To date, specific changes include the June 2022 issuance of a secured term loan facility that is indexed to the Secured Overnight Financing Rate (“SOFR”). Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. We continue to evaluate the impact of the guidance and may apply other applicable elections as additional changes in the market and with respect to our debt and derivative instruments occur.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2022	December 31, 2021
Land	$4,802,144	$4,737,938
Single-family residential property	15,018,795	14,610,188
Capital improvements	551,665	540,252
Equipment	122,143	120,003
Total gross investments in the properties	20,494,747	20,008,381
Less: accumulated depreciation	(3,369,562)	(3,073,059)
Investments in single-family residential properties, net	$17,125,185	$16,935,322

As of June 30, 2022 and December 31, 2021, the carrying amount of the residential properties above includes $127,922 and $125,236, respectively, of capitalized acquisition costs (excluding purchase price), along with $73,477 and $70,145, respectively, of capitalized interest, $30,006 and $28,211, respectively, of capitalized property taxes, $4,954 and $4,762, respectively, of capitalized insurance, and $3,528 and $3,280, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended June 30, 2022 and 2021, we recognized $156,433 and $143,607, respectively, of depreciation expense related to the components of the properties, and $2,139 and $1,673, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended June 30, 2022 and 2021, impairments totaling $36 and $93, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the six months ended June 30, 2022 and 2021, we recognized $310,073 and $286,391, respectively, of depreciation expense related to the components of the properties, and $4,295 and $3,390, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2022 and 2021, impairments totaling $137 and $524, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$272,708	$610,166
Restricted cash	206,888	208,692
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$479,596	$818,858
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
The balances of our restricted cash accounts, as of June 30, 2022 and December 31, 2021, are set forth in the table below. As of June 30, 2022 and December 31, 2021, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	June 30, 2022	December 31, 2021
Resident security deposits	$171,441	$165,454
Property taxes	17,909	12,615
Collections	11,673	21,402
Capital expenditures	2,833	4,368
Letters of credit	2,106	3,682
Special and other reserves	926	1,171
Total	$206,888	$208,692
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of June 30, 2022 and December 31, 2021:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
2020 Rockpoint JV(1)	20.0%	2,538	2,004	$73,112	$54,579
2022 Rockpoint JV(2)	16.7%	19	N/A	5,487	—
FNMA(3)	10.0%	509	522	51,120	52,791
Pathway Property Company(4)	100.0%	195	N/A	93,106	—
Pathway Operating Company(5)	15.0%	N/A	N/A	21,905	23,025
Total				$244,730	$130,395

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes primarily located in the Western United States, Southeast United States, and Florida.
(3)Owns homes primarily located in Arizona, California, and Nevada.
(4)Owns homes within the Western United States and Southeast United States.
(5)Represents an investment in an operating company that provides a technology platform and asset management services.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

In October 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture that will acquire homes in markets where we already own homes (the “2020 Rockpoint JV”). As of February 2021, the joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of June 30, 2022, we have fully funded our capital commitment to the 2020 Rockpoint JV. The administrative member of the 2020 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees for the 2020 Rockpoint JV.
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of June 30, 2022, we have funded $5,000 to the 2022 Rockpoint JV, and our remaining equity commitment is $45,000. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees for the 2022 Rockpoint JV.
We acquired our interest in the joint venture with the Federal National Mortgage Association (“FNMA”) via the SWH merger. The managing member of the FNMA joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to FNMA’s approval of major decisions. We earn property and asset management fees for the FNMA joint venture.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of June 30, 2022, we have funded $96,700 to Pathway Property Company, and our remaining equity commitment is $128,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from the homes owned by Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.
We recorded income (loss) from these investments for the three months ended June 30, 2022 and 2021, totaling $(2,701) and $11, respectively, and for the six months ended June 30, 2022 and 2021, totaling $(5,021) and $362, respectively, which is included in income (loss) from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended June 30, 2022 and 2021, we earned $2,759 and $1,015, respectively, and for the six months ended June 30, 2022 and 2021, we earned $4,870 and $1,786, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 6—Other Assets
As of June 30, 2022 and December 31, 2021, the balances in other assets, net are as follows:

	June 30, 2022	December 31, 2021
Investments in debt securities, net	$115,179	$157,173
Amounts deposited and held by others	90,285	62,241
Prepaid expenses	47,769	41,490
Rent and other receivables, net	37,170	37,473
Held for sale assets(1)	25,429	20,022
Investments in equity securities	19,798	16,337
Corporate fixed assets, net	17,563	16,595
ROU lease assets — operating and finance, net	15,487	16,975
Deferred financing costs, net	7,300	8,751
Deferred leasing costs, net	3,064	5,837
Derivative instruments (Note 8)	7,285	6
Other	12,937	12,164
Total	$399,266	$395,064

(1)As of June 30, 2022 and December 31, 2021, 106 and 80 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $115,179, net of unamortized discounts of $1,761 as of June 30, 2022. These investments in debt securities are classified as held to maturity investments. As of June 30, 2022, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next six months to five years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended June 30, 2022 and 2021, rental revenues and other property income includes $34,078 and $28,253 of variable lease payments, respectively. For the six months ended June 30, 2022 and 2021, rental revenues and other property income includes $67,126 and $52,647 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of June 30, 2022 are as follows:

Year	Lease Payments to be Received
Remainder of 2022	$785,613
2023	550,383
2024	54,665
2025	—
2026	—
Thereafter	—
Total	$1,390,661
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of June 30, 2022 and December 31, 2021, the values of our investments in equity securities are as follows:

	June 30, 2022	December 31, 2021
Investments with a readily determinable fair value	$1,603	$10,499
Investments without a readily determinable fair value	18,195	5,838
Total	$19,798	$16,337
The components of gains (losses) on investments in equity securities, net as of three and six months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$—	$(447)	$(1,452)	$(669)
Net unrealized losses on investments still held at the reporting date — with a readily determinable fair value	(172)	(6,555)	(1,752)	(9,473)
Total	$(172)	$(7,002)	$(3,204)	$(10,142)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$10,586	$4,901	$10,959	$6,016
Other liabilities (Note 14)	12,737	4,691	13,256	5,784
Weighted average remaining lease term	3.3 years	1.9 years	3.7 years	2.2 years
Weighted average discount rate	3.2%	4.0%	3.2%	4.0%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of June 30, 2022 and December 31, 2021, the unamortized balances of these deferred financing costs are $7,300 and $8,751, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2022 and December 31, 2021:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	June 30, 2022	December 31, 2021
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$992,889	$993,703
IH 2018-1(7)	February 8, 2018	March 9, 2023	March 9, 2025	2.67%	76-131 bps	563,116	568,495
IH 2018-2	May 8, 2018	June 9, 2022	N/A	N/A	N/A	—	629,237
IH 2018-3	June 28, 2018	April 8, 2022	N/A	N/A	N/A	—	204,637
IH 2018-4(7)	November 7, 2018	January 9, 2023	January 9, 2026	3.01%	115-145 bps	664,566	669,548
Total Securitizations						2,220,571	3,065,620
Less: deferred financing costs, net						(8,832)	(9,767)
Total						$2,211,739	$3,055,853

(1)Maturity date represents repayment date for mortgage loans which have been repaid in full prior to June 30, 2022. For all other mortgage loans, the maturity dates above reflect all extension options that have been exercised.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of June 30, 2022, LIBOR was 1.79%. IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of June 30, 2022.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $1,761 and $1,937 as of June 30, 2022 and December 31, 2021, respectively.
(7)The initial maturity term of each of these mortgage loans is two years, individually subject to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-4 mortgage loan has exercised the second extension option, and our IH 2018-1 mortgage loan has exercised the third extension option. The maturity dates above reflect all extensions that have been exercised.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2022 and December 31, 2021, a total of 14,702 and 26,950 homes, respectively, with a gross book value of $3,543,986 and $6,043,652, respectively, and a net book value of $2,937,988 and $4,922,037, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2018-1 and IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 0.76% to 1.45%.
The retained certificates, net of discount, total $115,179 and $157,173 as of June 30, 2022 and December 31, 2021, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2022 and 2021, we made voluntary and mandatory prepayments of $845,225 and $323,355, respectively, under the terms of the mortgage loan agreements. For the six months ended June 30, 2022, prepayments included the full repayment of the 2018-2 and 2018-3 mortgage loans.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2022 and December 31, 2021:

	Maturity Date	Interest Rate(1)	June 30, 2022	December 31, 2021
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(1,942)	(2,050)
Secured Term Loan, net			$401,421	$401,313

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
Collateral
The Secured Term Loan’s collateral pool contains 3,334 homes as of June 30, 2022 and December 31, 2021 with a gross book value of $806,038 and $801,318, respectively, and a net book value of $694,886 and $703,492, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. No such prepayments were made during the six months ended June 30, 2022 and 2021.

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
The following table sets forth a summary of our Unsecured Notes as of June 30, 2022 and December 31, 2021:

	Interest Rate(1)	June 30, 2022	December 31, 2021
Total Unsecured Notes, net(2)	2.00% — 4.15%	$2,537,445	$1,938,425
Deferred financing costs, net		(21,086)	(16,451)
Total		$2,516,359	$1,921,974

(1)Represents the range of contractual rates in place as of June 30, 2022.
(2)Net of unamortized discount of $12,555 and $11,575 as of June 30, 2022 and December 31, 2021. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
Current Year Activity
On March 25, 2022, we priced a public offering of $600,000 aggregate principal amount of 4.15% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of June 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.
Term Loan Facilities and Revolving Facility
On December 8, 2020, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility (the “Credit Facility”). The Credit Facility provides $3,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”) and a $2,500,000 term loan facility (the “2020 Term Loan Facility”), both of which mature on January 31, 2025, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the 2020 Term Loan Facility such that the aggregate amount does not exceed $4,000,000 at any time), subject to certain limitations.
On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans (the “2022 Term Loan Facility;” and together with the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provides $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and up to three delayed draw term loans (the “Delayed Draw Term Loans”) totaling $575,000 which may be drawn during the six month period following the effective date of the 2022 Term Loan Facility. The Initial Term Loan and any Delayed Draw Term Loans (together, the “2022 Term Loans”) mature on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations.
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facilities as of June 30, 2022 and December 31, 2021:

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
2020 Term Loan Facility(1)(2)	January 31, 2025	2.79%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	3.03%	150,000	—
Total Term Loan Facilities			2,650,000	2,500,000
Less: deferred financing costs, net			(25,588)	(21,878)
Term Loan Facilities, net			$2,624,412	$2,478,122

Revolving Facility(1)(2)	January 31, 2025	2.68%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of June 30, 2022, the applicable margins were 1.00% and 0.89%, respectively, and LIBOR was 1.79%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on SOFR adjusted for a 0.10% credit spread adjustment (“Adjusted SOFR”), plus the applicable margin. As of June 30, 2022, the applicable margin was 1.24%, and Adjusted SOFR was 1.79%.

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
Borrowings under the 2022 Term Loan Facility bear interest, at our option, at a rate equal to a margin over either (a) Adjusted SOFR for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) SOFR for a one-month interest period plus 1.00%.
The current margins for the Term Loan Facilities and the Revolving Facility under are as follows:

	Base Rate Loans			LIBOR Rate Loans			SOFR Rate Loans
2020 Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%	N/A
2022 Term Loan Facility	0.15%	—	1.20%	N/A			1.15%	—	2.20%
Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%	N/A
The Revolving Facility and the 2022 Term Loan Facility include a sustainability component whereby pricing can improve upon our achievement of certain sustainability ratings, determined via an independent third party evaluation.
Prior to the Pricing Grid Conversion, the margins for the Credit Facility were based on a total leverage based grid. The margins for the 2020 Term Loan Facility and Revolving Facility under the total leverage based grid were as follows:

	Base Rate Loans			LIBOR Rate Loans
2020 Term Loan Facility	0.45%	—	1.15%	1.45%	—	2.15%
Revolving Facility	0.50%	—	1.15%	1.50%	—	2.15%

In addition to paying interest on outstanding principal, we are required to pay certain facility and unused commitment fees. Under the Credit Facility, we are required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees. Prior to the Pricing Grid Conversion, instead of a facility fee, we were required to pay an unused facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate was either 0.30% or 0.20% per annum for the Revolving Facility. Under the 2022 Term Loan Facility, we are required to pay an unused commitment fee to the lenders equal to the daily unused balance of the Delayed Draw Term Loan commitments at a rate of 0.20% per annum.
Prepayments and Amortization
No principal reductions are required under the Credit Facility or the 2022 Term Loan Facility. We are permitted to voluntarily repay amounts outstanding under the 2020 Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans. We are also permitted to voluntarily repay amounts outstanding under the 2022 Term Loan Facility (a) on or prior to the first anniversary of the closing subject to a 2.0% prepayment fee, (b) on or prior to the second anniversary of the closing subject to a 1.0% prepayment fee, and (c) at any time thereafter without premium or penalty. Once repaid, no further borrowings will be permitted under the Term Loan Facilities.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Loan Covenants
The Credit Facility and the 2022 Term Loan Facility contain certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of our subsidiaries to (i) engage in certain mergers, consolidations, or liquidations, (ii) sell, lease, or transfer all or substantially all of their respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) enter into certain burdensome agreements.
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse. If at any time we do not have an Investment Grade Rating, we will also be required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder. As of June 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility and the 2022 Term Loan Facility.
Guarantees
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
On September 17, 2021, as a result of the execution of a parent guaranty agreement, the obligations under the Credit Facility became guaranteed on a joint and several basis by INVH and two of its wholly owned subsidiaries, the General Partner and IH Merger Sub. In connection with the 2022 Term Loan Facility, we entered into a similar parent guaranty agreement for INVH, the General Partner, and IH Merger Sub.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2022:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)	Total
2022	$—	$—	$—	$—	$—	$—
2023	1,227,682	—	—	—	—	1,227,682
2024	—	—	—	—	—	—
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
Thereafter	994,650	403,363	2,550,000	150,000	—	4,098,013
Total	2,222,332	403,363	2,550,000	2,650,000	—	7,825,695
Less: deferred financing costs, net	(8,832)	(1,942)	(21,086)	(25,588)	—	(57,448)
Less: unamortized debt discount	(1,761)	—	(12,555)	—	—	(14,316)
Total	$2,211,739	$401,421	$2,516,359	$2,624,412	$—	$7,753,931

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of June 30, 2022. If fully extended, we would have no mortgage loans maturing before 2025. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)If we exercise the two six month extension options, the maturity date for the 2022 Term Loan Facility and the Revolving Facility will be January 31, 2026.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, each of our swap agreements is indexed to one month LIBOR and is designated for hedge accounting purposes. One month LIBOR is set to expire after June 30, 2023, and we will work with the counterparties to our swap agreements to adjust each floating rate to a comparable or successor rate (see Note 2 for additional information about reference rate reform and our transition from LIBOR) . Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The table below summarizes our interest rate swap instruments as of June 30, 2022:

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

During the six months ended June 30, 2022, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292 in connection with these terminations.
During the three and six months ended June 30, 2022 and 2021, the derivatives in the table above were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $2,160 will be reclassified to earnings as an increase in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 6.87% to 9.00%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2022	December 31, 2021	Balance Sheet Location	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$7,253	$—	Other liabilities	$2,073	$271,156

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	32	6	Other liabilities	—	—
Total		$7,285	$6		$2,073	$271,156
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2022 and December 31, 2021:

	June 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$7,285	$—	$7,285	$(2,073)	$—	$5,212
Offsetting liabilities:
Derivatives	$2,073	$—	$2,073	$(2,073)	$—	$—

	December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$6	$—	$6	$—	$—	$6
Offsetting liabilities:
Derivatives	$271,156	$—	$271,156	$—	$—	$271,156

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2022	2021		2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$37,474	$(21,190)	Interest expense	$(23,018)	$(38,256)	$74,840	$80,764

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended June 30,
		2022	2021
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$55	$74
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021:

	Amount of Gain Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021		2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$213,539	$58,869	Interest expense	$(54,246)	$(75,899)	$149,229	$164,170

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Six Months Ended Ended June 30,
		2022	2021
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$35	$105

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
As of June 30, 2022, the fair value of certain derivatives in a net liability position was $2,073. If we had breached any of these provisions at June 30, 2022, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $2,737.
Note 9—Stockholders' Equity
As of June 30, 2022, we have issued 610,359,909 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of June 30, 2022, 2,787,395 outstanding OP Units are redeemable.
During the three and six months ended June 30, 2022, we issued 515,448 and 9,314,471 shares of common stock, respectively. During the three and six months ended June 30, 2021, we issued 1,068,110 and 1,600,878 shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and six months ended June 30, 2022, we sold 360,154 and 2,438,927 shares of our common stock under our 2021 ATM Equity Program, respectively, generating net proceeds of $14,408 and $98,367, respectively, after giving effect to Agent commissions and other costs totaling $320 and $1,633, respectively. As of June 30, 2022, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
On August 22, 2019, we entered into distribution agreements with a syndicate of banks, pursuant to which we sold, from time to time, up to an aggregate sales price of $800,000 of our common stock (the “2019 ATM Equity Program”). We terminated the 2019 ATM Equity Program immediately after entering into the 2021 ATM Equity Program, and we did not sell any shares of common stock under the 2019 ATM Equity Program during the three and six months ended June 30, 2021.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes our dividends declared from January 1, 2021 through June 30, 2022:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q2-2022	May 10, 2022	$0.22	May 27, 2022	$134,744
Q1-2022	February 14, 2022	0.22	February 28, 2022	134,240
Q4-2021	November 9, 2021	0.17	November 24, 2021	102,180
Q3-2021	August 10, 2021	0.17	August 27, 2021	98,965
Q2-2021	May 11, 2021	0.17	May 28, 2021	97,054
Q1-2021	February 10, 2021	0.17	February 26, 2021	96,933
On July 19, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on August 9, 2022, which is payable on August 26, 2022 (see Note 15).
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
Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2022.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the six months ended June 30, 2022, we granted 639,400 RSUs, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the six months ended June 30, 2022, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 285,601 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Awards
During the six months ended June 30, 2022, we granted 106,975 time-vesting RSUs in the form of retention awards to certain associates which will fully vest on March 1, 2025, subject to continued employment through the vesting date.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Director Awards
During the six months ended June 30, 2022, we granted 36,912 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2023 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included rigorous market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, and 25% will vest on each of the first and second anniversaries of March 31, 2022, subject to continued employment. The estimated fair value of 2019 Outperformance Awards that fully vested during the six months ended June 30, 2022 was $6,134. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date will be calculated consistent with the award terms. To the extent performance through the Interim Measurement Date would result in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amounts will be guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. We issued 2022 Outperformance Awards with an approximate aggregate $20,900 grant-date fair value as determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds. The grant-date fair value will be amortized ratably over each vesting period.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the six months ended June 30, 2022:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2021	397,085	$29.05	1,097,537	$28.38	1,494,622	$28.56
Granted	339,187	37.39	729,701	31.46	1,068,888	33.34
Vested(2)	(211,815)	(28.79)	(602,994)	(24.67)	(814,809)	(25.74)
Forfeited / canceled	(4,015)	(34.30)	(6,840)	(29.65)	(10,855)	(31.37)
Balance, June 30, 2022	520,442	$34.55	1,217,404	$32.06	1,737,846	$32.81

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the six months ended June 30, 2022 was $21,036. During the six months ended June 30, 2022, 1,349 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the six months ended June 30, 2022:

For the Six Months Ended June 30,
Expected volatility(1)	28.9% — 33.6%
Risk-free rate	1.72% — 2.59%
Expected holding period (years)	2.84 — 3.00

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2022 and 2021, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$6,195	$7,503	$11,415	$12,143
Property management expense	1,794	1,703	3,220	2,877
Total	$7,989	$9,206	$14,635	$15,020
As of June 30, 2022, there is $57,118 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.36 years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of June 30, 2022 and December 31, 2021, refer to Note 6.
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$115,179	$113,440	$157,173	$161,356

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$2,237,445	$1,861,966	$1,638,425	$1,599,001
Mortgage loans(3)	Level 2	2,220,571	2,155,840	3,065,620	3,110,862
Unsecured Notes — private placement(4)	Level 2	300,000	240,521	300,000	298,822
Secured Term Loan(5)	Level 3	403,363	375,972	403,363	422,519
Term Loan Facilities(6)	Level 3	2,650,000	2,655,317	2,500,000	2,506,159
Convertible Senior Notes(7)	Level 3	—	—	141,397	141,631

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $12,555 and $11,575 of unamortized discount and excludes $19,654 and $14,934 of deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.
(3)The carrying values of the mortgage loans are shown net of discount and exclude $8,832 and $9,767 of deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,432 and $1,517 of deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,942 and $2,050 of deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.
(6)The carrying values of the Term Loan Facilities exclude $25,588 and $21,878 of deferred financing costs as of June 30, 2022 and December 31, 2021, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of June 30, 2022:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$375,972	Discounted Cash Flow	Effective Rate	4.51%
Term Loan Facilities	2,655,317	Discounted Cash Flow	Effective Rate	2.80%	—	4.75%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$213	$672	$736	$2,953
Total impairments	(36)	(93)	(137)	(524)
Fair value	$177	$579	$599	$2,429
We did not record any impairments for our investments in single-family residential properties, net held for use during the three and six months ended June 30, 2022 and 2021. For additional information related to our single-family residential properties as of June 30, 2022 and December 31, 2021, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$110,815	$60,242	$203,210	$117,514

Denominator:
Weighted average common shares outstanding — basic	610,331,643	567,931,472	608,381,768	567,655,034
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,288,832	1,351,694	1,393,502	1,401,148
Weighted average common shares outstanding — diluted	611,620,475	569,283,166	609,775,270	569,056,182

Net income per common share — basic	$0.18	$0.11	$0.33	$0.21
Net income per common share — diluted	$0.18	$0.11	$0.33	$0.21
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, the following number of incremental shares attributed to non-vested share-based awards are excluded from the denominator: for the three months ended June 30, 2022, 206; for the six months ended June 30, 2022 and 2021, 31,881 and 33,877, respectively. There were not any anti-dilutive incremental shares attributed to non-vested share-based awards for the three months ended June 30, 2021.
For the three and six months ended June 30, 2022 and 2021, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the six months ended June 30, 2022, using the “if-converted” method, 584,966 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. The outstanding balance of the 2022 Convertible Notes was settled in January 2022. As such they had no effect on potential dilution for the three months ended June 30, 2022. For the three and six months ended June 30, 2021, using the “if-converted” method, 15,160,692 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the 2022 Convertible Notes for the three and six months ended June 30, 2022 and 2021. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of June 30, 2022 and December 31, 2021, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to state and local income taxes or Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $83 and $142 of current income tax expense for the three months ended June 30, 2022 and 2021, respectively, and resulted in $162 and $383 of current income tax expense for the six months ended June 30, 2022 and 2021, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of June 30, 2022, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2022	$2,364	$1,501
2023	3,885	2,563
2024	3,526	827
2025	2,110	109
2026	1,028	6
Thereafter	500	—
Total lease payments	13,413	5,006
Less: imputed interest	(676)	(315)
Total lease liability	$12,737	$4,691
The components of lease expense for the three and six months ended June 30, 2022 and 2021 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost:
Fixed lease cost	$831	$1,055	$1,666	$2,114
Variable lease cost	377	261	749	604
Total operating lease cost	$1,208	$1,316	$2,415	$2,718

Finance lease cost:
Amortization of ROU assets	$695	$712	$1,380	$1,416
Interest on lease liabilities	59	70	127	156
Total finance lease cost	$754	$782	$1,507	$1,572

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,029 homes over the next five years. Estimated remaining commitments under these agreements total approximately $620,000 as of June 30, 2022.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2022, there are no material contingent liabilities related to uninsured losses with respect to our properties.

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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2022, for potential recognition or disclosure.
Dividend Declaration
On July 19, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on August 9, 2022, which is payable on August 26, 2022.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of June 30, 2022, we are meeting the needs of a growing share of Americans who prefer the ease of leasing over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Impact of Macroeconomic Trends
In March 2020, interest rates reached historically low levels, in large part driven by the impacts of COVID-19 on the United States economy. More recently, high consumer demand, low interest rates, global supply chain disruptions, and other factors have contributed to rapidly accelerating economic inflation to an annual inflation rate of 9.1% for the twelve months ended June 30, 2022, the largest annual increase since November 1981. To offset the impacts of inflation, since March 2022, the Federal Open Market Committee has raised short-term interest rates and may continue to do for some period of time.
Overall weaker economic conditions, ongoing geopolitical tensions, uncertainty in financial markets, including the impact of inflation and rising interest rates, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations.
Continuing Impact of COVID-19
The ongoing COVID-19 pandemic continues to create many unknowns that may impact our residents, associates, and suppliers. The ultimate impacts remain unknown, but have included and could range from macroeconomic effects (such as continued strain on global and United States economic conditions and disruptions to, and volatility in, the credit and financial markets, consumer spending, supply chains, and the market for acquisition and disposition of single-family homes) to more industry-specific effects (such as depressed collection rates, higher or lower occupancy levels, and restrictions on evictions, collections, rent increases, and late fees), and other unanticipated consequences. As such, we continue to closely monitor the impact of the pandemic on all aspects of our business and actively manage our response thereto in collaboration with our residents and business partners.
The overall impact of the ongoing COVID-19 pandemic has not created significant disruptions to our business model during the six months ended June 30, 2022 and 2021.
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
Climate Change
Climate change continues to attract considerable public, political, and scientific attention. Experiencing or addressing the various physical, regulatory, and adaptation/transition risks of climate change may affect our profitability. Government authorities, including the SEC, and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. Implementation of any voluntary improvements requires consideration of multiple factors, including whether such elections would raise our costs to maintain our homes. Alternatively, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors and/or increase the vulnerability of our residents to rising energy and water expenses and use restrictions.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2022 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,826	97.6%	$2,779	$1.64	12.0%
Northern California	4,467	94.6%	2,486	1.59	6.2%
Seattle	4,086	92.3%	2,602	1.35	5.8%
Phoenix	8,885	95.4%	1,808	1.08	9.2%
Las Vegas	3,176	95.2%	2,024	1.02	3.6%
Denver	2,671	89.4%	2,360	1.29	3.4%
Western United States Subtotal	31,111	94.9%	2,326	1.34	40.2%

Florida:
South Florida	8,346	97.8%	2,560	1.37	12.1%
Tampa	8,580	97.2%	1,995	1.07	9.9%
Orlando	6,446	97.3%	1,963	1.05	7.2%
Jacksonville	1,928	96.9%	1,967	0.99	2.2%
Florida Subtotal	25,300	97.4%	2,172	1.16	31.4%

Southeast United States:
Atlanta	12,686	97.0%	1,793	0.87	13.1%
Carolinas	5,356	94.9%	1,844	0.86	5.5%
Southeast United States Subtotal	18,042	96.4%	1,808	0.87	18.6%

Texas:
Houston	2,119	96.7%	1,724	0.89	2.1%
Dallas	2,857	95.7%	2,027	0.99	3.3%
Texas Subtotal	4,976	96.1%	1,897	0.95	5.4%

Midwest United States:
Chicago	2,548	97.6%	2,152	1.34	3.1%
Minneapolis	1,116	97.1%	2,129	1.09	1.3%
Midwest United States Subtotal	3,664	97.4%	2,145	1.25	4.4%

Total / Average	83,093	96.2%	$2,132	$1.14	100.0%
Same Store Total / Average	75,215	98.0%	$2,124	$1.14	92.1%

(1)As of June 30, 2022.
(2)Represents average occupancy for the three months ended June 30, 2022.
(3)Represents average monthly rent for the three months ended June 30, 2022.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2022.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including rapidly accelerating economic inflation, and the ongoing and numerous adverse impacts of COVID-19.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.6% of our rental revenues and other property income during the three months ended June 30, 2022. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Collection Rates: Our rental revenues and other property income are impacted by the rate at which we collect such revenues from our residents. Despite our efforts to assist residents facing financial hardships who need flexibility to fulfill their lease obligations, a portion of amounts receivable may not ultimately be collected. Any amounts billed to residents that have been deemed uncollectible along with our estimate of amounts that may ultimately be uncollectible decrease our rental revenues and other property income.
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook, including the impact of rising inflation and interest rates which could adversely affect demand for our properties.
Property Improvements and Maintenance: Property improvements and maintenance impact capital expenditures, property operating and maintenance expense, and rental revenues. We actively manage our homes on a total portfolio basis to determine what capital and maintenance needs may be required and what opportunities we may have to generate additional revenues or expense savings from such expenditures. As a result of current inflationary trends, we have experienced, and expect to continue to incur, increased costs for certain materials and services necessary to improve and maintain our homes. We continue to actively manage the impact of inflation on these costs, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
Property Acquisitions and Renovations: Future growth in rental revenues and other property income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. All of these factors may be negatively impacted by current inflationary trends and rising interest rates, potentially reducing the number of homes we acquire.
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, whether the property was vacant when acquired, and whether there are any state or local restrictions on our ability to complete renovations as an essential business function. Additionally, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business have increased the time required to renovate our homes. As a result of current inflationary trends, we have experienced, and expect to continue to incur, increased costs for certain materials and services necessary to renovate our homes.We continue to actively manage the impact of inflation on the cost of renovations, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
Financing Arrangements: Financing arrangements directly impact our interest expense, our various debt instruments, and our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants and other terms and conditions, including variable interest rates in some cases, that are impacted by market conditions. Current macroeconomic conditions may continue to negatively affect volatility, availability of funds, and transaction costs (including interest rates) within financial markets. These factors may also negatively affect our ability to access financial markets as well as our business, results of operations, and financial condition. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
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
Management Fee Revenues
Management fee revenues consist of asset and property management fees from our unconsolidated joint ventures.
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
Results of Operations
Portfolio Information
As of June 30, 2022 and 2021, we owned 83,093 and 80,612 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2022 and 2021, we acquired 511 and 494 homes, respectively, and sold 176 and 212 homes, respectively. During the three months ended June 30, 2022 and 2021, we owned an average of 82,877 and 80,412 single-family rental homes, respectively. During the six months ended June 30, 2022 and 2021, we acquired 1,029 and 895 homes, respectively, and sold 317 and 460 homes, respectively. During the six months ended June 30, 2022 and 2021, we owned an average of 82,726 and 80,315 single-family rental homes, respectively.

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
As of June 30, 2022, our Same Store portfolio consisted of 75,215 single-family rental homes.
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenues:
Rental revenues and other property income	$554,541	$490,618	$63,923	13.0%
Management fee revenues	2,759	1,015	1,744	171.8%
Total revenues	557,300	491,633	65,667	13.4%

Expenses:
Property operating and maintenance	190,680	175,422	15,258	8.7%
Property management expense	21,814	17,696	4,118	23.3%
General and administrative	19,342	19,828	(486)	(2.5)%
Interest expense	74,840	80,764	(5,924)	(7.3)%
Depreciation and amortization	158,572	145,280	13,292	9.1%
Impairment and other	1,355	980	375	38.3%
Total expenses	466,603	439,970	26,633	6.1%

Gains (losses) on investments in equity securities, net	(172)	(7,002)	6,830	97.5%
Other, net	(3,827)	(1,903)	(1,924)	(101.1)%
Gain on sale of property, net of tax	27,508	17,919	9,589	53.5%
Income (loss) from investments in unconsolidated joint ventures	(2,701)	11	(2,712)	N/M

Net income	$111,505	$60,688	$50,817	83.7%
Revenues
For the three months ended June 30, 2022 and 2021, total revenues were $557.3 million and $491.6 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended June 30, 2022 and 2021, total portfolio rental revenues and other property income totaled $554.5 million and $490.6 million, respectively, an increase of 13.0%, driven by an increase in average monthly rent per occupied home and a 2,465 home increase between periods in the average number of homes owned, partially offset by a 140 bps reduction in occupancy.
Average occupancy for the three months ended June 30, 2022 and 2021 for the total portfolio was 96.2% and 97.6%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2022 and 2021 was $2,132 and $1,943, respectively, a 9.7% increase. For our Same Store portfolio, average occupancy was 98.0% and 98.4% for the three months ended June 30, 2022 and 2021, respectively, and average monthly rent per occupied home for the three months ended June 30, 2022 and 2021 was $2,124 and $1,942, respectively, a 9.4% increase.

The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2022 and 2021 was 23.3% and 27.0%, respectively. For the Same Store portfolio, an average home remained unoccupied for 32 and 23 days between residents for the three months ended June 30, 2022 and 2021, respectively. The decrease in annualized turnover rate only partially offset the increase in days to re-resident resulting in an overall decrease in average occupancy on a year over year basis. During the three months ended June 30, 2021, our turnover rate may have been impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who were not inclined to relocate during a pandemic). These moratoriums have now generally been lifted in the vast majority of our markets.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 10.2% and 5.8% for the three months ended June 30, 2022 and 2021, respectively, and new lease net effective rental rate growth for the total portfolio averaged 16.3% and 13.8% for the three months ended June 30, 2022 and 2021, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 10.2% and 5.8% for the three months ended June 30, 2022 and 2021, respectively, and new lease net effective rental rate growth averaged 16.7% and 13.7% for the three months ended June 30, 2022 and 2021, respectively.
Other property income for the three months ended June 30, 2022 increased compared to June 30, 2021, due to increased collections of late fees, increased utility billbacks as new leases are entered into, and enhanced ancillary revenue programs, among other things.
For the three months ended June 30, 2022 and 2021, management fee revenues totaled $2.8 million and $1.0 million, respectively. These fees increased as a result of the formation of new joint ventures and an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the three months ended June 30, 2022 and 2021, total expenses were $466.6 million and $440.0 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended June 30, 2022, property operating and maintenance expense increased to $190.7 million from $175.4 million for the three months ended June 30, 2021. In addition to a 2,465 home increase in the average number of homes owned between periods, increases in property taxes, repairs and maintenance expense, utilities, and property administrative costs contributed to the overall 8.7% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $41.2 million from $37.5 million for the three months ended June 30, 2022 and 2021, respectively. The increase is primarily due to increased property management expense, including personnel and technology costs related to expansion of our platform that provides services to both our wholly owned portfolio and our joint venture investments.
Interest expense decreased from $80.8 million for the three months ended June 30, 2021 to $74.8 million for the three months ended June 30, 2022. The decrease in interest expense was primarily due to refinancing activities since June 30, 2021. Gross debt outstanding decreased by $231.6 million from June 30, 2021 to June 30, 2022.
Depreciation and amortization expense increased to $158.6 million for the three months ended June 30, 2022 from $145.3 million for the three months ended June 30, 2021 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Impairment and other expenses were $1.4 million and $1.0 million for the three months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, impairment and other expenses were comprised primarily of net casualty losses. During the three months ended June 30, 2021, impairment and other expenses were comprised of impairment losses of $0.1 million on our single-family residential properties and net casualty losses of $0.9 million.

Gains (Losses) on Investments in Equity Securities, net
For the three months ended June 30, 2022, gains (losses) on investments in equity securities, net was comprised of net unrealized losses from marking investments still held at period end to market. For the three months ended June 30, 2021, gains (losses) on investments in equity securities, net totaling $7.0 million was comprised of $8.9 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market offset by a $1.9 million gain from the sale of equity securities compared to the actual amount originally invested.
Other, net
Other, net was $3.8 million for the three months ended June 30, 2022 compared to $1.9 million for the three months ended June 30, 2021, due to increases in administrative costs between those periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $27.5 million and $17.9 million for the three months ended June 30, 2022 and 2021, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods, partially offset by a decrease in the number of homes sold from 212 for the three months ended June 30, 2021 to 176 for the three months ended June 30, 2022.
Income (Loss) from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or (losses) from unconsolidated joint ventures was a loss of $2.7 million for the three months ended June 30, 2022 compared to a de minimis balance for the three months ended June 30, 2021. This change is primarily due to commencement of operations in certain of our joint ventures, including a $0.9 million increase in our share of depreciation expense between periods and start up costs for recently formed joint ventures.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,084,740	$965,072	$119,668	12.4%
Management fee revenues	4,870	1,786	3,084	172.7%
Total revenues	1,089,610	966,858	122,752	12.7%

Expenses:
Property operating and maintenance	372,949	343,795	29,154	8.5%
Property management expense	42,781	33,538	9,243	27.6%
General and administrative	36,981	36,778	203	0.6%
Interest expense	149,229	164,170	(14,941)	(9.1)%
Depreciation and amortization	314,368	289,781	24,587	8.5%
Impairment and other	2,870	1,336	1,534	114.8%
Total expenses	919,178	869,398	49,780	5.7%

Gains (losses) on investments in equity securities, net	(3,204)	(10,142)	6,938	68.4%
Other, net	(3,233)	(1,673)	(1,560)	(93.2)%
Gain on sale of property, net of tax	45,534	32,403	13,131	40.5%
Income (loss) from investments in unconsolidated joint ventures	(5,021)	362	(5,383)	N/M

Net income	$204,508	$118,410	$86,098	72.7%
Revenues
For the six months ended June 30, 2022 and 2021, total revenues were $1,089.6 million and $966.9 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the six months ended June 30, 2022 and 2021, total portfolio rental revenues and other property income totaled $1,084.7 million and $965.1 million, respectively, an increase of 12.4%, driven by an increase in average monthly rent per occupied home and a 2,411 home increase between periods in the average number of homes owned, partially offset by a 150 bps reduction in occupancy.
Average occupancy for the six months ended June 30, 2022 and 2021 for the total portfolio was 96.0% and 97.5%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2022 and 2021 was $2,105 and $1,930, respectively, a 9.1% increase. For our Same Store portfolio, average occupancy was 98.1% and 98.4% for the six months ended June 30, 2022 and 2021, respectively, and average monthly rent per occupied home for the six months ended June 30, 2022 and 2021 was $2,099 and $1,928, respectively, an 8.9% increase.
The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2022 and 2021 was 20.7% and 24.2%, respectively. For the Same Store portfolio, an average home remained unoccupied for 35 and 26 days between residents for the six months ended June 30, 2022 and 2021, respectively. The decrease in annualized turnover only partially offset the increase in days to re-resident resulting in an overall decrease in average occupancy on a year over year basis. During the three months ended June 30, 2021, our turnover rate may have been impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who were not inclined to relocate during a pandemic). These moratoriums have now generally been lifted in the vast majority of our markets.

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
Renewal lease net effective rental rate growth for the total portfolio averaged 9.9% and 5.1% for the six months ended June 30, 2022 and 2021, respectively, and new lease net effective rental rate growth for the total portfolio averaged 15.6% and 11.2% for the six months ended June 30, 2022 and 2021, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 10.0% and 5.1% for the six months ended June 30, 2022 and 2021, respectively, and new lease net effective rental rate growth averaged 15.8% and 11.1% for the six months ended June 30, 2022 and 2021, respectively.
Other property income for the six months ended June 30, 2022 increased compared to June 30, 2021, due to increased collections of late fees, increased utility billbacks as new leases are entered into, and enhanced ancillary revenue programs, among other things.
For the six months ended June 30, 2022 and 2021, management fee revenues totaled $4.9 million and $1.8 million, respectively. These fees increased as a result of the formation of new joint ventures and an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the six months ended June 30, 2022 and 2021, total expenses were $919.2 million and $869.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the six months ended June 30, 2022, property operating and maintenance expense increased to $372.9 million from $343.8 million for the six months ended June 30, 2021. In addition to a 2,411 home increase between periods in the average number of homes owned, increases in property taxes, repairs and maintenance, utilities, and property administrative costs resulted in the overall 8.5% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $79.8 million from $70.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase is primarily due to increased property management expense, including personnel and technology costs related to expansion of our platform that provides services to both our wholly owned portfolio and our joint venture investments.
Interest expense decreased from $164.2 million for the six months ended June 30, 2021 to $149.2 million for the six months ended June 30, 2022. The decrease in interest expense was primarily due to refinancing activities since June 30, 2021. Gross debt outstanding decreased by $231.6 million from June 30, 2021 to June 30, 2022. Additionally, the spread on our 2020 term loan facility decreased by 55 bps in April 2021 as a result of achieving an investment grade rating.
Depreciation and amortization expense increased to $314.4 million for the six months ended June 30, 2022 from $289.8 million for the six months ended June 30, 2021 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Impairment and other expenses were $2.9 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, impairment and other expenses were comprised of net casualty losses of $2.7 million and impairment losses of $0.1 million on our single-family residential properties. During the six months ended June 30, 2021, impairment and other expenses were comprised of impairment losses of $0.5 million on our single-family residential properties and net casualty losses of $0.8 million.

Gains (Losses) on Investments in Equity Securities, net
For the six months ended June 30, 2022, losses on investments in equity securities, net of $3.2 million was comprised of of $6.5 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market offset by a $3.3 million gain from the sale of equity securities compared to the actual amount originally invested. For the six months ended June 30, 2021, losses on investments in equity securities, net of $10.1 million was comprised of $12.0 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market offset by a $1.9 million gain from the sale of equity securities compared to the actual amount originally invested.
Other, net
Other, net increased to $3.2 million for the six months ended June 30, 2022 from $1.7 million for the six months ended June 30, 2021, due to increases in administrative costs between those periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $45.5 million and $32.4 million for the six months ended June 30, 2022 and 2021, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods, partially offset by a decrease in the number of homes sold from 460 for the six months ended June 30, 2021 to 317 for the six months ended June 30, 2022.
Income (Loss) from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or (losses) from unconsolidated joint ventures was a loss of $5.0 million for the six months ended June 30, 2022 compared to income of $0.4 million for the six months ended June 30, 2021. This change is primarily due to commencement of operations in certain of our joint ventures, including a $1.4 million increase in our share of depreciation expense between periods and start up costs for recently formed joint ventures.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2022 and December 31, 2021 include unrestricted cash and cash equivalents of $272.7 million and $610.2 million, respectively, a 55.3% decrease primarily due to the funding of acquisitions of single-family residential properties and investments in our joint ventures and net repayments of indebtedness, partially offset by issuance of common stock as further described below.
In addition to our day-to-day business operations, including ongoing acquisitions of and investments in single-family residential properties, funding of commitments, and quarterly dividend and distribution payments, the following activity has occurred since December 31, 2021:
•Through June 30, 2022, we sold 2,438,927 shares of our common stock under our 2021 ATM Equity Program, respectively, generating net proceeds of $98.4 million.
•In March 2022, we entered into an agreement with Rockpoint Group, L.L.C. to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of June 30, 2022, we have funded $5.0 million to the 2022 Rockpoint JV, and our remaining equity commitment is $45.0 million.
•In January 2022, we settled $141.5 million of the 2022 Convertible Notes through the issuance of 6,216,261 shares of our common stock and a cash payment of $0.3 million.
•On March 25, 2022, we priced a public offering of $600.0 million aggregate principal amount of 4.15% Senior Notes which mature in April 2032; and on April 5, 2022, we closed the offering and issued the related notes (the “2032 Unsecured Notes”).

•On June 22, 2022, we entered into the 2022 Term Loan Facility that provides $725.0 million of borrowing capacity, consisting of a $150.0 million initial term loan and up to three delayed draw term loans totaling $575.0 million which may be drawn during the six month period following the effective date of the 2022 Term Loan Agreement. The loans mature on June 22, 2029.
•During the three months ended June 30, 2022, we used the proceeds from the 2032 Unsecured Notes and the 2022 Term Loan Facility to make voluntary prepayments of the then-outstanding balances of IH 2018-2 and IH 2018-3, which resulted in a release of each loan’s collateral.
As of June 30, 2022, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. As of June 30, 2022, we also have $575.0 million of undrawn capacity on the 2022 Term Loan Facility. We have no debt reaching final maturity until March 2025, provided all extension options are exercised.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of general economic conditions, including rising inflation and interest rates, as detailed in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of June 30, 2022 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate	Weighted Average Years to Maturity(2)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(3)	$994,650	$939,150	4.23%	4.9	$—
IH 2018-1(4)	563,116	534,931	L + 88 bps	2.7	563,116
IH 2018-4(4)	664,566	631,311	L + 122 bps	3.5	664,566
Secured Term Loan(5)	403,363	403,363	3.59%	8.9	—
Total secured(6)	2,625,695	$2,508,755	4.02%	4.7	1,227,682

Unsecured:
2020 Term Loan Facility(7)	$2,500,000		L + 100 bps	3.6	$2,500,000
2022 Term Loan Facility(8)	150,000		S + 124 bps	7.0	—
Revolving Facility(7)	—		L + 89 bps	3.6	—
Unsecured Notes — May 2028	150,000		2.46%	5.9	—
Unsecured Notes — November 2028	600,000		2.30%	6.4	—
Unsecured Notes — August 2031	650,000		2.00%	9.1	—
Unsecured Notes — April 2032	600,000		4.15%	9.8	—
Unsecured Notes — January 2034	400,000		2.70%	11.6	—
Unsecured Notes — May 2036	150,000		3.18%	13.9	—
Total unsecured(6)	5,200,000		3.36%	6.4	2,500,000

Total debt(6)	7,825,695		3.58%	5.8	$3,727,682
Unamortized discounts	(14,316)
Deferred financing costs, net	(57,448)
Total debt per balance sheet	7,753,931
Retained certificates	(116,940)
Cash and restricted cash, excluding security deposits and letters of credit	(306,049)
Deferred financing costs, net	57,448
Unamortized discounts	14,316
Net debt	$7,402,706

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
(4)Interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of June 30, 2022, LIBOR was 1.79%.
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
(6)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on June 30, 2022, LIBOR of 1.79% or Adjusted SOFR of 1.79%, as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(7)Interest rate is based on LIBOR plus an applicable margin. As of June 30, 2022, LIBOR was 1.79%.
(8)Interest rate is based on SOFR, adjusted for a 0.10% credit spread adjustment (“Adjusted SOFR”), plus the applicable margin. As of June 30, 2022, Adjusted SOFR was 1.79%.

As part of our long-term debt strategy, our goal is to improve our credit ratings, and, over time, we generally intend to target net debt that is approximately 5.5 to 6.0 times trailing twelve months Adjusted EBITDAre (see “— Non-GAAP Measures — EBITDA, EBITDAre, and Adjusted EBITDAre”), secured debt that is less than 20% of gross assets, and unencumbered assets that are greater than 70% of gross assets. To facilitate our long-term debt strategy we expect to seek to, among other things, (a) refinance a significant portion of our secured debt maturing in 2025 and 2026 (assuming all extension options are exercised) with unsecured debt, including potential unsecured bond issuances and/or (b) repay a portion of such debt. There can be no assurance that we will be successful in implementing our long-term debt strategy, improving our credit ratings, or adhering to our targets in the short or medium term or at all, or that we will not change our strategy or targets in the future. We may from time to time fall outside of our target ranges. In addition, we cannot assure you that we will be able to access the capital and credit markets to obtain additional unsecured debt financing or that we will be able to obtain financing on terms favorable to us. For further discussion of risks related to our indebtedness, see Part I. Item 1A. “Risk Factors — Risks Related to Our Indebtedness,” including “Risk Factors — Risks Related to Our Indebtedness — We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations” in our Annual Report on Form 10-K.
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
Overall macroeconomic conditions, including rising inflation and interest rates, and the ongoing COVID-19 pandemic may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for a specific mortgage loan or for our secured term loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.

Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility or the 2022 Term Loan Facility, which had an undrawn balance of $1,000.0 million and $575.0 million, respectively, as of June 30, 2022.
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
Cash Flows
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$552,057	$470,101	$81,956	17.4%
Net cash used in investing activities	(580,684)	(282,875)	(297,809)	(105.3)%
Net cash used in financing activities	(310,635)	(230,850)	(79,785)	(34.6)%
Change in cash, cash equivalents, and restricted cash	$(339,262)	$(43,624)	$(295,638)	(677.7)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $552.1 million and $470.1 million for the six months ended June 30, 2022 and 2021, respectively, an increase of 17.4%. The increase in cash provided by operating activities is primarily due to (1) improved operational profitability, including a $93.6 million increase in total revenues net of property operating and maintenance expense from period to period, partially offset by (2) a net $6.9 million use of cash between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in our joint ventures. Net cash used in investing activities was $580.7 million and $282.9 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $297.8 million. The increase in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the six months ended June 30, 2022 compared to the six months ended June 30, 2021: (1) an increase in cash used for investments in joint ventures; (2) an increase in cash used for the acquisition and initial renovations of homes; and (3) a decrease in proceeds from the sale of homes. More specifically, investments in joint ventures increased $112.6 million as a result of the formation of new joint ventures and increased acquisition activity in our existing joint ventures during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Acquisition and initial renovation spend increased $145.7 million due to an increase in the number of homes acquired from 895 during the six months ended June 30, 2021 to 1,029 homes acquired during the six months ended June 30, 2022, an increase in average cost per home, and ongoing renovations of previously acquired homes. Proceeds from sales of homes decreased $22.1 million from the six months ended June 30, 2021 to the six months ended June 30, 2022 due to a decrease in the number of homes sold from 460 to 317, respectively, partially offset by an increase in proceeds per home.

Financing Activities
Net cash used in financing activities was $310.6 million and $230.9 million for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, issuances and sales of stock under our 2021 ATM Equity Program generated $98.4 million of net proceeds which were used primarily for acquisitions. During that period, we also issued $598.4 million of unsecured notes and borrowed $150.0 million on a new term loan facility. The proceeds from this financing activity along with cash from operations were used to repay $845.2 million of mortgage loans. During that period, we also made $271.3 million of dividend and distribution payments funded by cash flows from operations and proceeds from home sales. During the six months ended June 30, 2021, $300.0 million of proceeds from the issuance and sale of unsecured notes along with cash from operations were used to repay $323.4 million of principal on our mortgage loans. During that period, we also made $195.0 million of dividend and distribution payments funded by cash flows from operations and proceeds from home sales.
Contractual Obligations
Our contractual obligations as of June 30, 2022, consist of the following:

($ in thousands)	Total	2022(1)	2023-2024	2025-2026	Thereafter
Mortgage loans(2)(3)(4)	$2,542,723	$38,939	$155,268	$1,335,430	$1,013,086
Secured Term Loan(2)(3)	532,717	7,236	28,944	28,944	467,593
Unsecured Notes(2)(3)	3,213,083	35,480	141,920	141,920	2,893,763
Term Loan Facilities(2)(3)(4)(5)	2,943,988	38,516	153,016	2,588,170	164,286
Revolving Facility(2)(3)(4)(5)	7,283	1,022	4,061	2,200	—
Derivative instruments(6)	123,380	22,136	87,195	14,049	—
Purchase commitments(7)	90,840	85,930	4,910	—	—
Operating leases	13,413	2,364	7,411	3,138	500
Finance leases	5,006	1,501	3,390	115	—
Total	$9,472,433	$233,124	$586,115	$4,113,966	$4,539,228

(1)Includes estimated payments for the remaining six months of 2022.
(2)Includes estimated interest payments through the extended maturity date based on the principal amount outstanding as of June 30, 2022.
(3)Interest is calculated at rates in effect as of June 30, 2022, including the indexed rate and any applicable margin, and that rate is held constant until the maturity date. As of June 30, 2022, LIBOR was 1.79%, and Adjusted SOFR was 1.79%.
(4)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(5)Includes the related unused commitment fee, as applicable.
(6)Includes interest rate swap and interest rate cap obligations calculated using LIBOR as of June 30, 2022, or 1.79%.
(7)Represents commitments to acquire 216 single-family rental homes. The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 2,029 homes over the next five years. Estimated remaining commitments under these agreements total approximately $620.0 million as of June 30, 2022.

Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of June 30, 2022, our remaining equity commitments to the joint ventures total $173.3 million.

LIBOR Transition
Certain securitizations, the Secured Term Loan, the 2020 Term Loan Facility, and the Revolving Facility (collectively, the “LIBOR-Based Loans”) use one month LIBOR as a benchmark for establishing interest rates. Our derivative instruments are also indexed to one month LIBOR. On March 5, 2021, the Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, announced that it would cease publication of the one week and two month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.
Once one month LIBOR is phased out after June 30, 2023, the interest rates for our LIBOR-Based Loans will be indexed to a comparable or successor rate as provided for in our loan agreements. That said, we anticipate the need to work with our lenders to document and effectuate the necessary index changes via the terms of the underlying debt instruments. We will also work with the counterparties to our LIBOR-based swap and cap agreements to adjust each to a comparable or successor rate. Furthermore, we will continue to make the appropriate elections available within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to ease the impact of transition from LIBOR to comparable or successor rates on hedge accounting. As more fully described in Part I. Item 1. “Financial Statements —Note 2 of Notes to Condensed Consolidated Financial Statements,” we have and will continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. We periodically evaluate the appropriateness of our accounting policies in accordance with authoritative guidance. Based on a review of the useful lives of the components of our buildings and improvements, we extended the weighted average useful lives range for depreciation thereof from 7 to 28.5 years to 7 to 32 years. This change was implemented for additions to our single-family residential properties placed in service after January 1, 2022. There were no additional material changes to our critical accounting policies during the six months ended June 30, 2022.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$110,815	$60,242	$203,210	$117,514
Net income available to participating securities	148	96	368	191
Non-controlling interests	542	350	930	705
Interest expense	74,840	80,764	149,229	164,170
Interest expense in unconsolidated joint ventures	859	225	1,451	299
Depreciation and amortization	158,572	145,280	314,368	289,781
Depreciation and amortization of investments in unconsolidated joint ventures	1,114	246	1,752	350
EBITDA	346,890	287,203	671,308	573,010
Gain on sale of property, net of tax	(27,508)	(17,919)	(45,534)	(32,403)
Impairment on depreciated real estate investments	36	93	137	524
Net gain on sale of investments in unconsolidated joint ventures	(186)	(104)	(316)	(440)
EBITDAre	319,232	269,273	625,595	540,691
Share-based compensation expense(1)	7,989	9,206	14,635	15,020
Severance	189	160	207	274
Casualty (gains) losses, net	1,319	887	2,733	812
Losses on investments in equity securities, net	172	7,002	3,204	10,142
Other, net(2)	3,827	1,903	3,233	1,673
Adjusted EBITDAre	$332,728	$288,431	$649,607	$568,612

(1)For the three months ended June 30, 2022 and 2021, $1,794 and $1,703 was recorded in property management expense, respectively, and $6,195 and $7,503 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2022 and 2021, $3,220 and $2,877 was recorded in property management expense, respectively, and $11,415 and $12,143 was recorded in general and administrative expense, respectively.
(2)Includes interest income and other miscellaneous income and expenses.

Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; (gains) losses on investments in equity securities, net; other income and expenses; management fee revenues; and income (loss) from investments in unconsolidated joint ventures.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$110,815	$60,242	$203,210	$117,514
Net income available to participating securities	148	96	368	191
Non-controlling interests	542	350	930	705
Interest expense	74,840	80,764	149,229	164,170
Depreciation and amortization	158,572	145,280	314,368	289,781
Property management expense(1)	21,814	17,696	42,781	33,538
General and administrative(2)	19,342	19,828	36,981	36,778
Impairment and other	1,355	980	2,870	1,336
Gain on sale of property, net of tax	(27,508)	(17,919)	(45,534)	(32,403)
Losses on investments in equity securities, net	172	7,002	3,204	10,142
Other, net(3)	3,827	1,903	3,233	1,673
Management fee revenues	(2,759)	(1,015)	(4,870)	(1,786)
(Income) loss from investments in unconsolidated joint ventures	2,701	(11)	5,021	(362)
NOI (total portfolio)	363,861	315,196	711,791	621,277
Non-Same Store NOI	(29,443)	(17,742)	(52,185)	(33,238)
NOI (Same Store portfolio)(4)	$334,418	$297,454	$659,606	$588,039

(1)Includes $1,794 and $1,703 of share-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. Includes $3,220 and $2,877 of share-based compensation expense for the six months ended June 30, 2022 and 2021, respectively.
(2)Includes $6,195 and $7,503 of share-based compensation expense for the three months ended June 30, 2022 and 2021, respectively. Includes $11,415 and $12,143 of share-based compensation expense for the six months ended June 30, 2022 and 2021, respectively.

(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 75,215 homes for the six months ended June 30, 2022 and 2021.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Net income available to common stockholders	$110,815	$60,242	$203,210	$117,514
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	148	96	368	191
Non-controlling interests	542	350	930	705
Depreciation and amortization on real estate assets	156,433	143,607	310,073	286,391
Impairment on depreciated real estate investments	36	93	137	524
Net gain on sale of previously depreciated investments in real estate	(27,508)	(17,919)	(45,534)	(32,403)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	916	142	1,416	(90)
FFO	241,382	186,611	470,600	372,832
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives, including our share from unconsolidated joint ventures	6,498	8,169	12,968	16,787
Share-based compensation expense(1)	7,989	9,206	14,635	15,020
Severance expense	189	160	207	274
Casualty (gains) losses, net	1,319	887	2,733	812
Losses on investments in equity securities, net	172	7,002	3,204	10,142
Core FFO	257,549	212,035	504,347	415,867
Recurring capital expenditures, including our share from unconsolidated joint ventures	(37,544)	(28,714)	(70,374)	(53,189)
Adjusted FFO	$220,005	$183,321	$433,973	$362,678

Net income available to common stockholders
Weighted average common shares outstanding — diluted(2)(3)(4)	611,620,475	569,283,166	609,775,270	569,056,182

Net income per common share — diluted(2)(3)(4)	$0.18	$0.11	$0.33	$0.21

FFO
Numerator for FFO per common share — diluted(2)	$241,382	$190,955	$470,600	$381,520
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	614,569,431	587,982,707	612,648,238	587,906,276

FFO per common share — diluted(2)(3)(4)	$0.39	$0.32	$0.77	$0.65

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(2)(3)(4)	614,569,431	572,822,015	612,648,238	572,745,584

Core FFO per common share — diluted(2)(3)(4)	$0.42	$0.37	$0.82	$0.73
AFFO per common share — diluted(2)(3)(4)	$0.36	$0.32	$0.71	$0.63

(1)For the three months ended June 30, 2022 and 2021, $1,794 and $1,703 was recorded in property management expense, respectively, and $6,195 and $7,503 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2022 and 2021, $3,220 and $2,877 was recorded in property management expense, respectively, and $11,415 and $12,143 was recorded in general and administrative expense, respectively.

(2)On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the three and six months ended June 30, 2022, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.
For the three and six months ended June 30, 2021, the numerator for FFO per common share — diluted is adjusted for $4,344 and $8,688, respectively, of interest expense on the 2022 Convertible Notes, including non-cash amortization of discounts. For the three and six months ended June 30, 2021, the denominator is adjusted for 15,160,692 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. For the three and six months ended June 30, 2021, no such adjustments were made to Core FFO and AFFO per common share —diluted.
(3)Incremental shares attributed to non-vested share-based awards totaling 1,288,832 and 1,351,694 for the three months ended June 30, 2022 and 2021, respectively, and 1,393,502 and 1,401,148 for the six months ended June 30, 2022 and 2021, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,466,818 and 1,658,302 for the three months ended June 30, 2022 and 2021, respectively, and 1,611,200 and 1,743,425 for the six months ended June 30, 2022 and 2021, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(4)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,770,970 and 3,232,241 for the three months ended June 30, 2022 and 2021, respectively, and 2,655,270 and 3,347,125 for the six months ended June 30, 2022 and 2021, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility or the 2022 Term Loan Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of June 30, 2022, our $3,877.7 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $1,227.7 million and Term Loan Facilities of $2,650.0 million. As of June 30, 2022, we had effectively converted 98.5% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at one month LIBOR or Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR and Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.6 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR or SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

10.1
Term Loan Agreement, dated as of June 22, 2022, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 22, 2022).

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
Date: July 28, 2022

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 28, 2022