Form 10-Q
period 2022-09-30
Invitation Homes Inc.
filed 2022-10-27
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2022
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of October 25, 2022, there were 611,409,909 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	67
Item	4.	Controls and Procedures	68

PART II
Item	1.	Legal Proceedings	69
Item	1A.	Risk Factors	69
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item	3.	Defaults Upon Senior Securities	69
Item	4.	Mine Safety Disclosures	69
Item	5.	Other Information	69
Item	6.	Exhibits	70

Signatures			71

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

DEFINED TERMS
Invitation Homes Inc. (“INVH”), a REIT, conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). THR Property Management L.P., a wholly owned subsidiary of INVH LP, provides all management and other administrative services with respect to the properties we own. On November 16, 2017, INVH and certain of its affiliates entered into a series of transactions with Starwood Waypoint Homes (“SWH”) and certain SWH affiliates which resulted in SWH and its operating partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities.
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
•“Carolinas” includes Charlotte-Concord-Gastonia, NC-SC, Greensboro-High Point, NC, Raleigh-Cary, NC, Durham-Chapel Hill, NC, and Winston-Salem, SC;
•“days to re-resident” for an individual home represents the number of days between (i) the date the prior resident moves out of a home and (ii) the date the next resident is granted access to the same home, which is deemed to be the earlier of the next resident’s contractual lease start date and the next resident’s move-in date. Days to re-resident impacts our average occupancy and thus our rental revenues, making comparisons of days to re-resident helpful to management and external stakeholders in evaluating changes in rental revenues across periods;
•“in-fill” refers to markets, MSAs, submarkets, neighborhoods, or other geographic areas that are typified by significant population densities and low availability of land suitable for development into competitive properties, resulting in limited opportunities for new construction;
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
•“total homes” or “total portfolio” refers to the total number of homes we own, whether or not stabilized, and excludes any properties previously acquired in purchases that have been subsequently rescinded or vacated. Unless otherwise indicated, total homes or total portfolio refers to wholly owned homes and excludes homes owned in joint ventures. Additionally, unless the context otherwise requires, all measures in this Quarterly Report on Form 10-Q are presented on a total portfolio basis;
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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,810,449	$4,737,938
Building and improvements	15,817,725	15,270,443
	20,628,174	20,008,381
Less: accumulated depreciation	(3,519,211)	(3,073,059)
Investments in single-family residential properties, net	17,108,963	16,935,322
Cash and cash equivalents	300,312	610,166
Restricted cash	215,584	208,692
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	286,897	130,395
Other assets, net	508,451	395,064
Total assets	$18,678,414	$18,537,846

Liabilities:
Mortgage loans, net	$2,207,792	$3,055,853
Secured term loan, net	401,476	401,313
Unsecured notes, net	2,517,272	1,921,974
Term loan facilities, net	2,626,491	2,478,122
Revolving facility	—	—
Convertible senior notes, net	—	141,397
Accounts payable and accrued expenses	325,967	193,633
Resident security deposits	173,280	165,167
Other liabilities	79,787	341,583
Total liabilities	8,332,065	8,699,042
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 611,409,909 and 601,045,438 outstanding as of September 30, 2022 and December 31, 2021, respectively	6,114	6,010
Additional paid-in capital	11,133,258	10,873,539
Accumulated deficit	(916,138)	(794,869)
Accumulated other comprehensive income (loss)	91,892	(286,938)
Total stockholders' equity	10,315,126	9,797,742
Non-controlling interests	31,223	41,062
Total equity	10,346,349	9,838,804
Total liabilities and equity	$18,678,414	$18,537,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Rental revenues and other property income	$565,391	$508,178	$1,650,131	$1,473,250
Management fee revenues	3,284	1,354	8,154	3,140
Total revenues	568,675	509,532	1,658,285	1,476,390

Expenses:
Property operating and maintenance	203,787	184,484	576,736	528,279
Property management expense	22,385	17,886	65,166	51,424
General and administrative	20,123	19,369	57,104	56,147
Interest expense	76,454	79,370	225,683	243,540
Depreciation and amortization	160,428	150,694	474,796	440,475
Impairment and other	20,004	4,294	22,874	5,630
Total expenses	503,181	456,097	1,422,359	1,325,495

Gains (losses) on investments in equity securities, net	(796)	4,319	(4,000)	(5,823)
Other, net	(8,372)	(1,508)	(11,605)	(3,181)
Gain on sale of property, net of tax	23,952	13,047	69,486	45,450
Income (loss) from investments in unconsolidated joint ventures	(849)	202	(5,870)	564

Net income	79,429	69,495	283,937	187,905
Net income attributable to non-controlling interests	(250)	(318)	(1,180)	(1,023)

Net income attributable to common stockholders	79,179	69,177	282,757	186,882
Net income available to participating securities	(147)	(69)	(515)	(260)

Net income available to common stockholders — basic and diluted (Note 12)	$79,032	$69,108	$282,242	$186,622

Weighted average common shares outstanding — basic	610,845,820	577,011,178	609,212,132	570,808,028
Weighted average common shares outstanding — diluted	612,647,588	578,571,392	610,741,723	572,262,198

Net income per common share — basic	$0.13	$0.12	$0.46	$0.33
Net income per common share — diluted	$0.13	$0.12	$0.46	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$79,429	$69,495	$283,937	$187,905

Other comprehensive income
Unrealized gains (losses) on interest rate swaps	102,940	(1,586)	316,479	57,283
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive loss	9,591	37,074	63,837	112,973
Other comprehensive income	112,531	35,488	380,316	170,256
Comprehensive income	191,960	104,983	664,253	358,161
Comprehensive income attributable to non-controlling interests	(677)	(550)	(2,739)	(2,216)

Comprehensive income attributable to common stockholders	$191,283	$104,433	$661,514	$355,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2022
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2022	610,359,909	$6,104	$11,113,146	$(860,275)	$(20,285)	$10,238,690	$43,299	$10,281,989
Capital distributions	—	—	—	—	—	—	(488)	(488)
Net income	—	—	—	79,179	—	79,179	250	79,429
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	(135,042)	—	(135,042)	—	(135,042)
Share-based compensation expense	—	—	6,761	—	—	6,761	1,169	7,930
Total other comprehensive income	—	—	—	—	112,104	112,104	427	112,531
Redemption of OP Units for common stock	1,050,000	10	13,351	—	73	13,434	(13,434)	—
Balance as of September 30, 2022	611,409,909	$6,114	$11,133,258	$(916,138)	$91,892	$10,315,126	$31,223	$10,346,349

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	601,045,438	$6,010	$10,873,539	$(794,869)	$(286,938)	$9,797,742	$41,062	$9,838,804
Capital distributions	—	—	—	—	—	—	(1,983)	(1,983)
Net income	—	—	—	282,757	—	282,757	1,180	283,937
Dividends and dividend equivalents declared ($0.66 per share)	—	—	—	(404,026)	—	(404,026)	—	(404,026)
Issuance of common stock — settlement of RSUs, net of tax	659,283	7	(12,857)	—	—	(12,850)	—	(12,850)
Issuance of common stock — settlement of 2022 Convertible Notes	6,216,261	62	141,157	—	—	141,219	—	141,219
Issuance of common stock, net	2,438,927	25	98,342	—	—	98,367	—	98,367
Share-based compensation expense	—	—	19,726	—	—	19,726	2,839	22,565
Total other comprehensive income	—	—	—	—	378,757	378,757	1,559	380,316
Redemption of OP Units for common stock	1,050,000	10	13,351	—	73	13,434	(13,434)	—
Balance as of September 30, 2022	611,409,909	$6,114	$11,133,258	$(916,138)	$91,892	$10,315,126	$31,223	$10,346,349

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Nine Months Ended September 30, 2021
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2021	568,718,544	$5,687	$9,725,480	$(737,444)	$(413,684)	$8,580,039	$39,637	8,619,676
Capital distributions	—	—	—	—	—	—	(448)	(448)
Net income	—	—	—	69,177	—	69,177	318	69,495
Dividends and dividend equivalents declared ($0.17 per share)	—	—	—	(98,965)	—	(98,965)	—	(98,965)
Issuance of common stock — settlement of 2022 Convertible Notes	8,723,161	87	198,415	—	—	198,502	—	198,502
Issuance of common stock, net	17,451,969	175	693,270	—	—	693,445	—	693,445
Share-based compensation expense	—	—	5,526	—	—	5,526	526	6,052
Total other comprehensive income	—	—	—	—	35,256	35,256	232	35,488
Balance as of September 30, 2021	594,893,674	$5,949	$10,622,691	$(767,232)	$(378,428)	$9,482,980	$40,265	$9,523,245

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	567,117,666	$5,671	$9,707,258	$(661,162)	$(546,942)	$8,504,825	$51,248	8,556,073
Capital distributions	—	—	—	—	—	—	(1,659)	(1,659)
Net income	—	—	—	186,882	—	186,882	1,023	187,905
Dividends and dividend equivalents declared ($0.51 per share)	—	—	—	(292,952)	—	(292,952)	—	(292,952)
Issuance of common stock — settlement of RSUs, net of tax	675,618	7	(9,410)	—	—	(9,403)	—	(9,403)
Issuance of common stock — settlement of 2022 Convertible Notes	8,723,421	87	198,421	—	—	198,508	—	198,508
Issuance of common stock, net	17,451,969	175	693,270	—	—	693,445	—	693,445
Share-based compensation expense	—	—	19,495	—	—	19,495	1,577	21,072
Total other comprehensive income	—	—	—	—	169,063	169,063	1,193	170,256
Redemption of OP Units for common stock	925,000	9	13,657	—	(549)	13,117	(13,117)	—
Balance as of September 30, 2021	594,893,674	$5,949	$10,622,691	$(767,232)	$(378,428)	$9,482,980	$40,265	$9,523,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
`

	For the Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income	$283,937	$187,905

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474,796	440,475
Share-based compensation expense	22,565	21,072
Amortization of deferred leasing costs	5,534	8,227
Amortization of deferred financing costs	11,105	9,739
Amortization of debt discounts	1,254	5,309
Provisions for impairment	238	650
(Gains) losses on investments in equity securities, net	4,000	5,823
Gain on sale of property, net of tax	(69,486)	(45,450)
Change in fair value of derivative instruments	7,135	10,391
Loss (income) from investments in unconsolidated joint ventures, net of operating distributions	7,152	(214)
Other non-cash amounts included in net income	515	3,136
Changes in operating assets and liabilities:
Other assets, net	(1,953)	(9,950)
Accounts payable and accrued expenses	139,884	136,989
Resident security deposits	8,113	5,727
Other liabilities	9,157	2,485
Net cash provided by operating activities	903,946	782,314

Investing Activities:
Amounts deposited and held by others	(33,471)	(33,658)
Acquisition of single-family residential properties	(509,163)	(743,797)
Initial renovations to single-family residential properties	(104,943)	(52,576)
Other capital expenditures for single-family residential properties	(151,962)	(117,324)
Proceeds from sale of single-family residential properties	181,569	187,230
Repayment proceeds from retained debt securities	42,404	48,246
Proceeds from sale of investments in equity securities	5,762	22,267
Investments in unconsolidated joint ventures	(166,588)	(25,000)
Non-operating distributions from unconsolidated joint ventures	2,934	1,385
Other investing activities	(22,631)	(15,083)
Net cash used in investing activities	(756,089)	(728,310)

Financing Activities:
Payment of dividends and dividend equivalents	(404,377)	(292,110)
Distributions to non-controlling interests	(1,983)	(1,659)
Payment of taxes related to net share settlement of RSUs	(12,850)	(9,403)
Payments on mortgage loans	(849,712)	(964,318)
Proceeds from unsecured notes	598,434	939,574
Proceeds from term loan facilities	150,000	—
Proceeds from revolving facility	130,000	400,000
Payments on revolving facility	(130,000)	(400,000)
Proceeds from issuance of common stock, net	98,367	693,445
Deferred financing costs paid	(13,043)	(8,002)
Other financing activities	(15,655)	(2,149)
Net cash provided by (used in) financing activities	(450,819)	355,378

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Change in cash, cash equivalents, and restricted cash	(302,962)	409,382
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	818,858	411,768
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$515,896	$821,150

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$196,542	$221,284
Cash paid for income taxes	1,497	607
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,561	4,524
Financing cash flows from finance leases	2,032	2,043

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$5,847	$11,342
Accrued residential property capital improvements at period end	11,562	13,096
Transfer of residential property, net to other assets, net for held for sale assets	65,074	67,337
Change in other comprehensive income from cash flow hedges	373,244	159,971
ROU assets obtained in exchange for operating lease liabilities	1,940	1,452
ROU assets obtained in exchange for finance lease liabilities	295	115
Net settlement of 2022 Convertible Notes in shares of common stock	141,219	198,508

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2022, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall weaker economic conditions, ongoing geopolitical tensions, uncertainty in financial markets, including the impact of inflation and rising interest rates, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include supply chain disruptions, labor shortages, and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business.
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
(dollar amounts in thousands)
(unaudited)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2022	December 31, 2021
Land	$4,810,449	$4,737,938
Single-family residential property	15,140,964	14,610,188
Capital improvements	554,199	540,252
Equipment	122,562	120,003
Total gross investments in the properties	20,628,174	20,008,381
Less: accumulated depreciation	(3,519,211)	(3,073,059)
Investments in single-family residential properties, net	$17,108,963	$16,935,322

As of September 30, 2022 and December 31, 2021, the carrying amount of the residential properties above includes $128,721 and $125,236, respectively, of capitalized acquisition costs (excluding purchase price), along with $75,481 and $70,145, respectively, of capitalized interest, $30,744 and $28,211, respectively, of capitalized property taxes, $5,002 and $4,762, respectively, of capitalized insurance, and $3,595 and $3,280, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended September 30, 2022 and 2021, we recognized $158,199 and $148,957, respectively, of depreciation expense related to the components of the properties, and $2,229 and $1,737, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2022 and 2021, impairments totaling $101 and $126, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the nine months ended September 30, 2022 and 2021, we recognized $468,272 and $435,348, respectively, of depreciation expense related to the components of the properties, and $6,524 and $5,127, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2022 and 2021, impairments totaling $238 and $650, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$300,312	$610,166
Restricted cash	215,584	208,692
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$515,896	$818,858
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
The balances of our restricted cash accounts, as of September 30, 2022 and December 31, 2021, are set forth in the table below. As of September 30, 2022 and December 31, 2021, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	September 30, 2022	December 31, 2021
Resident security deposits	$173,488	$165,454
Property taxes	20,960	12,615
Collections	15,270	21,402
Capital expenditures	2,833	4,368
Letters of credit	2,107	3,682
Special and other reserves	926	1,171
Total	$215,584	$208,692
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of September 30, 2022 and December 31, 2021:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Pathway Property Company(1)	100.0%	328	N/A	$133,189	$—
2020 Rockpoint JV(2)	20.0%	2,607	2,004	72,122	54,579
FNMA(3)	10.0%	502	522	49,449	52,791
Pathway Operating Company(4)	15.0%	N/A	N/A	21,331	23,025
2022 Rockpoint JV(5)	16.7%	131	N/A	10,806	—
Total				$286,897	$130,395

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(3)Owns homes primarily located in Arizona, California, and Nevada.
(4)Represents an investment in an operating company that provides a technology platform and asset management services.
(5)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Company. As of September 30, 2022, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from the homes owned by Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.
In October 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture that will acquire homes in markets where we already own homes (the “2020 Rockpoint JV”). As of February 2021, the joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of September 30, 2022, we have fully funded our capital commitment to the 2020 Rockpoint JV. The administrative member of the 2020 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees for the 2020 Rockpoint JV.
We acquired our interest in the joint venture with the Federal National Mortgage Association (“FNMA”) via the SWH merger. The managing member of the FNMA joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to FNMA’s approval of major decisions. We earn property and asset management fees for the FNMA joint venture.
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of September 30, 2022, we have funded $10,000 to the 2022 Rockpoint JV, and our remaining equity commitment is $40,000. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees for the 2022 Rockpoint JV.
We recorded income (loss) from these investments for the three months ended September 30, 2022 and 2021, totaling $(849) and $202, respectively, and for the nine months ended September 30, 2022 and 2021, totaling $(5,870) and $564, respectively, which is included in income (loss) from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended September 30, 2022 and 2021, we earned $3,284 and $1,354, respectively, and for the nine months ended September 30, 2022 and 2021, we earned $8,154 and $3,140, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 6—Other Assets
As of September 30, 2022 and December 31, 2021, the balances in other assets, net are as follows:

	September 30, 2022	December 31, 2021
Derivative instruments (Note 8)	$115,383	$6
Investments in debt securities, net	115,034	157,173
Amounts deposited and held by others	95,720	62,241
Rent and other receivables, net	40,768	37,473
Prepaid expenses	38,685	41,490
Held for sale assets(1)	25,475	20,022
Investments in equity securities	21,015	16,337
Corporate fixed assets, net	20,437	16,595
ROU lease assets — operating and finance, net	14,192	16,975
Deferred financing costs, net	6,575	8,751
Deferred leasing costs, net	1,648	5,837
Other	13,519	12,164
Total	$508,451	$395,064

(1)As of September 30, 2022 and December 31, 2021, 122 and 80 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $115,034, net of unamortized discounts of $1,672 as of September 30, 2022. These investments in debt securities are classified as held to maturity investments. As of September 30, 2022, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next three months to five years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended September 30, 2022 and 2021, rental revenues and other property income includes $35,834 and $30,243 of variable lease payments, respectively. For the nine months ended September 30, 2022 and 2021, rental revenues and other property income includes $102,960 and $82,890 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Future minimum rental revenues and other property income under leases existing on our single-family residential properties as of September 30, 2022 are as follows:

Year	Lease Payments to be Received
Remainder of 2022	$470,469
2023	888,990
2024	116,918
2025	—
2026	—
Thereafter	—
Total	$1,476,377
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of September 30, 2022 and December 31, 2021, the values of our investments in equity securities are as follows:

	September 30, 2022	December 31, 2021
Investments with a readily determinable fair value	$837	$10,499
Investments without a readily determinable fair value	20,178	5,838
Total	$21,015	$16,337
The components of gains (losses) on investments in equity securities, net as of three and nine months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) recognized on investments sold during the reporting period — with a readily determinable value	$—	$161	$(1,452)	$(6,008)
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(796)	4,158	(2,548)	185
Total	$(796)	$4,319	$(4,000)	$(5,823)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$9,955	$4,237	$10,959	$6,016
Other liabilities (Note 14)	12,060	4,047	13,256	5,784
Weighted average remaining lease term	3.3 years	1.7 years	3.7 years	2.2 years
Weighted average discount rate	3.3%	4.0%	3.2%	4.0%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of September 30, 2022 and December 31, 2021, the unamortized balances of these deferred financing costs are $6,575 and $8,751, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2022 and December 31, 2021:

						Outstanding Principal Balance(5)
	Origination Date	Maturity Date(1)	Maturity Date if Fully Extended(2)	Interest Rate(3)	Range of Spreads(4)	September 30, 2022	December 31, 2021
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$992,866	$993,703
IH 2018-1(7)	February 8, 2018	March 9, 2023	March 9, 2025	4.02%	76-131 bps	560,459	568,495
IH 2018-2	May 8, 2018	June 9, 2022	N/A	N/A	N/A	—	629,237
IH 2018-3	June 28, 2018	April 8, 2022	N/A	N/A	N/A	—	204,637
IH 2018-4(7)	November 7, 2018	January 9, 2023	January 9, 2026	4.37%	115-145 bps	662,848	669,548
Total Securitizations						2,216,173	3,065,620
Less: deferred financing costs, net						(8,381)	(9,767)
Total						$2,207,792	$3,055,853

(1)Maturity date represents repayment date for mortgage loans which have been repaid in full prior to September 30, 2022. For all other mortgage loans, the maturity dates above reflect all extension options that have been exercised.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(2)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(3)Except for IH 2017-1, interest rates are based on a weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreements), plus applicable servicing fees; as of September 30, 2022, LIBOR was 3.14%. IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(4)Range of spreads is based on outstanding principal balances as of September 30, 2022.
(5)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(6)Net of unamortized discount of $1,672 and $1,937 as of September 30, 2022 and December 31, 2021, respectively.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2022 and December 31, 2021, a total of 14,673 and 26,950 homes, respectively, with a gross book value of $3,547,876 and $6,043,652, respectively, and a net book value of $2,914,824 and $4,922,037, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
The retained certificates, net of discount, total $115,034 and $157,173 as of September 30, 2022 and December 31, 2021, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting, and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2022 and 2021, we made voluntary and mandatory prepayments of $849,712 and $964,318, respectively, under the terms of the mortgage loan agreements. For the nine months ended September 30, 2022, prepayments included the full repayment of the IH 2018-2 and IH 2018-3 mortgage loans.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2022 and December 31, 2021:

	Maturity Date	Interest Rate(1)	September 30, 2022	December 31, 2021
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(1,887)	(2,050)
Secured Term Loan, net			$401,476	$401,313

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
Collateral
The Secured Term Loan’s collateral pool contains 3,334 homes as of September 30, 2022 and December 31, 2021 with a gross book value of $810,354 and $801,318, respectively, and a net book value of $692,392 and $703,492, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. No such prepayments were made during the nine months ended September 30, 2022 and 2021.

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
The following table sets forth a summary of our Unsecured Notes as of September 30, 2022 and December 31, 2021:

	Interest Rate(1)	September 30, 2022	December 31, 2021
Total Unsecured Notes, net(2)	2.00% — 4.15%	$2,537,755	$1,938,425
Deferred financing costs, net		(20,483)	(16,451)
Total		$2,517,272	$1,921,974

(1)Represents the range of contractual rates in place as of September 30, 2022.
(2)Net of unamortized discount of $12,245 and $11,575 as of September 30, 2022 and December 31, 2021. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of September 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.
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
On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans (the “2022 Term Loan Facility”; and together with the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provides $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and up to three delayed draw term loans (the “Delayed Draw Term Loans”) totaling $575,000 which may be drawn during the six month period following the effective date of the 2022 Term Loan Facility. The Initial Term Loan and any Delayed Draw Term Loans (together, the “2022 Term Loans”) mature on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations.
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facilities as of September 30, 2022 and December 31, 2021:

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
2020 Term Loan Facility(1)(2)	January 31, 2025	4.14%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	4.38%	150,000	—
Total Term Loan Facilities			2,650,000	2,500,000
Less: deferred financing costs, net			(23,509)	(21,878)
Term Loan Facilities, net			$2,626,491	$2,478,122

Revolving Facility(1)(2)	January 31, 2025	4.03%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of September 30, 2022, the applicable margins were 1.00% and 0.89%, respectively, and LIBOR was 3.14%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on SOFR adjusted for a 0.10% credit spread adjustment (“Adjusted SOFR”), plus the applicable margin. As of September 30, 2022, the applicable margin was 1.24%, and Adjusted SOFR was 3.14%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%. After obtaining the requisite rating on our non-credit enhanced, senior unsecured long term debt as defined in the Credit Facility agreement (the “Investment Grade Rating”), we elected to convert to a credit rating based pricing grid (the “Pricing Grid Conversion”) effective April 22, 2021.
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
The current margins for the Term Loan Facilities and the Revolving Facility are as follows:

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
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse. If at any time we do not have an Investment Grade Rating, we will also be required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder. As of September 30, 2022, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility and the 2022 Term Loan Facility.
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
On September 17, 2021, as a result of the execution of a parent guaranty agreement, the obligations under the Credit Facility became guaranteed on a joint and several basis by INVH and two of its wholly owned subsidiaries, the General Partner and IH Merger Sub. In connection with the 2022 Term Loan Facility, we entered into a similar parent guaranty agreement with INVH, the General Partner, and IH Merger Sub.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2022:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)	Total
2022	$—	$—	$—	$—	$—	$—
2023	1,223,307	—	—	—	—	1,223,307
2024	—	—	—	—	—	—
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
Thereafter	994,538	403,363	2,550,000	150,000	—	4,097,901
Total	2,217,845	403,363	2,550,000	2,650,000	—	7,821,208
Less: deferred financing costs, net	(8,381)	(1,887)	(20,483)	(23,509)	—	(54,260)
Less: unamortized debt discount	(1,672)	—	(12,245)	—	—	(13,917)
Total	$2,207,792	$401,476	$2,517,272	$2,626,491	$—	$7,753,031

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of September 30, 2022. If fully extended, we would have no mortgage loans maturing before 2025. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Currently, each of our swap agreements is indexed to one month LIBOR and is designated for hedge accounting purposes. One month LIBOR is set to expire after June 30, 2023, and we will work with the counterparties to our swap agreements to adjust each floating rate to a comparable or successor rate (see Note 2 for additional information about reference rate reform and our transition from LIBOR). Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The table below summarizes our interest rate swap instruments as of September 30, 2022:

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

During the nine months ended September 30, 2022, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292 in connection with these terminations.
During the three and nine months ended September 30, 2022 and 2021, the derivatives in the table above were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $44,013 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which is set to expire on June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 7.56% to 9.00%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2022	December 31, 2021	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$115,378	$—	Other liabilities	$—	$271,156

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	5	6	Other liabilities	—	—
Total		$115,383	$6		$—	$271,156
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2022 and December 31, 2021:

	September 30, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$115,383	$—	$115,383	$—	$—	$115,383
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$6	$—	$6	$—	$—	$6
Offsetting liabilities:
Derivatives	$271,156	$—	$271,156	$—	$—	$271,156

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021		2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$102,940	$(1,586)	Interest expense	$(9,591)	$(37,074)	$76,454	$79,370

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended September 30,
		2022	2021
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$28	$1
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021:

	Amount of Gain Recognized in OCI on Derivative		Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021		2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$316,479	$57,283	Interest expense	$(63,837)	$(112,973)	$225,683	$243,540

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Nine Months Ended September 30,
		2022	2021
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$63	$106

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
As of September 30, 2022, there were no derivative counterparties with whom we were in a net liability position.
Note 9—Stockholders' Equity
As of September 30, 2022, we have issued 611,409,909 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of September 30, 2022, 1,737,395 outstanding OP Units are redeemable.
During the three and nine months ended September 30, 2022, we issued 1,050,000 and 10,364,471 shares of common stock, respectively. During the three and nine months ended September 30, 2021, we issued 26,175,130 and 27,776,008 shares of common stock, respectively.
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
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the nine months ended September 30, 2022, we sold 2,438,927 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $98,367, after giving effect to Agent commissions and other costs totaling $1,633. We did not sell any shares of our common stock under the 2021 ATM Equity Program during the three months ended September 30, 2022. As of September 30, 2022, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
On August 22, 2019, we entered into distribution agreements with a syndicate of banks, pursuant to which we sold, from time to time, up to an aggregate sales price of $800,000 of our common stock (the “2019 ATM Equity Program”). During the three and nine months ended September 30, 2021, we sold 4,951,969 shares of our common stock under our 2019 ATM Equity Program, generating net proceeds of $196,778 after giving effect to agent commissions and other costs totaling $3,167. We terminated the 2019 ATM Equity Program immediately after entering into the 2021 ATM Equity Program.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes our dividends declared from January 1, 2021 through September 30, 2022:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q3-2022	August 9, 2022	$0.22	August 26, 2022	$135,042
Q2-2022	May 10, 2022	0.22	May 27, 2022	134,744
Q1-2022	February 14, 2022	0.22	February 28, 2022	134,240
Q4-2021	November 9, 2021	0.17	November 24, 2021	102,180
Q3-2021	August 10, 2021	0.17	August 27, 2021	98,965
Q2-2021	May 11, 2021	0.17	May 28, 2021	97,054
Q1-2021	February 10, 2021	0.17	February 26, 2021	96,933
On October 20, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on November 8, 2022, which is payable on November 23, 2022 (see Note 15).
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
Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2022.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the nine months ended September 30, 2022, we granted 640,107 RSUs, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the nine months ended September 30, 2022, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 285,601 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Other Awards
During the nine months ended September 30, 2022, we granted 106,975 time-vesting RSUs in the form of retention awards to certain associates which will fully vest on March 1, 2025, subject to continued employment through the vesting date.
Director Awards
During the nine months ended September 30, 2022, we granted 36,912 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2023 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included rigorous market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, and 25% will vest on each of the first and second anniversaries of March 31, 2022, subject to continued employment. The estimated fair value of 2019 Outperformance Awards that fully vested during the nine months ended September 30, 2022 was $6,134. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date will be calculated consistent with the award terms. To the extent performance through the Interim Measurement Date would result in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amounts will be guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. 2022 Outperformance Awards with an approximate aggregate $20,800 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the nine months ended September 30, 2022:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2021	397,085	$29.05	1,097,537	$28.38	1,494,622	$28.56
Granted	339,517	37.39	730,078	31.46	1,069,595	33.34
Vested(2)	(211,815)	(28.79)	(602,994)	(24.67)	(814,809)	(25.74)
Forfeited / canceled	(8,723)	(34.43)	(11,745)	(28.99)	(20,468)	(31.31)
Balance, September 30, 2022	516,064	$34.56	1,212,876	$32.08	1,728,940	$32.82

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the nine months ended September 30, 2022 was $21,036. During the nine months ended September 30, 2022, 1,349 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the nine months ended September 30, 2022:

For the Nine Months Ended September 30,
Expected volatility(1)	28.9% — 33.6%
Risk-free rate	1.72% — 2.59%
Expected holding period (years)	2.84 — 3.00

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2022 and 2021, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$6,169	$4,775	$17,584	$16,918
Property management expense	1,761	1,277	4,981	4,154
Total	$7,930	$6,052	$22,565	$21,072
As of September 30, 2022, there is $49,346 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.19 years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of September 30, 2022 and December 31, 2021, refer to Note 6.
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$115,034	$111,754	$157,173	$161,356

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$2,237,755	$1,736,081	$1,638,425	$1,599,001
Mortgage loans(3)	Level 2	2,216,173	2,123,721	3,065,620	3,110,862
Unsecured Notes — private placement(4)	Level 2	300,000	223,023	300,000	298,822
Secured Term Loan(5)	Level 3	403,363	353,335	403,363	422,519
Term Loan Facilities(6)	Level 3	2,650,000	2,652,496	2,500,000	2,506,159
Convertible Senior Notes(7)	Level 3	—	—	141,397	141,631

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $12,245 and $11,575 of unamortized discount and excludes $19,093 and $14,934 of deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.
(3)The carrying values of the mortgage loans are shown net of discount and exclude $8,381 and $9,767 of deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,390 and $1,517 of deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,887 and $2,050 of deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.
(6)The carrying values of the Term Loan Facilities exclude $23,509 and $21,878 of deferred financing costs as of September 30, 2022 and December 31, 2021, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of September 30, 2022:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$353,335	Discounted Cash Flow	Effective Rate	5.38%
Term Loan Facilities	2,652,496	Discounted Cash Flow	Effective Rate	4.14%	—	5.72%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$125	$629	$861	$3,582
Total impairments	(101)	(126)	(238)	(650)
Fair value	$24	$503	$623	$2,932
We did not record any impairments for our investments in single-family residential properties, net held for use during the three and nine months ended September 30, 2022 and 2021. For additional information related to our single-family residential properties as of September 30, 2022 and December 31, 2021, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$79,032	$69,108	$282,242	$186,622

Denominator:
Weighted average common shares outstanding — basic	610,845,820	577,011,178	609,212,132	570,808,028
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,801,768	1,560,214	1,529,591	1,454,170
Weighted average common shares outstanding — diluted	612,647,588	578,571,392	610,741,723	572,262,198

Net income per common share — basic	$0.13	$0.12	$0.46	$0.33
Net income per common share — diluted	$0.13	$0.12	$0.46	$0.33
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, 21,254 and 22,585 incremental shares attributed to non-vested share-based awards are excluded from the denominator for the nine months ended September 30, 2022 and 2021, respectively. There were no anti-dilutive incremental shares attributed to non-vested share-based awards for the three months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022 and 2021, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
For the nine months ended September 30, 2022, using the “if-converted” method, 387,834 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. The outstanding balance of the 2022 Convertible Notes was settled in January 2022. As such, they had no effect on potential dilution for the three months ended September 30, 2022. For the three and nine months ended September 30, 2021, using the “if-converted” method, 8,632,132 and 12,964,322 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the 2022 Convertible Notes for the three and nine months ended September 30, 2022 and 2021. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of September 30, 2022 and December 31, 2021, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

We have sold assets that were either subject to state and local income taxes or Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $73 and $81 of current income tax expense for the three months ended September 30, 2022 and 2021, respectively, and resulted in $235 and $464 of current income tax expense for the nine months ended September 30, 2022 and 2021, respectively, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of September 30, 2022, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2022	$1,188	$671
2023	3,952	2,563
2024	3,675	857
2025	2,227	93
2026	1,117	6
Thereafter	500	—
Total lease payments	12,659	4,190
Less: imputed interest	(599)	(143)
Total lease liability	$12,060	$4,047
The components of lease expense for the three and nine months ended September 30, 2022 and 2021 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost:
Fixed lease cost	$800	$991	$2,466	$3,105
Variable lease cost	384	364	1,133	968
Total operating lease cost	$1,184	$1,355	$3,599	$4,073

Finance lease cost:
Amortization of ROU assets	$675	$699	$2,055	$2,115
Interest on lease liabilities	51	64	178	220
Total finance lease cost	$726	$763	$2,233	$2,335

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,212 homes over the next five years. Estimated remaining commitments under these agreements total approximately $700,000 as of September 30, 2022.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2022, there are no material contingent liabilities related to uninsured losses with respect to our properties.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Hurricane-Related Losses
During the third quarter of 2022, Hurricane Ian damaged certain of our properties in Florida and the Carolinas. We estimate that our homes incurred approximately $19,000 of hurricane damage which has been expensed as impairment and other on our condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and is reflected in other liabilities on our condensed consolidated balance sheet as of September 30, 2022. Based on previous experience, we anticipate that additional damage, and thus costs, may be identified and incurred over the coming months. As such, our estimates will be adjusted as new information becomes available. Additionally, a portion of our losses may be recoverable through insurance policies that provide coverage for wind, flood, and business interruption, subject to deductibles and limits.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2022, for potential recognition or disclosure.
Dividend Declaration
On October 20, 2022, our board of directors declared a dividend of $0.22 per share to stockholders of record on November 8, 2022, which is payable on November 23, 2022.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across America. With over 80,000 homes for lease in 16 markets across the country as of September 30, 2022, we are meeting the needs of a growing share of Americans who prefer the ease of leasing over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch customer service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide safe and secure homes for them and their loved ones. In turn, we focus on ensuring our associates are fairly compensated and that we provide a diverse, equitable, and inclusive culture where they are appreciated for who they are and what they bring to the business. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that demonstrate that commitment. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.
Impact of Macroeconomic Trends and COVID-19
In March 2020, interest rates reached historically low levels, in large part driven by the impacts of COVID-19 on the United States economy. More recently, high consumer demand, low interest rates, global supply chain disruptions, and other factors have contributed to rapidly accelerating economic inflation to an annual inflation rate of 8.2% for the twelve months ended September 30, 2022. To offset the impacts of inflation, since March 2022, the Federal Open Market Committee has raised short-term interest rates a total of 300 bps to a target range of 3.00% to 3.25% as of September 30, 2022, and the committee may continue to raise rates for some period of time.

Overall weaker economic conditions, ongoing geopolitical tensions, uncertainty in financial markets, including the impact of inflation and rising interest rates, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include supply chain disruptions, labor shortages, and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business.
The ongoing COVID-19 pandemic continues to create many unknowns that may impact our residents, associates, and suppliers. The ultimate impacts remain unknown, but the overall impact of the pandemic has not created significant disruptions to our business model during the nine months ended September 30, 2022 and 2021. We continue to closely monitor the impact of the pandemic on all aspects of our business and manage our response thereto in collaboration with our residents and business partners.
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

Other Matters
In July 2021, we received congressional inquiries requesting information and documentation about our eviction practices during the COVID-19 pandemic, including information relating to compliance with federal eviction moratorium requirements and cooperation with impacted residents to use federal assistance funds as an alternative to eviction. In October 2021 and January 2022, we received additional congressional inquiries requesting information about our activities in the housing market. We have responded to and have cooperated with these inquiries and information requests.
In August 2021, we received a letter from the staff of the Federal Trade Commission requesting information as to how we conduct our business generally and during the COVID-19 pandemic specifically. We are in the process of responding to and cooperating with this request.
We cannot currently predict the timing, outcome, or scope of the ongoing inquiries.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2022 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,789	97.5%	$2,838	$1.67	11.8%
Northern California	4,454	95.4%	2,552	1.63	6.2%
Seattle	4,087	92.6%	2,655	1.38	5.8%
Phoenix	8,906	95.2%	1,869	1.12	9.3%
Las Vegas	3,179	95.9%	2,078	1.05	3.7%
Denver	2,678	90.1%	2,401	1.31	3.4%
Western United States Subtotal	31,093	95.1%	2,382	1.37	40.2%

Florida:
South Florida	8,380	96.8%	2,653	1.42	12.2%
Tampa	8,610	96.3%	2,070	1.11	10.0%
Orlando	6,458	96.4%	2,030	1.09	7.4%
Jacksonville	1,928	96.9%	2,022	1.02	2.2%
Florida Subtotal	25,376	96.5%	2,249	1.20	31.8%

Southeast United States:
Atlanta	12,676	96.8%	1,836	0.89	12.8%
Carolinas	5,368	96.1%	1,880	0.88	5.5%
Southeast United States Subtotal	18,044	96.6%	1,849	0.89	18.3%

Texas:
Houston	2,112	96.2%	1,757	0.91	2.1%
Dallas	2,869	95.9%	2,069	1.01	3.3%
Texas Subtotal	4,981	96.0%	1,936	0.97	5.4%

Midwest United States:
Chicago	2,541	96.8%	2,198	1.36	3.0%
Minneapolis	1,113	95.2%	2,168	1.11	1.3%
Midwest United States Subtotal	3,654	96.3%	2,189	1.28	4.3%

Total / Average	83,148	96.0%	$2,189	$1.17	100.0%
Same Store Total / Average	74,881	97.5%	$2,181	$1.17	91.0%

(1)As of September 30, 2022.
(2)Represents average occupancy for the three months ended September 30, 2022.
(3)Represents average monthly rent for the three months ended September 30, 2022.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2022.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.0% of our rental revenues and other property income during the three months ended September 30, 2022. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, whether the property was vacant when acquired, and whether there are any state or local restrictions on our ability to complete renovations as an essential business function. Additionally, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business have increased the time required to renovate our homes. As a result of current inflationary trends, we have experienced, and expect to continue to incur, increased costs for certain materials and services necessary to renovate our homes. We continue to actively manage the impact of inflation on the cost of renovations, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
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
Results of Operations
Portfolio Information
As of September 30, 2022 and 2021, we owned 83,148 and 81,549 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2022 and 2021, we acquired 244 and 1,082 homes, respectively, and sold 189 and 145 homes, respectively. During the three months ended September 30, 2022 and 2021, we owned an average of 83,123 and 81,007 single-family rental homes, respectively. During the nine months ended September 30, 2022 and 2021, we acquired 1,273 and 1,977 homes, respectively, and sold 506 and 605 homes, respectively. During the nine months ended September 30, 2022 and 2021, we owned an average of 82,859 and 80,547 single-family rental homes, respectively.

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
As of September 30, 2022, our Same Store portfolio consisted of 74,881 single-family rental homes.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenues:
Rental revenues and other property income	$565,391	$508,178	$57,213	11.3%
Management fee revenues	3,284	1,354	1,930	142.5%
Total revenues	568,675	509,532	59,143	11.6%

Expenses:
Property operating and maintenance	203,787	184,484	19,303	10.5%
Property management expense	22,385	17,886	4,499	25.2%
General and administrative	20,123	19,369	754	3.9%
Interest expense	76,454	79,370	(2,916)	(3.7)%
Depreciation and amortization	160,428	150,694	9,734	6.5%
Impairment and other	20,004	4,294	15,710	365.9%
Total expenses	503,181	456,097	47,084	10.3%

Gains (losses) on investments in equity securities, net	(796)	4,319	(5,115)	(118.4)%
Other, net	(8,372)	(1,508)	(6,864)	(455.2)%
Gain on sale of property, net of tax	23,952	13,047	10,905	83.6%
Income (loss) from investments in unconsolidated joint ventures	(849)	202	(1,051)	(520.3)%

Net income	$79,429	$69,495	$9,934	14.3%
Revenues
For the three months ended September 30, 2022 and 2021, total revenues were $568.7 million and $509.5 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended September 30, 2022 and 2021, total portfolio rental revenues and other property income totaled $565.4 million and $508.2 million, respectively, an increase of 11.3%, driven by an increase in average monthly rent per occupied home and a 2,116 home increase between periods in the average number of homes owned, partially offset by a 100 bps reduction in occupancy and a 70 bps increase in bad debt as a percentage of rental revenue between periods. The increase in bad debt is related to protracted time periods to address residents who are not current on their rent. We may continue to experience volatility in our bad debt rate due to the impact of macroeconomic factors and changes in rental assistance programs.
Average occupancy for the three months ended September 30, 2022 and 2021 for the total portfolio was 96.0% and 97.0%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended September 30, 2022 and 2021 was $2,189 and $1,991, respectively, a 9.9% increase. For our Same Store portfolio, average occupancy was 97.5% and 98.1% for the three months ended September 30, 2022 and 2021, respectively, and average monthly rent per occupied home for the three months ended September 30, 2022 and 2021 was $2,181 and $1,989, respectively, a 9.7% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2022 and 2021 was 24.8% and 25.2%, respectively. For the Same Store portfolio, an average home remained unoccupied for 35 and 25 days between residents for the three months ended September 30, 2022 and 2021, respectively. The decrease in annualized turnover rate only partially offset the increase in days to re-resident resulting in an overall decrease in average occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 10.2% and 7.7% for the three months ended September 30, 2022 and 2021, respectively, and new lease net effective rental rate growth for the total portfolio averaged 15.2% and 18.3% for the three months ended September 30, 2022 and 2021, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 10.2% and 7.7% for the three months ended September 30, 2022 and 2021, respectively, and new lease net effective rental rate growth averaged 15.6% and 18.3% for the three months ended September 30, 2022 and 2021, respectively.
Other property income for the three months ended September 30, 2022 increased compared to September 30, 2021, primarily due to increased utility billbacks as new leases are entered into, increased collections of late fees, and enhanced ancillary revenue programs, among other things.
For the three months ended September 30, 2022 and 2021, management fee revenues totaled $3.3 million and $1.4 million, respectively. These fees increased as a result of the formation of new joint ventures and an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the three months ended September 30, 2022 and 2021, total expenses were $503.2 million and $456.1 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended September 30, 2022, property operating and maintenance expense increased to $203.8 million from $184.5 million for the three months ended September 30, 2021. In addition to a 2,116 home increase in the average number of homes owned between periods, increases in property taxes, repairs and maintenance expense, utilities, and property administrative costs contributed to the overall 10.5% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $42.5 million from $37.3 million for the three months ended September 30, 2022 and 2021, respectively. The increase is primarily due to increased property management expense, including personnel and technology costs related to expansion of our platform that provides services to both our wholly owned portfolio and our joint venture investments.
Interest expense decreased from $79.4 million for the three months ended September 30, 2021 to $76.5 million for the three months ended September 30, 2022. The decrease in interest expense was primarily due to refinancing activities since September 30, 2021. The decrease in gross debt outstanding of $48.8 million from September 30, 2021 to September 30, 2022 was partially offset by a 9 bps increase in our weighted average interest rate at each period end.
Depreciation and amortization expense increased to $160.4 million for the three months ended September 30, 2022 from $150.7 million for the three months ended September 30, 2021 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Impairment and other expenses were $20.0 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, impairment and other expenses were comprised of impairment losses of $0.1 million on our single-family residential properties and net casualty losses of $19.9 million which include an accrual of $19.0 million for estimated losses and damages related to Hurricane Ian. During the three months ended September 30, 2021, impairment and other expenses were comprised of impairment losses of $0.1 million on our single-family residential properties and net casualty losses of $4.2 million.
Gains (Losses) on Investments in Equity Securities, net
For the three months ended September 30, 2022, gains (losses) on investments in equity securities, net was comprised of net unrealized losses from marking investments still held at period end to market. For the three months ended September 30, 2021, $4.3 million of gains (losses) on investments in equity securities, net was comprised of $14.2 million of realized gains from the sale of equity securities, net of $9.9 million of unrealized losses from reversals of previously recorded unrealized gains on the sold equity securities and marking investments that have a readily determinable fair value to market as of September 30, 2021.
Other, net
Other, net was $8.4 million for the three months ended September 30, 2022 compared to $1.5 million for the three months ended September 30, 2021, primarily due to a global settlement of a multistate putative class action regarding resident late fees in 2022 and other increases in administrative costs between those periods. The global settlement remains subject to court approval.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $24.0 million and $13.0 million for the three months ended September 30, 2022 and 2021, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods and an increase in the number of homes sold from 145 for the three months ended September 30, 2021 to 189 for the three months ended September 30, 2022.
Income (Loss) from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or (losses) from unconsolidated joint ventures was a loss of $0.8 million for the three months ended September 30, 2022 compared to a gain of $0.2 million for the three months ended September 30, 2021. This change is a result of the formation of and commencement of operations in new joint ventures, an increase in the number of homes within our joint venture investments, and the incurrence of interest expense on new financing arrangements within the joint venture investments. These increased costs, including a $1.3 million increase in our share of depreciation expense year over year, were partially offset by a non-cash increase in the fair value of underlying derivative instruments for certain of the joint ventures. Our share of this fair value change was $2.4 million for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,650,131	$1,473,250	$176,881	12.0%
Management fee revenues	8,154	3,140	5,014	159.7%
Total revenues	1,658,285	1,476,390	181,895	12.3%

Expenses:
Property operating and maintenance	576,736	528,279	48,457	9.2%
Property management expense	65,166	51,424	13,742	26.7%
General and administrative	57,104	56,147	957	1.7%
Interest expense	225,683	243,540	(17,857)	(7.3)%
Depreciation and amortization	474,796	440,475	34,321	7.8%
Impairment and other	22,874	5,630	17,244	306.3%
Total expenses	1,422,359	1,325,495	96,864	7.3%

Gains (losses) on investments in equity securities, net	(4,000)	(5,823)	1,823	31.3%
Other, net	(11,605)	(3,181)	(8,424)	(264.8)%
Gain on sale of property, net of tax	69,486	45,450	24,036	52.9%
Income (loss) from investments in unconsolidated joint ventures	(5,870)	564	(6,434)	N/M

Net income	$283,937	$187,905	$96,032	51.1%
Revenues
For the nine months ended September 30, 2022 and 2021, total revenues were $1,658.3 million and $1,476.4 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the nine months ended September 30, 2022 and 2021, total portfolio rental revenues and other property income totaled $1,650.1 million and $1,473.3 million, respectively, an increase of 12.0%, driven by an increase in average monthly rent per occupied home and a 2,312 home increase between periods in the average number of homes owned, partially offset by a 130 bps reduction in occupancy.
Average occupancy for the nine months ended September 30, 2022 and 2021 for the total portfolio was 96.0% and 97.3%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2022 and 2021 was $2,133 and $1,950, respectively, a 9.4% increase. For our Same Store portfolio, average occupancy was 97.9% and 98.3% for the nine months ended September 30, 2022 and 2021, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2022 and 2021 was $2,126 and $1,948, respectively, a 9.1% increase.

The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2022 and 2021 was 22.1% and 24.6%, respectively. For the Same Store portfolio, an average home remained unoccupied for 35 and 25 days between residents for the nine months ended September 30, 2022 and 2021, respectively. The decrease in annualized turnover only partially offset the increase in days to re-resident resulting in an overall decrease in average occupancy on a year over year basis. During the nine months ended September 30, 2021, our turnover rate may have been impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who were not inclined to relocate during a pandemic). These moratoriums have now generally been lifted in the vast majority of our markets.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 10.0% and 6.0% for the nine months ended September 30, 2022 and 2021, respectively, and new lease net effective rental rate growth for the total portfolio averaged 15.4% and 13.6% for the nine months ended September 30, 2022 and 2021, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 10.0% and 6.1% for the nine months ended September 30, 2022 and 2021, respectively, and new lease net effective rental rate growth averaged 15.7% and 13.7% for the nine months ended September 30, 2022 and 2021, respectively.
Other property income for the nine months ended September 30, 2022 increased compared to September 30, 2021, primarily due to increased utility billbacks as new leases are entered into, increased collections of late fees, and enhanced ancillary revenue programs, among other things.
For the nine months ended September 30, 2022 and 2021, management fee revenues totaled $8.2 million and $3.1 million, respectively. These fees increased as a result of the formation of new joint ventures and an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the nine months ended September 30, 2022 and 2021, total expenses were $1,422.4 million and $1,325.5 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the nine months ended September 30, 2022, property operating and maintenance expense increased to $576.7 million from $528.3 million for the nine months ended September 30, 2021. In addition to a 2,312 home increase between periods in the average number of homes owned, increases in property taxes, repairs and maintenance, utilities, and property administrative costs resulted in the overall 9.2% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $122.3 million from $107.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily due to increased property management expense, including personnel and technology costs related to expansion of our platform that provides services to both our wholly owned portfolio and our joint venture investments.
Interest expense decreased from $243.5 million for the nine months ended September 30, 2021 to $225.7 million for the nine months ended September 30, 2022. The decrease in interest expense was primarily due to refinancing activities since September 30, 2021. The decrease in gross debt outstanding of $48.8 million from September 30, 2021 to September 30, 2022 was partially offset by a 9 bps increase in our weighted average interest rate at each period end.
Depreciation and amortization expense increased to $474.8 million for the nine months ended September 30, 2022 from $440.5 million for the nine months ended September 30, 2021 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Impairment and other expenses were $22.9 million and $5.6 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, impairment and other expenses were comprised of net casualty losses of $22.6 million, which include an accrual of $19.0 million for estimated losses and damages related to Hurricane Ian, and impairment losses of $0.2 million on our single-family residential properties. During the nine months ended September 30, 2021, impairment and other expenses were comprised of impairment losses of $0.6 million on our single-family residential properties and net casualty losses of $5.0 million.
Gains (Losses) on Investments in Equity Securities, net
For the nine months ended September 30, 2022, losses on investments in equity securities, net of $4.0 million was comprised of $7.3 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market, partially offset by a $3.3 million gain from the sale of equity securities compared to the actual amount originally invested. For the nine months ended September 30, 2021, $5.8 million of losses on investments in equity securities, net was comprised of $21.9 million of unrealized losses from reversals of previously recorded unrealized gains on sold equity securities and marking investments that have a readily determinable fair value to market as of September 30, 2021, partially offset by $16.1 million of realized gains from the sale of equity securities.
Other, net
Other, net increased to $11.6 million for the nine months ended September 30, 2022 from $3.2 million for the nine months ended September 30, 2021, primarily due to a global settlement of a multistate putative class action regarding resident late fees in 2022 and other increases in administrative costs between those periods. The global settlement remains subject to court approval.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $69.5 million and $45.5 million for the nine months ended September 30, 2022 and 2021, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods, partially offset by a decrease in the number of homes sold from 605 for the nine months ended September 30, 2021 to 506 for the nine months ended September 30, 2022.
Income (Loss) from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or (losses) from unconsolidated joint ventures was a loss of $5.9 million for the nine months ended September 30, 2022 compared to income of $0.6 million for the nine months ended September 30, 2021. This change is a result of the formation of and commencement of operations in new joint ventures, an increase in the number of homes within our joint venture investments, and the incurrence of interest expense on new financing arrangements within the joint venture investments. These increased costs, including a $2.7 million increase in our share of depreciation expense year over year, were partially offset by a non-cash increase in the fair value of underlying derivative instruments for certain of the joint ventures. Our share of this fair value change was $2.5 million for the nine months ended September 30, 2022 and 2021.

Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2022 and December 31, 2021 include unrestricted cash and cash equivalents of $300.3 million and $610.2 million, respectively, a 50.8% decrease primarily due to the funding of acquisitions of single-family residential properties and investments in our joint ventures and net repayments of indebtedness, partially offset by issuance of common stock as further described below.
In addition to our day-to-day business operations, including ongoing acquisitions of and investments in single-family residential properties, funding of commitments, and quarterly dividend and distribution payments, the following activity has occurred since December 31, 2021:
•Through September 30, 2022, we sold 2,438,927 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $98.4 million.

•In March 2022, we entered into an agreement with Rockpoint Group, L.L.C. to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of September 30, 2022, we have funded $10.0 million to the 2022 Rockpoint JV, and our remaining equity commitment is $40.0 million.
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
•During the first half of 2022, we used the proceeds from the 2032 Unsecured Notes and the 2022 Term Loan Facility to make voluntary prepayments of the then-outstanding balances of IH 2018-2 and IH 2018-3, which resulted in a release of each loan’s collateral.
•As a result of Hurricane Ian's impact to some of our homes in Florida and the Carolinas, we recorded an estimated $19.0 million casualty loss expense for hurricane-related losses and damages during the three months ended September 30, 2022. A portion of our losses may be recoverable through insurance policies that provide coverage for wind, flood, and business interruption, subject to deductibles and limits.
As of September 30, 2022, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw additional funds thereunder provided we remain in compliance with all covenants. As of September 30, 2022, we also have $575.0 million of undrawn capacity on the 2022 Term Loan Facility. We have no debt reaching final maturity until March 2025, provided all extension options are exercised.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of September 30, 2022 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate	Weighted Average Years to Maturity(2)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(3)	$994,538	$939,038	4.23%	4.7	$—
IH 2018-1(4)	560,459	532,419	L + 88 bps	2.4	560,459
IH 2018-4(4)	662,848	629,680	L + 123 bps	3.3	662,848
Secured Term Loan(5)	403,363	403,363	3.59%	8.7	—
Total secured(6)	2,621,208	$2,504,500	4.02%	4.5	1,223,307

Unsecured:
2020 Term Loan Facility(7)	$2,500,000		L + 100 bps	3.3	$2,500,000
2022 Term Loan Facility(8)	150,000		S + 124 bps	6.7	—
Revolving Facility(7)	—		L + 89 bps	3.3	—
Unsecured Notes — May 2028	150,000		2.46%	5.7	—
Unsecured Notes — November 2028	600,000		2.30%	6.1	—
Unsecured Notes — August 2031	650,000		2.00%	8.9	—
Unsecured Notes — April 2032	600,000		4.15%	9.5	—
Unsecured Notes — January 2034	400,000		2.70%	11.3	—
Unsecured Notes — May 2036	150,000		3.18%	13.7	—
Total unsecured(6)	5,200,000		3.37%	6.1	2,500,000

Total debt(6)	7,821,208		3.59%	5.6	$3,723,307
Unamortized discounts	(13,917)
Deferred financing costs, net	(54,260)
Total debt per balance sheet	7,753,031
Retained certificates	(116,706)
Cash and restricted cash, excluding security deposits and letters of credit	(340,301)
Deferred financing costs, net	54,260
Unamortized discounts	13,917
Net debt	$7,364,201

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
(4)Interest rates are based on a weighted average spread over the London Interbank Offer Rate (“LIBOR”), or a comparable or successor rate as provided for in our loan agreements, plus applicable servicing fees; as of September 30, 2022, LIBOR was 3.14%.

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
(6)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on September 30, 2022, LIBOR of 3.14% or the Secured Overnight Financing Rate (“SOFR”) adjusted for a 0.10% credit spread adjustment (“Adjusted SOFR”) of 3.14%, as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(7)Interest rate is based on LIBOR plus an applicable margin. As of September 30, 2022, LIBOR was 3.14%.
(8)Interest rate is based on Adjusted SOFR plus the applicable margin. As of September 30, 2022, Adjusted SOFR was 3.14%.

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
•renovation of newly-acquired homes;
•repairs of homes damaged by Hurricane Ian;
•HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes;
•property management and general and administrative expenses;
•interest expense;
•dividend payments to our equity investors; and
•required contributions to our joint ventures.
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of certain of our joint ventures. We do not expect this guarantee to have a material current or future effect on our liquidity. See Part I. Item 1. “Financial Statements — Note 5 of Notes to Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility or the 2022 Term Loan Facility, which had undrawn balances of $1,000.0 million and $575.0 million, respectively, as of September 30, 2022.
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
Cash Flows
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$903,946	$782,314	$121,632	15.5%
Net cash used in investing activities	(756,089)	(728,310)	(27,779)	(3.8)%
Net cash provided by (used in) financing activities	(450,819)	355,378	(806,197)	(226.9)%
Change in cash, cash equivalents, and restricted cash	$(302,962)	$409,382	$(712,344)	(174.0)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $903.9 million and $782.3 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of 15.5%. The increase in cash provided by operating activities is primarily due to (1) improved operational profitability, including a $133.4 million increase in total revenues net of property operating and maintenance expense from period to period, partially offset by (2) a net $20.0 million use of cash between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in our joint ventures. Net cash used in investing activities was $756.1 million and $728.3 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $27.8 million. The increase in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021: (1) an increase in cash used for investments in joint ventures; (2) a decrease in cash used for the acquisition of homes (3) an increase in initial renovations of homes; and (4) an increase in capital expenditures. More specifically, investments in joint ventures increased $141.6 million as a result of the formation of new joint ventures and increased acquisition activity in our existing joint ventures during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Acquisition spend decreased $234.6 million due to a decrease in the number of homes acquired from

1,977 during the nine months ended September 30, 2021 to 1,273 homes acquired during the nine months ended September 30, 2022. Renovation spend increased by $52.4 million due to more renovations being completed in during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, and capital expenditures increased by $34.6 million year over year due to increased average home count and other increases in costs to maintain per home, including the impact of inflation.
Financing Activities
Net cash provided by (used in) financing activities was $(450.8) million and $355.4 million for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, issuances and sales of stock under our 2021 ATM Equity Program generated $98.4 million of net proceeds which were used primarily for acquisitions. During that period, we also issued $598.4 million of unsecured notes and borrowed $150.0 million on a new term loan facility. The proceeds from this financing activity along with cash from operations were used to repay $849.7 million of mortgage loans. During that period, we also made $406.4 million of dividend and distribution payments funded by cash flows from operations and proceeds from home sales. During the nine months ended September 30, 2021, we received $939.6 million of proceeds from the issuance and sale of unsecured notes which along with available cash and proceeds from sales of homes were used to repay $964.3 million of principal on our mortgage loans, including partial repayments of IH 2017-2, IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4. Issuances and sales of stock under our 2019 ATM Equity Program and the 2021 Public Offering generated $693.4 million of net proceeds during the nine months ended September 30, 2021. During that period, we also made $293.8 million of dividend and distribution payments.
Contractual Obligations
Our contractual obligations as of September 30, 2022, consist of the following:

($ in thousands)	Total	2022(1)	2023-2024	2025-2026	Thereafter
Mortgage loans(2)(3)(4)	$2,567,104	$23,677	$188,701	$1,341,753	$1,012,973
Secured Term Loan(2)(3)	529,099	3,618	28,944	28,944	467,593
Unsecured Notes(2)(3)	3,195,343	17,740	141,920	141,920	2,893,763
Term Loan Facilities(2)(3)(4)(5)	3,053,403	28,441	225,983	2,629,586	169,393
Revolving Facility(2)(3)(4)(5)	6,772	511	4,061	2,200	—
Derivative instruments(6)	(21,543)	(2,169)	(17,053)	(2,321)	—
Purchase commitments(7)	52,941	44,433	8,508	—	—
Operating leases	12,659	1,188	7,627	3,344	500
Finance leases	4,190	671	3,420	99	—
Total	$9,399,968	$118,110	$592,111	$4,145,525	$4,544,222

(1)Includes estimated payments for the remaining three months of 2022.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of September 30, 2022.
(3)Interest is calculated at rates in effect as of September 30, 2022, including the indexed rate and any applicable margin, and that rate is held constant until the maturity date. As of September 30, 2022, LIBOR was 3.14%, and Adjusted SOFR was 3.14%.
(4)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(5)Includes the related unused commitment fee, as applicable.

(6)Includes payments (receipts) related to interest rate swap and interest rate cap obligations, calculated using LIBOR as of September 30, 2022, or 3.14%.
(7)Represents commitments to acquire 125 single-family rental homes. The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 2,212 homes over the next five years. Estimated remaining commitments under these agreements total approximately $700.0 million as of September 30, 2022.

Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of September 30, 2022, our remaining equity commitments to the joint ventures total $128.3 million.
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
Once one month LIBOR is phased out on June 30, 2023, the interest rates for our LIBOR-Based Loans will be indexed to a comparable or successor rate as provided for in our loan agreements. That said, we anticipate the need to work with our lenders to document and effectuate the necessary index changes via the terms of the underlying debt instruments. We will also work with the counterparties to our LIBOR-based swap and cap agreements to adjust each to a comparable or successor rate. Furthermore, we will continue to make the appropriate elections available within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to ease the impact of transition from LIBOR to comparable or successor rates on hedge accounting. As more fully described in Part I. Item 1. “Financial Statements —Note 2 of Notes to Condensed Consolidated Financial Statements,” we have and will continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. We periodically evaluate the appropriateness of our accounting policies in accordance with authoritative guidance. Based on a review of the useful lives of the components of our buildings and improvements, we extended the weighted average useful lives range for depreciation thereof from 7 to 28.5 years to 7 to 32 years. This change was implemented for additions to our single-family residential properties placed in service after January 1, 2022. There were no additional material changes to our critical accounting policies during the nine months ended September 30, 2022.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$79,032	$69,108	$282,242	$186,622
Net income available to participating securities	147	69	515	260
Non-controlling interests	250	318	1,180	1,023
Interest expense	76,454	79,370	225,683	243,540
Interest expense in unconsolidated joint ventures	(613)	370	838	669
Depreciation and amortization	160,428	150,694	474,796	440,475
Depreciation and amortization of investments in unconsolidated joint ventures	1,714	389	3,466	739
EBITDA	317,412	300,318	988,720	873,328
Gain on sale of property, net of tax	(23,952)	(13,047)	(69,486)	(45,450)
Impairment on depreciated real estate investments	101	126	238	650
Net gain on sale of investments in unconsolidated joint ventures	(251)	(360)	(567)	(800)
EBITDAre	293,310	287,037	918,905	827,728
Share-based compensation expense(1)	7,930	6,052	22,565	21,072
Severance	46	226	253	500
Casualty losses, net(2)	19,903	4,168	22,636	4,980
(Gains) losses on investments in equity securities, net	796	(4,319)	4,000	5,823
Other, net(3)	8,372	1,508	11,605	3,181
Adjusted EBITDAre	$330,357	$294,672	$979,964	$863,284

(1)For the three months ended September 30, 2022 and 2021, $1,761 and $1,277 was recorded in property management expense, respectively, and $6,169 and $4,775 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2022 and 2021, $4,981 and $4,154 was recorded in property management expense, respectively, and $17,584 and $16,918 was recorded in general and administrative expense, respectively.
(2)Includes accrual of $19,000 for estimated losses and damages related to Hurricane Ian for the three and nine months ended September 30, 2022.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$79,032	$69,108	$282,242	$186,622
Net income available to participating securities	147	69	515	260
Non-controlling interests	250	318	1,180	1,023
Interest expense	76,454	79,370	225,683	243,540
Depreciation and amortization	160,428	150,694	474,796	440,475
Property management expense(1)	22,385	17,886	65,166	51,424
General and administrative(2)	20,123	19,369	57,104	56,147
Impairment and other(3)	20,004	4,294	22,874	5,630
Gain on sale of property, net of tax	(23,952)	(13,047)	(69,486)	(45,450)
(Gains) losses on investments in equity securities, net	796	(4,319)	4,000	5,823
Other, net(4)	8,372	1,508	11,605	3,181
Management fee revenues	(3,284)	(1,354)	(8,154)	(3,140)
(Income) loss from investments in unconsolidated joint ventures	849	(202)	5,870	(564)
NOI (total portfolio)	361,604	323,694	1,073,395	944,971
Non-Same Store NOI	(33,229)	(21,315)	(87,818)	(56,935)
NOI (Same Store portfolio)(5)	$328,375	$302,379	$985,577	$888,036

(1)Includes $1,761 and $1,277 of share-based compensation expense for the three months ended September 30, 2022 and 2021, respectively. Includes $4,981 and $4,154 of share-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.
(2)Includes $6,169 and $4,775 of share-based compensation expense for the three months ended September 30, 2022 and 2021, respectively. Includes $17,584 and $16,918 of share-based compensation expense for the nine months ended September 30, 2022 and 2021, respectively.
(3)Includes accrual of $19,000 for estimated losses and damages related to Hurricane Ian for the three and nine months ended September 30, 2022.
(4)Includes interest income and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 74,881 homes for the nine months ended September 30, 2022 and 2021.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; severance expense; casualty (gains) losses, net; and (gains) losses on investments in equity securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Net income available to common stockholders	$79,032	$69,108	$282,242	$186,622
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	147	69	515	260
Non-controlling interests	250	318	1,180	1,023
Depreciation and amortization on real estate assets	158,199	148,957	468,272	435,348
Impairment on depreciated real estate investments	101	126	238	650
Net gain on sale of previously depreciated investments in real estate	(23,952)	(13,047)	(69,486)	(45,450)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	1,440	29	2,856	(61)
FFO	215,217	205,560	685,817	578,392
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives, including our share from unconsolidated joint ventures	4,539	9,004	17,507	25,791
Share-based compensation expense(1)	7,930	6,052	22,565	21,072
Legal settlements(2)	7,400	—	7,400	—
Severance expense	46	226	253	500
Casualty losses, net(3)	19,903	4,168	22,636	4,980
(Gains) losses on investments in equity securities, net	796	(4,319)	4,000	5,823
Core FFO	255,831	220,691	760,178	636,558
Recurring capital expenditures, including our share from unconsolidated joint ventures	(44,683)	(36,248)	(115,057)	(89,437)
Adjusted FFO	$211,148	$184,443	$645,121	$547,121

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)(6)	612,647,588	578,571,392	610,741,723	572,262,198

Net income per common share — diluted(4)(5)(6)	$0.13	$0.12	$0.46	$0.33

FFO
Numerator for FFO per common share — diluted(4)	$215,217	$205,560	$685,817	$590,923
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	615,172,460	581,333,229	613,497,425	588,603,771

FFO per common share — diluted(4)(5)(6)	$0.35	$0.35	$1.12	$1.00

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	615,172,460	581,333,229	613,497,425	575,639,449

Core FFO per common share — diluted(4)(5)(6)	$0.42	$0.38	$1.24	$1.11
AFFO per common share — diluted(4)(5)(6)	$0.34	$0.32	$1.05	$0.95

(1)For the three months ended September 30, 2022 and 2021, $1,761 and $1,277 was recorded in property management expense, respectively, and $6,169 and $4,775 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2022 and 2021, $4,981 and $4,154 was recorded in property management expense, respectively, and $17,584 and $16,918 was recorded in general and administrative expense, respectively.
(2)Represents the estimated cost of a global settlement of a multistate putative class action regarding resident late fees. The settlement remains subject to court approval.

(3)Includes accrual of $19,000 for estimated losses and damages related to Hurricane Ian for the three and nine months ended September 30, 2022.
(4)On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the three and nine months ended September 30, 2022, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.
For the nine months ended September 30, 2021, the numerator for FFO per common share — diluted was adjusted for interest expense on the 2022 Convertible Notes, including non-cash amortization of discounts, totaling $12,531, and the denominator was adjusted for 12,964,322 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. For the three months ended September 30, 2021, 8,632,132 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, are excluded from the computation of FFO per common share — diluted as they are anti-dilutive and are excluded from Core FFO and AFFO per common share — diluted. For the three and nine months ended September 30, 2021, no such adjustments were made to Core FFO and AFFO per common share —diluted.
(5)Incremental shares attributed to non-vested share-based awards totaling 1,801,768 and 1,560,214 for the three months ended September 30, 2022 and 2021, respectively, and 1,529,591 and 1,454,170 for the nine months ended September 30, 2022 and 2021, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 2,008,267 and 1,783,766 for the three months ended September 30, 2022 and 2021, respectively, and 1,743,556 and 1,756,872 for the nine months ended September 30, 2022 and 2021, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(6)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,318,373 and 2,538,285 for the three months ended September 30, 2022 and 2021, respectively, and 2,541,737 and 3,074,549 for the nine months ended September 30, 2022 and 2021, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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

As of September 30, 2022, our $3,873.3 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $1,223.3 million and Term Loan Facilities of $2,650.0 million. As of September 30, 2022, we had effectively converted 98.6% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at one month LIBOR or Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR and Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.5 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR or SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Date: October 27, 2022

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 27, 2022