Form 10-K
period 2022-12-31
Invitation Homes Inc.
filed 2023-02-22
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-K

☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2022
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					Yes	☐	No	☑
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

Large Accelerated Filer	☑	Accelerated Filer		☐	Emerging Growth Company		☐
Non-Accelerated Filer	☐	Smaller Reporting Company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.									☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filling reflect the correction of an error to previously issued financials statements.									☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).									☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).					Yes	☐	No	☑
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.7 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 20, 2023, there were 611,411,460 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	8
Item	1A.	Risk Factors	21
Item	1B.	Unresolved Staff Comments	50
Item	2.	Properties	50
Item	3.	Legal Proceedings	50
Item	4.	Mine Safety Disclosures	50

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	51
Item	6.	Reserved	52
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	76
Item	8.	Financial Statements and Supplementary Data	77
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item	9A.	Controls and Procedures	77
Item	9B.	Other Information	80
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	80

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	81
Item	11.	Executive Compensation	81
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	81
Item	13.	Certain Relationships and Related Transactions, and Director Independence	81
Item	14.	Principal Accountant Fees and Services	81

PART IV
Item	15.	Exhibits and Financial Statement Schedules	82
Item	16.	Form 10-K Summary	87

Exhibit Index
Signatures

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties as summarized below in “Summary Risk Factors.” These risks and uncertainties include among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, geopolitical tensions, natural disasters, climate change, and public health crises, including the ongoing COVID-19 pandemic on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
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
•Our operating results are subject to risks associated with our real estate assets, as well as unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, and geopolitical tensions;
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
•Increases in restrictions and other regulations regarding evictions and expansion of tenant rights, rent control, and rent stabilization laws, or other similar laws and regulations could have an adverse effect on our results of operations;
•Compliance with governmental laws, regulations, and covenants that are applicable to our properties, including tenant relief laws, restrictions on evictions and collections, rent control laws, affordability covenants, permit, license, and zoning requirements, may negatively impact our rental income and profitability;
•Legal and regulatory proceedings, claims, inquiries, investigations, and demands from tenant and consumer advocacy organizations, exacerbated by increased political and regulatory scrutiny of our industry, and negative publicity could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm;
•A significant number of our residential properties are part of HOAs and we and our residents are subject to the rules of such HOAs, which are subject to change, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which may be costly;
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
•Leasing fraud may negatively impact and disrupt our operations, including the loss of revenue and/or an increase in costs to combat these activities, and may result in fines, settlements, litigation expenses, and reputational damage;
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
•“Carolinas” includes Charlotte-Concord-Gastonia, NC-SC, Greensboro-High Point, NC, Raleigh-Cary, NC, Durham-Chapel Hill, NC, and Winston-Salem, NC;
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

PART I

ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. With over 80,000 homes for lease in 16 markets across the country as of December 31, 2022, we are meeting the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch customer service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide clean, safe, and functional homes for them and their loved ones. In turn, we focus on ensuring that our associates are fairly compensated and that we provide a diverse, equitable, and inclusive culture where they are appreciated for who they are and what they bring to the business. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that demonstrate that commitment. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.
Since the beginning of the COVID-19 pandemic, we have implemented and continue to follow, as appropriate, a host of measures to ensure continuity of our business operations and services while protecting our associates and residents. While our business has not been materially affected by the COVID-19 pandemic, we continue to monitor the situation for any potential impact on various aspects of our business.
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
As of December 31, 2022, INVH owns a 99.7% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership focused on investment and asset management strategy based in our corporate headquarters. Through the integration of investment and asset management and property management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, and capital spending into asset selection and asset management. We believe the advantages of our integrated acquisition platform and local market expertise have driven the quality of our existing total portfolio of 83,113 homes as of December 31, 2022. We similarly believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
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

Property Operations
Property operations encompasses the in-house local market management and execution of marketing, leasing, resident relations, and maintenance functions. We have developed and employ a highly scalable, vertically integrated, and resident-centric property management service platform, referred to as “ProCare.” All of our property management functions have been internally managed since our founding in 2012, and we have implemented an extensive property management infrastructure, including an online resident portal, smart home technology, a mobile app for residents to schedule and track maintenance requests, a technology suite to manage work orders and associate schedules, dedicated in-market associates, and local offices in each of our markets.
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
Marketing and Leasing
Our associates are responsible for establishing rental rates, marketing and leasing properties, and collecting and processing rent. We establish and manage rental rates based on a dynamic, rules-based pricing tool that is informed by local market conditions, including a competitive analysis of market rents for institutional single-family rental properties, growth in single-family market rents since a specific home’s last lease commenced, the size, fit and finish, and location of the home, the number of applications received, and the number of days a home has been available on the market. We also consider a number of qualitative factors, such as neighborhood characteristics, community amenities, and proximity to employment centers, desirable schools, transportation corridors, and local services.
We typically begin pre-marketing properties 30 to 45 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including our proprietary website, internet listing services (such as Zillow, Trulia, HotPads, and Realtor.com), Multiple Listing Service (“MLS”), yard signs, search engine marketing, social and other digital media, and local brokers. We offer flexible showing options for convenience, including virtual tours and floor plans on our website, self-showings that leverage the home’s smart home technology, and in-person showings. We own internal brokerages to serve each state in which we operate and utilize in-market leasing experience specialists to drive an end-to-end resident experience that achieves our occupancy, revenue, and retention goals while facilitating enjoyment of a worry-free leasing lifestyle.
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

Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, contests, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, incentivize them to pay their rent online, offer “Lease Friendly” and “Make It Home” design tips and contests, and hold an annual Resident Appreciation Month. Resident engagement and social following continue to grow, and we receive positive feedback from residents, who specifically mention our approachable lifestyle and home maintenance content that helps them make a house a home.
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
ProCare service, our proactive property management service platform, includes several touchpoints over the term of a resident’s lease designed to enhance their satisfaction with our service model, improve the efficiency of our service and our homes’ systems, and ensure that each resident is properly educated regarding the home and their responsibilities. When a new resident moves into one of our homes, our associates conduct a resident orientation during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation, and inform the resident that we will be conducting a post move-in maintenance visit. Following the move-in orientation, each resident is encouraged to keep a record of any non-emergency service items. At the time of the post move-in maintenance visit approximately 45 days after move-in, our in-house property maintenance associates will address any non-emergency service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance associates. Finally, the post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
Following the regularly scheduled post move-in maintenance visit described above, our in-house property maintenance associates in each of our markets seek to conduct preventive maintenance visits every six months during the life of a resident’s stay in the home. During preventive maintenance visits, our in-house property maintenance associates inspect the home’s systems, paying particular attention to potential safety hazards as well as potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed. Examples of areas of focus for preventive maintenance visits include smoke and carbon monoxide detectors, air filters, hot water heaters, toilet valves, under-sink plumbing, and garbage disposals, among others.

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
Investment and Asset Management
Acquisition Strategy
We have a disciplined acquisition platform that is capable of deploying capital across multiple acquisition channels and markets simultaneously. Our markets were generally selected through a robust process utilizing an analysis of housing and rental market supply and demand fundamentals, macroeconomic and demographic trends, and risk-adjusted total return potential. Specifically, the process we use to select and, on an ongoing basis, evaluate our markets ranks these markets based on relative weightings of factors that include, but are not limited to, forecast population and employment growth, household formation, historical and forecast deliveries of new residential housing supply, size of the addressable market, volume of new and existing home sales, potential yields implied by the relationship between market rental rates and the price of single-family residential housing, forecast home price appreciation, and forecast rental rate growth.
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
We target submarkets and neighborhoods in undersupplied high-growth markets and leverage our in-house acquisition and operations teams’ local market expertise to acquire homes in desirable locations that we believe will experience above average rental rate growth and home price appreciation. Our in-house acquisition teams are comprised of dedicated professionals located in our markets and at our corporate headquarters who provide strategic direction and broad oversight. Our acquisition teams have significant local market experience and expertise in single-family investments and sales, which enables us to target specific submarkets, neighborhoods, individual streets, and homes that meet our selection and underwriting criteria. As part of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired. We thus have a substantial proprietary database from which we can draw as we evaluate future acquisition opportunities in our markets. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition. We also collaborate with local market real estate brokers and strategic third party technology platforms, which we leverage to source off-market acquisition opportunities. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinates with our in-house renovation, maintenance, and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.

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
We are able to drive cost efficiencies through local oversight of the entire process of renovating our homes by our associates. Each property’s detailed budget and scope of work prepared by our in-house team of renovation professionals is reviewed and vetted by our operations teams, both locally and nationally, and in the case of work we contract directly, presented for bid to one or more of our pre-approved vendor partners in each of our markets. In the case of work for which we rely upon general contractors, we set prices based on the scope of work involved. By establishing and enforcing best practices and quality consistency, and through a constant process of evaluating and grading our vendor partners, we believe that we are able to reduce the costs of both materials and labor. For example, we have negotiated discounts and extended warranties for products that we regularly use during the renovation process, including appliances, HVAC systems and components, carpet and flooring, and paint, among others. We are also able to reduce general contractor fees by working directly with vendors. We believe this approach results in both a larger proportion of our upfront renovation expenditures going toward actual investment in our homes as well as lower overall expenditures than if we were to outsource all elements of vendor selection and oversight to third party general contractors.
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives. We believe we have a proven ability to optimize sales prices while reducing both time to sale and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS. We believe the significant local density of our portfolio, which averages approximately 5,000 homes per market as of December 31, 2022, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Environmental, Social, and Governance
As one of the nation’s premier home leasing companies, we have an opportunity to make a profound impact through sustainability initiatives as we seek to embody our values of Unshakeable Integrity, Genuine Care, Continuous Excellence, and Standout Citizenship. Our mission statement “Together with you, we make a house a home” reflects our efforts to creating an exceptional leasing experience for our residents, a workplace where our associates can thrive, and ESG practices that contribute to a more inclusive, equitable, and sustainable world.
 We believe that integrating ESG initiatives into our strategic business objectives is part of our long-term success, and we continue to evolve our corporate strategy to meet sustainability and social responsibility commitments. To that end, our in-house ESG professionals and a cross-functional task force of associates ensure consistent attention and focus is placed on ESG matters. In addition, the Nominating and Corporate Governance Committee of the Board of Directors is responsible for monitoring, reviewing, and providing oversight with respect to our ESG strategy, initiatives, and policies via periodic updates from management regarding our ESG activities and progress. We also believe in the value of feedback, and we hold ourselves accountable.  We participate in the GRESB Real Estate Assessment for a third-party evaluation of our ESG performance, and we are the first United States REIT to link the pricing of a revolving credit facility to our GRESB score. In 2022, for the second year in a row, we achieved a 13% improvement in our sustainability score with GRESB.
Through our integrated and ongoing approach to sustainability and corporate responsibility, we seek to drive positive change and create value for our stakeholders. Our guiding social responsibility, business, and workplace policies apply to our directors, officers, associates, and vendors. These policies apply to all activities undertaken by or on behalf of Invitation Homes anywhere we operate. Among other things, these policies encompass areas of community and associate engagement, diversity, equity, and inclusion (“DE&I”), human rights, corporate governance and ethics, and environmental initiatives.
Environmental Stewardship
We are committed to sustainability and being a good corporate citizen. We focus on environmental sustainability because we recognize that the operation of our assets, the way our associates manage and conduct our business, and the way our residents use their homes can have a meaningful impact on the environment.  While each resident is solely responsible for utility expenses related to energy and water usage, we seek to address environmental impacts within our areas of control and encourage our residents to do the same in their homes. For information about our perspective on climate change see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Climate Change.”
Social Responsibility
We strive to provide a work environment that attracts, develops, and retains top talent by creating an engaging work experience with opportunities for development. Further, our engagement with residents, community members, vendors, and others helps build strong connections that benefit our communities.
Residents
By offering quality homes in attractive neighborhoods, we believe we give residents the choice to lease a home in a community that may not have otherwise been attainable. We strive to provide our residents with a worry-free leasing lifestyle through service that includes welcoming them with an in-person home orientation at move-in, making their lives easier with our smart home technology and other ancillary service offerings, providing 24/7 maintenance combined with our ProCare property management platform, and surveying residents to ask for feedback that can help us make their experience even better. We have been successful at driving consistently high resident satisfaction by promoting a culture of Genuine Care, including through a formal recognition program and by linking all operational associates’ compensation to resident satisfaction.
Maintaining consistent and transparent communication with our residents is a priority. In the last few years, we have updated resources on our external website to promote transparency, including:
•a step-by-step guide to our application process, including detailed qualification requirements, for potential residents;
•a detailed move-out guide to inform residents of the steps to take when moving out of one of our homes, as well as tips on how to receive their full security deposit back; and
•a detailed list of lease components, such as rent, utility reimbursements, and ancillary services, to build awareness of the service selections residents have made and the charges they are responsible for when they lease a home.
We also believe it is important to listen to our residents, and we take their feedback to heart in our quest to continuously enhance the Genuine Care we provide. We survey residents at each key step in their journey with Invitation Homes, such as at move-in and move-out, and after every maintenance interaction they have with an Invitation Homes associate or vendor. We use this feedback and other information to hold ourselves accountable, with 100% of our operational associates having a portion of their compensation tied directly to resident satisfaction survey scores. We also use feedback from surveys and focus groups to help inform new service offerings and enhancements we make to the resident experience. In addition to our website and resident surveys, we engage with our residents through monthly resident newsletters, blog posts, and social media campaigns and contests.
Our all-time company rating of 4.1 on Google and Yelp combined, our A+ rating with the Better Business Bureau (“BBB”), and our BBB accreditation evidence our commitment to resident satisfaction.

Human Capital
As of December 31, 2022, we had 1,511 dedicated full-time associates, which we supplement with temporary and contract resources. None of our associates are covered by a collective bargaining agreement. Associates are the backbone of our company. Nothing is accomplished without the day-to-day dedication of our invaluable teams. Whether they are a front-line market associate who represents us each and every day with our residents, or a centralized team member who supports the front line and strives to ensure quality and consistency of our work, our associates are our greatest asset. From our focus on associates’ well-being, health, and safety to our support of a DE&I culture, we treat each other fairly and act with honesty, integrity, and respect.
We believe that diverse, equitable, and inclusive companies make for more innovative, engaged, and happy teams. Our organization celebrates diversity and cultivates a culture of equity and inclusion. As of December 31, 2022, women comprise 43% of all associates and 41% of our manager and above population, and people of color comprise 47% of all associates and 30% of our manager and above population. During the year ended December 31, 2022, 45% of our new hires were women and 55% were people of color. We currently have six active Employee Resource Groups (“ERGs”): Together With Women; The Black Collective; Juntos; GenNEXT; Open Invitation; and Asian Alliance. As of December 31, 2022, 427 associates were members of at least one ERG.
Our DE&I philosophy contributes to our overall business strategy and serves as a catalyst for retaining our associates, recruiting diverse talent, and building beneficial business relationships with key stakeholders. This business approach is expected to help increase our workforce diversity, retain and upskill our talent, and enhance our company’s culture. We expect this to position us as an employer of choice and one of the nation’s leading home leasing companies. In 2022, we were recognized for our commitment to diversity, equity, and inclusion through several external awards: Best Company for Diversity and Best CEO for Diversity by Comparably; and Top Rated CEO for Gender Diversity and Best Company by Fairygodboss.
We value feedback from our associates, and we maintain a continuous listening associate survey tool, Our Family. Your Voice. We continue to achieve high participation by our associates, with 80% of our associates sharing feedback at least once in 2022. This tool provides managers with actionable feedback on several key engagement dimensions. We believe meaningful actions based on associate feedback provided by the surveys have resulted, and will continue to result, in ongoing high engagement with our associates as evidenced by our strong associate Net Promoter Score of 60 at the end of 2022, compared to a benchmark of 33. In 2022, our focus on engagement led to recognition by Comparably for Best Company Culture, Best Company — Dallas, and Best Company Happiness.
We recognize the value of providing regular development opportunities for our associates that improve their capability to succeed in their current roles and achieve career growth to meet their aspirations. In 2022, we launched Growing People for Success, a fully integrated talent cycle that incorporates our performance and feedback process, career growth and development, and leadership behaviors model. We also conduct an annual mandatory compliance training campaign and offer a robust catalog of online learning and development videos designed to help associates build their skills. We were recognized by LinkedIn in 2022 with a Top Companies in Real Estate award, ranking #8 in companies offering real estate career growth.
We are committed to accelerating the development of our leaders through various programs such as “Leadership Essentials,” a program designed to build capable and confident leaders that can lead and inspire a diverse workforce in an ever-changing environment. In 2022, we launched an immersive six month leadership development program for 25 emerging leaders. Additionally, we designed and piloted a leadership assessment and development program, aimed at creating a science-based approach to identifying, growing, and retaining our top talent. Lastly, we brought 150 of our leaders together in 2022 to focus on leadership development, building trust, and alignment with key Invitation Homes priorities. This commitment to leadership development resulted in Invitation Homes being recognized by Comparably in 2022 as having Best Company Leadership.

We believe that competitive compensation and benefits are key drivers of associate attraction, retention, motivation, and engagement. Compensation is one component of our Total Value offering for Invitation Homes associates, and we strive to compensate associates fairly and consistently based on market rates for their roles, experience, and how they perform. As such, in 2022 a pay equity review was conducted by a third party consultant with oversight by our human resources team. Our results show that we have 100% pay equity in salary for women and men, and compensation received by people of color is, on average, 99% of that received by peers who are not people of color in comparable positions. We intend to continue monitoring our pay equity practices on an ongoing basis and consider pay equity dynamics when promoting internally and hiring externally. Achieving and sustaining pay equity is a key focus for us now and in the future.
Another component of our Total Value offering for associates is our holistic wellness program, which is designed to enhance mental, physical, and financial wellbeing. We also offer a myFlexibility program under which many of our office-based associates have shifted to hybrid work schedules. Health and safety programs and processes are also vitally important to the wellbeing of our associates, and we conduct monthly safety training for our maintenance associates and a regular driving safety training for our fleet drivers. We continue to enhance and improve health and safety processes, and we review and monitor our performance monthly to reduce on-the-job injuries. Our goal is to reduce Occupational Safety and Health Administration recordable incidents each year; however, over the past three years, our annual on-the-job injuries have increased from 40 to 48, or 20%. This increase is primarily attributable to our return to normal business operations after the COVID-19 pandemic and a 42% increase in the headcount of our operations team over the same period.
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
Communities
We value being part of the communities where we do business, and we recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. We also believe our business has a positive economic impact on the communities in which we operate, through improved neighborhoods that benefit from our home renovations, the value of our local teams living in and contributing to the local economy, and the payment of real estate taxes and purchase of local goods and services.
We encourage our associates to be good neighbors in their respective communities by partnering with local organizations to provide support to those in need. We are actively engaged in a broad range of community and philanthropic activities in our markets, contributing funds nationwide and encouraging our associates to be active in their communities by providing each of them 20 hours of paid volunteer time each year. In 2022, associates volunteered 19,358 hours in their local communities.
Governance and Ethical Business Practices
We strive every day to ensure that our actions result in value for the individuals and organizations that have chosen to invest in our company, and we take that responsibility very seriously. We believe that ethical business practices and good governance promote the long-term interests of our stockholders, strengthen Board of Directors and management accountability, and improve our standing as a trusted member of the communities we serve.
We believe it is critically important to maintain a corporate culture that demands integrity and reflects our ethical values. We are committed to operating at the highest ethical level and serving as a responsible fiduciary for our stockholders. Everyone who works at or with Invitation Homes should feel confident about our high ethical standards, our honesty, and our integrity. Our daily decisions are driven by our  Code of Conduct, which demonstrates our commitment to be a responsible corporate citizen and a good business partner.  Each day, we work hard and are committed to delivering on our company’s mission statement — “Together with you, we make a house a home.” In doing so, our actions are guided by our company’s core values: Unshakeable Integrity, Genuine Care, Continuous Excellence, and Standout Citizenship. The Code of Conduct helps guide us as we collaborate to accomplish our goals together, while holding ourselves individually responsible for our work and accountable for our actions.

Code of Conduct
Our Code of Conduct is supported by associate conduct policies and programs and reinforced through regular associate training. In our daily interactions with residents, fellow associates, vendors, suppliers, and other stakeholders, honesty and integrity are essential. These tenets are articulated in our Code of Conduct, including policies on conflicts of interest, gifts and entertainment, fraud, sanctions, outside activities, political contributions, and bribery and corruption. Any associate who violates the requirements of the Code of Conduct, or any of our other policies, is subject to disciplinary action up to and including termination.
Reporting Violations and Whistleblower Protection
Our confidential compliance hotline is a critical part of our ethics and compliance program. The hotline is available 24 hours a day, 365 days a year and is operated by a third party compliance management provider, enabling automated and anonymous reporting. We have implemented a “whistleblower” policy that allows our associates to file reports regarding any impropriety on a confidential and anonymous basis and establishes comprehensive procedures for the receipt, retention, investigation, and treatment of reports. The reports are reviewed with our Audit Committee at meetings throughout the year. Our Code of Conduct provides that “neither our company, nor any director, officer, employee, contractor, subcontractor, or agent of the company will, directly or indirectly, discharge, demote, suspend, threaten, harass, or in any manner discriminate or retaliate against any person who, in good faith, makes a report or assists in investigating a report.”
Vendor Practices
We have adopted a Vendor Code of Conduct that extends our values to company vendors and serves to highlight our commitment to ethical business practices, safe labor conditions, respect for human rights, environmental stewardship, and regulatory compliance.
Risk Management
We face various forms of risk in our business ranging from broad economic, housing market, and interest rate risks to more specific factors, such as credit risk related to our residents, re-leasing of properties, and competition for properties. Our Board of Directors believes that effective risk management involves our entire corporate governance framework. Both management and the Board of Directors have key responsibilities in managing risk throughout our company. Our Board of Directors provides overall risk oversight, both directly and through its committees, to help management identify and assess the major risks our company faces and to develop policies and procedures for monitoring and controlling such risks.
Management is responsible for the day-to-day management of risk, including identification and assessment of material risks, implementation of appropriate risk management strategies, and integration of risk management into our decision-making process. Members of the Board of Directors regularly meet with members of management and other key associates who advise the directors on areas of enterprise risk, risk mitigation, response strategies, and any incidents that have arisen. We believe that the systems and processes developed by our experienced executive team, with the strategic counsel and stewardship of our Board of Directors, allow us to effectively monitor, manage, and ultimately mitigate these risks.
We seek to maximize revenue collections through our robust, standardized resident screening process (which includes, among other things, credit checks, evaluations of household income, and criminal background checks), as well as by utilizing an online resident payment portal, which includes an auto-pay feature, to facilitate the electronic collection of a majority of our rental payments. In addition, we track resident delinquency on a daily basis and assess any late fees promptly in accordance with the terms of our lease (typically between the third and fifth calendar day of the month).
See “ — Systems and Technology” for information about cybersecurity.
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
Systems and Technology
Effective systems and technology are essential components of our business. To ensure scalability to accommodate continued growth in our portfolio of single-family homes for lease, we have made significant investments in the lease management, construction management, property and corporate accounting, and asset management systems used to operate our business. In addition to vigilant oversight over our core platform, we are now focused on advancing cloud-based digital technologies for both our residents and our associates. Our website is fully integrated into our resident accounting and leasing system. From our website, which is accessible from mobile devices, prospective residents can browse homes available for lease, take virtual tours, request additional information, and apply to lease a specific home. To ensure we remain the first choice when leasing a home, in June 2022, we launched the industry’s first branded mobile application. Prospective residents can seamlessly search for a home and schedule a tour, and existing residents can pay rent and request maintenance service all from the app. Our associates can support and manage resident requests for critical functions such as leasing and maintenance through easy-to-use digital tools. Our system is designed to handle the accounting requirements of residential property accounting, including accounting for security deposits and payment of property-level expenses. The system also interfaces with our third party resident screening vendor partner to expedite evaluations of prospective residents’ rental applications. We have worked with a search engine optimization firm to ensure we place high in search engine results and will continue to monitor our placement on search engines. In addition, sponsored key words are generally purchased in selected markets as needed.
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
Cybersecurity — Using Technology to Enhance Virtual Safety
Our operations are highly dependent upon information systems that support our business processes. Cyber intrusions could seriously compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. As such, we are committed to maintaining a secure and safe technology environment. We employ a multi-layered security model that leverages risk-based controls with a focus on protecting our residents' and associates’ data. We follow a cloud-first approach to enable efficient scaling, robust business continuity, access to the latest innovations, and a reduction in our carbon footprint. Security features and services are regularly enhanced to address both emerging threats and evolving privacy laws. We also partner with industry leading third parties for regular security audits. These audits ensure we are always view cybersecurity with a holistic perspective.
We maintain a cybersecurity and information security training and compliance program that includes annual information security training for all associates, as well as additional role-specific information security training. In addition to annual training, we disseminate security awareness articles periodically throughout the year and conduct regular phishing exercises. As a backstop to our strong information security programs, policies and procedures, we purchase a cybersecurity risk insurance policy that would defray the costs of an information security breach, if we were to experience one.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2022.
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
Broker Licensure
We own internal brokerages to serve each state in which we operate and utilize in-market leasing experience specialists to drive an end-to-end resident experience that achieves our occupancy, revenue, and retention goals while facilitating enjoyment of a worry-free leasing lifestyle. Our internal brokerages are subject to numerous federal, state, and local laws and regulations that govern the licensure of real estate brokers and affiliate brokers and set forth standards for, and prohibitions on, the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state, and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our internal brokerages.
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
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, many of which are beyond our control, including, without limitation:
•unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, and geopolitical tensions;
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
•changes in laws, including those that increase operating expenses or limit our ability to increase rental rates. See “— Eviction, tenant rights, rent control, and rent stabilization laws, and other similar laws and/or regulations that limit our ability to collect rent, enforce remedies for failure to pay rent, or increase rental rates may negatively impact our rental income and profitability”;

•the impact of potential reforms relating to government-sponsored enterprises involved in the home finance and mortgage markets;
•rules, regulations and/or policy initiatives by government and private actors, including HOAs, to discourage or restrict the purchase or operation of single-family properties by entities owned or controlled by institutional investors;
•the potential effects of climate change, related regulatory policies, legislation, and/or investor responses and expectations, and the transition to a lower-carbon economy;
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
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of over 80,000 homes as of December 31, 2022. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:
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
In addition, a significant portion of our properties are located within HOAs and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance. Property taxes, HOA fees, and insurance premiums are subject to significant increases, which can be outside of our control. If the costs associated with property taxes, HOA fees and assessments, or insurance rise significantly and we are unable to increase rental rates due to current market conditions, rent control laws, or other regulations to offset such increases, our results of operations would be negatively affected.
Inflation could adversely affect our business and financial results.
Inflation, which continued to increase during 2022, has adversely affected us by increasing the costs of products, materials, and labor needed to operate our business and could continue to adversely affect us in future periods. The effects of inflation on our financial condition and results of operations over the past few years are primarily related to increased operating costs for the procurement of goods and service and compensation of our associates, including benefits, and financing costs in the form of interest expense. Continued inflationary pressures could have a material impact on our results of operations in the future. In an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. High levels of inflation may also negatively impact consumer income and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.
We recorded net losses in the past and we may experience net losses in the future.
We have recorded consolidated net losses in the past. These net losses were inclusive in each period of significant non-cash charges, consisting primarily of depreciation and amortization expense. We expect such non-cash charges to continue to be significant in future periods and, as a result, we may record net losses in future periods.
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

Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, rising inflation, changing demographics, and changes in employment legislation. High unemployment levels and federal unemployment subsidies may adversely affect the labor force available to us or increased labor costs. In addition, we continue to experience disruptions from workforce turnover due to a scarcity of talent, as businesses compete for personnel, and rising labor costs. Many of our positions require specialized skill sets resulting in a longer than average time period to fill vacant positions. We are also experiencing and may continue to experience additional pressure due to labor shortages associated with the impact of continued elevated demand. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.
Our investments are and may continue to be concentrated in our markets and in the single-family properties sector of the real estate industry, which exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the single-family properties sector.
Our investments in real estate assets are and may continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on the value of our properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results.
In addition to global and United States economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in the past and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If an economic downturn in these markets occurs or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned a real estate portfolio that was more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.
We may not be able to effectively control the timing and costs relating to the renovation and maintenance of our properties, which may adversely affect our operating results and ability to make distributions to our stockholders.
Nearly all of our properties require some level of renovation either immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises, and we will then incur the costs of renovating. In addition, from time to time, we may perform ongoing maintenance or make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover. Because our portfolio consists of geographically dispersed properties, our ability to adequately monitor or manage any such renovations or maintenance may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.
Our properties have infrastructure and appliances of varying ages and conditions. Consequently, we routinely retain independent contractors and trade professionals to perform physical repair work and are exposed to all of the risks inherent in property renovation and maintenance, including potential cost overruns, increases in labor and materials costs, delays by contractors in completing work, delays in the timing of receiving necessary work permits, delays in receiving materials, fixtures, or appliances, certificates of occupancy, and poor workmanship. Labor shortages and supply chain disruptions, among other challenges, continue to affect the ability of our associates, suppliers, and other business partners to carry out their assigned tasks, provide services, or supply materials at ordinary levels of performance relative to the conduct of our business. In addition, we are experiencing disruptions from workforce turnover, affecting the renovation and maintenance of our properties, as businesses emerging from the pandemic compete for personnel. Many of our positions require specialized skill sets resulting in a longer than average time period to fill position vacancies. If our assumptions regarding the costs or timing of renovation and maintenance across our properties prove to be materially inaccurate, our operating results and ability to make distributions to our stockholders may be adversely affected.
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
In addition, government sponsored programs to promote home ownership may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.
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
•improvements in overall economic conditions and employment levels;
•greater availability of consumer credit;
•improvements in the pricing and terms of mortgages;
•the emergence of increased competition for single-family properties from private investors and entities with similar investment objectives to ours; and
•tax or other government incentives that encourage homeownership.
A general decline in business activity and demand for real estate transactions could adversely affect our ability to acquire or dispose of single-family homes on terms that are attractive or at all, which may be impacted in periods of rising interest rates.
We plan to continue acquiring properties as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions may have lower yield characteristics than recent past and present opportunities and, if such future acquisitions are funded through equity issuances, the yield and distributable cash per share may be reduced, and the value of our common stock may decline.

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
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. Our reputation, financial performance, and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them. We have been experiencing lower collections from residents with accounts receivable balances that are aged greater than 30 days, or bad debt, and we may experience higher resident turnover.
Damage to our properties may delay re-leasing, necessitate expensive repairs, or impair the rental income or value of the property resulting in a lower than expected rate of return. Increases in unemployment levels and other adverse changes in economic conditions in our markets could result in substantial resident defaults. In the event of a resident default or bankruptcy, we may experience delays in enforcing our rights as landlord at that property and will incur costs in protecting our investment and re-leasing the property.
Furthermore, we rely on information supplied by prospective residents in making resident selections, which may in some cases be false. See “— We rely on information supplied by prospective residents in managing our business.”
Compliance with governmental laws, regulations, and covenants that are applicable to our properties or that may be passed in the future, including affordability covenants, permit, license, and zoning requirements, may adversely affect our ability to make future acquisitions, renovations, or dispositions, result in significant costs, delays, or losses, and adversely affect our growth strategy.
Rental homes are subject to various federal, state, and local laws and regulatory requirements, including permitting, licensing, and zoning requirements. Local regulations, including municipal or local ordinances, restrictions, and restrictive covenants imposed by community developers may restrict our or the use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup, or hazardous material abatement requirements. Such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. Additionally, state and local agencies may place affordability covenants on certain properties to ensure that they are used to provide affordable housing for persons or families of lower income. If any of our properties contain affordability covenants recorded in their chains of title, we will be forced to sell such properties at a maximum price limit as calculated per the applicable affordable housing covenant, which will likely result in us having to sell such properties below their market values. Our properties are also subject to federal, state, and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act.
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
Eviction, tenant rights, rent control, and rent stabilization laws, and other similar laws and/or regulations that limit our ability to collect rent, enforce remedies for failure to pay rent, or increase rental rates may negatively impact our rental income and profitability.
As the landlord of numerous properties, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise our costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures, and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Since the onset of the COVID-19 pandemic, there has been an increase in restrictions and other regulations regarding evictions and expansion of tenant rights by federal, state, and local governments and courts, continuing to result in additional legal and regulatory hurdles to the eviction process. Additionally, eviction proceedings by owners and operators of single-family homes for lease have been the focus of negative media attention, which damages our reputation.
State and local landlord-tenant laws may impose legal duties to assist residents in relocating to new housing, or restrict the landlord’s ability to remove the resident on a timely basis or to recover certain costs or charge residents for damage residents cause to the landlord’s premises. Because such laws vary by state and locality, we must be familiar with and take all appropriate steps to comply with all applicable landlord-tenant laws and need to incur supervisory and legal expenses to ensure such compliance.
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
For example, in 2019, the state of California passed the Tenant Protection Act of 2019, a rent control law which limits our ability to increase rental rates for existing residents and put into place protections for the terminations of tenancies. This law has negatively impacted our rental income from certain of the 12,216 homes we own in California as of December 31, 2022, and may continue to do so.
To the extent that we do not comply with laws and regulations regarding eviction, tenant rights, rent control, rent stabilization, and similar matters, we may be subjected to civil litigation filed by individuals (including class actions) or actions by federal, state, or local law enforcement and, as a result, our reputation and financial results may suffer. We may be required to modify or cease existing business practices, pay fines and/or our adversaries’ litigation fees and expenses if judgment is entered against us in such litigation or if we settle such litigation.
Given increasing political support for these types of laws and regulations, we believe these conditions will continue to negatively impact our business and results of operations.

We are subject to regulatory proceedings, litigation (including class actions) and may become a target of legal demands and/or negative publicity from tenant and consumer advocacy organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.
We are involved in a range of legal and regulatory proceedings, claims, actions, inquiries, and investigations in the ordinary course of business. These legal and regulatory proceedings may include, among others, eviction proceedings and other landlord-tenant disputes, challenges to title and ownership rights, Fair Housing or other discrimination claims, disputes arising over potential violations of HOA rules and regulations, issues with local housing officials arising from the condition or maintenance of the property, outside vendor disputes, and trademark infringement and other intellectual property claims. Additionally, we may attract attention and become a target of legal demands, litigation, and negative publicity from tenant and consumer advocacy organizations. Such organizations may lobby federal, state, and local legislatures to pass new laws and regulations to constrain or limit our business operations, adversely impact our business, or may generate negative publicity for our business and harm our reputation.
Our industry is under increasing political and regulatory scrutiny, resulting in governmental inquiries relating to the conduct of our business generally and during the COVID-19 pandemic. These actions or inquiries may be costly to comply with, result in negative publicity and reputational damage, require significant management time and attention, and subject us to expenses and remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
Additionally, we may become subject to legal claims against us (including on a class action basis) for damages or injunctive relief and to seek to publicize our activities in a negative light. We cannot anticipate what form such legal actions might take or what remedies they may seek.
Although we are not involved in any legal or regulatory proceedings that we expect would have a material adverse effect on our business, results of operations, or financial condition, such proceedings may impose on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
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
There are a number of legislative proposals at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various federal and state privacy and data security laws, such as the California Consumer Privacy Act, further expanded by the California Privacy Rights Act, and Nevada Privacy Law, or other regulatory standards create data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, require significant management time and attention, and subject us to remedies that may harm our business, including fines and other sanctions resulting from any related breaches of data privacy regulations or demands or orders that we modify or cease existing business practices.
Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers, or the existence of computer viruses or malware (such as ransomware) in our or their data or software could expose us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our residents and the personal information of our associates or third parties.

Such an event could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as, any of which could have a material adverse effect on our business, profitability and financial condition. See “— Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.”
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
An overall labor shortage experienced by our vendors, lack of skilled labor, increased turnover, or labor inflation, caused by a pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, or operating results. We have entered into a multi-year contract with a third party vendor to provide certain services for our properties. Because of the large volume of services under this contract, only a limited number of companies are capable of servicing our needs on this scale. Accordingly, the inability or unwillingness of this vendor to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.
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
Our strategy to acquire homes from third party homebuilders could subject us to significant risks that could adversely affect our financial condition, cash flows, and operating results, and the strategy may be restricted by governmental regulations and zoning requirements.
We recently began, and expect to continue, entering into contracts with homebuilder counterparties for the acquisition of new homes. Pursuant to these contracts, which are generally entered into in a single negotiated transaction, homes will be delivered to us pursuant to a negotiated delivery schedule. We have made commitments for future fundings, and there can be no assurance that funding will be available to us for such purposes. Additionally, if home values decline subsequent to when we entered into contracts with homebuilder counterparties, we may not be able to adjust our contractual acquisition prices to reflect the decreased home values.
This strategy depends on the performance of our counterparties and the ability of homebuilders to develop new homes specifically for our purchase. We rely on builder counterparties to acquire land suitable for residential building in our markets, and to deliver quality homes at reasonable prices in a timely manner, in accordance with agreed to specifications. A failure of builder counterparties to perform in accordance with the terms of our agreements, could have a material adverse effect on our business. Further, poor performance by homebuilder counterparties may reflect poorly on us and could damage our reputation. Additionally, governmental laws, regulations, and zoning requirements may be imposed that restrict our ability to purchase homes from third party homebuilders that are intended for rental purposes in areas where we would like to invest.
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
Criminals are using increasingly sophisticated methods to engage in illegal activities such as leasing fraud. As we make more of our services available over the internet, we subject ourselves to new types of leasing fraud risk. Unrelated third parties have developed “fake landlord” scams posing as Invitation Homes and fraudulently collecting rent on properties they do not own. Furthermore, increases in fraudulent applications lead to a higher rate of delinquency, and coupled with lingering effects of COVID-19 pandemic and legal and regulatory barriers to the eviction process, it allows for unqualified residents to remain in our homes for longer periods of time. We devote significant resources to discover and discourage fraudulent activities, and we use a variety of tools to protect against fraud; however, these tools may not always be successful. Fraudulent activities could result in lost revenue and increased expenses, including costs related to damages to our homes from occupants who do not maintain them, diversion of time from our personnel, and development of measures to combat these activities, or otherwise disrupt our operations. Allegations of fraud may further result in fines, settlements, litigation expenses, and reputational damage.

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
Substantially all of our new leases have a duration of one to two years. As such leases permit the residents to leave at the end of the lease term, we anticipate our rental revenues may be affected by declines in market rental rates more quickly than if our leases were for longer terms. Short-term leases may result in high turnover, which involves costs such as restoring the properties, marketing costs, and lower occupancy levels. Our resident turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. If the rental rates for our properties decrease or our residents do not renew their leases, our operating results and ability to make distributions to our stockholders could be adversely affected. In addition, a portion of our potential residents are represented by leasing agents and we may need to pay all or a portion of any related agent commissions, which will reduce the revenue from a particular rental home. Alternatively, to the extent that a lease term exceeds one year, we may lose the opportunity to raise rents in an appreciating market and be locked into a lower rent until such lease expires.
Many factors impact the single-family rental market, and if rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash could decline.
The success of our business model depends, in part, on conditions in the single-family rental market in which we operate. One of the possible impacts on our results of operations and key operating metrics due to the ongoing restrictions on rent increases imposed in certain jurisdictions in response to the COVID-19 pandemic could be a decrease in gross rental revenues and other property income. Our investment strategy is based on assumptions about occupancy levels, rental rates, interest rates, and other factors; and if those assumptions prove to be inaccurate, our cash flows and profitability may be reduced. Multiple economic and demographic factors may contribute to increases or decreases in homeownership rates resulting in fluctuating rental rates and average occupancy levels. In addition, we expect that as investors like us increasingly seek to capitalize on opportunities to purchase housing assets and convert them to productive uses, the supply of single-family rental properties available to invest in will decrease, which may increase competition for residents, limit our strategic opportunities, and increase the cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.
We may not have control over timing and costs arising from renovating our properties, and the cost of maintaining rental properties can be higher than the cost of maintaining owner-occupied homes, which will affect our results of operations and may adversely impact our ability to make distributions to our stockholders.
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
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information, and personally identifiable information of our prospective and current residents, employees, and third party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject to ongoing threats and attacks and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. In connection with our flexible work arrangements, a significant number of our associates based at our headquarters and local offices work remotely on a recurring basis. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business.

United States regulators have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws and regulations concerning cyber security, data governance, and data protection could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. In March 2022, the SEC proposed amendments to its existing rules to enhance and standardize disclosures regarding cybersecurity risk management, strategy, governance, and cybersecurity incident reporting by all registrants, including us. The proposed rules, if finalized, impose additional reporting obligations on us, and we could face substantial increased costs. See “— Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.
Our participation in joint venture investments may limit our ability to invest in certain markets, and we may be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition, and disputes between us and our joint venture partners.
We currently, and may in the future, co-invest with third parties through partnerships, joint ventures, or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture, or other entity. These joint ventures may be subject to restrictions that prohibit us from making other investments in certain markets until all of the funds in such partnership, joint venture, or other entity are invested or committed. In addition, we may also not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture, or other entity, and our joint venture partners could take actions that are not within our control. Such actions could, among other things, impact our ability to maintain our status as a REIT. Further, investments in partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor our partners would have full control over the partnership or joint venture. Disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by, or disputes with, any of our joint venture partners might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of any of our third party partners or co-venturers.
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
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, hail, pollution, acts of war, acts of terrorism or riots, certain environmental hazards, and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity, fires, or wind and/or flood risk. Any and all such severe weather events may be exacerbated by global climate change, resulting in increased insurance premiums and deductibles, or a decrease in the availability of coverage. See “Risks Related to Environmental, Social, and Governance Issues — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.” While we have annual policies for earthquakes, hurricane, and/or flood risk, our properties may nonetheless incur casualty losses that are not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. In addition, we may have no source of funding to repair or reconstruct the damaged home, and we cannot assure that any such sources of funding will be available to us for such purposes in the future.
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
Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease.
A significant outbreak of infectious disease, medical epidemic, or a pandemic, such as the COVID-19 pandemic, may result in a widespread health crisis and may lead to an economic downturn that could negatively affect our business, results of operations, and financial condition. To the extent our current or prospective residents experience unemployment, deteriorating financial conditions, and declines in household income, resulting from medical epidemics or pandemics, they may be unwilling or unable to pay rent in full on a timely basis or renew or enter into new leases for our homes, and our revenues and operating results could be negatively affected.
Measures put in place in response to a pandemic such as temporary eviction moratoriums if certain criteria are met by residents, deferral of missed rent payments without incurring late fees, and restrictions on rent increases may impose restrictions on our ability to enforce residents’ contractual rental obligations and limit our ability to collect and increase rents, which has been the case with COVID-19.
Our residents’ inability or refusal to meet their lease obligations may reduce our cash flows, which has been the case with COVID-19. The resulting impact from a future pandemic or outbreak of infectious disease on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all.
Additionally, the lingering impact of a pandemic and related containment measures may interfere with the ability of our suppliers and other business partners to carry out their assigned tasks or supply materials, products, services, or funding (in the case of our revolving credit facility) at ordinary levels of performance relative to the conduct of our business, which has been the case with COVID-19.

A general decline in business activity and demand for real estate transactions resulting from a pandemic could adversely affect (1) our ability to acquire or dispose of single-family homes on terms that are attractive or at all and (2) the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill.
An economic downturn resulting from a pandemic, and a disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including acquisitions, or address maturing liabilities on a timely basis.
The extent to which the COVID-19 pandemic, or any future pandemic, ultimately impacts our operations depends on future developments, which remain highly uncertain and cannot be predicted with confidence, including the scope of the pandemic, the proliferation of variants, the availability, distribution, acceptance, and efficacy of vaccines and therapeutic drugs, and the direct and indirect economic effects of the pandemic, containment measures, monetary and/or fiscal policies implemented to provide support or relief to businesses and/or residents, and other government, regulatory, and/or legislative changes precipitated by a pandemic, among others. Disease outbreaks, epidemics, pandemics, or similar widespread public health concerns and the volatile regional and global economic conditions stemming therefrom, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors set forth in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition and results of operations.
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
Risks Related to Environmental, Social, and Governance Issues
Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could also compound adverse economic conditions. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and/or changes in precipitation and temperature, all of which may result in physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions and our financial condition or results of operations may be adversely affected. See “— We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.”
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national, and international regulatory bodies on greenhouse gas emissions and climate change issues. Policy changes and changes in federal, state, and local legislation and regulation based on concerns about climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes, could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.
In March 2022, the SEC issued proposed rules on climate change disclosure requirements that, if adopted as proposed, will require disclosure of extensive and detailed climate-related information, by all registrants, including us. The final rules have not yet been adopted, and the ultimate scope and impact of the proposed rules on our business remain uncertain. To the extent new rules, if finalized, impose additional reporting obligations on us, we could face substantial increased costs. Separately, the SEC has also announced that it is scrutinizing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient.
Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change.
We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.
Natural disasters, severe weather such as earthquakes, tornadoes, wind, floods, droughts, and wildfires may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Additional consequences of severe weather could include increased insurance premiums and deductibles or a decrease in the availability of coverage. See “Risks Related to Our Business and Industry — We may suffer losses that are not covered by insurance.”
We are subject to risks from events such as natural disasters, severe weather, and wildfires, which may have a significant negative effect on our financial condition and results of operations. Any and all of these factors may be exacerbated by global climate change. Similarly, significant changes in precipitation could lead to increases in droughts or wildfires that could adversely impact demand for our properties. The increases in property damage due to these events may also contribute to increased insurance premiums and deductibles or a decrease in the availability of coverage. See “Risks Related to Our Business and Industry — We may suffer losses that are not covered by insurance.” As a result, our operating and financial results may vary significantly from one period to the next. We have in the past and may in the future incur losses arising from natural disasters or severe weather. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our business. For example, a catastrophic natural disaster could negatively impact any of our markets. Accordingly, a natural disaster has the potential to disrupt our businesses and could have a material adverse impact on our financial condition and results of operations, including increased insurance costs or loss of coverage, legal liability, and reputational losses. See “— Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business.”
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
We are subject to increasing scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate retention, and ability to raise capital from such investors.
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
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of any refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; (6) the risk that necessary capital expenditures cannot be financed on favorable terms; and (7) the value of the collateral securing our indebtedness may fluctuate and fall below the amount of indebtedness it secures. If the income from a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations. Natural disasters, geopolitical turmoil, medical epidemics and pandemics, economic instability, or other causes could have material and adverse effect on our residents’ ability to meet their lease obligations and our ability to collect rent or enforce remedies for failure to pay rent thereby reducing our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. See “— Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease.”
We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2022, we had $7,833.7 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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

Our access to additional third party sources of financing will depend, in part, on:
•unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, and geopolitical tensions;
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
We have and may continue to utilize non-recourse long-term mortgage loans relating to pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification. Mortgage loans may expose us to certain risks not prevalent in other debt financings. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. Current adverse macroeconomic conditions, including inflation, rising interest rates, slower growth, economic uncertainty, and a general decline in business activity, have caused dislocations, illiquidity, and volatility in the market for asset-backed securities and mortgage-backed securities, as well as disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions of the securitization market could preclude our ability to use mortgage loans as a financing source or could render it an inefficient source of financing, making us more dependent on alternative sourcing of financing that might not be as favorable as mortgage loans in otherwise favorable markets. In addition, in the United States and elsewhere, there is now increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in a raft of measures for increased regulation which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these factors could limit our access to mortgage loans as a source of financing. The inability to consummate mortgage loans to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
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
Borrowings under our debt instruments totaling $3,886.0 million as of December 31, 2022 bear interest at variable rates and expose us to interest rate risk. In response to increasing inflation, the United States Federal Reserve began to raise short-term interest rates in March 2022 for the first time in over three years and has signaled it expects to make additional rate increases. Rising interest rates could lead to the increases in debt service obligations on our variable rate indebtedness even though the amount borrowed remained the same, and our earnings and cash flows could correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information), each 100 bps increase or decrease on our floating rate indebtedness would result in an estimated increase or decrease of $0.7 million in annual interest expense.

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
The Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, has announced that it will cease publication of one month USD LIBOR immediately after June 30, 2023. Accordingly, in the near future LIBOR will cease being a widely used benchmark interest rate. The current and any future reforms and other pressures may cause LIBOR to be replaced with a new benchmark or to perform differently than in the past, including during the transition period. As of December 31, 2022, we had $3,161.0 million of variable rate debt outstanding and $3,820.0 million of interest rate swaps that reference one month LIBOR as the benchmark rate to determine the applicable interest rate or payment amount and for which maturities extend past June 2023 (assuming all extensions are exercised). Although our existing variable rate debt and derivative agreements provide for a prescribed transition to an alternate rate, the Secured Overnight Financing Rate (“SOFR”), we are engaging with each of the respective counterparties to modify the existing provisions to better align the application of the terms of these debt and derivative agreements with respect to the SOFR index. We anticipate completing the transition to SOFR prior to the expiration of LIBOR on June 30, 2023. Nevertheless, the consequences of these market developments cannot be entirely predicted and a transition from LIBOR, even if administered consistent with the agreements’ provisions, could impact the cost of our variable rate indebtedness and cash flows related to our interest rate swap agreements. If one month LIBOR is discontinued during 2023 as expected, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount, depending on the terms of the agreement, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models. This could result in different financial performance for previously recorded transactions and may impact our existing transaction data, operations, and pricing processes. The calculation of interest rates and swap payments under the replacement benchmarks could also impact our net interest expense. LIBOR may perform differently during the phase-out period than in the past which could result in an adverse impact on the market for or value of any LIBOR-based securities, loans, derivatives, and other financial obligations or extensions of credit held by us and on our overall financial condition or results of operations. Additionally, debt holders, governing bodies, and/or we may decide to transition to a successor rate prior to the expected LIBOR phase-out date. It is possible that such transition prior to the expected LIBOR phase-out would be carried out using different procedures than are contemplated by the existing agreements underlying our outstanding variable rate indebtedness and interest rate swap agreements, which could impact the cost of our variable rate indebtedness and cash flows related to our interest rate swap agreements.
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
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT and that our current organization and proposed method of operation enable us to continue to qualify as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist, and we cannot assure you that we qualify or that we will remain qualified as a REIT. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis, and even a technical or inadvertent violation of these requirements could jeopardize our REIT qualification. In addition, our qualification as a REIT may depend upon the qualification as a REIT of certain subsidiary entities of our investments in unconsolidated joint ventures that have also elected to be treated as a REIT. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
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
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities, limit our expansion opportunities, and/or force us to liquidate or restructure otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our assets, the amounts we distribute to our stockholders, and the ownership of our stock.
For instance, at the end of each calendar quarter, at least 75% of the value of our assets must consist of cash, cash items, government securities, and qualified REIT real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. In addition, no more than 5% of the value of our assets (other than qualified real estate assets and government securities) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. In addition to the quarterly asset test requirements, we must annually satisfy two income test requirements (the “75% and 95% gross income tests”).
As a result of complying with these REIT requirements, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments. These actions could reduce our income and amounts available for distribution to our stockholders. In addition, we may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
The 100% prohibited transactions tax may limit our ability to engage in sale transactions.
“Prohibited transactions” are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of a trade or business. Dispositions of real property that are deemed to be prohibited transactions may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property that we hold. Although a safe harbor is available, for which certain sales of property by a REIT are not subject to the 100% prohibited transaction tax, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of a trade or business. Consequently, we may choose not to engage in certain sales of our properties, or we may conduct such sales through our TRS, which would be subject to United States federal and state income taxation. In addition, we may have to sell numerous properties to a single or a few purchasers, which could cause us to be less profitable than would be the case if we sold properties on a property-by-property basis. For example, if we decide to acquire properties opportunistically to renovate in anticipation of immediate resale, we will need to conduct that activity through a TRS to avoid the 100% prohibited transactions tax.
The 100% prohibited transactions tax may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% prohibited transactions tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits and the trading price of our stock. In addition, in order to avoid the 100% prohibited transactions tax, we may be required to limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.
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
As part of our pre-IPO reorganization transactions, we acquired certain appreciated assets that were held (directly or indirectly) in part by one or more C corporations in transactions in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted basis of such assets in the hands of such C corporations. If we dispose of any such appreciated assets during the five-year period following the date we acquired those assets, we will be subject to United States federal income tax on the portion of such gain attributable to such C corporations at the highest corporate tax rates to the extent of the excess of the fair market value of such assets on the date that we acquired those assets over the adjusted tax basis of such assets on such date, which are referred to as built-in gains. Further, such built-in gains may also be subject to certain state income taxes, for a length of time equal to or exceeding the federal five-year period. We would be subject to this tax liability even if we qualify and maintain our status as a REIT. Any recognized built-in gain will retain its character as ordinary income or capital gain and will be taken into account in determining REIT taxable income and our distribution requirement. Any tax on the recognized built-in gain will reduce REIT taxable income. We may choose not to sell in a taxable transaction appreciated assets we might otherwise sell during the period in which the built-in gain tax applies to avoid the built-in gain tax. However, there can be no assurances that such a taxable transaction will not occur. If we sell such assets in a taxable transaction, the amount of corporate tax that we will pay will vary depending on the actual amount of net built-in gain or loss present in those assets as of the time we acquired those assets and the portion of such assets which were held by C corporations prior to their contribution to us.
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
Holders
As of February 20, 2023, there were 46 holders of record of 611,411,460 shares of common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For income tax purposes, dividends paid to holders of common stock primarily consist of ordinary income, capital gains, qualified dividends, unrecaptured Section 1250 gains, and return of capital, or a combination thereof. For the years ended December 31, 2022 and 2021, dividends per share held for the entire year were estimated to be taxable as follows:

	2022		2021
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income(2)	$0.69	78.7%	$0.51	74.5%
Capital gains(3)(4)(5)	0.16	18.1%	0.15	21.8%
Qualified dividends	—	—%	—	—%
Unrecaptured Section 1250 gain(3)(4)(5)	0.03	3.2%	0.02	3.7%
Return of capital	—	—%	—	—%
Total	$0.88	100.0%	$0.68	100.0%

(1)Amounts are displayed in actual dollars per share; all section references are to the Code.
(2)Ordinary income dividends are treated as “qualified REIT dividends” for purposes of Section 199A.
(3)Approximately 2.87% of the aggregate amounts allocated in 2022 as capital gains and unrecaptured Section 1250 gain represents One Year Disclosure Amounts and Three Year Disclosure Amounts for purposes of Section 1061.
(4)Approximately 97.13% of the aggregate amounts allocated in 2022 as capital gain and unrecaptured Section 1250 gain represents a disposition of a United States real property interest pursuant to Section 897.
(5)Capital gains and unrecaptured Section 1250 gain are designated as a capital gain dividend in accordance with Section 857(b)(3)(B), as redesignated by the TCJA, Pub. L. No. 115-97, §13001(b).

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on December 31, 2017 for (1) our common stock, (2) the S&P 500 Total Return Index, and (3) the MSCI US REIT (RMS) Total Return Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

Comparison of Cumulative Total Returns
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Invitation Homes Inc.
S&P 500 Index
MSCI US REIT Index

	Cumulative Total Returns as of
	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Invitation Homes Inc.	100.00	86.90	132.33	133.90	208.33	139.49
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
MSCI US REIT Index	100.00	95.43	120.09	110.99	158.79	119.87
Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2022.

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
For similar operating and financial data and discussion of our year ended December 31, 2021 results compared to our year ended December 31, 2020 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on February 22, 2022 (the “2021 10-K”). The sections entitled “Result of Operations — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” and “Cash Flows — Year Ended December 31, 2021 Compared to Year Ended December 31, 2020” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our 2021 10-K are incorporated herein by reference.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. With over 80,000 homes for lease in 16 markets across the country as of December 31, 2022, we are meeting the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch customer service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide clean, safe, and functional homes for them and their loved ones. In turn, we focus on ensuring that our associates are fairly compensated and that we provide a diverse, equitable, and inclusive culture where they are appreciated for who they are and what they bring to the business. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that demonstrate that commitment. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.

Impact of Macroeconomic Trends
Overall unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include supply chain disruptions, labor shortages, and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. For example, we have experienced higher levels of bad debt expense, which we believe is driven in part by declining availability of rent assistance payments as many COVID-related programs begin to wind down, as well as ordinances in certain markets which restrict residential lease compliance options. We expect that our bad debt expense will remain elevated compared to pre-COVID averages, as it continues to take longer to address residents who are not current with their rent.
To offset the impacts of increasing inflation, since March 2022 the Federal Open Market Committee has raised short-term interest rates a total of 425 bps to a target range of 4.25% to 4.50% as of December 31, 2022. The committee has signaled that it expects to make additional rate increases.
For further discussion of risks related to general economic conditions, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our operating results are subject to general economic conditions and risks associated with our real estate assets” in this Annual Report on Form 10-K.
Climate Change
Climate change continues to attract considerable public, political, and scientific attention. Experiencing or addressing the various physical, regulatory, and adaptation/transition risks of climate change may affect our profitability. Government authorities, including the SEC, and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. Implementation of any voluntary improvements requires consideration of multiple factors, including whether such elections would raise our costs to maintain our homes. Alternatively, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors and/or increase the vulnerability of our residents to rising energy and water expenses and use restrictions. We may also incur additional expenses as a result of regulations requiring additional detailed climate-related disclosures, including regarding greenhouse gas emissions.
We recognize that climate change could have a significant impact on our portfolio of homes located in a variety of United States markets and that an increase in the number of acute weather events, natural disasters, and other climate-related events could significantly impact our business, operations, and homes. We actively consider physical risks such as the potential for natural disasters such as hurricanes, floods, droughts, and wildfires when assessing our portfolio of homes and our business processes. We take a proactive approach to protect our properties against potential risks related to climate change and business interruptions, and we recognize that we must continue to adapt our policies, objectives, and processes to prepare for such events and improve the resiliency of our physical properties and our business.
Our management and the Board of Directors are focused on managing our business risks, including climate change-related risks. The process to identify, manage, and integrate climate-change risk is part of our enterprise risk management program. For more information on risks related to climate change, see Part I. Item 1A. “Risk Factors — Risks Related to Environmental, Social, and Governance Issues — Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business, — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather, and — We are subject to increasing scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate retention, and ability to raise capital from such investors” in this Annual Report on Form 10-K.

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
In January 2023, we received an inquiry from the staff of the SEC requesting information relating to our compliance with building codes and permitting requirements, related policies and procedures, and other matters. We are in the process of responding to and cooperating with this request.
We cannot currently predict the timing, outcome, or scope of the ongoing inquiries.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2022 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,776	97.6%	$2,808	$1.65	11.9%
Northern California	4,440	95.1%	2,511	1.61	6.1%
Seattle	4,084	92.2%	2,626	1.37	5.8%
Phoenix	8,914	95.4%	1,836	1.10	9.3%
Las Vegas	3,180	95.3%	2,045	1.03	3.6%
Denver	2,670	89.6%	2,374	1.30	3.4%
Western United States Subtotal	31,064	95.0%	2,350	1.35	40.1%

Florida:
South Florida	8,402	97.3%	2,607	1.40	12.2%
Tampa	8,637	96.6%	2,031	1.09	9.9%
Orlando	6,457	97.1%	1,993	1.07	7.3%
Jacksonville	1,928	97.0%	1,991	1.00	2.2%
Florida Subtotal	25,424	97.0%	2,209	1.18	31.6%

Southeast United States:
Atlanta	12,657	96.8%	1,813	0.88	13.0%
Carolinas	5,359	95.5%	1,860	0.87	5.5%
Southeast United States Subtotal	18,016	96.4%	1,827	0.88	18.5%

Texas:
Houston	2,104	96.5%	1,736	0.90	2.1%
Dallas	2,869	95.2%	2,042	0.99	3.3%
Texas Subtotal	4,973	95.7%	1,911	0.95	5.4%

Midwest United States:
Chicago	2,527	97.4%	2,171	1.35	3.0%
Minneapolis	1,109	95.9%	2,143	1.09	1.4%
Midwest United States Subtotal	3,636	96.9%	2,163	1.26	4.4%

Total / Average	83,113	96.0%	$2,158	$1.15	100.0%
Same Store Total / Average	74,646	97.7%	$2,151	$1.15	91.2%

(1)As of December 31, 2022.
(2)Represents average occupancy for the year ended December 31, 2022.
(3)Represents average monthly rent for the year ended December 31, 2022.
(4)Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2022.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including rapidly accelerating economic inflation and increasing interest rates.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.7% of our rental revenues and other property income during the year ended December 31, 2022. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Collection Rates: Our rental revenues and other property income are impacted by the rate at which we collect such revenues from our residents. Despite our efforts to assist residents facing financial hardships who need flexibility to fulfill their lease obligations, a portion of amounts receivable may not ultimately be collected. We may also be constrained in our ability to collect resident receivables due to local ordinances restricting residential lease compliance options. Any amounts billed to residents that have been deemed uncollectible along with our estimate of amounts that may ultimately be uncollectible decrease our rental revenues and other property income.
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
Share-Based Compensation Expense
We issue share-based awards to align the interests of our associates with those of our investors, and all share-based compensation expense is recognized in our consolidated statements of operations as components of general and administrative expense and property management expense.
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

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth a comparison of the results of operations for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Revenues:
Rental revenues and other property income	$2,226,641	$1,991,722	$234,919	11.8%
Management fee revenues	11,480	4,893	6,587	134.6%
Total revenues	2,238,121	1,996,615	241,506	12.1%

Expenses:
Property operating and maintenance	786,351	706,162	80,189	11.4%
Property management expense	87,936	71,597	16,339	22.8%
General and administrative	74,025	75,815	(1,790)	(2.4)%
Interest expense	304,092	322,661	(18,569)	(5.8)%
Depreciation and amortization	638,114	592,135	45,979	7.8%
Impairment and other	28,697	8,676	20,021	230.8%
Total expenses	1,919,215	1,777,046	142,169	8.0%

Losses on investments in equity securities, net	(3,939)	(9,420)	5,481	58.2%
Other, net	(11,261)	(5,835)	(5,426)	(93.0)%
Gain on sale of property, net of tax	90,699	60,008	30,691	51.1%
Losses from investments in unconsolidated joint ventures	(9,606)	(1,546)	(8,060)	(521.3)%

Net income	$384,799	$262,776	$122,023	46.4%
Portfolio Information
As of December 31, 2022 and 2021, we owned 83,113 and 82,381 single-family rental homes, respectively, in our total portfolio. During the years ended December 31, 2022 and 2021, we acquired 1,423 and 2,938 homes, respectively, and sold 691 and 734 homes, respectively. During the years ended December 31, 2022 and 2021, we owned an average of 82,929 and 80,901 single-family rental homes, respectively.
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
As of December 31, 2022, our Same Store portfolio consisted of 74,646 single-family rental homes.
Revenues
For the years ended December 31, 2022 and 2021, total revenues were $2,238.1 million and $1,996.6 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the years ended December 31, 2022 and 2021, total portfolio rental revenues and other property income totaled $2,226.6 million and $1,991.7 million, respectively, an increase of 11.8%, driven by an increase in average monthly rent per occupied home and a 2,028 home increase between periods in the average number of homes owned, partially offset by a 100 bps reduction in occupancy.

Average occupancy for the years ended December 31, 2022 and 2021 for the total portfolio was 96.0% and 97.0%, respectively. Average monthly rent per occupied home for the total portfolio for the years ended December 31, 2022 and 2021 was $2,158 and $1,972, respectively, a 9.4% increase. For our Same Store portfolio, average occupancy was 97.7% and 98.2% for the years ended December 31, 2022 and 2021, respectively, and average monthly rent per occupied home for the years ended December 31, 2022 and 2021 was $2,151 and $1,970, respectively, a 9.2% increase.
The annual turnover rate for the Same Store portfolio for the years ended December 31, 2022 and 2021 was 21.8% and 23.1%, respectively. For the Same Store portfolio, an average home remained unoccupied for 37 and 27 days between residents for the years ended December 31, 2022 and 2021, respectively. The decrease in annual turnover only partially offset the increase in days to re-resident resulting in an overall decrease in average occupancy on a year over year basis. During the years ended December 31, 2022 and 2021, our turnover rate may have been impacted by the effects of the COVID-19 pandemic (e.g., eviction moratoriums and residents who were not inclined to relocate during a pandemic). These moratoriums have now generally been lifted in the vast majority of our markets.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 9.9% and 6.7% for the years ended December 31, 2022 and 2021, respectively, and new lease net effective rental rate growth for the total portfolio averaged 13.1% and 14.3% for the years ended December 31, 2022 and 2021, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 10.0% and 6.7% for the years ended December 31, 2022 and 2021, respectively, and new lease net effective rental rate growth averaged 13.5% and 14.4% for the years ended December 31, 2022 and 2021, respectively.
Other property income for the year ended December 31, 2022 increased compared to December 31, 2021, primarily due to increased utility billbacks as new leases are entered into, increased collections of late fees, and enhanced ancillary revenue programs, among other things.
For the years ended December 31, 2022 and 2021, management fee revenues totaled $11.5 million and $4.9 million, respectively. These fees increased as a result of the formation of new joint ventures and an increase in the number of homes generating revenues within our joint ventures.
Expenses
For the years ended December 31, 2022 and 2021, total expenses were $1,919.2 million and $1,777.0 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the year ended December 31, 2022, property operating and maintenance expense increased to $786.4 million from $706.2 million for the year ended December 31, 2021. In addition to a 2,028 home increase between periods in the average number of homes owned, increases in property taxes, repairs and maintenance, utilities, and property administrative costs resulted in the overall 11.4% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $162.0 million from $147.4 million for the years ended December 31, 2022 and 2021, respectively. The increase is primarily due to increased property management expense, including personnel and technology costs related to expansion of our platform that provides services to both our wholly owned portfolio and our joint ventures.
Interest expense decreased from $322.7 million for the year ended December 31, 2021 to $304.1 million for the year ended December 31, 2022. The decrease in interest expense was primarily due to refinancing activities since December 31, 2021. The $228.7 million decrease in gross debt outstanding from December 31, 2021 to December 31, 2022 was partially offset by a 18 bps increase in our weighted average interest rate at each period end.
Depreciation and amortization expense increased to $638.1 million for the year ended December 31, 2022 from $592.1 million for the year ended December 31, 2021 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Impairment and other expenses were $28.7 million and $8.7 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, impairment and other expenses were comprised of net casualty losses of $28.4 million, including the recognition of $24.0 million for estimated losses and damages related to Hurricanes Ian and Nicole, net of estimated insurance proceeds, and impairment losses of $0.3 million on our single-family residential properties. During the year ended December 31, 2021, impairment and other expenses were comprised of net casualty losses of $8.0 million and impairment losses of $0.7 million on our single-family residential properties.
Losses on Investments in Equity Securities, net
For the year ended December 31, 2022, losses on investments in equity securities, net of $3.9 million was comprised of $7.2 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market, partially offset by a $3.3 million gain from the sale of equity securities compared to the actual amount originally invested. For the year ended December 31, 2021, $9.4 million of losses on investments in equity securities, net was comprised of $5.5 million of net losses recognized on investments sold during the year, including the reversal of unrealized gains recognized during the year ended December 31, 2020, and $3.9 million net unrealized losses recognized on investments held as of December 31, 2021.
Other, net
Other, net increased to $11.3 million for the year ended December 31, 2022 from $5.8 million for the year ended December 31, 2021, primarily due to a global settlement of a multistate putative class action regarding resident late fees in 2022 and other increases in administrative costs between those periods. The global settlement remains subject to court approval.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $90.7 million and $60.0 million for the years ended December 31, 2022 and 2021, respectively. The primary driver of the increase was an increase in disposition proceeds received per home between periods, partially offset by a decrease in the number of homes sold from 734 for the year ended December 31, 2021 to 691 for the year ended December 31, 2022.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a loss of $9.6 million for the year ended December 31, 2022 compared to a loss of $1.5 million for the year ended December 31, 2021. This change is a result of the formation of and commencement of operations in new joint ventures, an increase in the number of homes within our joint venture investments, and the incurrence of interest expense on new financing arrangements within the joint venture investments. These increased costs, including a $4.5 million increase in our share of depreciation expense year over year, were partially offset by a non-cash increase in the fair value of underlying derivative instruments for certain of the joint ventures. Our share of this fair value change was $2.7 million for the year ended December 31, 2022.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
For similar operating and financial data and discussion of our year ended December 31, 2021 results compared to our year ended December 31, 2020 results, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 10-K.

Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2022 and 2021 include unrestricted cash and cash equivalents of $262.9 million and $610.2 million, respectively, a 56.9% decrease primarily due to the funding of acquisitions of single-family residential properties and investments in our joint ventures, partially offset by issuance of common stock as further described below.
In addition to our day-to-day business operations, including ongoing acquisitions of and investments in single-family residential properties, funding of commitments, and quarterly dividend and distribution payments, the following activity has occurred during the year ended December 31, 2022:
•In January 2022, we settled $141.5 million of the 2022 Convertible Notes through the issuance of 6,216,261 shares of our common stock and a cash payment of $0.3 million.
•In March 2022, we entered into an agreement with Rockpoint Group, L.L.C. to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of December 31, 2022, we have funded $10.0 million to the 2022 Rockpoint JV, and our remaining equity commitment is $40.0 million.
•On April 5, 2022, in a public offering under our existing shelf registration statement, we issued $600.0 million aggregate principal amount of 4.15% Senior Notes which mature on April 15, 2032 (the “2032 Unsecured Notes”).
•On June 22, 2022, we entered into the 2022 Term Loan Facility that provided $725.0 million of borrowing capacity, consisting of a $150.0 million initial term loan (the “Initial Term Loan”) and delayed draw term loans totaling $575.0 million (the “Delayed Draw Term Loans”) which were fully drawn on December 8, 2022. The Initial Term Loan and the Delayed Draw Term Loans (together, the “2022 Term Loans”) mature on June 22, 2029.
•During the year ended December 31, 2022, we used the proceeds from the 2032 Unsecured Notes and the 2022 Term Loans to make voluntary prepayments of the then-outstanding balances of IH 2018-1, IH 2018-2, and IH 2018-3, which resulted in a release of each loan’s collateral.
•During the year ended December 31, 2022, we sold 2,438,927 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $98.4 million.
As of December 31, 2022, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of general economic conditions, including rising inflation and interest rates, as detailed in Part I. Item 1A. “Risk Factors.”

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of December 31, 2022 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$994,279	$938,779	4.23%	4.4	$—
IH 2018-4(5)	661,029	627,965	L + 123 bps	3.0	661,029
Secured Term Loan(6)	403,363	403,363	3.59%	8.4	—
Total secured(7)	2,058,671	$1,970,107	4.08%	4.8	661,029

Unsecured:
2020 Term Loan Facility(8)	$2,500,000		L + 100 bps	3.1	$2,500,000
2022 Term Loan Facility(9)	725,000		S + 124 bps	6.5	—
Revolving Facility(8)	—		L + 89 bps	3.1	—
Unsecured Notes — May 2028	150,000		2.46%	5.4	—
Unsecured Notes — November 2028	600,000		2.30%	5.9	—
Unsecured Notes — August 2031	650,000		2.00%	8.6	—
Unsecured Notes — April 2032	600,000		4.15%	9.3	—
Unsecured Notes — January 2034	400,000		2.70%	11.0	—
Unsecured Notes — May 2036	150,000		3.18%	13.4	—
Total unsecured(7)	5,775,000		3.47%	6.0	2,500,000

Total debt(7)	7,833,671		3.63%	5.6	$3,161,029
Unamortized discounts	(13,518)
Deferred financing costs, net	(51,076)
Total debt per balance sheet	7,769,077
Retained certificates	(88,564)
Cash and restricted cash, excluding security deposits and letters of credit	(275,989)
Deferred financing costs, net	51,076
Unamortized discounts	13,518
Net debt	$7,469,118

(1)For detailed information about and definition of each of our financing arrangements see Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part IV. Item 15. “Exhibits and Financial Statements — Note 8 of Notes to Consolidated Financial Statements.”
(2)Variable interest rate loans are either LIBOR-based (“L” in the table above) or SOFR-based, including any adjustments provided for in the terms of the underlying agreement (“Adjusted SOFR,” or “S” in the table above).
(3)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(5)Interest rate is based on the weighted average spread over LIBOR, or a comparable or successor rate as provided for in our loan agreement, plus applicable servicing fees; as of December 31, 2022, LIBOR was 4.39%.

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
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on December 31, 2022, LIBOR of 4.39% or Adjusted SOFR of 4.46% (inclusive of a 0.10% credit spread adjustment), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(8)Interest rate is based on LIBOR plus an applicable margin. As of December 31, 2022, LIBOR was 4.39%.
(9)Interest rate is based on Adjusted SOFR plus the applicable margin. As of December 31, 2022, Adjusted SOFR was 4.46%.

As part of our long-term debt strategy, our goal is to improve our credit ratings, and, over time, we generally intend to target net debt that is approximately 5.5 to 6.0 times trailing twelve months Adjusted EBITDAre (see “— Non-GAAP Measures — EBITDA, EBITDAre, and Adjusted EBITDAre”), secured debt that is less than 20% of gross assets, and unencumbered assets that are greater than 70% of gross assets. To facilitate our long-term debt strategy we expect to seek to, among other things, (a) refinance a significant portion of our secured debt maturing in 2026 (assuming all extension options are exercised) with unsecured debt, including potential unsecured bond issuances and/or (b) repay a portion of such debt. There can be no assurance that we will be successful in implementing our long-term debt strategy, improving our credit ratings, or adhering to our targets in the short or medium term or at all, or that we will not change our strategy or targets in the future. We may from time to time fall outside of our target ranges. In addition, we cannot assure you that we will be able to access the capital and credit markets to obtain additional unsecured debt financing or that we will be able to obtain financing on terms favorable to us. For further discussion of risks related to our indebtedness, see Part I. Item 1A. “Risk Factors — Risks Related to Our Indebtedness,” including “Risk Factors — Risks Related to Our Indebtedness — We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations.”
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
•renovation of newly-acquired homes;
•repairs of homes damaged by Hurricanes Ian and Nicole;
•HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes;
•property management and general and administrative expenses;
•interest expense;
•dividend payments to our stockholders; and
•required contributions to our joint ventures.
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of certain of our joint ventures. We do not expect these guarantees to have a material current or future effect on our liquidity. See Part IV. Item 15. “Exhibits and Financial Statements — Note 5 of Notes to Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.

Overall macroeconomic conditions, including rising inflation and interest rates, may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for a specific mortgage loan or for our secured term loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had undrawn balances of $1,000.0 million as of December 31, 2022.
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
Cash Flows
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the Years Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Net cash provided by operating activities	$1,023,587	$907,660	$115,927	12.8%
Net cash used in investing activities	(814,413)	(1,159,558)	345,145	29.8%
Net cash provided by (used in) financing activities	(574,105)	658,988	(1,233,093)	(187.1)%
Change in cash, cash equivalents, and restricted cash	$(364,931)	$407,090	$(772,021)	(189.6)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $1,023.6 million and $907.7 million for the years ended December 31, 2022 and 2021, respectively, an increase of 12.8%. The increase in cash provided by operating activities is primarily due to (1) improved operational profitability, including a $161.3 million increase in total revenues net of property operating and maintenance expense from period to period, partially offset by (2) a net $35.1 million use of cash between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in our joint ventures. Net cash used in investing activities was $814.4 million and $1,159.6 million for the years ended December 31, 2022 and 2021, respectively, a decrease of $345.1 million. The decrease in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the year ended December 31, 2022 compared to the year ended December 31, 2021: (1) an increase in cash used for investments in joint ventures; (2) a decrease in cash used for the acquisition of homes; (3) an increase in cash used for initial renovations of homes; and (4) an increase in cash used for other capital expenditures for our homes. More specifically, investments in joint ventures increased $102.7 million as a result of the formation of new joint ventures and increased acquisition activity in our existing joint ventures during the year ended December 31, 2022 compared to the year ended December 31, 2021. Acquisition spend decreased $562.1 million due to a decrease in the number of homes acquired from 2,938 during the year ended December 31, 2021 to 1,423 homes acquired during the year ended December 31, 2022. Renovation spend increased by $45.0 million due to more renovations being completed during the year ended December 31, 2022 compared to the year ended December 31, 2021, and other capital expenditures for our homes increased by $45.2 million year over year due to increased average home count and other increases in costs to maintain per home, including the impact of inflation.
Financing Activities
Net cash provided by (used in) financing activities was $(574.1) million and $659.0 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, issuances and sales of stock under our 2021 ATM Equity Program generated $98.4 million of net proceeds which were used primarily for acquisitions. During that period, we also issued $598.4 million of unsecured notes and borrowed $725.0 million on a new term loan facility. The proceeds from this financing activity along with cash from operations were used to repay $1,412.2 million of mortgage loans, including full repayments of IH 2018-1, IH 2018-2, and IH 2018-3. During that period, we also made $541.4 million of dividend and distribution payments. During the year ended December 31, 2021, we received $1,938.0 million of net proceeds from the issuance and sale of unsecured notes which were used to repay $1,766.9 million of principal on our mortgage loans, including full repayment of IH 2017-2 and partial repayments of IH 2018-1, IH 2018-2, IH 2018-3, and IH 2018-4. Issuances and sales of stock under our terminated 2019 ATM Equity Program and the 2021 Public Offering generated $933.8 million of net proceeds during the year ended December 31, 2021. During that period, we also made $395.9 million of dividend and distribution payments.
Contractual Obligations
Our contractual obligations as of December 31, 2022, consist of the following:

($ in thousands)	Total	2023	2024-2025	2026-2027	Thereafter
Mortgage loans(1)(2)(3)(4)	$1,955,876	$79,688	$159,478	$1,716,710	$—
Secured Term Loan(1)(2)(3)	525,482	14,472	28,944	28,944	453,122
Unsecured Notes(1)(2)(3)	3,177,603	70,960	141,920	141,920	2,822,803
Term Loan Facilities(1)(2)(3)(4)	3,918,355	178,546	357,581	2,595,376	786,852
Revolving Facility(1)(2)(3)(4)(5)	6,261	2,028	4,061	172	—
Derivative instruments(6)	(130,460)	(56,976)	(73,484)	—	—
Purchase commitments(7)	18,717	18,717	—	—	—
Operating leases	15,916	4,523	7,701	3,263	429
Finance leases	3,589	2,603	980	6	—
Total	$9,491,339	$314,561	$627,181	$4,486,391	$4,063,206

(1)For detailed information about each of our financing arrangements and derivative instruments see Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements” and “— Note 8 of Notes to Consolidated Financial Statements
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of December 31, 2022.
(3)Interest is calculated at rates in effect as of December 31, 2022, including the indexed rate and any applicable margin, and that rate is held constant until the maturity date. As of December 31, 2022, LIBOR was 4.39%, and Adjusted SOFR was 4.46%.
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

(6)Includes payments (receipts) related to interest rate swap and interest rate cap obligations, calculated using LIBOR as of December 31, 2022, or 4.39%.
(7)Represents commitments to acquire 46 single-family rental homes. The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 2,370 homes over the next six years. Estimated remaining commitments under these agreements total approximately $770.0 million as of December 31, 2022.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of December 31, 2022, our remaining equity commitments to the joint ventures total $128.3 million.
LIBOR Transition
Certain securitizations, the Secured Term Loan, the 2020 Term Loan Facility, and the Revolving Facility (collectively, the “LIBOR-Based Loans”) use one month LIBOR as a benchmark for establishing interest rates. Our derivative instruments are also indexed to one month LIBOR. The Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, has announced that it will cease publication of one month USD LIBOR immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.
Once one month LIBOR is phased out on June 30, 2023, the interest rates for our LIBOR-Based Loans will be indexed to a comparable or successor rate as provided for in our loan agreements. Although our existing variable rate debt and derivative agreements provide for a prescribed transition to an alternate rate (SOFR), we are engaging with each of the respective counterparties to modify the existing provisions to better align the application of the terms of these debt and derivative agreements with respect to the SOFR index. We anticipate completing the transition to SOFR prior to the expiration of LIBOR on June 30, 2023.
Furthermore, we will continue to make the appropriate elections available within ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting to ease the impact of transition from LIBOR to comparable or successor rates on hedge accounting. As more fully described in Part IV. Item 15. “Exhibits and Financial Statements — Note 2 of Notes to Consolidated Financial Statements,” we have elected and may continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. While we do not expect that the transition from LIBOR and risks related thereto will have a material adverse effect on our financing costs, the ultimate outcome of this change is uncertain at this time, and significant management time and attention may be required to transition to using the new benchmark rates and to implement necessary changes to our financial models.
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
•Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. The attributes and location of each home acquired are considered at the individual home level when determining the percentage of purchase price allocated to building and improvements versus land. As such, these allocation percentages vary based on the homes acquired during each reporting period. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2022 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by approximately $0.9 million.
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
The capitalized costs are depreciated on a straight-line basis over their estimated useful lives, which are reviewed on an annual basis. For additions to our single-family residential properties place in service after December 31, 2021, the weighted average useful lives range from 7 to 32 years. Prior to that date, the weighted average useful lives ranged from 7 to 28.5 years. If the useful lives for costs capitalized during the year ended December 31, 2022 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $5.0 million.
•Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative. There have not been any significant process changes in our review for impairment during the current reporting period. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 10% decrease in the estimated fair value of those homes may have resulted in an increase in impairment expense of $2.0 million.
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold pursuant to GAAP requirements, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2022, 131 homes, less than 0.2% of our portfolio, were held for sale, compared to 80 homes as of December 31, 2021. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2022 were 10% lower or higher, our impairment expense related to those properties would have changed by approximately $0.1 million.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Net income available to common stockholders	$382,668	$261,098	$195,764
Net income available to participating securities	661	327	448
Non-controlling interests	1,470	1,351	1,237
Interest expense	304,092	322,661	353,923
Interest expense in unconsolidated joint ventures	3,581	1,209	—
Depreciation and amortization	638,114	592,135	552,530
Depreciation and amortization of investments in unconsolidated joint ventures	5,838	1,304	—
EBITDA	1,336,424	1,180,085	1,103,902
Gain on sale of property, net of tax	(90,699)	(60,008)	(54,594)
Impairment on depreciated real estate investments	310	650	4,578
Net gain on sale of investments in unconsolidated joint ventures	(865)	(1,050)	—
EBITDAre	1,245,170	1,119,677	1,053,886
Share-based compensation expense(1)	28,962	27,170	17,090
Severance	314	1,057	601
Casualty (gains) losses, net (2)(3)	28,485	8,026	(3,882)
(Gains) losses on investments in equity securities, net	3,939	9,420	(29,723)
Other, net(4)	11,261	5,835	86
Adjusted EBITDAre	$1,318,131	$1,171,185	$1,038,058

(1)For the years ended December 31, 2022, 2021, and 2020, $6,493, $5,427, and $3,511 was recorded in property management expense, respectively, and $22,469, $21,743, and $13,579 was recorded in general and administrative expense, respectively.
(2)Includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.
(3)Includes our share from unconsolidated joint ventures.
(4)Includes interest income and other miscellaneous income and expenses.

Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; impairment and other; gain on sale of property, net of tax; (gains) losses on investments in equity securities, net; other income and expenses; management fee revenues; and losses from investments in unconsolidated joint ventures.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2022	2021	2020
Net income available to common stockholders	$382,668	$261,098	$195,764
Net income available to participating securities	661	327	448
Non-controlling interests	1,470	1,351	1,237
Interest expense	304,092	322,661	353,923
Depreciation and amortization	638,114	592,135	552,530
Property management expense(1)	87,936	71,597	58,613
General and administrative(2)	74,025	75,815	63,305
Impairment and other(3)	28,697	8,676	696
Gain on sale of property, net of tax	(90,699)	(60,008)	(54,594)
(Gains) losses on investments in equity securities, net	3,939	9,420	(29,723)
Other, net(4)	11,261	5,835	86
Management fee revenues	(11,480)	(4,893)	—
Losses from investments in unconsolidated joint ventures	9,606	1,546	—
NOI (total portfolio)	1,440,290	1,285,560	$1,142,285
Non-Same Store NOI	(128,172)	(82,858)
NOI (Same Store portfolio)(5)	$1,312,118	$1,202,702

(1)Includes $6,493, $5,427, and $3,511 of share-based compensation expense for the years ended December 31, 2022, 2021, and 2020, respectively.
(2)Includes $22,469, $21,743, and $13,579 of share-based compensation expense for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.
(4)Includes interest income and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 74,646 homes for the years ended December 31, 2022 and 2021.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; severance expense; casualty (gains) losses, net; and (gains) losses on investments in equity securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. No adjustments were made to the Core FFO and Adjusted FFO per common share — diluted computations for potential shares of common stock related to the Convertible Senior Notes during the periods the notes were outstanding. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2022	2021	2020
Net income available to common stockholders	$382,668	$261,098	$195,764
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	661	327	448
Non-controlling interests	1,470	1,351	1,237
Depreciation and amortization on real estate assets	629,301	585,101	546,419
Impairment on depreciated real estate investments	310	650	4,578
Net gain on sale of previously depreciated investments in real estate	(90,699)	(60,008)	(54,594)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	4,907	254	—
FFO	928,618	788,773	693,852
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	24,326	34,520	40,415
Share-based compensation expense(2)	28,962	27,170	17,090
Legal settlements(3)	7,400	—	—
Severance expense	314	1,057	601
Casualty (gains) losses, net(1)(4)	28,485	8,026	(3,882)
(Gains) losses on investments in equity securities, net	3,939	9,420	(29,723)
Core FFO	1,022,044	868,966	718,353
Recurring capital expenditures(1)	(156,147)	(123,405)	(115,951)
Adjusted FFO	$865,897	$745,561	$602,402

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)	611,112,396	579,209,523	555,458,607

Net income per common share — diluted(5)(6)(7)	$0.63	$0.45	$0.35

FFO
Numerator for FFO per common share — diluted(5)	$928,618	$803,137	$711,033
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	613,669,133	593,735,669	574,408,346

FFO per common share — diluted(5)(6)(7)	$1.51	$1.35	$1.24

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	613,669,133	582,442,466	559,307,903

Core FFO per common share — diluted(5)(6)(7)	$1.67	$1.49	$1.28
AFFO per common share — diluted(5)(6)(7)	$1.41	$1.28	$1.08

(1)Includes our share from unconsolidated joint ventures.
(2)For the years ended December 31, 2022, 2021, and 2020, $6,493, $5,427, and $3,511 was recorded in property management expense, respectively, and $22,469, $21,743, and $13,579 was recorded in general and administrative expense, respectively.
(3)Represents the estimated cost of a global settlement of a multistate putative class action regarding resident late fees. The settlement remains subject to court approval.
(4)Includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.

(5)On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the year ended December 31, 2022, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.
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
(6)Incremental shares attributed to non-vested share-based awards totaling 1,341,786, 1,528,453, and 1,465,286 for the years ended December 31, 2022, 2021, and 2020, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,559,524, 1,822,015 and 1,851,297 for the years ended December 31, 2022, 2021, and 2020, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(7)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,338,999, 2,939,381, and 3,463,285 for the years ended December 31, 2022, 2021, and 2020, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation and interest rates), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of December 31, 2022, our $3,886.0 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $661.0 million and Term Loan Facilities of $3,225.0 million. As of December 31, 2022, we had effectively converted 98.3% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at one month LIBOR or Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR and Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.7 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR or SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2022.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with United States generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the consolidated financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2022. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.
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
February 22, 2023

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2022 and for the three years in the period ended December 31, 2022
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

4.9
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

Exhibit number	Description
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

Exhibit number	Description

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

10.18
Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 5, 2017).

10.19	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 6, 2017). †

10.20	Form of Indemnification Agreement of Colony Starwood Homes (incorporated by reference to Exhibit 10.2 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed January 8, 2016). †

10.21	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

10.22
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

10.25
Form of Award Notice and Restricted Stock Unit Agreement (2019 LTIP Equity Award) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2019). †

10.26	2019 Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on July 31, 2019). †

Exhibit number	Description
10.27	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2020.) †

10.28
Form of Award Notice and Restricted Stock Unit Agreement (2020 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 25, 2020).†

10.29
Form of Award Notice and Restricted Stock Unit Agreement (2021 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on March 4, 2021).†

10.30	Form of Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on April 28, 2022) .†

10.31
Form of Award Notice and Restricted Stock Unit Agreement (2022 LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 28, 2022). †

10.32
Executive Transition Services Agreement dated February 1, 2023, between Ernest M. Freedman and Invitation Homes Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 1, 2023). †

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit number	Description

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 22nd day of February 2023.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 22nd day of February 2023.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company owned approximately 83,000 individual single-family residential properties with a net book value of $17.1 billion as of December 31, 2022. The Company capitalizes costs to acquire, stabilize, and prepare single-family residential properties to be leased. The determination of which costs to capitalize requires significant management judgment. Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. From time to time, the Company identifies single-family residential properties to be sold. At the time such properties are identified, the Company evaluates whether or not such properties should be classified as held for sale.

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

•We selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2022. We also selected a sample of properties sold after December 31, 2022 and evaluated whether each property was properly classified as either held for sale or held for use as of December 31, 2022.

•We selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on sale.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 22, 2023

We have served as the Company’s auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(in thousands, except shares and per share data)

	December 31, 2022	December 31, 2021
Assets:
Investments in single-family residential properties:
Land	$4,800,110	$4,737,938
Building and improvements	15,900,825	15,270,443
	20,700,935	20,008,381
Less: accumulated depreciation	(3,670,561)	(3,073,059)
Investments in single-family residential properties, net	17,030,374	16,935,322
Cash and cash equivalents	262,870	610,166
Restricted cash	191,057	208,692
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	280,571	130,395
Other assets, net	513,629	395,064
Total assets	$18,536,708	$18,537,846

Liabilities:
Mortgage loans, net	$1,645,795	$3,055,853
Secured term loan, net	401,530	401,313
Unsecured notes, net	2,518,185	1,921,974
Term loan facilities, net	3,203,567	2,478,122
Revolving facility	—	—
Convertible senior notes, net	—	141,397
Accounts payable and accrued expenses	198,423	193,633
Resident security deposits	175,552	165,167
Other liabilities	70,025	341,583
Total liabilities	8,213,077	8,699,042
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 611,411,382 and 601,045,438 outstanding as of December 31, 2022 and 2021, respectively	6,114	6,010
Additional paid-in capital	11,138,463	10,873,539
Accumulated deficit	(951,220)	(794,869)
Accumulated other comprehensive income (loss)	97,985	(286,938)
Total stockholders' equity	10,291,342	9,797,742
Non-controlling interests	32,289	41,062
Total equity	10,323,631	9,838,804
Total liabilities and equity	$18,536,708	$18,537,846

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Rental revenues and other property income	$2,226,641	$1,991,722	$1,822,828
Management fee revenues	11,480	4,893	—
Total revenues	2,238,121	1,996,615	1,822,828

Expenses:
Property operating and maintenance	786,351	706,162	680,543
Property management expense	87,936	71,597	58,613
General and administrative	74,025	75,815	63,305
Interest expense	304,092	322,661	353,923
Depreciation and amortization	638,114	592,135	552,530
Impairment and other	28,697	8,676	696
Total expenses	1,919,215	1,777,046	1,709,610

Gains (losses) on investments in equity securities, net	(3,939)	(9,420)	29,723
Other, net	(11,261)	(5,835)	(86)
Gain on sale of property, net of tax	90,699	60,008	54,594
Losses from investments in unconsolidated joint ventures	(9,606)	(1,546)	—

Net income	384,799	262,776	197,449
Net income attributable to non-controlling interests	(1,470)	(1,351)	(1,237)

Net income attributable to common stockholders	383,329	261,425	196,212
Net income available to participating securities	(661)	(327)	(448)

Net income available to common stockholders — basic and diluted (Note 12)	$382,668	$261,098	$195,764

Weighted average common shares outstanding — basic	609,770,610	577,681,070	553,993,321
Weighted average common shares outstanding — diluted	611,112,396	579,209,523	555,458,607

Net income per common share — basic	$0.63	$0.45	$0.35
Net income per common share — diluted	$0.63	$0.45	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$384,799	$262,776	$197,449

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	327,323	113,394	(388,466)
Losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	59,103	148,742	116,549
Other comprehensive income (loss)	386,426	262,136	(271,917)
Comprehensive income (loss)	771,225	524,912	(74,468)
Comprehensive (income) loss attributable to non-controlling interests	(3,046)	(2,934)	338

Comprehensive income (loss) attributable to common stockholders	$768,179	$521,978	$(74,130)

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2022, 2021, and 2020
(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2019	541,642,725	$5,416	$9,010,194	$(524,588)	$(276,600)	$8,214,422	$51,656	$8,266,078
Capital distributions	—	—	—	—	—	—	(2,137)	(2,137)
Net income	—	—	—	196,212	—	196,212	1,237	197,449
Dividends and dividend equivalents declared ($0.60 per share)	—	—	—	(332,786)	—	(332,786)	—	(332,786)
Issuance of common stock — settlement of RSUs, net of tax	386,717	4	(4,431)	—	—	(4,427)	—	(4,427)
Issuance of common stock, net	25,088,224	251	686,472	—	—	686,723	—	686,723
Share-based compensation expense	—	—	15,023	—	—	15,023	2,067	17,090
Total other comprehensive loss	—	—	—	—	(270,342)	(270,342)	(1,575)	(271,917)
Balance as of December 31, 2020	567,117,666	5,671	9,707,258	(661,162)	(546,942)	8,504,825	51,248	8,556,073
Capital distributions	—	—	—	—	—	—	(2,107)	(2,107)
Net income	—	—	—	261,425	—	261,425	1,351	262,776
Dividends and dividend equivalents declared ($0.68 per share)	—	—	—	(395,132)	—	(395,132)	—	(395,132)
Issuance of common stock — settlement of RSUs, net of tax	675,870	7	(9,418)	—	—	(9,411)	—	(9,411)
Issuance of common stock — settlement of 2022 Convertible Notes	8,943,374	89	203,420	—	—	203,509	—	203,509
Issuance of common stock, net	23,383,528	234	933,556	—	—	933,790	—	933,790
Share-based compensation expense	—	—	25,066	—	—	25,066	2,104	27,170
Total other comprehensive income	—	—	—	—	260,553	260,553	1,583	262,136
Redemption of OP Units for common stock	925,000	9	13,657	—	(549)	13,117	(13,117)	—
Balance as of December 31, 2021	601,045,438	6,010	10,873,539	(794,869)	(286,938)	9,797,742	41,062	9,838,804
Capital distributions	—	—	—	—	—	—	(2,397)	(2,397)
Net income	—	—	—	383,329	—	383,329	1,470	384,799
Dividends and dividend equivalents declared ($0.88 per share)	—	—	—	(539,680)	—	(539,680)	—	(539,680)
Issuance of common stock — settlement of RSUs, net of tax	660,756	7	(12,876)	—	—	(12,869)	—	(12,869)
Issuance of common stock — settlement of 2022 Convertible Notes	6,216,261	62	141,157	—	—	141,219	—	141,219
Issuance of common stock, net	2,438,927	25	98,342	—	—	98,367	—	98,367
Share-based compensation expense	—	—	24,950	—	—	24,950	4,012	28,962
Total other comprehensive income	—	—	—	—	384,850	384,850	1,576	386,426
Redemption of OP Units for common stock	1,050,000	10	13,351	—	73	13,434	(13,434)	—
Balance as of December 31, 2022	611,411,382	$6,114	$11,138,463	$(951,220)	$97,985	$10,291,342	$32,289	$10,323,631

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$384,799	$262,776	$197,449

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	638,114	592,135	552,530
Share-based compensation expense	28,962	27,170	17,090
Amortization of deferred financing costs	15,014	13,126	25,828
Amortization of debt discounts	1,653	6,244	5,458
Provisions for impairment	310	650	4,578
(Gains) losses on investments in equity securities, net	3,939	9,420	(29,723)
Gain on sale of property, net of tax	(90,699)	(60,008)	(54,594)
Change in fair value of derivative instruments	9,486	14,660	9,129
Losses from investments in unconsolidated joint ventures, net of operating distributions	11,433	1,982	—
Other non-cash amounts included in net income	30,963	14,744	15,021
Changes in operating assets and liabilities:
Other assets, net	(10,887)	(15,095)	(38,012)
Accounts payable and accrued expenses	(5,989)	32,892	(27,040)
Resident security deposits	10,385	7,231	10,149
Other liabilities	(3,896)	(267)	8,849
Net cash provided by operating activities	1,023,587	907,660	696,712

Investing Activities:
Deposits for acquisition of single-family residential properties	(35,460)	(60,135)	(906)
Acquisition of single-family residential properties	(564,706)	(1,126,826)	(621,697)
Initial renovations to single-family residential properties	(122,371)	(77,408)	(98,769)
Other capital expenditures for single-family residential properties	(208,070)	(162,832)	(172,284)
Proceeds from sale of single-family residential properties	240,034	231,676	414,927
Repayment proceeds from retained debt securities	70,546	88,416	72,106
Proceeds from sale of investments in equity securities	5,762	31,504	—
Investments in unconsolidated joint ventures	(167,728)	(65,000)	(16,345)
Non-operating distributions from unconsolidated joint ventures	6,119	1,890	—
Other investing activities	(38,539)	(20,843)	(2,188)
Net cash used in investing activities	(814,413)	(1,159,558)	(425,156)

Financing Activities:
Payment of dividends and dividend equivalents	(539,033)	(393,812)	(332,151)
Distributions to non-controlling interests	(2,397)	(2,107)	(2,137)
Payment of taxes related to net share settlement of RSUs	(12,869)	(9,411)	(4,427)
Payments on mortgage loans	(1,412,249)	(1,766,865)	(1,434,626)
Payments on secured term loan	—	—	(101)
Proceeds from unsecured notes	598,434	1,938,036	—
Proceeds from term loan facility	725,000	—	2,500,000
Payments on term loan facility	—	—	(1,500,000)

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Proceeds from revolving facility	130,000	400,000	320,000
Payments on revolving facility	(130,000)	(400,000)	(320,000)
Proceeds from issuance of common stock, net	98,367	933,790	686,723
Deferred financing costs paid	(13,043)	(16,990)	(41,411)
Other financing activities	(16,315)	(23,653)	(17,903)
Net cash provided by (used in) financing activities	(574,105)	658,988	(146,033)

Change in cash, cash equivalents, and restricted cash	(364,931)	407,090	125,523
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	818,858	411,768	286,245
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$453,927	$818,858	$411,768

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$275,730	$285,501	$313,076
Cash paid for income taxes	1,534	809	1,284
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,025	5,911	5,560
Financing cash flows from finance leases	2,642	2,720	2,382

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$2,272	$13,400	$7,709
Accrued residential property capital improvements at period end	9,656	11,209	6,785
Transfer of residential property, net to other assets, net for held for sale assets	90,695	81,593	168,533
Change in other comprehensive loss from cash flow hedges	377,022	247,605	(280,773)
ROU assets obtained in exchange for operating lease liabilities	5,798	1,452	6,427
ROU assets obtained in exchange for finance lease liabilities	340	115	9,561
Net settlement of 2022 Convertible Notes in shares of common stock	141,219	203,509	—

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of December 31, 2022, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Based on these evaluations, we account for each of the investments in joint ventures described in Note 5 using the equity method. Our initial investments in the joint ventures are recorded at cost, except for any such interest initially recorded at fair value in connection with a business combination. The investments in these joint ventures are subsequently adjusted for our

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. Distributions of operating profit from the joint ventures are reported as part of operating activities while distributions related to a capital transaction, such as a refinancing transaction or sale, are reported as investing activities on our consolidated statements of cash flows. When events or circumstances indicate that our investments in unconsolidated joint ventures may not be recoverable, we assess the investments for and recognize other-than-temporary impairment.
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2022 and 2021, and the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include supply chain disruptions, labor shortages, and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These estimates are inherently subjective in nature and actual results could differ materially from those estimates.
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our portfolio of over 80,000 single-family residential properties in 16 markets across the United States as of December 31, 2022:
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
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
•Depreciation: Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. Based on a periodic review of the useful lives of the components of our buildings and improvements, we extended the weighted average useful lives range for depreciation thereof from 7 to 28.5 years to 7 to 32 years. This change was implemented for additions to our single-family residential properties placed in service after December 31, 2021. The depreciation period commences upon the completion of stabilization-related activities or upon the completion of improvements made on an ongoing basis.
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
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2022 and 2021, we classified $29,842 and $20,022, respectively, as held for sale assets in our consolidated balance sheets (see Note 6).
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
Investments in Equity Securities
Investments in equity securities consist of investments both with and without a readily determinable fair value. These are presented within other assets, net on our consolidated balance sheets (see Note 6). Investments with a readily determinable fair value are measured at fair value. Investments without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investment in the same issuer. Any such unrealized gains and losses and impairments are included in gains (losses) on investments in equity securities, net in the consolidated statements of operations.
Amounts Deposited and Held by Others
Amounts deposited and held by others consist of earnest money deposits for the acquisition of single-family residential properties, including deposits made to homebuilders, and amounts owed to us from title companies in connection with the disposition of homes. These are presented within other assets, net on our consolidated balance sheets (see Note 6).
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Convertible Senior Notes
ASC 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with the SWH merger, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate as of the Merger Date (see Note 7), and all remaining amounts outstanding pursuant to these debt instruments were fully converted into shares of our common stock during the year ended December 31, 2022. The resulting discount from the outstanding principal balance of the convertible senior notes was amortized using the effective interest rate method over the periods to maturity. Amortization of this discount was recorded as interest expense in the consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020.
Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. As a lessor, our leases with residents are classified as operating leases under ASC 842, Leases, (“ASC 842”). We elected the practical expedient in ASC 842 not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with ASC 842.
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
Goodwill
Goodwill incurred in connection with a business combination is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31st, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2022, no impairment of goodwill has been recorded.

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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one-month London Interbank Offer Rate (“LIBOR”) or Secured Overnight Financing Rate (“SOFR”) to which our debt instruments and swap agreements are indexed. We have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in LIBOR.
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
Our federal and various state and local jurisdiction tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The years open to examination range from 2019 to present.
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
Recently Adopted Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and contracts in its own equity. The guidance reduces the number of accounting models for convertible instruments, requires entities to use the “if-converted” method in diluted EPS, and requires that the effect of potential share settlement be included in the diluted EPS calculation when an instrument may be settled in cash or shares. We adopted ASU 2020-06 as of January 1, 2022, and it did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024 (as extended by the FASB in December 2022). In certain cases, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. We have elected and may continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation.
Although our existing variable rate debt and derivative agreements provide for a prescribed transition to an alternate rate (SOFR), we are engaging with each of the respective counterparties to modify the existing provisions to better align the application of the terms of these debt and derivative agreements with respect to the SOFR index. We anticipate completing the transition to SOFR prior to the expiration of LIBOR on June 30, 2023.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2022	December 31, 2021
Land	$4,800,110	$4,737,938
Single-family residential property	15,228,631	14,610,188
Capital improvements	548,700	540,252
Equipment	123,494	120,003
Total gross investments in the properties	20,700,935	20,008,381
Less: accumulated depreciation	(3,670,561)	(3,073,059)
Investments in single-family residential properties, net	$17,030,374	$16,935,322

As of December 31, 2022 and 2021, the carrying amount of the residential properties above includes $129,341 and $125,236, respectively, of capitalized acquisition costs (excluding purchase price), along with $76,408 and $70,145, respectively, of capitalized interest, $30,435 and $28,211, respectively, of capitalized property taxes, $4,982 and $4,762, respectively, of capitalized insurance, and $3,627 and $3,280, respectively, of capitalized HOA fees.
During the years ended December 31, 2022, 2021, and 2020, we recognized $629,301, $585,101, and $546,419, respectively, of depreciation expense related to the components of the properties, and $8,813, $7,034, and $6,111, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2022, 2021, and 2020, impairments totaling $310, $650, and $4,578, respectively, have been recognized and are included in impairment and other in the consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$262,870	$610,166
Restricted cash	191,057	208,692
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$453,927	$818,858
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
settle the applicable operating expenses to which such reserves relate or reduce the allocated loan amount associated with a residential property of ours.
The balances of our restricted cash accounts, as of December 31, 2022 and 2021, are set forth in the table below. As of December 31, 2022 and 2021, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	December 31, 2022	December 31, 2021
Resident security deposits	$175,829	$165,454
Collections	7,415	21,402
Property taxes	2,717	12,615
Capital expenditures	2,297	4,368
Letters of credit	2,109	3,682
Special and other reserves	690	1,171
Total	$191,057	$208,692
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of December 31, 2022 and 2021:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Pathway Property Company(1)	100.0%	340	N/A	$131,542	$—
2020 Rockpoint JV(2)	20.0%	2,610	2,004	70,103	54,579
FNMA(3)	10.0%	488	522	46,151	52,791
Pathway Operating Company(4)	15.0%	N/A	N/A	22,011	23,025
2022 Rockpoint JV(5)	16.7%	132	N/A	10,764	—
Total				$280,571	$130,395

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(3)Owns homes within the Western United States.
(4)Represents an investment in an operating company that provides a technology platform and asset management services.
(5)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of December 31, 2022, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
In October 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture that will acquire homes in markets where we already own homes (the “2020 Rockpoint JV”). The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. As of December 31, 2022, we have fully funded our capital commitment to the 2020 Rockpoint JV. The administrative member of the 2020 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2020 Rockpoint JV.
We acquired our interest in the joint venture with the Federal National Mortgage Association (“FNMA”) via the SWH merger. The managing member of the FNMA joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to FNMA’s approval of major decisions. We earn property and asset management fees from the FNMA joint venture.
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of December 31, 2022, we have funded $10,000 to the 2022 Rockpoint JV, and our remaining equity commitment is $40,000. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.
We recorded net losses from these investments for the years ended December 31, 2022 and 2021, totaling $9,606 and $1,546, respectively, which are included in losses from investments in unconsolidated joint ventures in the consolidated statements of operations. For the year ended December 31, 2020, we recorded $599 of income from investments in unconsolidated joint ventures which is included in other, net in the consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the years ended December 31, 2022 and 2021, we earned $11,480 and $4,893, respectively, of management fees which are included in management fee revenues in the consolidated statements of operations. For the year ended December 31, 2020, we earned $2,585 of management fees which are included in other, net in the consolidated statements of operations.
Note 6—Other Assets
As of December 31, 2022 and 2021, the balances in other assets, net are as follows:

	December 31, 2022	December 31, 2021
Derivative instruments (Note 8)	$119,193	$6
Amounts deposited and held by others (Note 14)	97,709	62,241
Investments in debt securities, net	86,980	157,173
Rent and other receivables, net	54,091	37,473
Prepaid expenses	41,972	41,490
Held for sale assets(1)	29,842	20,022
Corporate fixed assets, net	24,484	16,595
Investments in equity securities	22,413	16,337
ROU lease assets — operating and finance, net	16,534	16,975
Deferred financing costs, net	5,850	8,751
Other	14,561	18,001
Total	$513,629	$395,064

(1)As of December 31, 2022 and 2021, 131 and 80 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,980, net of unamortized discounts of $1,584 as of December 31, 2022. These investments in debt securities are classified as held to maturity investments. As of December 31, 2022, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next one month to four years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the years ended December 31, 2022, 2021, and 2020, rental revenues and other property income includes $139,829, $118,016, and $91,573 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of December 31, 2022 are as follows:

Year	Lease Payments to be Received
2023	$1,278,193
2024	198,155
2025	—
2026	—
2027	—
Thereafter	—
Total	$1,476,348
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. On January 5, 2023, we made a $30,000 investment in the preferred stock of a property services company (see Note 15). As of December 31, 2022 and 2021, the values of our investments in equity securities are as follows:

	December 31, 2022	December 31, 2021
Investments without a readily determinable fair value	$21,500	$5,838
Investments with a readily determinable fair value	913	10,499
Total	$22,413	$16,337

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
The components of gains (losses) on investments in equity securities, net as of years ended December 31, 2022, 2021, and 2020 are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$(1,452)	$(5,483)	$—
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(2,487)	(3,937)	29,689
Unrealized gains on investments still held at the reporting date — without a readily determinable fair value	—	—	34
Total	$(3,939)	$(9,420)	$29,723
ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$12,862	$3,672	$10,959	$6,016
Other liabilities (Note 14)	14,925	3,483	13,256	5,784
Weighted average remaining lease term	3.0 years	1.4 years	3.7 years	2.2 years
Weighted average discount rate	3.3%	4.0%	3.2%	4.0%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of December 31, 2022 and 2021, the unamortized balances of these deferred financing costs are $5,850 and $8,751, respectively.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2022 and 2021:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	December 31, 2022	December 31, 2021
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$992,695	$993,703
IH 2018-1	February 8, 2018	December 8, 2022	N/A	N/A	N/A	—	568,495
IH 2018-2	May 8, 2018	June 9, 2022	N/A	N/A	N/A	—	629,237
IH 2018-3	June 28, 2018	April 8, 2022	N/A	N/A	N/A	—	204,637
IH 2018-4(7)(8)	November 7, 2018	January 9, 2023	January 9, 2026	5.62%	115-145 bps	661,029	669,548
Total Securitizations						1,653,724	3,065,620
Less: deferred financing costs, net						(7,929)	(9,767)
Total						$1,645,795	$3,055,853

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)Maturity date represents repayment date for mortgage loans which have been repaid in full prior to December 31, 2022. For all other mortgage loans, the maturity dates above reflect all extension options that have been exercised.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. For IH 2018-4, the interest rate is based on the weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreement), plus applicable servicing fees; as of December 31, 2022, LIBOR was 4.39%.
(5)Range of spreads is based on outstanding principal balances as of December 31, 2022.
(6)Net of unamortized discount of $1,584 and $1,937 as of December 31, 2022 and 2021, respectively.
(7)The initial maturity term of IH 2018-4 is two years, subject to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-4 mortgage loan has exercised the second extension option. The maturity date above reflects all extensions that have been exercised.
(8)On January 6, 2023, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2023 to January 9, 2024 was confirmed by the lender (see Note 15).
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. Except for IH 2017-1, each outstanding mortgage loan originally consisted of six floating rate components. The two year initial terms are individually subject to five, one year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2022 and 2021, a total of 10,712 and 26,950 homes, respectively, with a gross book value of $2,355,083 and $6,043,652, respectively, and a net book value of $1,859,614 and $4,922,037, respectively, are pledged pursuant to the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of LIBOR plus a spread ranging from 1.15% to 1.45%.
The retained certificates, net of discount, total $86,980 and $157,173 as of December 31, 2022 and 2021, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 6).

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting, and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2022, and through the date our consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2022, 2021, and 2020, we made voluntary and mandatory prepayments of $1,412,249, $1,766,865, and $1,434,626, respectively, under the terms of the mortgage loan agreements. For the year ended December 31, 2022, prepayments included the full repayment of the IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans. For the years ended December 31, 2021 and 2020, prepayments included the full repayments of IH 2017-2 and SWH 2017-1 mortgage loans, respectively.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2022 and 2021:

	Maturity Date	Interest Rate(1)	December 31, 2022	December 31, 2021
Secured Term Loan	June 9, 2031	3.59%	$403,363	$403,363
Deferred financing costs, net			(1,833)	(2,050)
Secured Term Loan, net			$401,530	$401,313

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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Collateral
The Secured Term Loan’s collateral pool contains 3,334 homes as of December 31, 2022 and 2021 with a gross book value of $813,543 and $801,318, respectively, and a net book value of $688,625 and $703,492, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of December 31, 2022, and through the date our consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. No prepayments were made during the years ended December 31, 2022 and 2021. For the year ended December 31, 2020, we made mandatory prepayments of $101.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
The following table sets forth a summary of our Unsecured Notes as of December 31, 2022 and 2021:

	Interest Rate(1)	December 31, 2022	December 31, 2021
Total Unsecured Notes, net(2)	2.00% — 4.15%	$2,538,066	$1,938,425
Deferred financing costs, net		(19,881)	(16,451)
Total		$2,518,185	$1,921,974

(1)Represents the range of contractual rates in place as of December 31, 2022.
(2)Net of unamortized discount of $11,934 and $11,575 as of December 31, 2022 and 2021. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
Debt Issuances
The following activity occurred during the years ended December 31, 2022 and 2021 with respect to the Unsecured Notes. No Unsecured Notes were issued during the year ended December 31, 2020.
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
•On April 5, 2022, in a public offering under our existing shelf registration statement, we issued $600,000 aggregate principal amount of 4.15% Senior Notes which mature on April 15, 2032.
Prepayments
The Unsecured Notes are redeemable in whole at any time or in part from time to time, at our option, at a redemption price equal to (i) 100% of the principal amount to be redeemed plus accrued and unpaid interest and (ii) a make-whole premium calculated in accordance with the respective loan agreements if the redemption occurs in certain amounts or in certain periods that range from one to three months prior to the maturity date. The privately placed Unsecured Notes require any prepayment to be an amount not less than 5% of the aggregate principal amount then outstanding.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of December 31, 2022, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.
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
On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans (the “2022 Term Loan Facility”; and together with the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provided $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and delayed draw term loans totaling $575,000 (the “Delayed Draw Term Loans”) which were fully drawn on December 8, 2022. The Initial Term Loan and the Delayed Draw Term Loans (together, the “2022 Term Loans”) mature on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations.
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facilities as of December 31, 2022 and 2021:

	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
2020 Term Loan Facility(1)(2)	January 31, 2025	5.39%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	5.70%	725,000	—
Total Term Loan Facilities			3,225,000	2,500,000
Less: deferred financing costs, net			(21,433)	(21,878)
Term Loan Facilities, net			$3,203,567	$2,478,122

Revolving Facility(1)(2)	January 31, 2025	5.28%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of December 31, 2022, the applicable margins were 1.00% and 0.89%, respectively, and LIBOR was 4.39%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on SOFR adjusted for a 0.10% credit spread adjustment (“Adjusted SOFR”), plus the applicable margin. As of December 31, 2022, the applicable margin was 1.24%, and Adjusted SOFR was 4.46%.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
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
Borrowings under the 2022 Term Loan Facility bear interest, at our option, at a rate equal to a margin over either (a) Adjusted SOFR for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) Adjusted SOFR for a one-month interest period plus 1.00%.
The current margins for the Term Loan Facilities and the Revolving Facility are as follows:

	Base Rate Loans			LIBOR Rate Loans			Adjusted SOFR Rate Loans
2020 Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%	N/A
2022 Term Loan Facility	0.15%	—	1.20%	N/A			1.15%	—	2.20%
Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%	N/A
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

In addition to paying interest on outstanding principal, we are required to pay certain facility and unused commitment fees. Under the Credit Facility, we are required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees. Prior to the Pricing Grid Conversion, instead of a facility fee, we were required to pay an unused facility fee to the lenders under the Revolving Facility in respect of the unused commitments thereunder. The unused facility fee rate was either 0.30% or 0.20% per annum for the Revolving Facility. Under the 2022 Term Loan Facility, we were required to pay an unused commitment fee to the lenders equal to the daily unused balance of the Delayed Draw Term Loan commitments at a rate of 0.20% per annum prior to December 8, 2022 when the commitments were fully funded.
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
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse. If at any time we do not have an Investment Grade Rating, we will also be required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder. As of December 31, 2022, and through the date our consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility and the 2022 Term Loan Facility.
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
Convertible Senior Notes
In connection with the SWH merger, we assumed certain convertible senior notes including $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 issued by SWH in January 2017 (the “2022 Convertible Notes”). Interest on the 2022 Convertible Notes was payable semiannually in arrears on January 15th and July 15th of each year, and the 2022 Convertible Notes had an effective interest rate of 5.12% which included the effect of an adjustment to the fair value of the debt as of the Merger Date. As of December 31, 2021, the balance of the 2022 Convertible Notes was $141,490, and the net unamortized fair value adjustment was $93.
During the year ended December 31, 2021, we settled $203,510 of principal balance outstanding of the 2022 Convertible Notes with the issuance of 8,943,374 shares of our common stock. On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271. At the final settlement date, the conversion rate applicable to the 2022 Convertible Notes was 44.0184 shares of our common stock per $1,000 principal amount (actual $) of the 2022 Convertible Notes (equivalent to a conversion price of approximately $22.72 per common share — actual $).
For the years ended December 31, 2022, 2021, and 2020, interest expense for the 2022 Convertible Notes, including non-cash amortization of discounts, was $248, $14,364, and $17,181, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2022:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(3)	Revolving Facility(3)	Total
2023	$661,029	$—	$—	$—	$—	$661,029
2024	—	—	—	—	—	—
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
2027	994,279	—	—	—	—	994,279
Thereafter	—	403,363	2,550,000	725,000	—	3,678,363
Total	1,655,308	403,363	2,550,000	3,225,000	—	7,833,671
Less: deferred financing costs, net	(7,929)	(1,833)	(19,881)	(21,433)	—	(51,076)
Less: unamortized debt discount	(1,584)	—	(11,934)	—	—	(13,518)
Total	$1,645,795	$401,530	$2,518,185	$3,203,567	$—	$7,769,077

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of December 31, 2022. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)On January 6, 2023, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2023 to January 9, 2024 was confirmed by the lender (see Note 15).
(3)If we exercise the two six month extension options, the maturity date for the 2020 Term Loan Facility and the Revolving Facility will be January 31, 2026.

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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Each of our swap agreements is designated for hedge accounting purposes and is currently indexed to one month LIBOR, which is set to expire on June 30, 2023. Although our existing variable rate debt and derivative agreements provide for a prescribed transition to an alternate rate (SOFR), we are engaging with each of the respective counterparties to modify the existing provisions to better align the application of the terms of these debt and derivative agreements with respect to the SOFR index. We anticipate completing the transition to SOFR prior to the expiration of LIBOR on June 30, 2023 (see Note 2 for additional information about reference rate reform and our transition from LIBOR). Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
The table below summarizes our interest rate swap instruments as of December 31, 2022:

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

During the years ended December 31, 2022, 2021, and 2020, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292, $20,798, and $15,249, respectively, in connection with these terminations.
During the years ended December 31, 2022, 2021, and 2020, the derivatives in the table above were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $64,480 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which will not be published after June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 7.56% to 9.00%.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2022 and 2021:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2022	December 31, 2021	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$119,157	$—	Other liabilities	$—	$271,156

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	36	6	Other liabilities	—	—
Total		$119,193	$6		$—	$271,156
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2022 and 2021:

	December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$119,193	$—	$119,193	$—	$—	$119,193
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	December 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$6	$—	$6	$—	$—	$6
Offsetting liabilities:
Derivatives	$271,156	$—	$271,156	$—	$—	$271,156

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income (loss) and the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020:

	Amount of Gain (Loss) Recognized in OCI on Derivative			Location of Loss Reclassified from Accumulated OCI into Net Income	Amount of Loss Reclassified from Accumulated OCI into Net Income			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2022	2021	2020		2022	2021	2020	2022	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate swaps	$327,323	$113,394	$(388,466)	Interest expense	$(59,103)	$(148,742)	$(116,549)	$304,092	$322,661	$353,923

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Years Ended December 31,
		2022	2021	2020
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$81	$129	$273
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2022, there were no derivative counterparties with whom we were in a net liability position.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 9—Stockholders' Equity
As of December 31, 2022, we have issued 611,411,382 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets and statements of equity. As of December 31, 2022, 1,737,395 outstanding OP Units are redeemable.
During the years ended December 31, 2022, 2021, and 2020, we issued 10,365,944, 33,927,772, and 25,474,941 shares of common stock, respectively.
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
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the year ended December 31, 2022, we sold 2,438,927 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $98,367, after giving effect to Agent commissions and other costs totaling $1,633. We did not sell any shares of our common stock under the 2021 ATM Equity Program during the year ended December 31, 2021. As of December 31, 2022, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
On August 22, 2019, we entered into distribution agreements with a syndicate of banks, pursuant to which we sold, from time to time, up to an aggregate sales price of $800,000 of our common stock (the “2019 ATM Equity Program”). During the years ended December 31, 2021 and 2020, we sold 9,008,528 and 8,413,224 shares of our common stock, respectively, under our 2019 ATM Equity Program, generating net proceeds of $362,589 and $239,190, respectively, after giving effect to agent commissions and other costs totaling $6,225 and $3,851, respectively. We terminated the 2019 ATM Equity Program immediately after entering into the 2021 ATM Equity Program.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
The following table summarizes our dividends declared from January 1, 2021 through December 31, 2022:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q4-2022	November 8, 2022	$0.22	November 23, 2022	$135,654
Q3-2022	August 9, 2022	0.22	August 26, 2022	135,042
Q2-2022	May 10, 2022	0.22	May 27, 2022	134,744
Q1-2022	February 14, 2022	0.22	February 28, 2022	134,240
Q4-2021	November 9, 2021	0.17	November 24, 2021	102,180
Q3-2021	August 10, 2021	0.17	August 27, 2021	98,965
Q2-2021	May 11, 2021	0.17	May 28, 2021	97,054
Q1-2021	February 10, 2021	0.17	February 26, 2021	96,933
On February 2, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on February 14, 2023, which is payable on February 28, 2023 (see Note 15).
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
Our share-based awards consist of RSUs, which may be time vesting, performance based vesting, or market based vesting, and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for EPS purposes, and PRSUs and Outperformance Awards are not.
Share-Based Awards
The following summarizes our share-based award activity during the years ended December 31, 2022, 2021, and 2020.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the years ended December 31, 2022, 2021, and 2020, we granted 640,107, 675,627, and 499,228 RSUs, respectively, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the years ended December 31, 2022, 2021, and 2020, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 285,601, 159,180, and 91,200 shares of common stock, respectively. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other LTIP PRSUs did not achieve performance criteria, resulting in the cancellation of 47,145, and 5,348 awards during the years ended December 31, 2021 and 2020, respectively. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Other Awards
•Bonus and Retention Awards: During the year ended December 31, 2022, we granted 106,975 time-vesting RSUs in the form of retention awards to certain associates which will fully vest on March 1, 2025, subject to continued employment through the vesting date.
•Director Awards: During the year ended December 31, 2022, we granted 36,912 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2023 annual stockholders meeting, subject to continued service on the board of directors through such date. During the years ended December 31, 2021 and 2020, INVH issued 43,767 and 58,690 time-vesting RSUs, which awards fully vested on the dates of INVH’s 2022 and 2021 annual stockholders meetings, respectively.
•Merger-Related Awards: During the year ended December 31, 2020, the remaining 66,475 outstanding PRSUs related to the SWH merger vested. Certain of these PRSUs achieved performance in excess of the target level, resulting in the issuance of an additional 4,756 shares of common stock which are reflected as an increase in the number of awards granted and vested in the table below.
•Assumed Awards: During the year ended December 31, 2020, the remaining 61,561 time-vesting RSUs issued by SWH prior to the merger fully vested.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, and 25% will vest on each of the first and second anniversaries of March 31, 2022, subject to continued employment. The estimated fair value of 2019 Outperformance Awards that fully vested during the year ended December 31, 2022 was $6,134. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the years ended December 31, 2022, 2021, and 2020:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2019	685,069	$22.48	925,076	$23.13	1,610,145	$22.86
Granted	225,760	28.25	428,114	29.61	653,874	29.14
Vested(2)	(339,448)	(22.81)	(353,156)	(22.04)	(692,604)	(22.42)
Forfeited / canceled	(11,258)	(25.59)	(24,223)	(23.56)	(35,481)	(24.20)
Balance, December 31, 2020	560,123	24.54	975,811	26.36	1,535,934	25.70
Granted	252,249	30.30	626,325	27.44	878,574	28.26
Vested(2)	(396,185)	(23.44)	(436,493)	(23.31)	(832,678)	(23.37)
Forfeited / canceled	(19,102)	(29.83)	(68,106)	(23.25)	(87,208)	(24.69)
Balance, December 31, 2021	397,085	29.05	1,097,537	28.38	1,494,622	28.56
Granted	339,517	37.39	730,078	31.46	1,069,595	33.34
Vested(2)	(213,884)	(28.84)	(602,994)	(24.67)	(816,878)	(25.76)
Forfeited / canceled	(12,846)	(35.22)	(13,050)	(29.16)	(25,896)	(32.16)
Balance, December 31, 2022	509,872	$34.54	1,211,571	$32.08	1,721,443	$32.81

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated fair value of share-based awards that fully vested during the years ended December 31, 2022, 2021, and 2020 was $21,154, $18,214, and $12,625, respectively. During the years ended December 31, 2022, 2021, and 2020, 3,084, 1,033, and 2,109 RSUs, respectively, were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted during the years ended December 31, 2022, 2021, and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Expected volatility(1)	28.9% — 33.6%	33.2%	17.2% — 17.3%
Risk-free rate	1.72% — 2.59%	0.31%	0.85%
Expected holding period (years)	2.84 — 3.00	2.84	2.09 — 2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2022, 2021, and 2020, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2022	2021	2020
General and administrative	$22,469	$21,743	$13,579
Property management expense	6,493	5,427	3,511
Total	$28,962	$27,170	$17,090
As of December 31, 2022, there is $37,157 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.04 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of December 31, 2022 and 2021, refer to Note 6.
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,980	$84,992	$157,173	$161,356

Liabilities carried at historical cost on the consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$2,238,066	$1,798,658	$1,638,425	$1,599,001
Mortgage loans(3)	Level 2	1,653,724	1,588,550	3,065,620	3,110,862
Unsecured Notes — private placement(4)	Level 2	300,000	228,726	300,000	298,822
Secured Term Loan(5)	Level 3	403,363	356,557	403,363	422,519
Term Loan Facilities(6)	Level 3	3,225,000	3,233,677	2,500,000	2,506,159
Convertible Senior Notes(7)	Level 3	—	—	141,397	141,631

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $11,934 and $11,575 of unamortized discount and excludes $18,534 and $14,934 of deferred financing costs as of December 31, 2022 and 2021, respectively.
(3)The carrying values of the mortgage loans are shown net of discount and exclude $7,929 and $9,767 of deferred financing costs as of December 31, 2022 and 2021, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(4)The carrying value of the Unsecured Notes — private placement excludes $1,347 and $1,517 of deferred financing costs as of December 31, 2022 and 2021, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,833 and $2,050 of deferred financing costs as of December 31, 2022 and 2021, respectively.
(6)The carrying values of the Term Loan Facilities exclude $21,433 and $21,878 of deferred financing costs as of December 31, 2022 and 2021, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of December 31, 2022:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$356,557	Discounted Cash Flow	Effective Rate	5.29%
Term Loan Facilities	3,233,677	Discounted Cash Flow	Effective Rate	3.89%	—	6.25%

(1)Our Level 3 fair value instruments require interest only payments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2022	2021	2020
Investments in single-family residential properties, net held for use (Level 3):
Pre-impairment amount	$—	$—	$451
Total impairments	—	—	(89)
Fair value	$—	$—	$362

	For the Years Ended December 31,
	2022	2021	2020
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$1,208	$3,582	$21,427
Total impairments	(310)	(650)	(4,489)
Fair value	$898	$2,932	$16,938
For additional information related to our single-family residential properties as of December 31, 2022 and 2021, refer to Note 3.
ROU Lease Assets
During the year ended December 31, 2020, we relocated one of our corporate offices and vacated the former location. As the expected undiscounted sublease payments through the remaining original lease term of the vacated office space no longer exceeded the carrying value of the related ROU lease asset, we concluded that the ROU lease asset was not fully recoverable. During the year ended December 31, 2020, we recorded impairment of $1,750 in other, net in the consolidated statements of operations. The fair value of the ROU lease asset measured at fair value on a nonrecurring basis, which is classified as Level 3 in the fair value hierarchy, was determined based on a discounted cash flow analysis reflective of the income expected from a sublease. We did not record any impairment of our ROU lease assets during the years ended December 31, 2022 and 2021. For additional information related to our ROU lease assets as of December 31, 2022 and 2021, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Years Ended December 31,
	2022	2021	2020
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$382,668	$261,098	$195,764

Denominator:
Weighted average common shares outstanding — basic	609,770,610	577,681,070	553,993,321
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,341,786	1,528,453	1,465,286
Weighted average common shares outstanding — diluted	611,112,396	579,209,523	555,458,607

Net income per common share — basic	$0.63	$0.45	$0.35
Net income per common share — diluted	$0.63	$0.45	$0.35
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, 57,278, 16,939, and 467, incremental shares attributed to non-vested share-based awards are excluded from the denominator for the years ended December 31, 2022, 2021, and 2020, respectively.
For the years ended December 31, 2022, 2021, and 2020, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
The outstanding balance of the 2022 Convertible Notes was settled in January 2022. For the years ended December 31, 2022, 2021, and 2020, using the “if-converted” method, 290,079, 11,293,203 and 15,100,443 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator is required for interest expense related to the 2022 Convertible Notes for the years ended December 31, 2022, 2021, and 2020. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our TRSs, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of December 31, 2022 and 2021, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to state and local income taxes or Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $150, $551, and $870 of current income tax expense for the years ended December 31, 2022, 2021, and 2020, respectively, which has been recorded in gain on sale of property, net of tax in the consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of December 31, 2022, for the periods below:

Year	Operating Leases	Finance Leases
2023	$4,523	$2,603
2024	4,544	843
2025	3,157	137
2026	1,999	6
2027	1,264	—
Thereafter	429	—
Total lease payments	15,916	3,589
Less: imputed interest	(991)	(106)
Total lease liability	$14,925	$3,483
The components of lease expense for the years ended December 31, 2022, 2021, and 2020 are as follows:

	For the Years Ended December 31,
	2022	2021	2020
Operating lease cost:
Fixed lease cost	$3,284	$3,970	$4,324
Variable lease cost	1,498	1,239	1,155
Total operating lease cost	$4,782	$5,209	$5,479

Finance lease cost:
Amortization of ROU assets	$2,676	$2,825	$2,341
Interest on lease liabilities	234	279	456
Total finance lease cost	$2,910	$3,104	$2,797

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,370 homes over the next six years. Estimated remaining commitments under these agreements total approximately $770,000 as of December 31, 2022. See Note 6 for additional information about deposits related to these commitments.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2022, there are no material contingent liabilities related to uninsured losses with respect to our properties except as described below.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Hurricane-Related Losses
During the third and fourth quarters of 2022, Hurricanes Ian and Nicole damaged certain of our properties in Florida and the Carolinas. As of December 31, 2022, we have recorded $7,500 of receivables for the portion of the related damages we believe will be recoverable through our property and casualty insurance policies which provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits. Additionally, as of December 31, 2022, the accounts payable and accrued expenses balance in our consolidated balance sheet includes a $20,200 accrual representing our estimate for expenditures required to complete repairs.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2022, for potential recognition or disclosure.
Extensions of Existing Mortgage Loans
On January 6, 2023, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2023 to January 9, 2024 was confirmed by the lender.
Investment in Equity Securities
On January 5, 2023, we made a $30,000 investment in the preferred stock of a property services company.
Dividend Declaration
On February 2, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on February 14, 2023, which is payable on February 28, 2023.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2022
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,652	2,599	$285,388	$330,153	$1,661,865	$—	$327,492	$330,153	$1,989,357	$2,319,510	$(488,924)	1920-2022	2012-2022	7	-	32 years
Carolinas	5,357	1,091	145,309	197,087	863,086	—	134,515	197,087	997,601	1,194,688	(202,369)	1900-2022	2012-2022	7	-	32 years
Chicago	2,520	—	—	127,277	313,075	—	118,145	127,277	431,220	558,497	(128,396)	1877-2015	2012-2017	7	-	32 years
Dallas	2,852	889	106,251	135,419	502,896	—	55,258	135,419	558,154	693,573	(86,708)	1952-2022	2017-2022	7	-	32 years
Denver	2,652	860	130,711	237,775	651,701	—	84,731	237,775	736,432	974,207	(108,497)	1885-2021	2017-2022	7	-	32 years
Houston	2,100	579	48,594	62,866	305,116	—	28,672	62,866	333,788	396,654	(63,000)	1954-2014	2017-2022	7	-	32 years
Jacksonville	1,927	275	45,249	90,473	240,164	—	65,562	90,473	305,726	396,199	(94,417)	1955-2021	2012-2022	7	-	32 years
Las Vegas	3,179	868	134,859	146,605	625,592	—	74,416	146,605	700,008	846,613	(134,752)	1961-2019	2012-2022	7	-	32 years
Minneapolis	1,103	5	622	65,264	134,969	—	59,093	65,264	194,062	259,326	(63,105)	1886-2015	2013-2015	7	-	32 years
Northern California	4,429	766	143,413	366,273	822,634	—	156,291	366,273	978,925	1,345,198	(231,535)	1900-2019	2012-2022	7	-	32 years
Orlando	6,449	1,172	154,957	234,174	950,330	—	183,515	234,174	1,133,845	1,368,019	(262,168)	1947-2022	2012-2022	7	-	32 years
Phoenix	8,907	1,568	229,127	390,900	1,261,235	—	237,161	390,900	1,498,396	1,889,296	(315,788)	1929-2022	2012-2022	7	-	32 years
Seattle	4,082	148	32,858	334,652	752,554	—	194,449	334,652	947,003	1,281,655	(200,788)	1890-2022	2012-2022	7	-	32 years
South Florida	8,383	580	124,492	723,401	1,533,492	—	254,045	723,401	1,787,537	2,510,938	(461,672)	1922-2022	2012-2022	7	-	32 years
Southern California	7,763	1,293	288,145	997,400	1,487,572	—	256,727	997,400	1,744,299	2,741,699	(456,402)	1900-2014	2012-2021	7	-	32 years
Tampa	8,627	1,334	186,298	360,391	1,326,371	—	238,101	360,391	1,564,472	1,924,863	(372,040)	1923-2022	2012-2022	7	-	32 years
Total	82,982	14,027	$2,056,273	$4,800,110	$13,432,652	$—	$2,468,173	$4,800,110	$15,900,825	$20,700,935	$(3,670,561)

(1)Number of properties represents 83,113 total properties owned less 131 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2022.
(2)Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages under the mortgage loans and the Secured Term Loan, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is original issue discount, deferred financing costs, and 19 held for sale properties with an encumbered balance of $2,398.
(3)The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $18.9 billion (unaudited) as of December 31, 2022.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Residential Real Estate
Balance at beginning of period	$20,008,381	$18,801,750	$18,247,164
Additions during the period
Acquisitions	564,706	1,126,826	621,697
Initial renovations	111,243	83,099	93,096
Other capital expenditures	206,517	167,256	167,549
Deductions during the period
Dispositions and other	(176,768)	(197,225)	(407,762)
Reclassifications
Properties held for sale, net of dispositions	(13,144)	26,675	80,006
Balance at close of period	$20,700,935	$20,008,381	$18,801,750

Accumulated Depreciation
Balance at beginning of period	$(3,073,059)	$(2,513,057)	$(2,003,972)
Depreciation expense	(629,301)	(585,101)	(546,419)
Dispositions and other	28,475	27,633	44,974
Reclassifications
Properties held for sale, net of dispositions	3,324	(2,534)	(7,640)
Balance at close of period	$(3,670,561)	$(3,073,059)	$(2,513,057)