Form 10-Q
period 2023-03-31
Invitation Homes Inc.
filed 2023-05-02
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2023
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of May 1, 2023, there were 611,918,458 shares of common stock, par value $0.01 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation and rising interest rates), uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,789,118	$4,800,110
Building and improvements	15,943,278	15,900,825
	20,732,396	20,700,935
Less: accumulated depreciation	(3,818,228)	(3,670,561)
Investments in single-family residential properties, net	16,914,168	17,030,374
Cash and cash equivalents	325,277	262,870
Restricted cash	203,019	191,057
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	272,906	280,571
Other assets, net	529,629	513,629
Total assets	$18,503,206	$18,536,708

Liabilities:
Mortgage loans, net	$1,641,959	$1,645,795
Secured term loan, net	401,351	401,530
Unsecured notes, net	2,519,100	2,518,185
Term loan facilities, net	3,205,643	3,203,567
Revolving facility	—	—
Accounts payable and accrued expenses	226,412	198,423
Resident security deposits	176,697	175,552
Other liabilities	79,541	70,025
Total liabilities	8,250,703	8,213,077
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 611,863,780 and 611,411,382 outstanding as of March 31, 2023 and December 31, 2022, respectively	6,119	6,114
Additional paid-in capital	11,136,457	11,138,463
Accumulated deficit	(989,431)	(951,220)
Accumulated other comprehensive income	66,326	97,985
Total stockholders' equity	10,219,471	10,291,342
Non-controlling interests	33,032	32,289
Total equity	10,252,503	10,323,631
Total liabilities and equity	$18,503,206	$18,536,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Rental revenues and other property income	$586,515	$530,199
Management fee revenues	3,375	2,111
Total revenues	589,890	532,310

Expenses:
Property operating and maintenance	208,497	182,269
Property management expense	23,584	20,967
General and administrative	17,452	17,639
Interest expense	78,047	74,389
Depreciation and amortization	164,673	155,796
Impairment and other	1,163	1,515
Total expenses	493,416	452,575

Gains (losses) on investments in equity securities, net	88	(3,032)
Other, net	(1,494)	594
Gain on sale of property, net of tax	29,671	18,026
Losses from investments in unconsolidated joint ventures	(4,155)	(2,320)

Net income	120,584	93,003
Net income attributable to non-controlling interests	(342)	(388)

Net income attributable to common stockholders	120,242	92,615
Net income available to participating securities	(171)	(220)

Net income available to common stockholders — basic and diluted (Note 12)	$120,071	$92,395

Weighted average common shares outstanding — basic	611,588,465	606,410,225
Weighted average common shares outstanding — diluted	612,564,298	607,908,398

Net income per common share — basic	$0.20	$0.15
Net income per common share — diluted	$0.20	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$120,584	$93,003

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(18,755)	176,065
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(12,981)	31,228
Other comprehensive income (loss)	(31,736)	207,293
Comprehensive income	88,848	300,296
Comprehensive income attributable to non-controlling interests	(265)	(1,277)

Comprehensive income attributable to common stockholders	$88,583	$299,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2023 and 2022
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	611,411,382	$6,114	$11,138,463	$(951,220)	$97,985	$10,291,342	$32,289	$10,323,631
Capital distributions	—	—	—	—	—	—	(491)	(491)
Net income	—	—	—	120,242	—	120,242	342	120,584
Dividends and dividend equivalents declared ($0.26 per share)	—	—	—	(158,453)	—	(158,453)	—	(158,453)
Issuance of common stock — settlement of RSUs, net of tax	452,398	5	(7,535)	—	—	(7,530)	—	(7,530)
Share-based compensation expense	—	—	5,529	—	—	5,529	969	6,498
Total other comprehensive loss	—	—	—	—	(31,659)	(31,659)	(77)	(31,736)
Balance as of March 31, 2023	611,863,780	$6,119	$11,136,457	$(989,431)	$66,326	$10,219,471	$33,032	$10,252,503

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	601,045,438	$6,010	$10,873,539	$(794,869)	$(286,938)	$9,797,742	$41,062	$9,838,804
Capital distributions	—	—	—	—	—	—	(580)	(580)
Net income	—	—	—	92,615	—	92,615	388	93,003
Dividends and dividend equivalents declared ($0.22 per share)	—	—	—	(134,240)	—	(134,240)	—	(134,240)
Issuance of common stock — settlement of RSUs, net of tax	503,989	5	(10,977)	—	—	(10,972)	—	(10,972)
Issuance of common stock — settlement of 2022 Convertible Notes	6,216,261	62	141,157	—	—	141,219	—	141,219
Issuance of common stock, net	2,078,773	21	83,938	—	—	83,959	—	83,959
Share-based compensation expense	—	—	6,129	—	—	6,129	517	6,646
Total other comprehensive income	—	—	—	—	206,404	206,404	889	207,293
Balance as of March 31, 2022	609,844,461	$6,098	$11,093,786	$(836,494)	$(80,534)	$10,182,856	$42,276	$10,225,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)
`

	For the Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$120,584	$93,003

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,673	155,796
Share-based compensation expense	6,498	6,646
Amortization of deferred financing costs	3,911	3,538
Amortization of debt discounts	400	462
Provisions for impairment	178	101
(Gains) losses on investments in equity securities, net	(88)	3,032
Gain on sale of property, net of tax	(29,671)	(18,026)
Change in fair value of derivative instruments	2,295	2,400
Loss from investments in unconsolidated joint ventures, net of operating distributions	4,949	2,432
Other non-cash amounts included in net income	1,056	2,656
Changes in operating assets and liabilities:
Other assets, net	(11,033)	(1,059)
Accounts payable and accrued expenses	45,087	(15,291)
Resident security deposits	1,145	2,841
Other liabilities	7,807	(3,497)
Net cash provided by operating activities	317,791	235,034

Investing Activities:
Amounts deposited and held by others	(1,076)	(16,822)
Acquisition of single-family residential properties	(59,869)	(202,534)
Initial renovations to single-family residential properties	(5,319)	(36,319)
Other capital expenditures for single-family residential properties	(50,012)	(40,850)
Proceeds from sale of single-family residential properties	87,855	48,364
Repayment proceeds from retained debt securities	158	202
Investments in equity securities	(31,131)	(10,887)
Proceeds from sale of investments in equity securities	—	5,762
Investments in unconsolidated joint ventures	(250)	(34,700)
Non-operating distributions from unconsolidated joint ventures	2,966	230
Other investing activities	(13,163)	(1,672)
Net cash used in investing activities	(69,841)	(289,226)

Financing Activities:
Payment of dividends and dividend equivalents	(160,287)	(134,825)
Distributions to non-controlling interests	(491)	(580)
Payment of taxes related to net share settlement of RSUs	(7,530)	(10,972)
Payments on mortgage loans	(4,375)	(4,835)
Payments on secured term loan	(234)	—
Proceeds from issuance of common stock, net	—	83,959
Other financing activities	(664)	(14,264)
Net cash used in financing activities	(173,581)	(81,517)

Change in cash, cash equivalents, and restricted cash	74,369	(135,709)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	453,927	818,858
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$528,296	$683,149

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2023	2022
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$67,677	$66,229
Cash paid for/(refund of) income taxes	(22)	400
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,523	1,557
Financing cash flows from finance leases	664	672

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$990	$11,307
Accrued residential property capital improvements at period end	8,041	11,097
Transfer of residential property, net to other assets, net for held for sale assets	35,449	18,723
Change in other comprehensive income from cash flow hedges	(34,046)	204,873
ROU assets obtained in exchange for operating lease liabilities	31	485
ROU assets obtained in exchange for finance lease liabilities	646	190
Net settlement of 2022 Convertible Notes in shares of common stock	—	141,219

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of March 31, 2023, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, and the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall unfavorable global and United States economic conditions (including inflation and rising interest rates), uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and rising interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business.
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
Reclassifications
We reclassified $10,887 of investments in equity securities for the three months ended March 31, 2022 from other investing activities on the condensed consolidated statement of cash flows to a separate cash flow line item to conform to our current presentation. This reclassification had no effect on the total reported investing activities on the condensed consolidated statement of cash flows for the three months ended March 31, 2022.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024 (as extended by the FASB in December 2022). In certain cases, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. We have elected and may continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation.
On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to the Secured Overnight Financing Rate (“SOFR”). While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility (as defined in Note 7) and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to SOFR. Pursuant to the terms of its underlying loan agreement, one of our mortgage loans, IH 2018-4, will remain indexed to LIBOR until the discontinuation thereof on June 30, 2023. At that time, the loan will transition to SOFR, and the related interest rap cap will be amended. See Notes 7, 8, and 15 for additional information about these modifications.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2023	December 31, 2022
Land	$4,789,118	$4,800,110
Single-family residential property	15,271,234	15,228,631
Capital improvements	548,449	548,700
Equipment	123,595	123,494
Total gross investments in the properties	20,732,396	20,700,935
Less: accumulated depreciation	(3,818,228)	(3,670,561)
Investments in single-family residential properties, net	$16,914,168	$17,030,374

As of March 31, 2023 and December 31, 2022, the carrying amount of the residential properties above includes $130,039 and $129,341, respectively, of capitalized acquisition costs (excluding purchase price), along with $76,634 and $76,408, respectively, of capitalized interest, $30,439 and $30,435, respectively, of capitalized property taxes, $4,986 and $4,982, respectively, of capitalized insurance, and $3,627 and $3,627, respectively, of capitalized homeowners’ association (“HOA”) fees.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
During the three months ended March 31, 2023 and 2022, we recognized $162,084 and $153,640, respectively, of depreciation expense related to the components of the properties, and $2,589 and $2,156, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2023 and 2022, impairments totaling $178 and $101, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$325,277	$262,870
Restricted cash	203,019	191,057
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$528,296	$453,927
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
The balances of our restricted cash accounts, as of March 31, 2023 and December 31, 2022, are set forth in the table below. As of March 31, 2023 and December 31, 2022, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	March 31, 2023	December 31, 2022
Resident security deposits	$177,163	$175,829
Collections	10,912	7,415
Property taxes	10,292	2,717
Letters of credit	2,115	2,109
Capital expenditures	1,847	2,297
Special and other reserves	690	690
Total	$203,019	$191,057

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of March 31, 2023 and December 31, 2022:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Pathway Property Company(1)	100.0%	353	340	$129,631	$131,542
2020 Rockpoint JV(1)	20.0%	2,610	2,610	68,070	70,103
FNMA(2)	10.0%	475	488	42,831	46,151
Pathway Operating Company(3)	15.0%	N/A	N/A	21,608	22,011
2022 Rockpoint JV(1)	16.7%	132	132	10,766	10,764
Total				$272,906	$280,571

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes within the Western United States.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of March 31, 2023, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.
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
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of March 31, 2023, we have funded $10,250 to the 2022 Rockpoint JV, and our remaining equity commitment is $39,750. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
We recorded net losses from these investments for the three months ended March 31, 2023 and 2022, totaling $4,155 and $2,320, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended March 31, 2023 and 2022, we earned $3,375 and $2,111, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations.
Note 6—Other Assets
As of March 31, 2023 and December 31, 2022, the balances in other assets, net are as follows:

	March 31, 2023	December 31, 2022
Amounts deposited and held by others (Note 14)	$100,525	$97,709
Investments in debt securities, net	86,910	86,980
Derivative instruments (Note 8)	86,859	119,193
Rent and other receivables, net	60,646	54,091
Investments in equity securities	53,634	22,413
Prepaid expenses	41,602	41,972
Held for sale assets(1)	36,909	29,842
Corporate fixed assets, net	24,783	24,484
ROU lease assets — operating and finance, net	15,517	16,534
Deferred financing costs, net	5,124	5,850
Other	17,120	14,561
Total	$529,629	$513,629

(1)As of March 31, 2023 and December 31, 2022, 159 and 131 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,910, net of unamortized discounts of $1,496 as of March 31, 2023. These investments in debt securities are classified as held to maturity investments. As of March 31, 2023, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next nine months to four years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2023 and 2022, rental revenues and other property income includes $35,511 and $33,048 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of March 31, 2023 are as follows:

Year	Lease Payments to be Received
Remainder of 2023	$1,100,965
2024	361,504
2025	15,109
2026	—
2027	—
Thereafter	—
Total	$1,477,578
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of March 31, 2023 and December 31, 2022, the values of our investments in equity securities are as follows:

	March 31, 2023	December 31, 2022
Investments without a readily determinable fair value	$52,591	$21,500
Investments with a readily determinable fair value	1,043	913
Total	$53,634	$22,413
The components of gains (losses) on investments in equity securities, net as of three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
	2023	2022
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$—	$(1,452)
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	88	(1,580)
Total	$88	$(3,032)
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$11,794	$3,723	$12,862	$3,672
Other liabilities (Note 14)	13,875	3,465	14,925	3,483
Weighted average remaining lease term	2.8 years	1.6 years	3.0 years	1.4 years
Weighted average discount rate	3.3%	3.8%	3.3%	4.0%

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of March 31, 2023 and December 31, 2022, the unamortized balances of these deferred financing costs are $5,124 and $5,850, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2023 and December 31, 2022:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	March 31, 2023	December 31, 2022
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$992,179	$992,695
IH 2018-4(7)	November 7, 2018	January 9, 2024	January 9, 2026	6.09%	115-145 bps	657,258	661,029
Total Securitizations						1,649,437	1,653,724
Less: deferred financing costs, net						(7,478)	(7,929)
Total						$1,641,959	$1,645,795

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)Represents the maturity dates for all extension options that have been exercised for the mortgage loans.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. For IH 2018-4, the interest rate is based on the weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreement), plus applicable servicing fees; as of March 31, 2023, LIBOR was 4.86%.
(5)Range of spreads is based on outstanding principal balances as of March 31, 2023.
(6)Net of unamortized discount of $1,496 and $1,584 as of March 31, 2023 and December 31, 2022, respectively.
(7)The initial maturity term of IH 2018-4 is two years, subject to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-4 mortgage loan has exercised the third extension option. The maturity date above reflects all extensions that have been exercised.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Securitization Transactions
For each Securitization transaction, the Borrower Entity executed a loan agreement with a third party lender. IH 2018-4 originally consisted of six floating rate components. The two year initial terms are individually subject to five, one year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components. Certificates issued by the trust in connection with Component A of IH 2017-1 benefit from FNMA’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2023 and December 31, 2022, a total of 10,681 and 10,712 homes, respectively, with a gross book value of $2,353,615 and $2,355,083, respectively, and a net book value of $1,839,832 and $1,859,614, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The retained certificates, net of discount, total $86,910 and $86,980 as of March 31, 2023 and December 31, 2022, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting, and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2023, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2023 and 2022, we made voluntary and mandatory prepayments $4,375 of $4,835, respectively, under the terms of the mortgage loan agreements.
Secured Term Loan
On June 7, 2019, 2019-1 IH Borrower LP, a consolidated subsidiary (“2019-1 IH Borrower” and one of our Borrower Entities), entered into a 12 year loan agreement with a life insurance company (the “Secured Term Loan”). The Secured Term Loan bears interest at a fixed rate of 3.59%, including applicable servicing fees, for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over one month LIBOR for the twelfth year (subject to certain adjustments as outlined in the loan agreement, including conversion by the lender to a successor variable rate once LIBOR is discontinued). The Secured Term Loan is secured by first priority mortgages on a portfolio of single-family rental properties as well as a first priority pledge of the equity interests of 2019-1 IH Borrower. We utilized the proceeds from the Secured Term Loan to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into the Secured Term Loan’s reserve accounts; (iii) transaction costs related to the closing of the Secured Term Loan; and (iv) general corporate purposes.
The following table sets forth a summary of our Secured Term Loan indebtedness as of March 31, 2023 and December 31, 2022:

	Maturity Date	Interest Rate(1)	March 31, 2023	December 31, 2022
Secured Term Loan	June 9, 2031	3.59%	$403,129	$403,363
Deferred financing costs, net			(1,778)	(1,833)
Secured Term Loan, net			$401,351	$401,530

(1)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
a comparable or successor rate as provided for in our loan agreement, including conversion by the lender to a successor variable rate once LIBOR is discontinued), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
Collateral
As of March 31, 2023 and December 31, 2022, the Secured Term Loan’s collateral pool contains 3,332 and 3,334 homes, respectively, with a gross book value of $815,998 and $813,543, respectively, and a net book value of $684,169 and $688,625, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of March 31, 2023, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. During the three months ended March 31, 2023, we made mandatory prepayments of $234 under the terms of the Secured Term Loan agreement. No such prepayments were made during the three months ended March 31, 2022.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our Unsecured Notes as of March 31, 2023 and December 31, 2022:

	Interest Rate(1)	March 31, 2023	December 31, 2022
Total Unsecured Notes, net(2)	2.00% — 4.15%	$2,538,378	$2,538,066
Deferred financing costs, net		(19,278)	(19,881)
Total		$2,519,100	$2,518,185

(1)Represents the range of contractual rates in place as of March 31, 2023.
(2)Net of unamortized discount of $11,622 and $11,934 as of March 31, 2023 and December 31, 2022. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
Debt Issuances
During the three months ended March 31, 2023 and 2022, no Unsecured Notes were issued.
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
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of March 31, 2023, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facilities as of March 31, 2023 and December 31, 2022:

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
2020 Term Loan Facility(1)(2)	January 31, 2025	5.86%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	6.14%	725,000	725,000
Total Term Loan Facilities			3,225,000	3,225,000
Less: deferred financing costs, net			(19,357)	(21,433)
Term Loan Facilities, net			$3,205,643	$3,203,567

Revolving Facility(1)(2)	January 31, 2025	5.75%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on LIBOR plus an applicable margin. As of March 31, 2023, the applicable margins were 1.00% and 0.89%, respectively, and LIBOR was 4.86%. On April 18, 2023, we amended the Credit Facility to convert the applicable interest rate from a LIBOR-based index to a SOFR-based index. The new interest rate includes a 0.10% credit spread adjustment (“Adjusted SOFR”), and the applicable margins remain unchanged (see Note 15).
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on SOFR adjusted for a 0.10% credit spread adjustment (Adjusted SOFR), plus the applicable margin. As of March 31, 2023, the applicable margin was 1.24%, and Adjusted SOFR was 4.90%.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
As a result of the aforementioned April 18, 2023 amendment to the Credit Facility, borrowings thereunder will bear interest, at our option, at a rate equal to (a) a Term SOFR rate determined by reference to the forward-looking SOFR rate published by Reuters (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing plus 0.10% credit spread adjustment or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, (3) the the Term SOFR rate that would be payable on such day for a Term SOFR rate loan with a one month interest period plus 1.00%, and (4) 1.00%.
Borrowings under the 2022 Term Loan Facility bear interest, at our option, at a rate equal to a margin over either (a) Adjusted SOFR for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) Adjusted SOFR for a one month interest period plus 1.00%.
The margins for the Term Loan Facilities and the Revolving Facility as of March 31, 2023 are as follows:

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
Prepayments and Amortization
No principal reductions are required under the Credit Facility or the 2022 Term Loan Facility. We are permitted to voluntarily repay amounts outstanding under the 2020 Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to LIBOR loans or Term SOFR loans subsequent to the amendment of the Credit Facility on April 18, 2023. We are also permitted to voluntarily repay amounts outstanding under the 2022 Term Loan Facility (a) on or prior to the first anniversary of the closing subject to a 2.0% prepayment fee, (b) on or prior to the second anniversary of the closing subject to a 1.0% prepayment fee, and (c) at any time thereafter without premium or penalty. Once repaid, no further borrowings will be permitted under the Term Loan Facilities.
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
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse. If at any time we do not have an Investment Grade Rating (defined below), we will also be required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder. As of March 31, 2023, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility and the 2022 Term Loan Facility.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Guarantees
After obtaining the requisite rating on our non-credit enhanced, senior unsecured long term debt as defined in the Credit Facility agreement (the “Investment Grade Rating”), our direct and indirect wholly owned subsidiaries that directly own unencumbered assets (the “Subsidiary Guarantors”) were released from their previous guarantee requirements under the Credit Facility (the “Investment Grade Release”) effective May 5, 2021. Prior to the Investment Grade Release, the obligations under the Credit Facility were guaranteed on a joint and several basis by each Subsidiary Guarantor, subject to certain exceptions.
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
Convertible Senior Notes
In connection with the SWH merger, we assumed certain convertible senior notes including $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 issued by SWH in January 2017 (the “2022 Convertible Notes”). Interest on the 2022 Convertible Notes was payable semiannually in arrears on January 15th and July 15th of each year, and the 2022 Convertible Notes had an effective interest rate of 5.12% which included the effect of an adjustment to the fair value of the debt in connection with the SWH merger. On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock and a cash payment of $271.
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2023:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)	Total
2023	$—	$—	$—	$—	$—	$—
2024	657,258	—	—	—	—	657,258
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
2027	993,675	—	—	—	—	993,675
Thereafter	—	403,129	2,550,000	725,000	—	3,678,129
Total	1,650,933	403,129	2,550,000	3,225,000	—	7,829,062
Less: deferred financing costs, net	(7,478)	(1,778)	(19,278)	(19,357)	—	(47,891)
Less: unamortized debt discount	(1,496)	—	(11,622)	—	—	(13,118)
Total	$1,641,959	$401,351	$2,519,100	$3,205,643	$—	$7,768,053

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of March 31, 2023. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)If we exercise the two six month extension options, the maturity date for the 2020 Term Loan Facility and the Revolving Facility will be January 31, 2026.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Each of our swap agreements is designated for hedge accounting purposes and is currently indexed to either one month SOFR or one month LIBOR. On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to SOFR. While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to SOFR. Pursuant to the terms of its underlying loan agreement, one of our mortgage loans, IH 2018-4, will remain indexed to LIBOR until the discontinuation thereof on June 30, 2023. At that time, the loan will transition to SOFR, and the related interest rap cap will be amended. See Note 2 for additional information about reference rate reform and our transition from LIBOR and Note 15 regarding the swap modifications that occurred subsequent to March 31, 2023. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
The table below summarizes our interest rate swap instruments as of March 31, 2023:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index(1)	Notional Amount
April 19, 2018	January 31, 2019	January 31, 2025	2.86%	One month LIBOR	$400,000
April 19, 2018	March 15, 2019	November 30, 2024	2.85%	One month LIBOR	400,000
April 19, 2018	March 15, 2019	February 28, 2025	2.86%	One month LIBOR	400,000
May 8, 2018	March 9, 2020	June 9, 2025	2.99%	One month LIBOR	325,000
May 8, 2018	June 9, 2020	June 9, 2025	2.99%	One month LIBOR	595,000
June 28, 2018	August 7, 2020	July 9, 2025	2.90%	One month LIBOR	1,100,000
December 9, 2019	July 15, 2021	November 30, 2024	2.90%	One month LIBOR	400,000
November 7, 2018	March 15, 2022	July 31, 2025	3.14%	One month LIBOR	200,000
March 22, 2023	July 9, 2025	May 31, 2029	2.99%	One month SOFR	300,000

(1)On April 18, 2023, we converted the variable rate on each of our interest rate swap agreements indexed to one month LIBOR to one month Term SOFR. These modifications did not change the notional amounts or maturity dates noted in the table above, and the new strike rates range from 2.78% to 3.08%. The effective date of these modifications varies based on the monthly interest re-set date within the existing interest rate swap agreements, and two of the agreements have an effective modification date of March 31, 2023. See Note 15 for additional information about these modifications.
During the three months ended March 31, 2022, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292 in connection with these terminations. There were no such terminations during the three months ended March 31, 2023.
During the three months ended March 31, 2023 and 2022, the derivatives in the table above were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $57,795 will be reclassified to earnings as a decrease in interest expense.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. Currently, each of our cap agreements is indexed to one month LIBOR, which will not be published after June 30, 2023. We will work with the counterparties to our cap agreements to adjust each floating rate to a comparable or successor rate. To the extent that the maturity date of one or more of the mortgage loans is extended through an exercise of one or more extension options, replacement or extension interest rate cap agreements must be executed with terms similar to those associated with the initial interest rate cap agreements and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreements, including all of our rights to payments owed by the counterparties and all other rights, have been pledged as additional collateral for the mortgage loans. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. The purchased and sold interest rate caps have strike prices ranging from approximately 8.46% to 9.00%.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2023	December 31, 2022	Balance Sheet Location	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$86,808	$119,157	Other liabilities	$1,696	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	51	36	Other liabilities	—	—
Total		$86,859	$119,193		$1,696	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2023 and December 31, 2022:

	March 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$86,859	$—	$86,859	$—	$—	$86,859
Offsetting liabilities:
Derivatives	$1,696	$—	$1,696	$—	$—	$1,696

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

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
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2023	2022		2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(18,755)	$176,065	Interest expense	$12,981	$(31,228)	$78,047	$74,389

	Location of Gain Recognized in Net Income on Derivative	Amount of Gain Recognized in Net Income on Derivative
		For the Three Months Ended March 31,
		2023	2022
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(15)	$(20)
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2023, the fair value of certain derivatives in a net liability position was $1,696. If we had breached any of these provisions at March 31, 2023, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $1,798.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 9—Stockholders' Equity
As of March 31, 2023, we have issued 611,863,780 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of March 31, 2023, 1,861,950 outstanding OP Units are redeemable.
During the three months ended March 31, 2023 and 2022, we issued 452,398 and 8,799,023 shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three months ended March 31, 2022, we sold 2,078,773 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $83,959 after giving effect to Agent commissions and other costs totaling $1,313. We did not sell any shares of common stock under the 2021 ATM Equity Program during the three months ended March 31, 2023. As of March 31, 2023, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
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
The following table summarizes our dividends declared from January 1, 2022 through March 31, 2023:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q1-2023	February 14, 2023	$0.26	February 28, 2023	$158,453
Q4-2022	November 8, 2022	0.22	November 23, 2022	135,654
Q3-2022	August 9, 2022	0.22	August 26, 2022	135,042
Q2-2022	May 10, 2022	0.22	May 27, 2022	134,744
Q1-2022	February 14, 2022	0.22	February 28, 2022	134,240
On April 27, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on May 10, 2023, which is payable on May 26, 2023 (see Note 15).
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Our share-based awards consist of restricted stock units (“RSUs”), which may be time vesting, performance based vesting, or market based vesting, and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per share (“EPS”) purposes, and performance and market based RSUs (“PRSUs”) and Outperformance Awards are not. For detailed discussion of RSUs and PRSUs issued prior to January 1, 2023, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.
Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2023.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the three months ended March 31, 2023, we granted 764,804 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the three months ended March 31, 2023, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 188,001 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Award Activity
•Modifications: On February 1, 2023, the vesting conditions of certain outstanding equity awards with a pre-modification aggregate fair value of $3,741 were modified resulting, in an incremental $309 of share-based compensation expense over the remaining service period. During the three months ended March 31, 2023, $1,941 of previously recognized share-based compensation expense with respect to these awards was reversed, and we began amortizing the modified fair value over the remaining service period.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, 25% vested on March 31, 2023, and the remaining 25% will vest on March 31, 2024, subject to continued employment. The estimated fair value of 2019 Outperformance Awards that fully vested during the three months ended March 31, 2023 was an aggregate $3,009. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
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
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the three months ended March 31, 2023:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2022	509,872	$34.54	1,211,571	$32.08	1,721,443	$32.81
Granted	239,815	30.36	712,990	30.46	952,805	30.44
Vested(2)	(179,391)	(32.26)	(505,933)	(31.54)	(685,324)	(31.73)
Forfeited / canceled	(557)	(37.45)	(632)	(32.83)	(1,189)	(34.99)
Balance, March 31, 2023	569,739	$33.49	1,417,996	$31.46	1,987,735	$32.04

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the three months ended March 31, 2023 was $21,781. During the three months ended March 31, 2023, 111 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the three months ended March 31, 2023:

For the Three Months Ended March 31, 2023
Expected volatility(1)	20.5% — 30.0%
Risk-free rate	4.31% — 4.62%
Expected holding period (years)	1.00 — 2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2023 and 2022, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2023	2022
General and administrative	$4,538	$5,220
Property management expense	1,960	1,426
Total	$6,498	$6,646
As of March 31, 2023, there is $53,433 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.14 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of March 31, 2023 and December 31, 2022, refer to Note 6.
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,910	$85,441	$86,980	$84,992

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$2,238,378	$1,844,616	$2,238,066	$1,798,658
Mortgage loans(3)	Level 2	1,649,437	1,595,558	1,653,724	1,588,550
Unsecured Notes — private placement(4)	Level 2	300,000	235,031	300,000	228,726
Secured Term Loan(5)	Level 3	403,129	365,141	403,363	356,557
Term Loan Facilities(6)	Level 3	3,225,000	3,231,074	3,225,000	3,233,677

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $11,622 and $11,934 of unamortized discount and excludes $17,973 and $18,534 of deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.
(3)The carrying values of the mortgage loans are shown net of discount and exclude $7,478 and $7,929 of deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
(4)The carrying value of the Unsecured Notes — private placement excludes $1,305 and $1,347 of deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,778 and $1,833 of deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.
(6)The carrying values of the Term Loan Facilities exclude $19,357 and $21,433 of deferred financing costs as of March 31, 2023 and December 31, 2022, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of March 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$365,141	Discounted Cash Flow	Effective Rate	4.99%
Term Loan Facilities	3,231,074	Discounted Cash Flow	Effective Rate	3.92%	—	6.28%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2023	2022
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$690	$523
Total impairments	(178)	(101)
Fair value	$512	$422
We did not record any impairments for our investments in single-family residential properties, net held for use during the three months ended March 31, 2023 and 2022. For additional information related to our single-family residential properties as of March 31, 2023 and December 31, 2022, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
	2023	2022
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$120,071	$92,395

Denominator:
Weighted average common shares outstanding — basic	611,588,465	606,410,225
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	975,833	1,498,173
Weighted average common shares outstanding — diluted	612,564,298	607,908,398

Net income per common share — basic	$0.20	$0.15
Net income per common share — diluted	$0.20	$0.15
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, 63,556 incremental shares attributed to non-vested share-based awards are excluded from the denominator for the three months ended March 31, 2022. There were no such incremental shares for the three months ended March 31, 2023.
For the three months ended March 31, 2023 and 2022, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
The outstanding balance of the 2022 Convertible Notes was settled in January 2022. For the three months ended March 31, 2022, using the “if-converted” method, 1,176,431 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator was required for interest expense related to the 2022 Convertible Notes for the three months ended March 31, 2022. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of March 31, 2023 and December 31, 2022, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to state and local income taxes or Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $79 of current income tax expense for the three months ended March 31, 2022, which has been recorded in gain on sale of property, net of tax in the condensed consolidated statements of operations. There was no current income tax expense related to such transactions for the three months ended March 31, 2023.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of March 31, 2023, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2023	$3,393	$2,067
2024	4,544	1,005
2025	3,157	316
2026	1,960	184
2027	1,264	—
Thereafter	429	—
Total lease payments	14,747	3,572
Less: imputed interest	(872)	(107)
Total lease liability	$13,875	$3,465
The components of lease expense for the three months ended March 31, 2023 and 2022 are as follows:

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost:
Fixed lease cost	$893	$835
Variable lease cost	326	372
Total operating lease cost	$1,219	$1,207

Finance lease cost:
Amortization of ROU assets	$622	$685
Interest on lease liabilities	56	68
Total finance lease cost	$678	$753

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,233 homes over the next seven years. Estimated remaining commitments under these agreements total approximately $720,000 as of March 31, 2023.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2023, there are no material contingent liabilities related to uninsured losses with respect to our properties except as described below.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Hurricane-Related Losses
During the third and fourth quarters of 2022, Hurricanes Ian and Nicole damaged certain of our properties in Florida and the Carolinas. As of March 31, 2023, we have recorded $6,000 of receivables for the portion of the hurricane related damages we believe will be recoverable through our property and casualty insurance policies which provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits. Additionally, as of March 31, 2023, the accounts payable and accrued expenses balance in our condensed consolidated balance sheet includes a $6,800 accrual representing our estimate for expenditures required to complete repairs.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2023, for potential recognition or disclosure.
SOFR Conversion
On April 18, 2023, we amended the Credit Facility to convert the applicable interest rate from a LIBOR-based index to a SOFR-based index and converted the variable rate on our interest rate swap agreements from one month LIBOR to one month Term SOFR. In connection with these modifications, we elected to apply the optional expedients in ASU 2020-04 that enable us to consider the new swaps a continuation of the existing contracts and to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As a result, the transition from LIBOR for these financial instruments is not expected to impact our hedge accounting or to have a material impact on our condensed consolidated financial statements.
Dividend Declaration
On April 27, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on May 10, 2023, which is payable on May 26, 2023.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. With over 80,000 homes for lease in 16 markets across the country as of March 31, 2023, we are meeting the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Impact of Macroeconomic Trends
Overall unfavorable global and United States economic conditions (including inflation and rising interest rates), uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and rising interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. For example, we have experienced higher levels of bad debt expense, which we believe is driven in part by declining availability of rent assistance payments as funds from many COVID-related programs have been fully allocated, as well as ordinances in certain markets which restrict residential lease compliance options. We expect that our bad debt expense will remain elevated compared to pre-COVID averages, as it continues to take longer to address residents who are not current with their rent.
For further discussion of risks related to general economic conditions, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Industry — Our operating results are subject to general economic conditions and risks associated with our real estate assets” of our Annual Report on Form 10-K.
Climate Change
Climate change continues to attract considerable public, political, and scientific attention. Experiencing or addressing the various physical, regulatory, and adaptation/transition risks of climate change may affect our profitability. Government authorities, including the SEC, and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. The ongoing transition to non-carbon energy sources also presents certain risks for us and our residents, including macroeconomic risks related to rising energy and water expenses, shortages, and use restrictions. Implementation of any voluntary improvements requires consideration of multiple factors, including whether such elections would raise our costs to maintain our homes. Alternatively, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors. We may also incur additional expenses as a result of regulations requiring additional detailed climate-related disclosures, including regarding greenhouse gas emissions.
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
Our management and the Board of Directors are focused on managing our business risks, including climate change-related risks. The process to identify, manage, and integrate climate-change risk is part of our enterprise risk management program. For more information on risks related to climate change, see Part I. Item 1A. “Risk Factors — Risks Related to Environmental, Social, and Governance Issues — Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business, — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather, and — We are subject to increasing scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate retention, and ability to raise capital from such investors” of our Annual Report on Form 10-K.

Other Matters
In 2021 and 2022, we received congressional inquiries requesting information and documentation about our eviction practices during the COVID-19 pandemic, including information relating to compliance with federal eviction moratorium requirements, cooperation with impacted residents to use federal assistance funds as an alternative to eviction, and our activities in the housing market. We have responded to and have cooperated with these inquiries and information requests.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2023 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,746	97.4%	$2,912	$1.71	11.3%
Northern California	4,417	97.4%	2,603	1.66	6.1%
Seattle	4,076	96.0%	2,737	1.42	5.9%
Phoenix	8,904	97.8%	1,937	1.15	9.6%
Las Vegas	3,177	96.3%	2,132	1.08	3.5%
Denver	2,643	96.3%	2,424	1.32	3.5%
Western United States Subtotal	30,963	97.1%	2,442	1.40	39.9%

Florida:
South Florida	8,407	97.3%	2,784	1.49	12.5%
Tampa	8,679	97.2%	2,152	1.15	10.2%
Orlando	6,488	97.6%	2,098	1.12	7.5%
Jacksonville	1,927	97.7%	2,076	1.05	2.2%
Florida Subtotal	25,501	97.4%	2,341	1.25	32.4%

Southeast United States:
Atlanta	12,636	97.0%	1,898	0.92	12.7%
Carolinas	5,355	97.9%	1,929	0.91	5.5%
Southeast United States Subtotal	17,991	97.3%	1,907	0.92	18.2%

Texas:
Houston	2,093	96.2%	1,795	0.93	2.0%
Dallas	2,847	96.5%	2,128	1.03	3.3%
Texas Subtotal	4,940	96.3%	1,987	0.99	5.3%

Midwest United States:
Chicago	2,514	97.7%	2,245	1.39	2.9%
Minneapolis	1,101	95.7%	2,199	1.12	1.3%
Midwest United States Subtotal	3,615	97.1%	2,231	1.30	4.2%

Total / Average	83,010	97.2%	$2,259	$1.21	100.0%
Same Store Total / Average	77,016	97.8%	$2,254	$1.20	93.1%

(1)As of March 31, 2023.
(2)Represents average occupancy for the three months ended March 31, 2023.
(3)Represents average monthly rent for the three months ended March 31, 2023.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2023.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.3% of our rental revenues and other property income during the three months ended March 31, 2023. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Share-Based Compensation Expense
We issue share-based awards to align the interests of our associates with those of our investors, and all share-based compensation expense is recognized in our condensed consolidated statements of operations as components of general and administrative expense and property management expense.
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

Results of Operations
Portfolio Information
As of March 31, 2023 and 2022, we owned 83,010 and 82,758 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2023 and 2022, we acquired 181 and 518 homes, respectively, and sold 284 and 141 homes, respectively. During the three months ended March 31, 2023 and 2022, we owned an average of 83,064 and 82,571 single-family rental homes, respectively.
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
As of March 31, 2023, our Same Store portfolio consisted of 77,016 single-family rental homes.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenues:
Rental revenues and other property income	$586,515	$530,199	$56,316	10.6%
Management fee revenues	3,375	2,111	1,264	59.9%
Total revenues	589,890	532,310	57,580	10.8%

Expenses:
Property operating and maintenance	208,497	182,269	26,228	14.4%
Property management expense	23,584	20,967	2,617	12.5%
General and administrative	17,452	17,639	(187)	(1.1)%
Interest expense	78,047	74,389	3,658	4.9%
Depreciation and amortization	164,673	155,796	8,877	5.7%
Impairment and other	1,163	1,515	(352)	(23.2)%
Total expenses	493,416	452,575	40,841	9.0%

Gains (losses) on investments in equity securities, net	88	(3,032)	3,120	102.9%
Other, net	(1,494)	594	(2,088)	(351.5)%
Gain on sale of property, net of tax	29,671	18,026	11,645	64.6%
Losses from investments in unconsolidated joint ventures	(4,155)	(2,320)	(1,835)	(79.1)%

Net income	$120,584	$93,003	$27,581	29.7%
Revenues
For the three months ended March 31, 2023 and 2022, total revenues were $589.9 million and $532.3 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended March 31, 2023 and 2022, total portfolio rental revenues and other property income totaled $586.5 million and $530.2 million, respectively, an increase of 10.6%, driven by an increase in average monthly rent per occupied home, a 140 bps increase in occupancy, and a 493 home increase between periods in the average number of homes owned.

Average occupancy for the three months ended March 31, 2023 and 2022 for the total portfolio was 97.2% and 95.8%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2023 and 2022 was $2,259 and $2,078, respectively, an 8.7% increase. For our Same Store portfolio, average occupancy was 97.8% and 98.2% for the three months ended March 31, 2023 and 2022, respectively, and average monthly rent per occupied home for the three months ended March 31, 2023 and 2022 was $2,254 and $2,078, respectively, an 8.5% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2023 and 2022 was 20.4% and 18.7%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 40 and 37 days between residents for the three months ended March 31, 2023 and 2022, respectively. The increases in annualized turnover and days to re-resident resulted in an overall decrease in average occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 7.8% and 9.6% for the three months ended March 31, 2023 and 2022, respectively, and new lease net effective rental rate growth for the total portfolio averaged 5.4% and 14.7% for the three months ended March 31, 2023 and 2022, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 8.0% and 9.6% for the three months ended March 31, 2023 and 2022, respectively, and new lease net effective rental rate growth averaged 5.7% and 14.5% for the three months ended March 31, 2023 and 2022, respectively.
Other property income for the three months ended March 31, 2023 increased compared to March 31, 2022, primarily due to enhanced ancillary revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the three months ended March 31, 2023 and 2022, management fee revenues totaled $3.4 million and $2.1 million, respectively. These fees increased as a result of an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the three months ended March 31, 2023 and 2022, total expenses were $493.4 million and $452.6 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended March 31, 2023, property operating and maintenance expense increased to $208.5 million from $182.3 million for the three months ended March 31, 2022. In addition to a 493 home increase between periods in the average number of homes owned, increases in property taxes, utilities, property administrative costs, and turnover expenses resulted in the overall 14.4% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $41.0 million from $38.6 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to increased personnel costs related to property management.
Interest expense increased to $78.0 million for the three months ended March 31, 2023 from $74.4 million for the three months ended March 31, 2022. The increase in interest expense was primarily due to a 29 bps increase in our weighted average interest rate at each period end, partially offset by a $87.0 million decrease in gross debt outstanding from March 31, 2022 to March 31, 2023.
Depreciation and amortization expense increased to $164.7 million for the three months ended March 31, 2023 from $155.8 million for the three months ended March 31, 2022 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Impairment and other expenses were $1.2 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, impairment and other expenses were comprised of net casualty losses of $1.0 million and impairment losses of $0.2 million on our single-family residential properties. During the three months ended March 31, 2022, impairment and other expenses were comprised of net casualty losses of $1.4 million and impairment losses of $0.1 million on our single-family residential properties.

Gains (losses) on Investments in Equity Securities, net
For the three months ended March 31, 2023, gain on investments in equity securities, net of $0.1 million was comprised of net unrealized gains recognized since December 31, 2022 on investments held as of March 31, 2023. For the three months ended March 31, 2022, losses on investments in equity securities, net of $3.0 million was comprised of $1.4 million of net losses recognized on investments sold during the period and $1.6 million of net unrealized losses recognized since December 31, 2021 on investments held as of March 31, 2022.
Other, net
Other, net was a $1.5 million loss for the three months ended March 31, 2023, compared to $0.6 million of income for the three months ended March 31, 2022, primarily due to increases in administrative costs between those periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $29.7 million and $18.0 million for the three months ended March 31, 2023 and 2022, respectively. The increase resulted from an increase in the disposition proceeds received per home between periods and an increase in the number of homes sold from 141 for the three months ended March 31, 2022 to 284 for the three months ended March 31, 2023.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $4.2 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. These increased costs include $2.2 million of non-cash decreases in the fair value of underlying derivative instruments for certain of the joint ventures during the three months ended March 31, 2023 and a $1.8 million increase in our share of depreciation expense between periods, partially offset by increased operating profits due to an increase in the number of homes within our joint venture investments.

Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2023 and December 31, 2022 include unrestricted cash and cash equivalents of $325.3 million and $262.9 million, respectively, a 23.7% increase primarily due to cash flows from operations that exceeded investing and financing costs during the three months ended March 31, 2023.
As of March 31, 2023, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.
On April 18, 2023, we amended the Credit Facility to convert the applicable interest rate from a London Interbank Offered Rate-based (“LIBOR”) index to a Secured Overnight Financing Rate-based (“SOFR”) index and converted the variable rate on our interest rate swap agreements from one month LIBOR to one month Term SOFR. These transactions complete our transition from LIBOR except for one of our mortgage loans, IH 2018-4. Pursuant to the terms of its underlying loan agreement, one of our mortgage loans, IH 2018-4, will remain indexed to LIBOR until the discontinuation thereof on June 30, 2023. At that time, the loan will transition to SOFR, and the related interest rate cap will be amended.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of March 31, 2023 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$993,675	$938,176	4.23%	4.2	$—
IH 2018-4(5)	657,258	624,351	L + 123 bps	2.8	657,258
Secured Term Loan(6)	403,129	403,129	3.59%	8.2	—
Total secured(7)	2,054,062	$1,965,656	4.08%	4.5	657,258

Unsecured:
2020 Term Loan Facility(8)	$2,500,000		L + 100 bps	2.8	$2,500,000
2022 Term Loan Facility(9)	725,000		S + 124 bps	6.2	—
Revolving Facility(8)	—		L + 89 bps	2.8	—
Unsecured Notes — May 2028	150,000		2.46%	5.2	—
Unsecured Notes — November 2028	600,000		2.30%	5.6	—
Unsecured Notes — August 2031	650,000		2.00%	8.4	—
Unsecured Notes — April 2032	600,000		4.15%	9.0	—
Unsecured Notes — January 2034	400,000		2.70%	10.8	—
Unsecured Notes — May 2036	150,000		3.18%	13.2	—
Total unsecured(7)	5,775,000		3.47%	5.7	2,500,000

Total debt(7)	7,829,062		3.63%	5.4	$3,157,258
Unamortized discounts	(13,118)
Deferred financing costs, net	(47,891)
Total debt per balance sheet	7,768,053
Retained certificates	(88,406)
Cash and restricted cash, excluding security deposits and letters of credit	(349,018)
Deferred financing costs, net	47,891
Unamortized discounts	13,118
Net debt	$7,391,638

(1)For detailed information about and definition of each of our financing arrangements see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part I. Item 1. “Financial Statements — Note 8 of Notes to Condensed Consolidated Financial Statements.”
(2)Variable interest rate loans are either LIBOR-based (“L” in the table above) or SOFR-based, including any adjustments provided for in the terms of the underlying agreement (“Adjusted SOFR” or “S” in the table above).
(3)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(5)Interest rate is based on the weighted average spread over LIBOR, or a comparable or successor rate as provided for in our loan agreement, plus applicable servicing fees; as of March 31, 2023, LIBOR was 4.86%.

(6)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over one month LIBOR (or a comparable or successor rate as provided for in our loan agreement, including conversion by the lender to a successor variable rate once LIBOR is discontinued), including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on March 31, 2023, LIBOR of 4.86% or Adjusted SOFR of 4.90% (inclusive of a 0.10% credit spread adjustment), as appropriate, and includes the impact of interest rate swap agreements effective as of that date. On April 18, 2023, we converted the variable rate on each of our interest rate swap agreements indexed to one month LIBOR to one month Term SOFR. The effective date of these modifications varies based on the monthly interest re-set date within the existing interest rate swap agreements, and two of the agreements have an effective modification date of March 31, 2023. These modifications did not have a material impact to the weighted average interest rates noted above.
(8)Interest rate is based on LIBOR plus an applicable margin. As of March 31, 2023, LIBOR was 4.86%. On April 18, 2023, we amended the Credit Facility to convert the applicable interest rate from a LIBOR-based index to a SOFR-based index. The new interest rate includes a 0.10% credit spread adjustment (Adjusted SOFR), and the applicable margins remain unchanged.
(9)Interest rate is based on Adjusted SOFR plus the applicable margin. As of March 31, 2023, Adjusted SOFR was 4.90%.

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
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of certain of our joint ventures. We do not expect these guarantees to have a material current or future effect on our liquidity. See Part I. Item 1. “Financial Statements — Note 5 of Notes to Condensed Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had undrawn balances of $1,000.0 million as of March 31, 2023.
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
Cash Flows
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$317,791	$235,034	$82,757	35.2%
Net cash used in investing activities	(69,841)	(289,226)	219,385	75.9%
Net cash used in financing activities	(173,581)	(81,517)	(92,064)	(112.9)%
Change in cash, cash equivalents, and restricted cash	$74,369	$(135,709)	$210,078	154.8%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $317.8 million and $235.0 million for the three months ended March 31, 2023 and 2022, respectively, an increase of 35.2%. The increase in cash provided by operating activities is primarily due to (1) improved operational profitability, including a $31.4 million increase in total revenues net of property operating and maintenance expense from period to period, and (2) a net $60.0 million of cash provided by operations between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $69.8 million and $289.2 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $219.4 million. The decrease in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the three months ended March 31, 2023 compared to the three months ended March 31, 2022: (1) a decrease in cash used for the acquisition of homes; (2) an increase in cash from the proceeds from sale of single-family homes; and (3) a decrease in cash used for initial renovations of homes. Acquisition spend decreased by $142.7 million from period to period due to a decrease in the number of homes acquired from 518 during the three months ended March 31, 2022 to 181 homes acquired during the three months ended March 31, 2023. Proceeds from the sale of single-family homes increased $39.5 million due to an increase in disposition proceeds received per home between periods and an increase in the number of homes sold from 141 during the three months ended March 31, 2022 to 284 homes sold during the three months ended March 31, 2023. Renovation spend decreased by $31.0 million due to fewer renovations being completed during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the decrease in number of homes acquired.
Financing Activities
Net cash used in financing activities was $173.6 million and $81.5 million for the three months ended March 31, 2023 and 2022, respectively. During three months ended March 31, 2023 and 2022, we made $160.8 million and $135.4 million of dividend and distribution payments funded by cash flows from operations. During the three months ended March 31, 2022, issuances and sales of stock under our 2021 ATM Equity Program generated $84.0 million of net proceeds which were used primarily for acquisitions.
Contractual Obligations
Our contractual obligations as of March 31, 2023, consist of the following:

($ in thousands)	Total	2023(1)	2024-2025	2026-2027	Thereafter
Mortgage loans(2)(3)(4)	$1,939,764	$62,056	$165,339	$1,712,369	$—
Secured Term Loan(2)(3)	521,641	10,848	28,967	28,927	452,899
Unsecured Notes(2)(3)	3,160,246	53,220	142,114	141,920	2,822,992
Term Loan Facilities(2)(3)(4)(5)	3,928,260	145,884	387,787	2,602,913	791,676
Revolving Facility(2)(3)(4)(5)(6)	5,761	1,528	4,061	172	—
Derivative instruments(5)(7)	(174,936)	(56,529)	(99,541)	(11,044)	(7,822)
Purchase commitments(8)	9,707	9,707	—	—	—
Operating leases	14,747	3,393	7,701	3,224	429
Finance leases	3,572	2,067	1,321	184	—
Total	$9,408,762	$232,174	$637,749	$4,478,665	$4,060,174

(1)Includes estimated payments for the remaining nine months of 2023.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of March 31, 2023.
(3)Interest is calculated at rates in effect as of March 31, 2023, including the indexed rate and any applicable margin, and that rate is held constant until the maturity date. As of March 31, 2023, LIBOR was 4.86%, and Adjusted SOFR was 4.90%.
(4)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(5)On April 18, 2023, we amended the Credit Facility to convert the applicable interest rate from a LIBOR-based index to a SOFR-based index and converted the variable rate on our interest rate swap agreements from one month LIBOR to one month Term SOFR. The impact of these amendments is not material to the obligations noted in the table above.
(6)Includes the related unused commitment fee, as applicable.
(7)Includes payments (receipts) related to interest rate swap and interest rate cap obligations, calculated using LIBOR as of March 31, 2023, or 4.86%.

(8)Represents commitments to acquire 30 single-family rental homes. The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 2,233 homes over the next seven years. Estimated remaining commitments under these agreements total approximately $720.0 million as of March 31, 2023.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of March 31, 2023, our remaining equity commitments to the joint ventures total $128.1 million.
LIBOR Transition
As of March 31, 2023, the IH 2018-4 securitization, the 2020 Term Loan Facility, and the Revolving Facility (collectively, the “LIBOR-Based Loans”) used one month LIBOR as a benchmark for establishing interest rates, and certain of our derivative instruments were also indexed to one month LIBOR. The Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, has announced that it will cease publication of one month USD LIBOR immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.
On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to SOFR. While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to SOFR. Pursuant to the terms of its underlying loan agreement, one of our mortgage loans, IH 2018-4, will remain indexed to LIBOR until the discontinuation thereof on June 30, 2023. At that time, the loan will transition to SOFR, and the related interest rap cap will be amended.
Furthermore, we will continue to make the appropriate elections available within Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2022-04”) to ease the impact of transition from LIBOR to comparable or successor rates on hedge accounting. As more fully described in Part I. Item 1. “Financial Statements — Note 2 of Notes to Condensed Consolidated Financial Statements,” we have elected and may continue to elect to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Specifically, in connection with the April 18, 2023 modifications, we elected to apply the optional expedients in ASU 2020-04 that enable us to consider the new swaps a continuation of the existing contracts and to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As a result, the transition from LIBOR for these financial instruments is not expected to impact our hedge accounting or to have a material impact on our condensed consolidated financial statements. As the transition from LIBOR for IH 2018-4 is in process, the ultimate outcome of the complete transition from LIBOR is uncertain at this time, and significant management time and attention may be required to finalize the transition to using the new benchmark rates and to implement necessary changes to our financial models.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2023.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net income available to common stockholders	$120,071	$92,395
Net income available to participating securities	171	220
Non-controlling interests	342	388
Interest expense	78,047	74,389
Interest expense in unconsolidated joint ventures	4,578	592
Depreciation and amortization	164,673	155,796
Depreciation and amortization of investments in unconsolidated joint ventures	2,475	638
EBITDA	370,357	324,418
Gain on sale of property, net of tax	(29,671)	(18,026)
Impairment on depreciated real estate investments	178	101
Net gain on sale of investments in unconsolidated joint ventures	(330)	(130)
EBITDAre	340,534	306,363
Share-based compensation expense(1)	6,498	6,646
Severance	153	18
Casualty losses, net (2)	988	1,414
(Gains) losses on investments in equity securities, net	(88)	3,032
Other, net(3)	1,494	(594)
Adjusted EBITDAre	$349,579	$316,879

(1)For the three months ended March 31, 2023 and 2022, $1,960 and $1,426 was recorded in property management expense, respectively, and $4,538 and $5,220 was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2023	2022
Net income available to common stockholders	$120,071	$92,395
Net income available to participating securities	171	220
Non-controlling interests	342	388
Interest expense	78,047	74,389
Depreciation and amortization	164,673	155,796
Property management expense(1)	23,584	20,967
General and administrative(2)	17,452	17,639
Impairment and other	1,163	1,515
Gain on sale of property, net of tax	(29,671)	(18,026)
(Gains) losses on investments in equity securities, net	(88)	3,032
Other, net(3)	1,494	(594)
Management fee revenues	(3,375)	(2,111)
Losses from investments in unconsolidated joint ventures	4,155	2,320
NOI (total portfolio)	378,018	347,930
Non-Same Store NOI	(26,211)	(12,829)
NOI (Same Store portfolio)(4)	$351,807	$335,101

(1)Includes $1,960 and $1,426 of share-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes $4,538 and $5,220 of share-based compensation expense for the three months ended March 31, 2023 and 2022, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 77,016 homes for the three months ended March 31, 2023 and 2022.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2023	2022
Net income available to common stockholders	$120,071	$92,395
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	171	220
Non-controlling interests	342	388
Depreciation and amortization on real estate assets	162,084	153,640
Impairment on depreciated real estate investments	178	101
Net gain on sale of previously depreciated investments in real estate	(29,671)	(18,026)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	2,121	500
FFO	255,296	229,218
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	9,132	6,470
Share-based compensation expense(2)	6,498	6,646
Severance expense	153	18
Casualty losses, net(1)	988	1,414
(Gains) losses on investments in equity securities, net	(88)	3,032
Core FFO	271,979	246,798
Recurring capital expenditures(1)	(37,293)	(32,830)
Adjusted FFO	$234,686	$213,968

Net income available to common stockholders
Weighted average common shares outstanding — diluted(3)(4)(5)	612,564,298	607,908,398

Net income per common share — diluted(3)(4)(5)	$0.20	$0.15

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(3)(4)(5)	614,536,039	610,704,093

FFO per common share — diluted(3)(4)(5)	$0.42	$0.38
Core FFO per common share — diluted(3)(4)(5)	$0.44	$0.40
AFFO per common share — diluted(3)(4)(5)	$0.38	$0.35

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended March 31, 2023 and 2022, $1,960 and $1,426 was recorded in property management expense, respectively, and $4,538 and $5,220 was recorded in general and administrative expense, respectively.
(3)On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the three months ended March 31, 2023, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.
(4)Incremental shares attributed to non-vested share-based awards totaling 975,833 and 1,498,173 for the three months ended March 31, 2023 and 2022, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,208,795 and 1,755,583 for the three months ended March 31, 2023 and 2022, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(5)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,738,779 and 2,538,285 for the three months ended March 31, 2023 and 2022, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation and rising interest rates), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of March 31, 2023, our $3,882.3 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $657.3 million and Term Loan Facilities of $3,225.0 million. As of March 31, 2023, we had effectively converted 98.4% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at one month LIBOR or Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR and Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.6 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreements, and any LIBOR or SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three months ended March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

ITEM 1A. RISK FACTORS
For a discussion of our potential risks or uncertainties, you should carefully read and consider risk factors previously disclosed under Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in Part I. Item 1A. of the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

EXHIBIT INDEX

Exhibit number	Description

3.1	Charter of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).

3.2	Amended and Restated Bylaws of Invitation Homes Inc., dated as of February 2, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 2, 2022).

10.1
Executive Transition Services Agreement dated February 1, 2023, between Ernest M. Freedman and Invitation Homes Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2023). †

10.2	Form of Award Notice and Restricted Stock Unit Agreement (LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023). †

10.3
First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of April 18, 2023, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and solely for purposes of Sections 3, 4, 5 and 7 thereof, each of the guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2023).

31.1	Certificate of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Ernest M. Freedman, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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
Date: May 2, 2023

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 2, 2023