Form 10-Q
period 2023-06-30
Invitation Homes Inc.
filed 2023-07-27
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2023
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of July 24, 2023, there were 611,956,248 shares of common stock, par value $0.01 per share, outstanding.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,774,295	$4,800,110
Building and improvements	15,978,921	15,900,825
	20,753,216	20,700,935
Less: accumulated depreciation	(3,963,575)	(3,670,561)
Investments in single-family residential properties, net	16,789,641	17,030,374
Cash and cash equivalents	414,292	262,870
Restricted cash	205,241	191,057
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	267,446	280,571
Other assets, net	607,428	513,629
Total assets	$18,542,255	$18,536,708

Liabilities:
Mortgage loans, net	$1,636,505	$1,645,795
Secured term loan, net	401,406	401,530
Unsecured notes, net	2,520,017	2,518,185
Term loan facilities, net	3,207,635	3,203,567
Revolving facility	—	—
Accounts payable and accrued expenses	241,129	198,423
Resident security deposits	177,008	175,552
Other liabilities	75,847	70,025
Total liabilities	8,259,547	8,213,077
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 611,956,170 and 611,411,382 outstanding as of June 30, 2023 and December 31, 2022, respectively	6,120	6,114
Additional paid-in capital	11,141,829	11,138,463
Accumulated deficit	(1,011,060)	(951,220)
Accumulated other comprehensive income	112,984	97,985
Total stockholders' equity	10,249,873	10,291,342
Non-controlling interests	32,835	32,289
Total equity	10,282,708	10,323,631
Total liabilities and equity	$18,542,255	$18,536,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Rental revenues and other property income	$596,924	$554,541	$1,183,439	$1,084,740
Management fee revenues	3,448	2,759	6,823	4,870
Total revenues	600,372	557,300	1,190,262	1,089,610

Expenses:
Property operating and maintenance	213,808	190,680	422,305	372,949
Property management expense	23,580	21,814	47,164	42,781
General and administrative	19,791	19,342	37,243	36,981
Interest expense	78,625	74,840	156,672	149,229
Depreciation and amortization	165,759	158,572	330,432	314,368
Impairment and other	1,868	1,355	3,031	2,870
Total expenses	503,431	466,603	996,847	919,178

Gains (losses) on investments in equity securities, net	524	(172)	612	(3,204)
Other, net	(3,941)	(3,827)	(5,435)	(3,233)
Gain on sale of property, net of tax	46,788	27,508	76,459	45,534
Losses from investments in unconsolidated joint ventures	(2,030)	(2,701)	(6,185)	(5,021)

Net income	138,282	111,505	258,866	204,508
Net income attributable to non-controlling interests	(418)	(542)	(760)	(930)

Net income attributable to common stockholders	137,864	110,963	258,106	203,578
Net income available to participating securities	(166)	(148)	(337)	(368)

Net income available to common stockholders — basic and diluted (Note 12)	$137,698	$110,815	$257,769	$203,210

Weighted average common shares outstanding — basic	611,954,347	610,331,643	611,772,406	608,381,768
Weighted average common shares outstanding — diluted	613,316,499	611,620,475	612,941,399	609,775,270

Net income per common share — basic	$0.23	$0.18	$0.42	$0.33
Net income per common share — diluted	$0.22	$0.18	$0.42	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$138,282	$111,505	$258,866	$204,508

Other comprehensive income
Unrealized gains on interest rate swaps	64,763	37,474	46,008	213,539
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	(17,961)	23,018	(30,942)	54,246
Other comprehensive income	46,802	60,492	15,066	267,785
Comprehensive income	185,084	171,997	273,932	472,293
Comprehensive income attributable to non-controlling interests	(562)	(785)	(827)	(2,062)

Comprehensive income attributable to common stockholders	$184,522	$171,212	$273,105	$470,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2023
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2023	611,863,780	$6,119	$11,136,457	$(989,431)	$66,326	$10,219,471	$33,032	$10,252,503
Capital distributions	—	—	—	—	—	—	(855)	(855)
Net income	—	—	—	137,864	—	137,864	418	138,282
Dividends and dividend equivalents declared ($0.26 per share)	—	—	—	(159,493)	—	(159,493)	—	(159,493)
Issuance of common stock — settlement of RSUs, net of tax	92,390	1	(598)	—	—	(597)	—	(597)
Share-based compensation expense	—	—	5,970	—	—	5,970	96	6,066
Total other comprehensive income	—	—	—	—	46,658	46,658	144	46,802
Balance as of June 30, 2023	611,956,170	$6,120	$11,141,829	$(1,011,060)	$112,984	$10,249,873	$32,835	$10,282,708

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	611,411,382	$6,114	$11,138,463	$(951,220)	$97,985	$10,291,342	$32,289	$10,323,631
Capital distributions	—	—	—	—	—	—	(1,346)	(1,346)
Net income	—	—	—	258,106	—	258,106	760	258,866
Dividends and dividend equivalents declared ($0.52 per share)	—	—	—	(317,946)	—	(317,946)	—	(317,946)
Issuance of common stock — settlement of RSUs, net of tax	544,788	6	(8,133)	—	—	(8,127)	—	(8,127)
Share-based compensation expense	—	—	11,499	—	—	11,499	1,065	12,564
Total other comprehensive income	—	—	—	—	14,999	14,999	67	15,066
Balance as of June 30, 2023	611,956,170	$6,120	$11,141,829	$(1,011,060)	$112,984	$10,249,873	$32,835	$10,282,708

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$258,866	$204,508

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	330,432	314,368
Share-based compensation expense	12,564	14,635
Amortization of deferred financing costs	7,872	7,195
Amortization of debt discounts	803	855
Provisions for impairment	259	137
(Gains) losses on investments in equity securities, net	(612)	3,204
Gain on sale of property, net of tax	(76,459)	(45,534)
Change in fair value of derivative instruments	4,670	4,775
Loss from investments in unconsolidated joint ventures, net of operating distributions	7,688	5,611
Other non-cash amounts included in net income	2,108	4,675
Changes in operating assets and liabilities:
Other assets, net	(22,801)	(7,419)
Accounts payable and accrued expenses	65,959	50,063
Resident security deposits	1,456	6,246
Other liabilities	5,936	(11,262)
Net cash provided by operating activities	598,741	552,057

Investing Activities:
Amounts deposited and held by others	(31,410)	(26,961)
Acquisition of single-family residential properties	(119,019)	(416,288)
Initial renovations to single-family residential properties	(9,500)	(72,797)
Other capital expenditures for single-family residential properties	(102,804)	(91,271)
Proceeds from sale of single-family residential properties	215,742	114,856
Repayment proceeds from retained debt securities	335	42,170
Investments in equity securities	(32,282)	(12,457)
Proceeds from sale of investments in equity securities	—	5,762
Investments in unconsolidated joint ventures	(250)	(121,588)
Non-operating distributions from unconsolidated joint ventures	5,687	1,642
Other investing activities	(18,484)	(3,752)
Net cash used in investing activities	(91,985)	(580,684)

Financing Activities:
Payment of dividends and dividend equivalents	(319,552)	(269,808)
Distributions to non-controlling interests	(1,346)	(1,495)
Payment of taxes related to net share settlement of RSUs	(8,127)	(12,850)
Payments on mortgage loans	(10,085)	(845,225)
Payments on secured term loan	(234)	—
Proceeds from unsecured notes	—	598,434
Proceeds from term loan facilities	—	150,000
Proceeds from revolving facility	—	130,000
Payments on revolving facility	—	(130,000)
Proceeds from issuance of common stock, net	—	98,367
Deferred financing costs paid	(453)	(13,046)
Other financing activities	(1,353)	(15,012)
Net cash used in financing activities	(341,150)	(310,635)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2023	2022
Change in cash, cash equivalents, and restricted cash	165,606	(339,262)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	453,927	818,858
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$619,533	$479,596

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$146,284	$130,112
Interest capitalized as investments in single-family residential properties, net	1,038	3,632
Cash paid for income taxes	26	1,107
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,103	3,075
Financing cash flows from finance leases	1,347	1,388

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,165	$7,938
Accrued residential property capital improvements at period end	5,991	11,714
Transfer of residential property, net to other assets, net for held for sale assets	78,423	44,274
Change in other comprehensive income from cash flow hedges	10,434	263,045
ROU assets obtained in exchange for operating lease liabilities	59	1,592
ROU assets obtained in exchange for finance lease liabilities	1,175	295
Net settlement of 2022 Convertible Notes in shares of common stock	—	141,219

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2023, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, and the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
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
Reclassifications
We reclassified $12,457 of investments in equity securities for the six months ended June 30, 2022 from other investing activities on the condensed consolidated statement of cash flows to a separate cash flow line item to conform to our current presentation. This reclassification had no effect on the total reported investing activities on the condensed consolidated statement of cash flows for the six months ended June 30, 2022.

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
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offer Rate (“LIBOR”) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024 (as extended by the FASB in December 2022). In certain cases, we have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. We have also elected to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation.
On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to the Secured Overnight Financing Rate (“SOFR”). While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility (as defined in Note 7) and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to SOFR. Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to SOFR from LIBOR. The related interest rate cap agreement was amended effective July 15, 2023 to transition to SOFR from LIBOR. As a result of these transactions, all of our debt and derivative instrument agreements are now indexed to SOFR. Please refer to Notes 7, 8, and 15 for additional information about these modifications.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2023	December 31, 2022
Land	$4,774,295	$4,800,110
Single-family residential property	15,307,933	15,228,631
Capital improvements	547,443	548,700
Equipment	123,545	123,494
Total gross investments in the properties	20,753,216	20,700,935
Less: accumulated depreciation	(3,963,575)	(3,670,561)
Investments in single-family residential properties, net	$16,789,641	$17,030,374

As of June 30, 2023 and December 31, 2022, the carrying amount of the residential properties above includes $130,508 and $129,341, respectively, of capitalized acquisition costs (excluding purchase price), along with $76,900 and $76,408, respectively, of capitalized interest, $30,464 and $30,435, respectively, of capitalized property taxes, $4,985 and $4,982, respectively, of capitalized insurance, and $3,631 and $3,627, respectively, of capitalized homeowners’ association (“HOA”) fees.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
During the three months ended June 30, 2023 and 2022, we recognized $163,022 and $156,433, respectively, of depreciation expense related to the components of the properties, and $2,737 and $2,139, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended June 30, 2023 and 2022, impairments totaling $81 and $36, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the six months ended June 30, 2023 and 2022, we recognized $325,106 and $310,073, respectively, of depreciation expense related to the components of the properties, and $5,326 and $4,295, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2023 and 2022, impairments totaling $259 and $137, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$414,292	$262,870
Restricted cash	205,241	191,057
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$619,533	$453,927
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The balances of our restricted cash accounts, as of June 30, 2023 and December 31, 2022, are set forth in the table below. As of June 30, 2023 and December 31, 2022, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	June 30, 2023	December 31, 2022
Resident security deposits	$177,557	$175,829
Collections	7,413	7,415
Property taxes	14,613	2,717
Letters of credit	2,670	2,109
Capital expenditures	2,297	2,297
Special and other reserves	691	690
Total	$205,241	$191,057
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of June 30, 2023 and December 31, 2022:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Pathway Property Company(1)	100.0%	439	340	$128,541	$131,542
2020 Rockpoint JV(1)	20.0%	2,609	2,610	66,801	70,103
FNMA(2)	10.0%	461	488	39,863	46,151
Pathway Operating Company(3)	15.0%	N/A	N/A	21,302	22,011
2022 Rockpoint JV(1)	16.7%	132	132	10,939	10,764
Total				$267,446	$280,571

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes within the Western United States.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of June 30, 2023, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.

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
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of June 30, 2023, we have funded $10,250 to the 2022 Rockpoint JV, and our remaining equity commitment is $39,750. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.
We recorded net losses from these investments for the three months ended June 30, 2023 and 2022, totaling $2,030 and $2,701, respectively, and for the six months ended June 30, 2023 and 2022, totaling $6,185 and $5,021, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended June 30, 2023 and 2022, we earned $3,448 and $2,759, respectively, and for the six months ended June 30, 2023 and 2022, we earned $6,823 and $4,870, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations.
Note 6—Other Assets
As of June 30, 2023 and December 31, 2022, the balances in other assets, net are as follows:

	June 30, 2023	December 31, 2022
Derivative instruments (Note 8)	$129,593	$119,193
Amounts deposited and held by others (Note 14)	129,119	97,709
Investments in debt securities, net	86,821	86,980
Rent and other receivables, net	58,607	54,091
Investments in equity securities	55,300	22,413
Prepaid expenses	53,757	41,972
Held for sale assets(1)	34,575	29,842
Corporate fixed assets, net	24,981	24,484
ROU lease assets — operating and finance, net	14,421	16,534
Deferred financing costs, net	4,433	5,850
Other	15,821	14,561
Total	$607,428	$513,629

(1)As of June 30, 2023 and December 31, 2022, 165 and 131 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,821, net of unamortized discounts of $1,408 as of June 30, 2023. These investments in debt securities are classified as held to maturity investments. As of June 30, 2023, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next six months to four years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended June 30, 2023 and 2022, rental revenues and other property income includes $37,063 and $34,078 of variable lease payments, respectively. For the six months ended June 30, 2023 and 2022, rental revenues and other property income includes $72,574 and $67,126 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of June 30, 2023 are as follows:

Year	Lease Payments to be Received
Remainder of 2023	$891,844
2024	636,451
2025	62,416
2026	—
2027	—
Thereafter	—
Total	$1,590,711
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of June 30, 2023 and December 31, 2022, the values of our investments in equity securities are as follows:

	June 30, 2023	December 31, 2022
Investments without a readily determinable fair value	$53,734	$21,500
Investments with a readily determinable fair value	1,566	913
Total	$55,300	$22,413

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of gains (losses) on investments in equity securities, net as of three and six months ended June 30, 2023 and 2022 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$—	$—	$—	$(1,452)
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	524	(172)	612	(1,752)
Total	$524	$(172)	$612	$(3,204)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$10,827	$3,594	$12,862	$3,672
Other liabilities (Note 14)	12,809	3,311	14,925	3,483
Weighted average remaining lease term	2.6 years	2.0 years	3.0 years	1.4 years
Weighted average discount rate	3.3%	3.7%	3.3%	4.0%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of June 30, 2023 and December 31, 2022, the unamortized balances of these deferred financing costs are $4,433 and $5,850, respectively.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2023 and December 31, 2022:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	June 30, 2023	December 31, 2022
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$991,586	$992,695
IH 2018-4(7)	November 7, 2018	January 9, 2024	January 9, 2026	6.45%	115-145 bps	652,229	661,029
Total Securitizations						1,643,815	1,653,724
Less: deferred financing costs, net						(7,310)	(7,929)
Total						$1,636,505	$1,645,795

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)Represents the maturity dates for all extension options that have been exercised for the mortgage loans.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. For IH 2018-4, the interest rate is based on the weighted average spread over LIBOR (or a comparable or successor rate as provided for in our loan agreement), plus applicable servicing fees; as of June 30, 2023, LIBOR was 5.22%. Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over SOFR adjusted for an 0.11% credit spread adjustment (see Note 15).
(5)Range of spreads is based on outstanding principal balances as of June 30, 2023.
(6)Net of unamortized discount of $1,408 and $1,584 as of June 30, 2023 and December 31, 2022, respectively.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2023 and December 31, 2022, a total of 10,646 and 10,712 homes, respectively, with a gross book value of $2,350,583 and $2,355,083, respectively, and a net book value of $1,818,644 and $1,859,614, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.

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
The retained certificates, net of discount, total $86,821 and $86,980 as of June 30, 2023 and December 31, 2022, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting, and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2023 and 2022, we made voluntary and mandatory prepayments of $10,085 and $845,225, respectively, under the terms of the mortgage loan agreements. For the six months ended June 30, 2022, prepayments included the full repayment of the 2018-2 and 2018-3 mortgage loans.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2023 and December 31, 2022:

	Maturity Date	Interest Rate(1)	June 30, 2023	December 31, 2022
Secured Term Loan	June 9, 2031	3.59%	$403,129	$403,363
Deferred financing costs, net			(1,723)	(1,833)
Secured Term Loan, net			$401,406	$401,530

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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Collateral
As of June 30, 2023 and December 31, 2022, the Secured Term Loan’s collateral pool contains 3,332 and 3,334 homes, respectively, with a gross book value of $820,740 and $813,543, respectively, and a net book value of $681,714 and $688,625, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of June 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. During the six months ended June 30, 2023, we made mandatory prepayments of $234 under the terms of the Secured Term Loan agreement. No such prepayments were made during the six months ended June 30, 2022.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our Unsecured Notes as of June 30, 2023 and December 31, 2022:

	Interest Rate(1)	June 30, 2023	December 31, 2022
Total Unsecured Notes, net(2)	2.00% — 4.15%	$2,538,693	$2,538,066
Deferred financing costs, net		(18,676)	(19,881)
Total		$2,520,017	$2,518,185

(1)Represents the range of contractual rates in place as of June 30, 2023.
(2)Net of unamortized discount of $11,307 and $11,934 as of June 30, 2023 and December 31, 2022. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
Debt Issuances
On April 5, 2022, in a public offering under our existing shelf registration statement, we issued $600,000 aggregate principal amount of 4.15% Senior Notes which mature on April 15, 2032. There were no Unsecured Notes issued during the six months ended June 30, 2023.
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
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of June 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.

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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility as of June 30, 2023 and December 31, 2022:

	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
2020 Term Loan Facility(1)(2)	January 31, 2025	6.24%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	6.48%	725,000	725,000
Total Term Loan Facilities			3,225,000	3,225,000
Less: deferred financing costs, net			(17,365)	(21,433)
Term Loan Facilities, net			$3,207,635	$3,203,567

Revolving Facility(1)(2)(4)	January 31, 2025	6.13%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on SOFR adjusted for a 0.10% credit spread adjustment (“Adjusted SOFR”), plus an applicable margin. As of June 30, 2023, the applicable margins were 1.00% and 0.89%, respectively, and Adjusted SOFR was 5.24%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on SOFR adjusted for a 0.10% credit spread adjustment (Adjusted SOFR), plus the applicable margin. As of June 30, 2023, the applicable margin was 1.24%, and Adjusted SOFR was 5.24%.
(4)On July 17, 2023, we drew $150,000 on our Revolving Facility (see Note 15).
Interest Rate and Fees
As a result of the April 18, 2023 amendment to the Credit Facility, borrowings thereunder bear interest, at our option, at a rate equal to (a) a Term SOFR rate determined by reference to the forward-looking SOFR rate published by Reuters (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing plus 0.10% credit spread adjustment or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, (3) the Term SOFR rate that would be payable on such day for a Term SOFR rate loan with a one month interest period plus 1.00%, and (4) 1.00%.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Prior to the April 18, 2023 amendment to the Credit Facility, borrowings thereunder bore interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%.
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
The margins for the Term Loan Facilities and the Revolving Facility as of June 30, 2023 are as follows:

	Base Rate Loans			Adjusted SOFR Rate Loans
2020 Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%
2022 Term Loan Facility	0.15%	—	1.20%	1.15%	—	2.20%
Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%
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
Prepayments and Amortization
No principal reductions are required under the Credit Facility or the 2022 Term Loan Facility. We are permitted to voluntarily repay amounts outstanding under the 2020 Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to Term SOFR loans. We are also permitted to voluntarily repay amounts outstanding under the 2022 Term Loan Facility (a) on or prior to the first anniversary of the closing subject to a 2.0% prepayment fee, (b) on or prior to the second anniversary of the closing subject to a 1.0% prepayment fee, and (c) at any time thereafter without premium or penalty. Once repaid, no further borrowings will be permitted under the Term Loan Facilities.
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
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse. If at any time we do not have an Investment Grade Rating (defined below), we will also be required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder. As of June 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility and the 2022 Term Loan Facility.

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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2023:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)	Total
2023	$—	$—	$—	$—	$—	$—
2024	652,229	—	—	—	—	652,229
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
2027	992,994	—	—	—	—	992,994
Thereafter	—	403,129	2,550,000	725,000	—	3,678,129
Total	1,645,223	403,129	2,550,000	3,225,000	—	7,823,352
Less: deferred financing costs, net	(7,310)	(1,723)	(18,676)	(17,365)	—	(45,074)
Less: unamortized debt discount	(1,408)	—	(11,307)	—	—	(12,715)
Total	$1,636,505	$401,406	$2,520,017	$3,207,635	$—	$7,765,563

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of June 30, 2023. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Each of our swap agreements is designated for hedge accounting purposes and is currently indexed to one month SOFR. On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to SOFR. While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to SOFR. See Note 2 for additional information about reference rate reform and our transition from LIBOR. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
The table below summarizes our interest rate swap instruments as of June 30, 2023:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 18, 2023	March 31, 2023	January 31, 2025	2.80%	One month SOFR	$400,000
April 18, 2023	March 31, 2023	November 30, 2024	2.83%	One month SOFR	400,000
April 18, 2023	April 15, 2023	November 30, 2024	2.78%	One month SOFR	400,000
April 18, 2023	April 15, 2023	February 28, 2025	2.79%	One month SOFR	400,000
April 18, 2023	April 15, 2023	June 9, 2025	2.94%	One month SOFR	325,000
April 18, 2023	April 15, 2023	June 9, 2025	2.95%	One month SOFR	595,000
April 18, 2023	April 15, 2023	July 9, 2025	2.83%	One month SOFR	1,100,000
April 18, 2023	April 15, 2023	July 31, 2025	3.08%	One month SOFR	200,000
March 22, 2023	July 9, 2025	May 31, 2029	2.99%	One month SOFR	300,000

During the six months ended June 30, 2022, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292 in connection with these terminations. There were no such terminations during the six months ended June 30, 2023.
During the six months ended June 30, 2023 and 2022, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $79,922 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. As of June 30, 2023, our remaining interest rate cap agreement is indexed to one month LIBOR. In connection with the amendment of IH 2018-4 (see Notes 7 and 15), the related interest rate cap was amended to transition from a LIBOR-based index to a SOFR-based index effective July 15, 2023.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
To the extent that the maturity date of a mortgage loan is extended through an exercise of one or more extension options, a replacement or extension interest rate cap agreement must be executed with terms similar to those associated with the initial interest rate cap agreement and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreement, including all of our rights to payments owed by the counterparties and all other rights, has been pledged as additional collateral for the mortgage loan. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. As of June 30, 2023, the remaining interest rate cap has a strike price of 8.46%.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2023	December 31, 2022	Balance Sheet Location	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$129,592	$119,157	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1	36	Other liabilities	—	—
Total		$129,593	$119,193		$—	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2023 and December 31, 2022:

	June 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$129,593	$—	$129,593	$—	$—	$129,593
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

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
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022		2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$64,763	$37,474	Interest expense	$17,961	$(23,018)	$78,625	$74,840

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended June 30,
		2023	2022
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$55	$55

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022		2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$46,008	$213,539	Interest expense	$30,942	$(54,246)	$156,672	$149,229

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Six Months Ended June 30,
		2023	2022
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$40	$35
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of June 30, 2023, we were not in a net liability position with any of our derivative counterparties.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 9—Stockholders' Equity
As of June 30, 2023, we have issued 611,956,170 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of June 30, 2023, 1,869,483 outstanding OP Units are redeemable.
During the three and six months ended June 30, 2023, we issued 92,390 and 544,788 shares of common stock, respectively. During the three and six months ended June 30, 2022, we issued 515,448 and 9,314,471 shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and six months ended June 30, 2022, we sold 360,154 and 2,438,927 shares of our common stock under our 2021 ATM Equity Program, respectively, generating net proceeds of $14,408 and $98,367, respectively, after giving effect to Agent commissions and other costs totaling $320 and $1,633, respectively. We did not sell any shares of common stock under the 2021 ATM Equity Program during the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
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
The following table summarizes our dividends declared from January 1, 2022 through June 30, 2023:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q2-2023	May 10, 2023	$0.26	May 26, 2023	$159,493
Q1-2023	February 14, 2023	0.26	February 28, 2023	158,453
Q4-2022	November 8, 2022	0.22	November 23, 2022	135,654
Q3-2022	August 9, 2022	0.22	August 26, 2022	135,042
Q2-2022	May 10, 2022	0.22	May 27, 2022	134,744
Q1-2022	February 14, 2022	0.22	February 28, 2022	134,240
On July 18, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on August 8, 2023, which is payable on August 25, 2023 (see Note 15).
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
Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2023.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the six months ended June 30, 2023, we granted 767,228 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the six months ended June 30, 2023, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 188,001 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Award Activity
•Director Awards: During the six months ended June 30, 2023, we granted 50,895 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2024 annual stockholders meeting, subject to continued service on the board of directors through such date.
•Modifications: On February 1, 2023, the vesting conditions of certain outstanding equity awards with a pre-modification aggregate fair value of $3,741 were modified resulting, in an incremental $309 of share-based compensation expense over the remaining service period. During the six months ended June 30, 2023, $1,941 of previously recognized share-based compensation expense with respect to these awards was reversed, and we began amortizing the modified fair value over the remaining service period.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, 25% vested on March 31, 2023, and the remaining 25% will vest on March 31, 2024, subject to continued employment. The estimated fair value of 2019 Outperformance Awards that fully vested during the six months ended June 30, 2023 was an aggregate $3,136. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
“Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date will be calculated consistent with the award terms. To the extent performance through the Interim Measurement Date would result in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amounts will be guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. As of June 30, 2023, 2022 Outperformance Awards with an approximate aggregate $17,600 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the six months ended June 30, 2023:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2022	509,872	$34.54	1,211,571	$32.08	1,721,443	$32.81
Granted	291,864	30.93	714,260	30.46	1,006,124	30.60
Vested(2)	(218,670)	(33.06)	(505,933)	(31.54)	(724,603)	(32.00)
Forfeited / canceled	(15,748)	(33.78)	(50,810)	(31.76)	(66,558)	(32.24)
Balance, June 30, 2023	567,318	$33.27	1,369,088	$31.44	1,936,406	$31.98

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the six months ended June 30, 2023 was $23,132. During the six months ended June 30, 2023, 3,768 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the six months ended June 30, 2023:

For the Six Months Ended June 30, 2023
Expected volatility(1)	20.5% — 30.0%
Risk-free rate	4.31% — 4.62%
Expected holding period (years)	1.00 — 2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2023 and 2022, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$4,624	$6,195	$9,162	$11,415
Property management expense	1,442	1,794	3,402	3,220
Total	$6,066	$7,989	$12,564	$14,635
As of June 30, 2023, there is $44,173 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.93 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of June 30, 2023 and December 31, 2022, refer to Note 6.
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,821	$84,104	$86,980	$84,992

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$2,238,693	$1,846,709	$2,238,066	$1,798,658
Mortgage loans(3)	Level 2	1,643,815	1,568,291	1,653,724	1,588,550
Unsecured Notes — private placement(4)	Level 2	300,000	235,396	300,000	228,726
Secured Term Loan(5)	Level 3	403,129	362,597	403,363	356,557
Term Loan Facilities(6)	Level 3	3,225,000	3,229,918	3,225,000	3,233,677

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $11,307 and $11,934 of unamortized discount and excludes $17,413 and $18,534 of deferred financing costs as of June 30, 2023 and December 31, 2022, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
(3)The carrying values of the mortgage loans are shown net of discount and exclude $7,310 and $7,929 of deferred financing costs as of June 30, 2023 and December 31, 2022, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,263 and $1,347 of deferred financing costs as of June 30, 2023 and December 31, 2022, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,723 and $1,833 of deferred financing costs as of June 30, 2023 and December 31, 2022, respectively.
(6)The carrying values of the Term Loan Facilities exclude $17,365 and $21,433 of deferred financing costs as of June 30, 2023 and December 31, 2022, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of June 30, 2023:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$362,597	Discounted Cash Flow	Effective Rate	5.13%
Term Loan Facilities	3,229,918	Discounted Cash Flow	Effective Rate	4.72%	—	6.77%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$349	$213	$1,039	$736
Total impairments	(81)	(36)	(259)	(137)
Fair value	$268	$177	$780	$599
We did not record any impairments for our investments in single-family residential properties, net held for use during the three and six months ended June 30, 2023 and 2022. For additional information related to our single-family residential properties as of June 30, 2023 and December 31, 2022, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$137,698	$110,815	$257,769	$203,210

Denominator:
Weighted average common shares outstanding — basic	611,954,347	610,331,643	611,772,406	608,381,768
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,362,152	1,288,832	1,168,993	1,393,502
Weighted average common shares outstanding — diluted	613,316,499	611,620,475	612,941,399	609,775,270

Net income per common share — basic	$0.23	$0.18	$0.42	$0.33
Net income per common share — diluted	$0.22	$0.18	$0.42	$0.33
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, 206 and 31,881 incremental shares attributed to non-vested share-based awards are excluded from the denominator for the three and six months ended June 30, 2022. There were no such incremental shares for the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2023 and 2022, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
The outstanding balance of the 2022 Convertible Notes was settled in January 2022. As such, they had no effect on potential dilution for the three months ended June 30, 2022. For the six months ended June 30, 2022, using the “if-converted” method, 584,966 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator was required for interest expense related to the 2022 Convertible Notes for the three and six months ended June 30, 2023 and 2022. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of June 30, 2023 and December 31, 2022, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to state and local income taxes or Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $16 of current income tax expense for each of the three and six months ended June 30, 2023, and resulted in $83 and $162 of current income tax expense for the three and six months ended June 30, 2022, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of June 30, 2023, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2023	$2,250	$1,470
2024	4,544	1,156
2025	3,157	365
2026	1,927	332
2027	1,264	151
Thereafter	429	—
Total lease payments	13,571	3,474
Less: imputed interest	(762)	(163)
Total lease liability	$12,809	$3,311
The components of lease expense for the three and six months ended June 30, 2023 and 2022 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost:
Fixed lease cost	$828	$831	$1,721	$1,666
Variable lease cost	404	377	730	749
Total operating lease cost	$1,232	$1,208	$2,451	$2,415

Finance lease cost:
Amortization of ROU assets	$672	$695	$1,294	$1,380
Interest on lease liabilities	85	59	141	127
Total finance lease cost	$757	$754	$1,435	$1,507

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,249 homes over the next seven years. Estimated remaining commitments under these agreements total approximately $750,000 as of June 30, 2023.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2023, there are no material contingent liabilities related to uninsured losses with respect to our properties except as described below.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Hurricane-Related Losses
During the third and fourth quarters of 2022, Hurricanes Ian and Nicole damaged certain of our properties in Florida and the Carolinas. As of June 30, 2023, we have recorded $4,500 of receivables for the portion of the hurricane related damages we believe will be recoverable through our property and casualty insurance policies which provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits. Additionally, as of June 30, 2023, the accounts payable and accrued expenses balance in our condensed consolidated balance sheet includes a $2,500 accrual representing our estimate for expenditures required to complete repairs.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2023, for potential recognition or disclosure.
Acquisition of Single-family Residential Properties
On July 18, 2023, we acquired 1,849 of a 1,864 home portfolio of single-family residential properties. The portfolio has an aggregate purchase price of approximately $645,000, which we funded primarily with cash on hand and proceeds from a $150,000 draw on our Revolving Facility.
SOFR Conversion
Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to a SOFR-based index from a LIBOR-based index. The related interest rate cap agreement was amended effective July 15, 2023 to transition to a SOFR-based index from a LIBOR-based index. These modifications are not expected to have a material impact on our condensed consolidated financial statements.
Dividend Declaration
On July 18, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on August 8, 2023, which is payable on August 25, 2023.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. With over 80,000 homes for lease in 16 markets across the country as of June 30, 2023, we are meeting the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Impact of Macroeconomic Trends
Overall unfavorable global and United States economic conditions (including inflation and rising interest rates), uncertainty in financial markets (including as a result of recent bank failures and events affecting financial institutions), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and rising interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. For example, we have experienced and continue to expect higher levels of bad debt expense compared to pre-COVID averages, as it continues to take longer to address residents who are not current with their rent.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2023 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,684	96.7%	$2,935	$1.73	11.3%
Northern California	4,386	97.0%	2,624	1.67	6.1%
Seattle	4,060	97.9%	2,760	1.43	6.0%
Phoenix	8,889	97.5%	1,965	1.17	9.5%
Las Vegas	3,167	96.1%	2,146	1.09	3.6%
Denver	2,615	97.4%	2,451	1.33	3.5%
Western United States Subtotal	30,801	97.1%	2,465	1.41	40.0%

Florida:
South Florida	8,386	97.4%	2,834	1.52	12.5%
Tampa	8,695	96.9%	2,184	1.17	10.2%
Orlando	6,536	97.2%	2,131	1.14	7.5%
Jacksonville	1,928	97.1%	2,104	1.06	2.2%
Florida Subtotal	25,545	97.2%	2,379	1.27	32.4%

Southeast United States:
Atlanta	12,619	96.3%	1,925	0.93	12.6%
Carolinas	5,348	97.5%	1,957	0.92	5.5%
Southeast United States Subtotal	17,967	96.6%	1,935	0.93	18.1%

Texas:
Houston	2,075	96.1%	1,814	0.93	2.0%
Dallas	2,849	96.0%	2,159	1.05	3.3%
Texas Subtotal	4,924	96.0%	2,013	1.00	5.3%

Midwest United States:
Chicago	2,508	97.6%	2,269	1.41	2.9%
Minneapolis	1,092	96.7%	2,226	1.13	1.3%
Midwest United States Subtotal	3,600	97.3%	2,256	1.32	4.2%

Total / Average	82,837	97.0%	$2,288	$1.22	100.0%
Same Store Total / Average	76,593	97.6%	$2,285	$1.22	92.7%

(1)As of June 30, 2023.
(2)Represents average occupancy for the three months ended June 30, 2023.
(3)Represents average monthly rent for the three months ended June 30, 2023.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2023.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.4% of our rental revenues and other property income during the three months ended June 30, 2023. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Financing Arrangements: Financing arrangements directly impact our interest expense, our various debt instruments, and our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants and other terms and conditions, including variable interest rates in some cases, that are impacted by market conditions. Current macroeconomic conditions may continue to negatively affect volatility, availability of funds, and transaction costs (including interest rates) within financial markets. These factors may also negatively affect our ability to access financial markets as well as our business, results of operations, and financial condition. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
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

Results of Operations
Portfolio Information
As of June 30, 2023 and 2022, we owned 82,837 and 83,093 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2023 and 2022, we acquired 188 and 511 homes, respectively, and sold 361 and 176 homes, respectively. During the three months ended June 30, 2023 and 2022, we owned an average of 82,925 and 82,877 single-family rental homes, respectively. During the six months ended June 30, 2023 and 2022, we acquired 369 and 1,029 homes, respectively, and sold 645 and 317 homes, respectively. During the six months ended June 30, 2023 and 2022, we owned an average of 82,994 and 82,726 single-family rental homes, respectively.
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
As of June 30, 2023, our Same Store portfolio consisted of 76,593 single-family rental homes.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenues:
Rental revenues and other property income	$596,924	$554,541	$42,383	7.6%
Management fee revenues	3,448	2,759	689	25.0%
Total revenues	600,372	557,300	43,072	7.7%

Expenses:
Property operating and maintenance	213,808	190,680	23,128	12.1%
Property management expense	23,580	21,814	1,766	8.1%
General and administrative	19,791	19,342	449	2.3%
Interest expense	78,625	74,840	3,785	5.1%
Depreciation and amortization	165,759	158,572	7,187	4.5%
Impairment and other	1,868	1,355	513	37.9%
Total expenses	503,431	466,603	36,828	7.9%

Gains (losses) on investments in equity securities, net	524	(172)	696	404.7%
Other, net	(3,941)	(3,827)	(114)	(3.0)%
Gain on sale of property, net of tax	46,788	27,508	19,280	70.1%
Losses from investments in unconsolidated joint ventures	(2,030)	(2,701)	671	24.8%

Net income	$138,282	$111,505	$26,777	24.0%
Revenues
For the three months ended June 30, 2023 and 2022, total revenues were $600.4 million and $557.3 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended June 30, 2023 and 2022, total portfolio rental revenues and other property income totaled $596.9 million and $554.5 million, respectively, an increase of 7.6%, driven by an increase in average monthly rent per occupied home and an 80 bps increase in occupancy.

Average occupancy for the three months ended June 30, 2023 and 2022 for the total portfolio was 97.0% and 96.2%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2023 and 2022 was $2,288 and $2,132, respectively, a 7.3% increase. For our Same Store portfolio, average occupancy was 97.6% and 98.0% for the three months ended June 30, 2023 and 2022, respectively, and average monthly rent per occupied home for the three months ended June 30, 2023 and 2022 was $2,285 and $2,127, respectively, a 7.4% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2023 and 2022 was 26.5% and 23.6%, respectively. For the Same Store portfolio, an average home remained unoccupied for 33 and 32 days between residents for the three months ended June 30, 2023 and 2022, respectively. The increase in annualized turnover rate and days to re-resident resulted in an overall decrease in average occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 6.8% and 10.2% for the three months ended June 30, 2023 and 2022, respectively, and new lease net effective rental rate growth for the total portfolio averaged 6.8% and 16.3% for the three months ended June 30, 2023 and 2022, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 6.9% and 10.2% for the three months ended June 30, 2023 and 2022, respectively, and new lease net effective rental rate growth averaged 7.3% and 16.2% for the three months ended June 30, 2023 and 2022, respectively.
Other property income for the three months ended June 30, 2023 increased compared to June 30, 2022, primarily due to enhanced ancillary revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the three months ended June 30, 2023 and 2022, management fee revenues totaled $3.4 million and $2.8 million, respectively. These fees increased as a result of an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the three months ended June 30, 2023 and 2022, total expenses were $503.4 million and $466.6 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended June 30, 2023, property operating and maintenance expense increased to $213.8 million from $190.7 million for the three months ended June 30, 2022. The increase in property operating and maintenance expense was due to increases in property taxes, utilities, turnover expense, and property administrative costs resulting in the overall 12.1% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $43.4 million from $41.2 million for the three months ended June 30, 2023 and 2022, respectively primarily due to increased personnel costs related to property management.
Interest expense increased to $78.6 million for the three months ended June 30, 2023 from $74.8 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to a 7 bps increase in our weighted average interest rate at each period end and a $2.0 million reduction in capitalized interest during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Depreciation and amortization expense increased to $165.8 million for the three months ended June 30, 2023 from $158.6 million for the three months ended June 30, 2022 due to an increase in cumulative capital expenditures during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Impairment and other expenses were $1.9 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023, impairment and other expenses were comprised of $1.8 million of net casualty losses and $0.1 million of impairment losses on our single-family residential properties. During the three months ended June 30, 2022, impairment and other expenses were comprised primarily of net casualty losses.

Gains (Losses) on Investments in Equity Securities, net
For the three months ended June 30, 2023 and 2022, gains (losses) on investments in equity securities, net was comprised of net unrealized gains (losses) from marking investments still held at period end to market.
Other, net
Other, net was $3.9 million for the three months ended June 30, 2023 was comparable to $3.8 million for the three months ended June 30, 2022.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $46.8 million and $27.5 million for the three months ended June 30, 2023 and 2022, respectively. An increase in the number of homes sold from 176 for the three months ended June 30, 2022 to 361 for the three months ended June 30, 2023 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $2.0 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in loss is primarily driven by increased operating profits due to an increase in the number of homes within our joint venture investments between periods.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,183,439	$1,084,740	$98,699	9.1%
Management fee revenues	6,823	4,870	1,953	40.1%
Total revenues	1,190,262	1,089,610	100,652	9.2%

Expenses:
Property operating and maintenance	422,305	372,949	49,356	13.2%
Property management expense	47,164	42,781	4,383	10.2%
General and administrative	37,243	36,981	262	0.7%
Interest expense	156,672	149,229	7,443	5.0%
Depreciation and amortization	330,432	314,368	16,064	5.1%
Impairment and other	3,031	2,870	161	5.6%
Total expenses	996,847	919,178	77,669	8.4%

Gains (losses) on investments in equity securities, net	612	(3,204)	3,816	119.1%
Other, net	(5,435)	(3,233)	(2,202)	(68.1)%
Gain on sale of property, net of tax	76,459	45,534	30,925	67.9%
Losses from investments in unconsolidated joint ventures	(6,185)	(5,021)	(1,164)	(23.2)%

Net income	$258,866	$204,508	$54,358	26.6%
Revenues
For the six months ended June 30, 2023 and 2022, total revenues were $1,190.3 million and $1,089.6 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the six months ended June 30, 2023 and 2022, total portfolio rental revenues and other property income totaled $1,183.4 million and $1,084.7 million, respectively, an increase of 9.1%, driven by an increase in average monthly rent per occupied home, a 110 bps increase in occupancy, and a 268 home increase between periods in the average number of homes owned.
Average occupancy for the six months ended June 30, 2023 and 2022 for the total portfolio was 97.1% and 96.0%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2023 and 2022 was $2,274 and $2,105, respectively, an 8.0% increase. For our Same Store portfolio, average occupancy was 97.7% and 98.1% for the six months ended June 30, 2023 and 2022, respectively, and average monthly rent per occupied home for the six months ended June 30, 2023 and 2022 was $2,269 and $2,102, respectively, an 7.9% increase.
The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2023 and 2022 was 23.4% and 21.2%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 36 and 34 days between residents for the six months ended June 30, 2023 and 2022, respectively. The increases in annualized turnover and days to re-resident resulted in an overall decrease in average occupancy on a year over year basis.
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

Renewal lease net effective rental rate growth for the total portfolio averaged 7.3% and 9.9% for the six months ended June 30, 2023 and 2022, respectively, and new lease net effective rental rate growth for the total portfolio averaged 6.1% and 15.6% for the six months ended June 30, 2023 and 2022, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 7.4% and 9.9% for the six months ended June 30, 2023 and 2022, respectively, and new lease net effective rental rate growth averaged 6.5% and 15.5% for the six months ended June 30, 2023 and 2022, respectively.
Other property income for the six months ended June 30, 2023 increased compared to June 30, 2022, primarily due to enhanced ancillary revenue programs and increased utility bill backs as new leases are entered into, among other things.
For the six months ended June 30, 2023 and 2022, management fee revenues totaled $6.8 million and $4.9 million, respectively. These fees increased as a result of an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the six months ended June 30, 2023 and 2022, total expenses were $996.8 million and $919.2 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the six months ended June 30, 2023, property operating and maintenance expense increased to $422.3 million from $372.9 million for the six months ended June 30, 2022. In addition to a 268 home increase between periods in the average number of homes owned, increases in property taxes, utilities, turnover expense, and property administrative costs resulted in the overall 13.2% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $84.4 million from $79.8 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to increased personnel costs related to property management.
Interest expense increased to $156.7 million for the six months ended June 30, 2023 from $149.2 million for the six months ended June 30, 2022. The increase in interest expense was primarily due to a 7 bps increase in our weighted average interest rate at each period end and a $2.6 million reduction in capitalized interest during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Depreciation and amortization expense increased to $330.4 million for the six months ended June 30, 2023 from $314.4 million for the six months ended June 30, 2022 due to an increase in cumulative capital expenditures and an increase in the average number of homes owned during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Impairment and other expenses were $3.0 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, impairment and other expenses were comprised of $2.7 million of net casualty losses and $0.3 million of impairment losses on our single-family residential properties. During the six months ended June 30, 2022, impairment and other expenses were comprised of net casualty losses of $2.7 million and impairment losses of $0.1 million on our single-family residential properties.
Gains (losses) on Investments in Equity Securities, net
For the six months ended June 30, 2023, gain on investments in equity securities, net of $0.6 million was comprised of net unrealized gains recognized since December 31, 2022 on investments held as of June 30, 2023. For the six months ended June 30, 2022, losses on investments in equity securities, net of $3.2 million was comprised of $6.5 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market, partially offset by a $3.3 million gain from the sale of equity securities compared to the actual amount originally invested.
Other, net
Other, net increased to $5.4 million for the six months ended June 30, 2023 from $3.2 million for the six months ended June 30, 2022, primarily due to increases in administrative costs between those periods, partially offset by an increase in interest income on cash balances.

Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $76.5 million and $45.5 million for the six months ended June 30, 2023 and 2022, respectively. An increase in the number of homes sold from 317 for the six months ended June 30, 2022 to 645 for the six months ended June 30, 2023 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $6.2 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in loss is primarily driven by $2.5 million of non-cash decreases in the fair value of underlying derivative instruments for certain of the joint ventures during the six months ended June 30, 2023, partially offset by increased operating profits due to an increase in the number of homes within our joint venture investments.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2023 and December 31, 2022 include unrestricted cash and cash equivalents of $414.3 million and $262.9 million, respectively, a 57.6% increase primarily due to cash flows from operations that exceeded investing and financing costs during the six months ended June 30, 2023.
As of June 30, 2023, our $1,000.0 million revolving facility (the “Revolving Facility”) remains undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.
Acquisition of Single-family Residential Properties
On July 18, 2023, we acquired 1,849 of a 1,864 home portfolio of single-family residential properties. The portfolio has an aggregate purchase price of approximately $645.0 million, which we funded primarily with cash on hand and proceeds from a $150.0 million draw on our Revolving Facility.
SOFR Transition
On April 18, 2023, we amended the 2020 Term Loan and Revolving Facilities (the “Credit Facility”) to convert the applicable interest rate from a London Interbank Offered Rate-based (“LIBOR”) index to a Secured Overnight Financing Rate-based (“SOFR”) index and converted the variable rate on our interest rate swap agreements from a LIBOR-based index to a SOFR-based index.
Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to a SOFR-based index from a LIBOR-based index. The related interest rate cap agreement was amended effective July 15, 2023 to transition to a SOFR-based index from a LIBOR-based index. These modifications are not expected to have a material impact on our condensed consolidated financial statements.
These transactions complete the conversion of all LIBOR-based agreements to SOFR.
Other
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of June 30, 2023 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$992,994	$937,495	4.23%	3.9	$—
IH 2018-4(5)	652,229	619,499	L + 123 bps	2.5	652,229
Secured Term Loan(6)	403,129	403,129	3.59%	7.9	—
Total secured(7)	2,048,352	$1,960,123	4.08%	4.3	652,229

Unsecured:
2020 Term Loan Facility(8)	$2,500,000		S + 100 bps	2.6	$2,500,000
2022 Term Loan Facility(8)	725,000		S + 124 bps	6.0	—
Revolving Facility(8)	—		S + 89 bps	2.6	—
Unsecured Notes — May 2028	150,000		2.46%	4.9	—
Unsecured Notes — November 2028	600,000		2.30%	5.4	—
Unsecured Notes — August 2031	650,000		2.00%	8.1	—
Unsecured Notes — April 2032	600,000		4.15%	8.8	—
Unsecured Notes — January 2034	400,000		2.70%	10.6	—
Unsecured Notes — May 2036	150,000		3.18%	12.9	—
Total unsecured(7)	5,775,000		3.49%	5.5	2,500,000

Total debt(7)	7,823,352		3.65%	5.2	$3,152,229
Unamortized discounts	(12,715)
Deferred financing costs, net	(45,074)
Total debt per balance sheet	7,765,563
Retained certificates	(88,229)
Cash and restricted cash, excluding security deposits and letters of credit	(439,306)
Deferred financing costs, net	45,074
Unamortized discounts	12,715
Net debt	$7,295,817

(1)For detailed information about and definition of each of our financing arrangements see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part I. Item 1. “Financial Statements — Note 8 of Notes to Condensed Consolidated Financial Statements.”
(2)Variable interest rate loans are either LIBOR-based (“L” in the table above) or SOFR-based, including any adjustments provided for in the terms of the underlying agreement (“Adjusted SOFR”), reflected as “S” in the table above.
(3)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(5)Interest rate is based on the weighted average spread over LIBOR, or a comparable or successor rate as provided for in our loan agreement, plus applicable servicing fees; as of June 30, 2023, LIBOR was 5.22%. Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over SOFR adjusted for an 0.11% credit spread adjustment.

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
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on June 30, 2023, LIBOR of 5.22% or Adjusted SOFR of 5.24% (inclusive of a 0.10% credit spread adjustment), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(8)Interest rate is based on Adjusted SOFR plus the applicable margin. As of June 30, 2023, Adjusted SOFR was 5.24%.

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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had undrawn balances of $1,000.0 million as of June 30, 2023.
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

Cash Flows
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$598,741	$552,057	$46,684	8.5%
Net cash used in investing activities	(91,985)	(580,684)	488,699	84.2%
Net cash used in financing activities	(341,150)	(310,635)	(30,515)	(9.8)%
Change in cash, cash equivalents, and restricted cash	$165,606	$(339,262)	$504,868	148.8%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $598.7 million and $552.1 million for the six months ended June 30, 2023 and 2022, respectively, an increase of 8.5%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including a $51.3 million increase in total revenues net of property operating and maintenance expense from period to period.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $92.0 million and $580.7 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $488.7 million. The decrease in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the six months ended June 30, 2023 compared to the six months ended June 30, 2022: (1) a decrease in cash used for the acquisition of homes; (2) a decrease in cash used for investments in joint ventures; (3) an increase in cash from the proceeds from sale of single-family homes; and (4) a decrease in cash used for initial renovations of homes. Acquisition spend decreased by $297.3 million from period to period due to a decrease in the number of homes acquired from 1,029 during the six months ended June 30, 2022 to 369 homes acquired during the six months ended June 30, 2023. Cash invested in joint ventures decreased $121.3 million due to reduced acquisition activity in existing joint ventures during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Proceeds from the sale of single-family homes increased $100.9 million due to an increase in the number of homes sold from 317 during the six months ended June 30, 2022 to 645 homes sold during the six months ended June 30, 2023. Renovation spend decreased by $63.3 million due to a decrease in the number of homes acquired resulting in fewer renovations being completed during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Financing Activities
Net cash used in financing activities was $341.2 million and $310.6 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we made $320.9 million of dividend and distribution payments funded by cash flows from operations. During the six months ended June 30, 2022, we made $271.3 million of dividend and distribution payments funded by cash flows from operations. During that same period, issuances and sales of stock under our 2021 ATM Equity Program generated $98.4 million of net proceeds which were used primarily for acquisitions. We also issued $598.4 million of unsecured notes and borrowed $150.0 million on a new term loan facility during the six months ended June 30, 2022. The proceeds from this financing activity along with cash from operations were used to repay $845.2 million of mortgage loans.

Contractual Obligations
Our contractual obligations as of June 30, 2023, consist of the following:

($ in thousands)	Total	2023(1)	2024-2025	2026-2027	Thereafter
Mortgage loans(2)(3)(4)(5)	$1,918,581	$42,476	$169,436	$1,706,669	$—
Secured Term Loan(2)(3)	518,025	7,232	28,967	28,927	452,899
Unsecured Notes(2)(3)	3,142,506	35,480	142,114	141,920	2,822,992
Term Loan Facilities(2)(3)(4)	3,920,030	103,758	412,213	2,608,711	795,348
Revolving Facility(2)(3)(4)(6)	5,255	1,022	4,061	172	—
Derivative instruments(5)(7)	(184,260)	(44,552)	(117,327)	(13,102)	(9,279)
Purchase commitments(8)	620,634	620,008	626	—	—
Operating leases	13,571	2,250	7,701	3,191	429
Finance leases	3,474	1,470	1,521	483	—
Total	$9,957,816	$769,144	$649,312	$4,476,971	$4,062,389

(1)Includes estimated payments for the remaining six months of 2023.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of June 30, 2023.
(3)Interest is calculated at rates in effect as of June 30, 2023, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of June 30, 2023, LIBOR was 5.22%, and SOFR was 5.14%.
(4)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(5)Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to a SOFR-based index from a LIBOR-based index. The related interest rate cap agreement was amended effective July 15, 2023 to transition to a SOFR-based index from a LIBOR-based index. The impact of these amendments is not material to the obligations noted in the table above.
(6)Includes the related unused commitment fee, as applicable.
(7)Includes payments (receipts) related to interest rate swap and interest rate cap obligations calculated using SOFR. As of June 30, 2023, SOFR was 5.14%.
(8)Represents commitments, net of previously funded deposits, to acquire 1,882 single-family rental homes through 2024, of which 1,849 were purchased on July 18, 2023 as part of a bulk acquisition.
The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 2,249 homes over the next seven years. Estimated remaining commitments under these agreements total approximately $750.0 million as of June 30, 2023.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of June 30, 2023, our remaining equity commitments to the joint ventures total $128.1 million.
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

On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to SOFR. While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to SOFR. Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to SOFR from LIBOR. The related interest rate cap agreement was amended effective July 15, 2023 to transition to SOFR from LIBOR. These transactions complete the conversion of all LIBOR-based agreements to SOFR.
Furthermore, we have continued to make the appropriate elections available within Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2022-04”) to ease the impact of transition from LIBOR to comparable or successor rates on hedge accounting. As more fully described in Part I. Item 1. “Financial Statements — Note 2 of Notes to Condensed Consolidated Financial Statements,” we have also elected to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes are made to applicable debt and derivative instruments. Specifically, in connection with the April 18, 2023 modifications, we elected to apply the optional expedients in ASU 2020-04 that enable us to consider the new swaps a continuation of the existing contracts and to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As a result, the transition from LIBOR for these financial instruments did not impact our hedge accounting or have a material impact on our condensed consolidated financial statements.
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

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2023.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$137,698	$110,815	$257,769	$203,210
Net income available to participating securities	166	148	337	368
Non-controlling interests	418	542	760	930
Interest expense	78,625	74,840	156,672	149,229
Interest expense in unconsolidated joint ventures	3,145	859	7,723	1,451
Depreciation and amortization	165,759	158,572	330,432	314,368
Depreciation and amortization of investments in unconsolidated joint ventures	2,521	1,114	4,996	1,752
EBITDA	388,332	346,890	758,689	671,308
Gain on sale of property, net of tax	(46,788)	(27,508)	(76,459)	(45,534)
Impairment on depreciated real estate investments	81	36	259	137
Net gain on sale of investments in unconsolidated joint ventures	(304)	(186)	(634)	(316)
EBITDAre	341,321	319,232	681,855	625,595
Share-based compensation expense(1)	6,066	7,989	12,564	14,635
Severance	371	189	524	207
Casualty losses, net (2)	1,797	1,319	2,785	2,733
(Gains) losses on investments in equity securities, net	(524)	172	(612)	3,204
Other, net(3)	3,941	3,827	5,435	3,233
Adjusted EBITDAre	$352,972	$332,728	$702,551	$649,607

(1)For the three months ended June 30, 2023 and 2022, $1,442 and $1,794 was recorded in property management expense, respectively, and $4,624 and $6,195 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2023 and 2022, $3,402 and $3,220 was recorded in property management expense, respectively, and $9,162 and $11,415 was recorded in general and administrative expense, respectively.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$137,698	$110,815	$257,769	$203,210
Net income available to participating securities	166	148	337	368
Non-controlling interests	418	542	760	930
Interest expense	78,625	74,840	156,672	149,229
Depreciation and amortization	165,759	158,572	330,432	314,368
Property management expense(1)	23,580	21,814	47,164	42,781
General and administrative(2)	19,791	19,342	37,243	36,981
Impairment and other	1,868	1,355	3,031	2,870
Gain on sale of property, net of tax	(46,788)	(27,508)	(76,459)	(45,534)
(Gains) losses on investments in equity securities, net	(524)	172	(612)	3,204
Other, net(3)	3,941	3,827	5,435	3,233
Management fee revenues	(3,448)	(2,759)	(6,823)	(4,870)
Losses from investments in unconsolidated joint ventures	2,030	2,701	6,185	5,021
NOI (total portfolio)	383,116	363,861	761,134	711,791
Non-Same Store NOI	(27,758)	(20,944)	(54,952)	(35,341)
NOI (Same Store portfolio)(4)	$355,358	$342,917	$706,182	$676,450

(1)Includes $1,442 and $1,794 of share-based compensation expense for the three months ended June 30, 2023 and 2022, respectively. Includes $3,402 and $3,220 of share-based compensation expense for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes $4,624 and $6,195 of share-based compensation expense for the three months ended June 30, 2023 and 2022, respectively. Includes $9,162 and $11,415 of share-based compensation expense for the six months ended June 30, 2023 and 2022, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 76,593 homes for the three and six months ended June 30, 2023.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022
Net income available to common stockholders	$137,698	$110,815	$257,769	$203,210
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	166	148	337	368
Non-controlling interests	418	542	760	930
Depreciation and amortization on real estate assets	163,022	156,433	325,106	310,073
Impairment on depreciated real estate investments	81	36	259	137
Net gain on sale of previously depreciated investments in real estate	(46,788)	(27,508)	(76,459)	(45,534)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	2,193	916	4,314	1,416
FFO	256,790	241,382	512,086	470,600
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	7,182	6,498	16,314	12,968
Share-based compensation expense(2)	6,066	7,989	12,564	14,635
Severance expense	371	189	524	207
Casualty losses, net(1)	1,797	1,319	2,785	2,733
(Gains) losses on investments in equity securities, net	(524)	172	(612)	3,204
Core FFO	271,682	257,549	543,661	504,347
Recurring capital expenditures(1)	(36,400)	(37,544)	(73,693)	(70,374)
Adjusted FFO	$235,282	$220,005	$469,968	$433,973

Net income available to common stockholders
Weighted average common shares outstanding — diluted(3)(4)(5)	613,316,499	611,620,475	612,941,399	609,775,270

Net income per common share — diluted(3)(4)(5)	$0.22	$0.18	$0.42	$0.33

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(3)(4)(5)	615,384,953	614,569,431	614,961,840	612,648,238

FFO per common share — diluted(3)(4)(5)	$0.42	$0.39	$0.83	$0.77
Core FFO per common share — diluted(3)(4)(5)	$0.44	$0.42	$0.88	$0.82
AFFO per common share — diluted(3)(4)(5)	$0.38	$0.36	$0.76	$0.71

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended June 30, 2023 and 2022, $1,442 and $1,794 was recorded in property management expense, respectively, and $4,624 and $6,195 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2023 and 2022, $3,402 and $3,220 was recorded in property management expense, respectively, and $9,162 and $11,415 was recorded in general and administrative expense, respectively.
(3)On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the three and six months ended June 30, 2023, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.

(4)Incremental shares attributed to non-vested share-based awards totaling 1,362,152 and 1,288,832 for the three months ended June 30, 2023 and 2022, respectively, and 1,168,993 and 1,393,502 for the six months ended June 30, 2023 and 2022, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,567,414 and 1,466,818 for the three months ended June 30, 2023 and 2022, respectively, and 1,388,105 and 1,611,200 for the six months ended June 30, 2023 and 2022, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(5)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,863,192 and 2,770,970 for the three months ended June 30, 2023 and 2022, respectively, and 1,801,329 and 2,655,270 for the six months ended June 30, 2023 and 2022, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of June 30, 2023, our $3,877.2 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $652.2 million and Term Loan Facilities of $3,225.0 million. As of June 30, 2023, we had effectively converted 98.5% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at one month LIBOR or Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in LIBOR and Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.6 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreement, and any LIBOR or SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and six months ended June 30, 2023.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(b) As disclosed in our Current Report on Form 8-K, filed on May 18, 2023, on May 17, 2023, in view of the SEC’s federal proxy rules requiring the use of universal proxy cards by management and stockholders in contested director elections, our board of directors approved the amendment and restatement of our bylaws (as amended and restated, the “Amended and Restated Bylaws”), effective immediately. Among other things, the Amended and Restated Bylaws enhance procedural mechanics and disclosure requirements for stockholder nominations of directors and proposals of other business made in connection with annual and special meetings of stockholders, including:
•to clarify that we will disregard proxies granted (and votes submitted) in favor of a nominee submitted by a stockholder that fails to comply with Rule 14a-19 under the Exchange Act or to timely deliver reasonable evidence of such compliance;
•to require proposed nominees and proposing stockholders to provide certain background information and representations to us, including a consent of the proposed nominee to serve on our board of directors if elected and an undertaking to notify us if the proposed nominee becomes unwilling or unable to serve on our board of directors;
•to clarify the procedural requirements relating to a stockholder’s ability to solicit proxies from other stockholders, including a requirement that a stockholder soliciting proxies use a proxy card color other than white; and
•to clarify that a stockholder may not nominate more individuals than there are directors to be elected and to prohibit the substitution or replacement of a proposed nominee following the expiration of the applicable deadline.
•The Amended and Restated Bylaws also make various updates to the provisions governing stockholder meetings and committees of the board of directors, in addition to various other conforming, administrative, and technical changes.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit number	Description

3.1	Charter of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).

3.2	Amended and Restated Bylaws of Invitation Homes Inc., dated as of May 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).

10.1
Amendment to Loan Agreement, dated as of June 23, 2023, among Wilmington Trust National Association, as Trustee for the Registered Holders of Invitation Homes 2018-SFR4 Single Family Rental Pass-Through Certificates, 2018-4 IH Borrower LP, and 2018-4 Equity Owner LLC, and 2018-4 IH Borrower GP. LLC.

10.2
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

31.1	Certificate of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certificate of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Invitation Homes Inc.

By:	/s/ Jonathan S. Olsen
Name: Jonathan S. Olsen
Title: Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: July 27, 2023

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 27, 2023