Form 10-Q
period 2023-09-30
Invitation Homes Inc.
filed 2023-10-26
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2023
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of October 24, 2023, there were 611,958,239 shares of common stock, par value $0.01 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation and rising interest rates), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,907,452	$4,800,110
Building and improvements	16,605,269	15,900,825
	21,512,721	20,700,935
Less: accumulated depreciation	(4,112,685)	(3,670,561)
Investments in single-family residential properties, net	17,400,036	17,030,374
Cash and cash equivalents	762,638	262,870
Restricted cash	217,253	191,057
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	258,030	280,571
Other assets, net	570,034	513,629
Total assets	$19,466,198	$18,536,708

Liabilities:
Mortgage loans, net	$1,631,973	$1,645,795
Secured term loan, net	401,460	401,530
Unsecured notes, net	3,304,082	2,518,185
Term loan facilities, net	3,209,725	3,203,567
Revolving facility	—	—
Accounts payable and accrued expenses	368,065	198,423
Resident security deposits	180,111	175,552
Other liabilities	101,236	70,025
Total liabilities	9,196,652	8,213,077
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 611,958,239 and 611,411,382 outstanding as of September 30, 2023 and December 31, 2022, respectively	6,120	6,114
Additional paid-in capital	11,149,732	11,138,463
Accumulated deficit	(1,039,782)	(951,220)
Accumulated other comprehensive income	119,728	97,985
Total stockholders' equity	10,235,798	10,291,342
Non-controlling interests	33,748	32,289
Total equity	10,269,546	10,323,631
Total liabilities and equity	$19,466,198	$18,536,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Rental revenues and other property income	$614,291	$565,391	$1,797,730	$1,650,131
Management fee revenues	3,404	3,284	10,227	8,154
Total revenues	617,695	568,675	1,807,957	1,658,285

Expenses:
Property operating and maintenance	229,488	203,787	651,793	576,736
Property management expense	23,399	22,385	70,563	65,166
General and administrative	22,714	20,123	59,957	57,104
Interest expense	86,736	76,454	243,408	225,683
Depreciation and amortization	170,696	160,428	501,128	474,796
Impairment and other	2,496	20,004	5,527	22,874
Total expenses	535,529	503,181	1,532,376	1,422,359

Gains (losses) on investments in equity securities, net	(499)	(796)	113	(4,000)
Other, net	(2,533)	(8,372)	(7,968)	(11,605)
Gain on sale of property, net of tax	57,989	23,952	134,448	69,486
Losses from investments in unconsolidated joint ventures	(4,902)	(849)	(11,087)	(5,870)

Net income	132,221	79,429	391,087	283,937
Net income attributable to non-controlling interests	(403)	(250)	(1,163)	(1,180)

Net income attributable to common stockholders	131,818	79,179	389,924	282,757
Net income available to participating securities	(181)	(147)	(518)	(515)

Net income available to common stockholders — basic and diluted (Note 12)	$131,637	$79,032	$389,406	$282,242

Weighted average common shares outstanding — basic	612,000,811	610,845,820	611,849,302	609,212,132
Weighted average common shares outstanding — diluted	613,580,042	612,647,588	613,155,041	610,741,723

Net income per common share — basic	$0.22	$0.13	$0.64	$0.46
Net income per common share — diluted	$0.21	$0.13	$0.64	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$132,221	$79,429	$391,087	$283,937

Other comprehensive income
Unrealized gains on interest rate swaps	27,845	102,940	73,853	316,479
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income	(21,081)	9,591	(52,023)	63,837
Other comprehensive income	6,764	112,531	21,830	380,316
Comprehensive income	138,985	191,960	412,917	664,253
Comprehensive income attributable to non-controlling interests	(423)	(677)	(1,250)	(2,739)

Comprehensive income attributable to common stockholders	$138,562	$191,283	$411,667	$661,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2023
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2023	611,956,170	$6,120	$11,141,829	$(1,011,060)	$112,984	$10,249,873	$32,835	$10,282,708
Capital distributions	—	—	—	—	—	—	(514)	(514)
Net income	—	—	—	131,818	—	131,818	403	132,221
Dividends and dividend equivalents declared ($0.26 per share)	—	—	—	(160,540)	—	(160,540)	—	(160,540)
Issuance of common stock — settlement of RSUs, net of tax	2,069	—	(22)	—	—	(22)	—	(22)
Share-based compensation expense	—	—	7,925	—	—	7,925	1,004	8,929
Total other comprehensive income	—	—	—	—	6,744	6,744	20	6,764
Balance as of September 30, 2023	611,958,239	$6,120	$11,149,732	$(1,039,782)	$119,728	$10,235,798	$33,748	$10,269,546

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	611,411,382	$6,114	$11,138,463	$(951,220)	$97,985	$10,291,342	$32,289	$10,323,631
Capital distributions	—	—	—	—	—	—	(1,860)	(1,860)
Net income	—	—	—	389,924	—	389,924	1,163	391,087
Dividends and dividend equivalents declared ($0.78 per share)	—	—	—	(478,486)	—	(478,486)	—	(478,486)
Issuance of common stock — settlement of RSUs, net of tax	546,857	6	(8,155)	—	—	(8,149)	—	(8,149)
Share-based compensation expense	—	—	19,424	—	—	19,424	2,069	21,493
Total other comprehensive income	—	—	—	—	21,743	21,743	87	21,830
Balance as of September 30, 2023	611,958,239	$6,120	$11,149,732	$(1,039,782)	$119,728	$10,235,798	$33,748	$10,269,546

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income	$391,087	$283,937

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501,128	474,796
Share-based compensation expense	21,493	22,565
Amortization of deferred financing costs	12,003	11,105
Amortization of debt discounts	1,335	1,254
Provisions for impairment	342	238
(Gains) losses on investments in equity securities, net	(113)	4,000
Gain on sale of property, net of tax	(134,448)	(69,486)
Change in fair value of derivative instruments	7,011	7,135
Loss from investments in unconsolidated joint ventures, net of operating distributions	13,370	7,152
Other non-cash amounts included in net income	4,236	6,049
Changes in operating assets and liabilities:
Other assets, net	(19,466)	(1,953)
Accounts payable and accrued expenses	185,826	139,884
Resident security deposits	4,559	8,113
Other liabilities	31,181	9,157
Net cash provided by operating activities	1,019,544	903,946

Investing Activities:
Amounts deposited and held by others	5,212	(33,471)
Acquisition of single-family residential properties	(906,845)	(509,163)
Initial renovations to single-family residential properties	(18,980)	(104,943)
Other capital expenditures for single-family residential properties	(162,398)	(151,962)
Proceeds from sale of single-family residential properties	354,409	181,569
Repayment proceeds from retained debt securities	627	42,404
Investments in equity securities	(32,610)	(14,340)
Proceeds from sale of investments in equity securities	—	5,762
Investments in unconsolidated joint ventures	(442)	(166,588)
Non-operating distributions from unconsolidated joint ventures	9,613	2,934
Other investing activities	(18,182)	(8,291)
Net cash used in investing activities	(769,596)	(756,089)

Financing Activities:
Payment of dividends and dividend equivalents	(478,841)	(404,377)
Distributions to non-controlling interests	(1,860)	(1,983)
Payment of taxes related to net share settlement of RSUs	(8,149)	(12,850)
Payments on mortgage loans	(15,196)	(849,712)
Payments on secured term loan	(234)	—
Proceeds from unsecured notes	790,144	598,434
Proceeds from term loan facilities	—	150,000
Proceeds from revolving facility	150,000	130,000
Payments on revolving facility	(150,000)	(130,000)
Proceeds from issuance of common stock, net	—	98,367
Deferred financing costs paid	(7,741)	(13,043)
Other financing activities	(2,107)	(15,655)
Net cash provided by (used in) financing activities	276,016	(450,819)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Change in cash, cash equivalents, and restricted cash	525,964	(302,962)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	453,927	818,858
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$979,891	$515,896

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$212,434	$196,542
Interest capitalized as investments in single-family residential properties, net	1,779	5,805
Cash paid for income taxes	86	1,497
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,597	4,561
Financing cash flows from finance leases	2,101	2,032

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$3,429	$5,847
Accrued residential property capital improvements at period end	10,801	11,562
Transfer of residential property, net to other assets, net for held for sale assets	122,329	65,074
Change in other comprehensive income from cash flow hedges	14,860	373,244
ROU assets obtained in exchange for operating lease liabilities	72	1,940
ROU assets obtained in exchange for finance lease liabilities	2,057	295
Net settlement of 2022 Convertible Notes in shares of common stock	—	141,219

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2023, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall unfavorable global and United States economic conditions (including inflation and rising interest rates), uncertainty in financial markets (including as a result of events affecting financial institutions), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and rising interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business.
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
Reclassifications
We reclassified $14,340 of investments in equity securities for the nine months ended September 30, 2022 from other investing activities on the condensed consolidated statement of cash flows to a separate cash flow line item to conform to our current presentation. This reclassification had no effect on the total reported investing activities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2022.

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
On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to the Secured Overnight Financing Rate (“SOFR”). While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility (as defined in Note 7) and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to a rate determined by reference to a published forward-looking SOFR rate for the interest period relevant to such borrowing (“Term SOFR”). Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to Term SOFR from LIBOR. The related interest rate cap agreement was amended effective July 15, 2023 to transition to Term SOFR from LIBOR. As a result of these transactions, all of our debt and derivative instrument agreements are now indexed to Term SOFR. Please refer to Notes 7 and 8 for additional information about these modifications.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2023	December 31, 2022
Land	$4,907,452	$4,800,110
Single-family residential property	15,915,306	15,228,631
Capital improvements	563,024	548,700
Equipment	126,939	123,494
Total gross investments in the properties	21,512,721	20,700,935
Less: accumulated depreciation	(4,112,685)	(3,670,561)
Investments in single-family residential properties, net	$17,400,036	$17,030,374

As of September 30, 2023 and December 31, 2022, the carrying amount of the residential properties above includes $134,275 and $129,341, respectively, of capitalized acquisition costs (excluding purchase price), along with $77,402 and $76,408, respectively, of capitalized interest, $30,691 and $30,435, respectively, of capitalized property taxes, $4,982 and $4,982, respectively, of capitalized insurance, and $3,663 and $3,627, respectively, of capitalized homeowners’ association (“HOA”) fees.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
During the three months ended September 30, 2023 and 2022, we recognized $167,921 and $158,199, respectively, of depreciation expense related to the components of the properties, and $2,775 and $2,229, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2023 and 2022, impairments totaling $83 and $101, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the nine months ended September 30, 2023 and 2022, we recognized $493,027 and $468,272, respectively, of depreciation expense related to the components of the properties, and $8,101 and $6,524, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2023 and 2022, impairments totaling $342 and $238, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$762,638	$262,870
Restricted cash	217,253	191,057
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$979,891	$453,927
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The balances of our restricted cash accounts, as of September 30, 2023 and December 31, 2022, are set forth in the table below. As of September 30, 2023 and December 31, 2022, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	September 30, 2023	December 31, 2022
Resident security deposits	$180,450	$175,829
Collections	12,456	7,415
Property taxes	18,747	2,717
Letters of credit	2,612	2,109
Capital expenditures	2,297	2,297
Special and other reserves	691	690
Total	$217,253	$191,057
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of September 30, 2023 and December 31, 2022:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Pathway Property Company(1)	100.0%	473	340	$125,613	$131,542
2020 Rockpoint JV(1)	20.0%	2,609	2,610	64,745	70,103
FNMA(2)	10.0%	442	488	35,799	46,151
Pathway Operating Company(3)	15.0%	N/A	N/A	20,909	22,011
2022 Rockpoint JV(1)	16.7%	132	132	10,964	10,764
Total				$258,030	$280,571

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes within the Western United States.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of September 30, 2023, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.

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
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of September 30, 2023, we have funded $10,442 to the 2022 Rockpoint JV, and our remaining equity commitment is $39,558. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.
We recorded net losses from these investments for the three months ended September 30, 2023 and 2022, totaling $4,902 and $849, respectively, and for the nine months ended September 30, 2023 and 2022, totaling $11,087 and $5,870, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended September 30, 2023 and 2022, we earned $3,404 and $3,284, respectively, and for the nine months ended September 30, 2023 and 2022, we earned $10,227 and $8,154, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations.
Note 6—Other Assets
As of September 30, 2023 and December 31, 2022, the balances in other assets, net are as follows:

	September 30, 2023	December 31, 2022
Derivative instruments (Note 8)	$134,017	$119,193
Amounts deposited and held by others (Note 14)	95,770	97,709
Investments in debt securities, net	86,617	86,980
Rent and other receivables, net	58,874	54,091
Investments in equity securities	55,136	22,413
Prepaid expenses	43,333	41,972
Held for sale assets(1)	35,778	29,842
Corporate fixed assets, net	24,460	24,484
ROU lease assets — operating and finance, net	13,723	16,534
Deferred financing costs, net	3,702	5,850
Other	18,624	14,561
Total	$570,034	$513,629

(1)As of September 30, 2023 and December 31, 2022, 159 and 131 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,617, net of unamortized discounts of $1,320 as of September 30, 2023. These investments in debt securities are classified as held to maturity investments. As of September 30, 2023, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next three months to four years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended September 30, 2023 and 2022, rental revenues and other property income includes $41,301 and $35,834 of variable lease payments, respectively. For the nine months ended September 30, 2023 and 2022, rental revenues and other property income includes $113,875 and $102,960 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of September 30, 2023 are as follows:

Year	Lease Payments to be Received
Remainder of 2023	$526,668
2024	1,002,245
2025	135,970
2026	—
2027	—
Thereafter	—
Total	$1,664,883
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of September 30, 2023 and December 31, 2022, the values of our investments in equity securities are as follows:

	September 30, 2023	December 31, 2022
Investments without a readily determinable fair value	$54,068	$21,500
Investments with a readily determinable fair value	1,068	913
Total	$55,136	$22,413

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of gains (losses) on investments in equity securities, net as of three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$—	$—	$—	$(1,452)
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(499)	(796)	113	(2,548)
Total	$(499)	$(796)	$113	$(4,000)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$9,920	$3,803	$12,862	$3,672
Other liabilities (Note 14)	11,828	3,439	14,925	3,483
Weighted average remaining lease term	3.2 years	2.4 years	3.0 years	1.4 years
Weighted average discount rate	3.3%	4.6%	3.3%	4.0%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of September 30, 2023 and December 31, 2022, the unamortized balances of these deferred financing costs are $3,702 and $5,850, respectively.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2023 and December 31, 2022:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	September 30, 2023	December 31, 2022
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$991,674	$992,695
IH 2018-4(7)	November 7, 2018	January 9, 2024	January 9, 2026	6.66%	115-145 bps	647,118	661,029
Total Securitizations						1,638,792	1,653,724
Less: deferred financing costs, net						(6,819)	(7,929)
Total						$1,631,973	$1,645,795

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)Represents the maturity dates for all extension options that have been exercised for the mortgage loans.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over Term SOFR adjusted for an 0.11% credit spread adjustment. As of September 30, 2023, Term SOFR was 5.32%.
(5)Range of spreads is based on outstanding principal balances as of September 30, 2023.
(6)Net of unamortized discount of $1,320 and $1,584 as of September 30, 2023 and December 31, 2022, respectively.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2023 and December 31, 2022, a total of 10,617 and 10,712 homes, respectively, with a gross book value of $2,350,078 and $2,355,083, respectively, and a net book value of $1,799,650 and $1,859,614, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.

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
For IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of Term SOFR plus a spread ranging from 1.15% to 1.45%.
The retained certificates, net of discount, total $86,617 and $86,980 as of September 30, 2023 and December 31, 2022, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
Loan Covenants
The general terms that apply to all of the mortgage loans require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting, and legal requirements specified in the mortgage loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective mortgage loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe each Borrower Entity is in compliance with all affirmative and negative covenants for the mortgage loans.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2023 and 2022, we made voluntary and mandatory prepayments of $15,196 and $849,712, respectively, under the terms of the mortgage loan agreements. For the nine months ended September 30, 2022, prepayments included the full repayment of the 2018-2 and 2018-3 mortgage loans.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2023 and December 31, 2022:

	Maturity Date	Interest Rate(1)	September 30, 2023	December 31, 2022
Secured Term Loan	June 9, 2031	3.59%	$403,129	$403,363
Deferred financing costs, net			(1,669)	(1,833)
Secured Term Loan, net			$401,460	$401,530

(1)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over a comparable or successor rate to one month LIBOR as provided for in our loan agreement, including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
Collateral
As of September 30, 2023 and December 31, 2022, the Secured Term Loan’s collateral pool contains 3,332 and 3,334 homes, respectively, with a gross book value of $825,513 and $813,543, respectively, and a net book value of $679,394 and $688,625, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Loan Covenants
The Secured Term Loan requires 2019-1 IH Borrower to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with (i) licensing, permitting and legal requirements specified in the loan agreement, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the loan agreement. Negative covenants include 2019-1 IH Borrower’s, and certain of its affiliates’, compliance with limitations surrounding (i) the amount of 2019-1 IH Borrower’s indebtedness and the nature of its investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of 2019-1 IH Borrower’s business activities, and (v) the required maintenance of specified cash reserves. As of September 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe 2019-1 IH Borrower is in compliance with all affirmative and negative covenants for the Secured Term Loan.
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. During the nine months ended September 30, 2023, we made mandatory prepayments of $234 under the terms of the Secured Term Loan agreement. No such prepayments were made during the nine months ended September 30, 2022.
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
The following table sets forth a summary of our Unsecured Notes as of September 30, 2023 and December 31, 2022:

	Interest Rate(1)	September 30, 2023	December 31, 2022
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,329,281	$2,538,066
Deferred financing costs, net		(25,199)	(19,881)
Total		$3,304,082	$2,518,185

(1)Represents the range of contractual rates in place as of September 30, 2023.
(2)Net of unamortized discount of $20,719 and $11,934 as of September 30, 2023 and December 31, 2022. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
Debt Issuances
On August 2, 2023, in a public offering under our existing shelf registration statement, we issued $450,000 and $350,000 aggregate principal amount of Senior Notes with 5.45% and 5.50% interest rates, respectively, and which mature on August 15, 2030 and August 15, 2033, respectively.
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
The Unsecured Notes contain customary events of default (subject in certain cases to specified cure periods), the occurrence of which would allow the holders of notes to take various actions, including the acceleration of amounts due under the Unsecured Notes. As of September 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Unsecured Notes.
Term Loan Facilities and Revolving Facility
On December 8, 2020, we entered into an Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility (the “Credit Facility”). The Credit Facility provides $3,500,000 of borrowing capacity and consists of a $1,000,000 revolving facility (the “Revolving Facility”) and a $2,500,000 term loan facility (the “2020 Term Loan Facility”), both of which mature on January 31, 2025, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the 2020 Term Loan Facility such that the aggregate amount does not exceed $4,000,000 at any time), subject to certain limitations. On April 18, 2023, we amended the Credit Facility to convert the applicable interest rate from a LIBOR-based index to a Term SOFR-based index.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility as of September 30, 2023 and December 31, 2022:

	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
2020 Term Loan Facility(1)(2)	January 31, 2025	6.42%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	6.66%	725,000	725,000
Total Term Loan Facilities			3,225,000	3,225,000
Less: deferred financing costs, net			(15,275)	(21,433)
Term Loan Facilities, net			$3,209,725	$3,203,567

Revolving Facility(1)(2)	January 31, 2025	6.31%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of September 30, 2023, the applicable margins were 1.00% and 0.89% for the 2020 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 5.32%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus the applicable margin. As of September 30, 2023, the applicable margin was 1.24%, and Term SOFR was 5.32%.
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
Borrowings under the 2022 Term Loan Facility bear interest, at our option, at a rate equal to a margin over either (a) Term SOFR adjusted for an applicable credit spread adjustment (“Adjusted SOFR”) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) Adjusted SOFR for a one month interest period plus 1.00%.
The margins for the Term Loan Facilities and the Revolving Facility as of September 30, 2023 are as follows:

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
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse. If at any time we do not have an Investment Grade Rating (defined below), we will also be required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder. As of September 30, 2023, and through the date our condensed consolidated financial statements were issued, we believe we were in compliance with all affirmative and negative covenants for the Credit Facility and the 2022 Term Loan Facility.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2023:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)	Total
2023	$—	$—	$—	$—	$—	$—
2024	647,118	—	—	—	—	647,118
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
2027	992,994	—	—	—	—	992,994
Thereafter	—	403,129	3,350,000	725,000	—	4,478,129
Total	1,640,112	403,129	3,350,000	3,225,000	—	8,618,241
Less: deferred financing costs, net	(6,819)	(1,669)	(25,199)	(15,275)	—	(48,962)
Less: unamortized debt discount	(1,320)	—	(20,719)	—	—	(22,039)
Total	$1,631,973	$401,460	$3,304,082	$3,209,725	$—	$8,547,240

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of September 30, 2023. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Each of our swap agreements is designated for hedge accounting purposes and is currently indexed to one month Term SOFR. On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to Term SOFR. While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to Term SOFR. See Note 2 for additional information about reference rate reform and our transition from LIBOR. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
The table below summarizes our interest rate swap instruments as of September 30, 2023:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 18, 2023	March 31, 2023	January 31, 2025	2.80%	One month Term SOFR	$400,000
April 18, 2023	March 31, 2023	November 30, 2024	2.83%	One month Term SOFR	400,000
April 18, 2023	April 15, 2023	November 30, 2024	2.78%	One month Term SOFR	400,000
April 18, 2023	April 15, 2023	February 28, 2025	2.79%	One month Term SOFR	400,000
April 18, 2023	April 15, 2023	June 9, 2025	2.94%	One month Term SOFR	325,000
April 18, 2023	April 15, 2023	June 9, 2025	2.95%	One month Term SOFR	595,000
April 18, 2023	April 15, 2023	July 9, 2025	2.83%	One month Term SOFR	1,100,000
April 18, 2023	April 15, 2023	July 31, 2025	3.08%	One month Term SOFR	200,000
March 22, 2023	July 9, 2025	May 31, 2029	2.99%	One month Term SOFR	300,000

During the nine months ended September 30, 2022, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292 in connection with these terminations. There were no such terminations during the nine months ended September 30, 2023.
During the nine months ended September 30, 2023 and 2022, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $82,542 will be reclassified to earnings as a decrease in interest expense.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements and in connection with previous mergers, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third party lenders. To the extent that the maturity date of a mortgage loan is extended through an exercise of one or more extension options, a replacement or extension interest rate cap agreement must be executed with terms similar to those associated with the initial interest rate cap agreement and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreement, including all of our rights to payments owed by the counterparties and all other rights, has been pledged as additional collateral for the mortgage loan. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. As of September 30, 2023, the remaining interest rate cap has a strike price of 8.46%.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2023	December 31, 2022	Balance Sheet Location	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$134,017	$119,157	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	36	Other liabilities	—	—
Total		$134,017	$119,193		$—	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2023 and December 31, 2022:

	September 30, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$134,017	$—	$134,017	$—	$—	$134,017
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

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
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022		2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$27,845	$102,940	Interest expense	$21,081	$(9,591)	$86,736	$76,454

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended September 30,
		2023	2022
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$1	$28

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022		2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$73,853	$316,479	Interest expense	$52,023	$(63,837)	$243,408	$225,683

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Nine Months Ended September 30,
		2023	2022
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$41	$63
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of September 30, 2023, we were not in a net liability position with any of our derivative counterparties.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 9—Stockholders’ Equity
As of September 30, 2023, we have issued 611,958,239 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of September 30, 2023, 1,869,483 outstanding OP Units are redeemable.
During the three and nine months ended September 30, 2023, we issued 2,069 and 546,857 shares of common stock, respectively. During the three and nine months ended September 30, 2022, we issued 1,050,000 and 10,364,471 shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the nine months ended September 30, 2022, we sold 2,438,927 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $98,367, after giving effect to Agent commissions and other costs totaling $1,633. We did not sell any shares of common stock under the 2021 ATM Equity Program during the three and nine months ended September 30, 2023 or the three months ended September 30, 2022. As of September 30, 2023, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
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
The following table summarizes our dividends declared from January 1, 2022 through September 30, 2023:

	Record Date	Amount per Share	Pay Date	Total Amount Declared
Q3-2023	August 8, 2023	$0.26	August 25, 2023	$160,540
Q2-2023	May 10, 2023	0.26	May 26, 2023	159,493
Q1-2023	February 14, 2023	0.26	February 28, 2023	158,453
Q4-2022	November 8, 2022	0.22	November 23, 2022	135,654
Q3-2022	August 9, 2022	0.22	August 26, 2022	135,042
Q2-2022	May 10, 2022	0.22	May 27, 2022	134,744
Q1-2022	February 14, 2022	0.22	February 28, 2022	134,240

On October 19, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on November 7, 2023, which is payable on November 22, 2023 (see Note 15).

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
Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2023.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the nine months ended September 30, 2023, we granted 776,492 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the nine months ended September 30, 2023, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 188,001 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Award Activity
•Other Awards: During the nine months ended September 30, 2023, we granted 50,895 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2024 annual stockholders meeting, subject to continued service on the board of directors through such date. During the nine months ended September 30, 2023, we granted 56,562 employment awards in the form of time-vesting RSUs that vest in three equal annual installments based on an anniversary date of the grant date.
•Modifications: On February 1, 2023, the vesting conditions of certain outstanding equity awards with a pre-modification aggregate fair value of $3,741 were modified resulting, in an incremental $309 of share-based compensation expense over the remaining service period. During the nine months ended September 30, 2023, $1,941 of previously recognized share-based compensation expense with respect to these awards was reversed, and we began amortizing the modified fair value over the remaining service period.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, 25% vested on March 31, 2023, and the remaining 25% will vest on March 31, 2024, subject to continued employment. The estimated fair value of 2019 Outperformance Awards that fully vested during the nine months ended September 30, 2023 was an aggregate $3,164. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date will be calculated consistent with the award terms. To the extent performance through the Interim Measurement Date would result in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amounts will be guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. As of September 30, 2023, 2022 Outperformance Awards with an approximate aggregate $17,500 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the nine months ended September 30, 2023:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2022	509,872	$34.54	1,211,571	$32.08	1,721,443	$32.81
Granted	350,949	31.67	721,001	30.51	1,071,950	30.89
Vested(2)	(220,208)	(33.06)	(505,933)	(31.54)	(726,141)	(32.00)
Forfeited / canceled	(23,376)	(33.82)	(57,933)	(31.39)	(81,309)	(32.09)
Balance, September 30, 2023	617,237	$33.46	1,368,706	$31.48	1,985,943	$32.09

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the nine months ended September 30, 2023 was $23,265. During the nine months ended September 30, 2023, 5,306 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the nine months ended September 30, 2023:

For the Nine Months Ended September 30, 2023
Expected volatility(1)	20.5% — 30.0%
Risk-free rate	4.31% — 4.62%
Expected holding period (years)	1.00 — 2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2023 and 2022, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$7,099	$6,169	$16,261	$17,584
Property management expense	1,830	1,761	5,232	4,981
Total	$8,929	$7,930	$21,493	$22,565
As of September 30, 2023, there is $42,284 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.84 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of September 30, 2023 and December 31, 2022, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of September 30, 2023 and December 31, 2022:

		September 30, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,617	$83,111	$86,980	$84,992

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,029,281	$2,546,147	$2,238,066	$1,798,658
Mortgage loans(3)	Level 2	1,638,792	1,550,094	1,653,724	1,588,550
Unsecured Notes — private placement(4)	Level 2	300,000	225,582	300,000	228,726
Secured Term Loan(5)	Level 3	403,129	348,818	403,363	356,557
Term Loan Facilities(6)	Level 3	3,225,000	3,228,291	3,225,000	3,233,677

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $20,719 and $11,934 of unamortized discount and excludes $23,979 and $18,534 of deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
(3)The carrying values of the mortgage loans include $1,320 and $1,584 of unamortized discount and exclude $6,819 and $7,929 of deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,220 and $1,347 of deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,669 and $1,833 of deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
(6)The carrying values of the Term Loan Facilities exclude $15,275 and $21,433 of deferred financing costs as of September 30, 2023 and December 31, 2022, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of September 30, 2023:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$348,818	Discounted Cash Flow	Effective Rate	5.76%
Term Loan Facilities	3,228,291	Discounted Cash Flow	Effective Rate	5.00%	—	6.77%

(1)Our Level 3 fair value instruments require interest only payments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$567	$125	$1,606	$861
Total impairments	(83)	(101)	(342)	(238)
Fair value	$484	$24	$1,264	$623
We did not record any impairments for our investments in single-family residential properties, net held for use during the three and nine months ended September 30, 2023 and 2022. For additional information related to our single-family residential properties as of September 30, 2023 and December 31, 2022, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$131,637	$79,032	$389,406	$282,242

Denominator:
Weighted average common shares outstanding — basic	612,000,811	610,845,820	611,849,302	609,212,132
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,579,231	1,801,768	1,305,739	1,529,591
Weighted average common shares outstanding — diluted	613,580,042	612,647,588	613,155,041	610,741,723

Net income per common share — basic	$0.22	$0.13	$0.64	$0.46
Net income per common share — diluted	$0.21	$0.13	$0.64	$0.46
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, incremental shares attributed to non-vested share-based awards are excluded from the denominator. Anti-dilutive shares total 12,501 and zero for the three months ended September 30, 2023 and 2022, respectively, and 4,167 and 21,254 for the nine months ended September 30, 2023 and 2022, respectively.
For the three and nine months ended September 30, 2023 and 2022, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The outstanding balance of the 2022 Convertible Notes was settled in January 2022. As such, they had no effect on potential dilution for the three months ended September 30, 2022. For the nine months ended September 30, 2022, using the “if-converted” method, 387,834 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator was required for interest expense related to the 2022 Convertible Notes for the three and nine months ended September 30, 2022. See Note 7 for further discussion about the 2022 Convertible Notes.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of September 30, 2023 and December 31, 2022, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to state and local income taxes or Section 337(d) of the Internal Revenue Code of 1986, as amended, or were held by TRSs. These transactions resulted in $60 and $73 of current income tax expense for each of the three months ended September 30, 2023 and 2022, respectively, and resulted in $76 and $235 of current income tax expense for the nine months ended September 30, 2023 and 2022, respectively.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of September 30, 2023, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2023	$1,154	$782
2024	4,544	1,372
2025	3,157	621
2026	1,940	577
2027	1,264	314
Thereafter	429	—
Total lease payments	12,488	3,666
Less: imputed interest	(660)	(227)
Total lease liability	$11,828	$3,439

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of lease expense for the three and nine months ended September 30, 2023 and 2022 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost:
Fixed lease cost	$793	$800	$2,514	$2,466
Variable lease cost	444	384	1,174	1,133
Total operating lease cost	$1,237	$1,184	$3,688	$3,599

Finance lease cost:
Amortization of ROU assets	$717	$675	$2,011	$2,055
Interest on lease liabilities	106	51	247	178
Total finance lease cost	$823	$726	$2,258	$2,233

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 1,931 homes over the next seven years. Estimated remaining commitments under these agreements total approximately $680,000 as of September 30, 2023.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2023, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2023, for potential recognition or disclosure.
Dividend Declaration
On October 19, 2023, our board of directors declared a dividend of $0.26 per share to stockholders of record on November 7, 2023, which is payable on November 22, 2023.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. With over 80,000 homes for lease in 16 core markets across the country as of September 30, 2023, we are meeting the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer is attractive to many prospective residents.
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
Our homes average approximately 1,880 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than a typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand.
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, while at the same time advancing efforts that make our company more innovative and our processes more sustainable. Environmental, Social, and Governance initiatives are an important part of our strategic business objectives and are critical to our long-term success.
Our mission statement, “Together with you, we make a house a home,” reflects our commitment to high-touch customer service that continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 core markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide clean, safe, and functional homes for them and their loved ones. In turn, we focus on ensuring that our associates are fairly compensated and that we provide a diverse, equitable, and inclusive culture where they are appreciated for who they are and what they bring to the business. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that demonstrate that commitment. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.
Impact of Macroeconomic Trends
Overall unfavorable global and United States economic conditions (including inflation and rising interest rates), uncertainty in financial markets (including as a result of events affecting financial institutions), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation and rising interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. For example, we have experienced and continue to expect higher levels of bad debt expense compared to pre-COVID averages, as it continues to take longer to address residents who are not current with their rent.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2023 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,605	96.1%	$2,982	$1.76	11.3%
Northern California	4,351	96.7%	2,654	1.69	5.9%
Seattle	4,054	97.2%	2,786	1.45	5.9%
Phoenix	9,233	96.7%	2,003	1.18	9.6%
Las Vegas	3,423	95.5%	2,167	1.10	3.8%
Denver	2,595	96.9%	2,471	1.35	3.4%
Western United States Subtotal	31,261	96.5%	2,493	1.43	39.9%

Florida:
South Florida	8,336	96.5%	2,887	1.54	12.3%
Tampa	9,110	95.6%	2,225	1.18	10.3%
Orlando	6,690	95.8%	2,165	1.16	7.5%
Jacksonville	1,995	95.5%	2,127	1.07	2.1%
Florida Subtotal	26,131	95.9%	2,417	1.28	32.2%

Southeast United States:
Atlanta	12,752	95.8%	1,963	0.95	12.6%
Carolinas	5,475	97.1%	1,989	0.93	5.5%
Southeast United States Subtotal	18,227	96.1%	1,971	0.95	18.1%

Texas:
Houston	2,367	94.4%	1,868	0.94	2.2%
Dallas	2,992	94.9%	2,193	1.06	3.4%
Texas Subtotal	5,359	94.7%	2,051	1.01	5.6%

Midwest United States:
Chicago	2,496	96.3%	2,306	1.44	2.8%
Minneapolis	1,085	95.6%	2,255	1.15	1.3%
Midwest United States Subtotal	3,581	96.1%	2,291	1.34	4.1%

Other(5):	138	83.6%	1,614	0.78	0.1%

Total / Average	84,697	96.1%	$2,321	$1.24	100.0%
Same Store Total / Average	76,138	96.9%	$2,318	$1.24	90.9%

(1)As of September 30, 2023.
(2)Represents average occupancy for the three months ended September 30, 2023.
(3)Represents average monthly rent for the three months ended September 30, 2023.

(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2023.
(5)Represents a portfolio of homes acquired during the three months ended September 30, 2023 that are located outside of our 16 core markets. These homes are generally being held for sale or evaluated for disposition once they become vacant.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.1% of our rental revenues and other property income during the three months ended September 30, 2023. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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

Results of Operations
Portfolio Information
As of September 30, 2023 and 2022, we owned 84,697 and 83,148 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2023 and 2022, we acquired 2,257 and 244 homes, respectively, and sold 397 and 189 homes, respectively. During the three months ended September 30, 2023 and 2022, we owned an average of 84,252 and 83,123 single-family rental homes, respectively. During the nine months ended September 30, 2023 and 2022, we acquired 2,626 and 1,273 homes, respectively, and sold 1,042 and 506 homes, respectively. During the nine months ended September 30, 2023 and 2022, we owned an average of 83,416 and 82,859 single-family rental homes, respectively.
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
As of September 30, 2023, our Same Store portfolio consisted of 76,138 single-family rental homes.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenues:
Rental revenues and other property income	$614,291	$565,391	$48,900	8.6%
Management fee revenues	3,404	3,284	120	3.7%
Total revenues	617,695	568,675	49,020	8.6%

Expenses:
Property operating and maintenance	229,488	203,787	25,701	12.6%
Property management expense	23,399	22,385	1,014	4.5%
General and administrative	22,714	20,123	2,591	12.9%
Interest expense	86,736	76,454	10,282	13.4%
Depreciation and amortization	170,696	160,428	10,268	6.4%
Impairment and other	2,496	20,004	(17,508)	(87.5)%
Total expenses	535,529	503,181	32,348	6.4%

Losses on investments in equity securities, net	(499)	(796)	297	37.3%
Other, net	(2,533)	(8,372)	5,839	69.7%
Gain on sale of property, net of tax	57,989	23,952	34,037	142.1%
Losses from investments in unconsolidated joint ventures	(4,902)	(849)	(4,053)	(477.4)%

Net income	$132,221	$79,429	$52,792	66.5%
Revenues
For the three months ended September 30, 2023 and 2022, total revenues were $617.7 million and $568.7 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended September 30, 2023 and 2022, total portfolio rental revenues and other property income totaled $614.3 million and $565.4 million, respectively, an increase of 8.6%, driven by an increase in average monthly rent per occupied home and a 1,129 home increase between periods in the average number of homes owned.
Average occupancy for the three months ended September 30, 2023 and 2022 for the total portfolio was 96.0% and 96.0%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended

September 30, 2023 and 2022 was $2,323 and $2,189, respectively, a 6.1% increase. For our Same Store portfolio, average occupancy was 96.9% and 97.5% for the three months ended September 30, 2023 and 2022, respectively, and average monthly rent per occupied home for the three months ended September 30, 2023 and 2022 was $2,318 and $2,183, respectively, a 6.2% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2023 and 2022 was 27.2% and 25.0%, respectively. For the Same Store portfolio, an average home remained unoccupied for 37 and 34 days between residents for the three months ended September 30, 2023 and 2022, respectively. The increase in annualized turnover rate and days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 6.4% and 10.2% for the three months ended September 30, 2023 and 2022, respectively, and new lease net effective rental rate growth for the total portfolio averaged 4.7% and 15.2% for the three months ended September 30, 2023 and 2022, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 6.6% and 10.1% for the three months ended September 30, 2023 and 2022, respectively, and new lease net effective rental rate growth averaged 5.2% and 15.2% for the three months ended September 30, 2023 and 2022, respectively.
Other property income for the three months ended September 30, 2023 increased compared to September 30, 2022, primarily due to enhanced ancillary revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the three months ended September 30, 2023 and 2022, management fee revenues totaled $3.4 million and $3.3 million, respectively. These fees increased as a result of an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the three months ended September 30, 2023 and 2022, total expenses were $535.5 million and $503.2 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended September 30, 2023, property operating and maintenance expense increased to $229.5 million from $203.8 million for the three months ended September 30, 2022. In addition to a 1,129 home increase between periods in the average numbers of homes owned, increases in property taxes, utilities, turnover expense, and property administrative costs resulted in the overall 12.6% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $46.1 million from $42.5 million for the three months ended September 30, 2023 and 2022, respectively, primarily due to increased personnel costs.
Interest expense increased to $86.7 million for the three months ended September 30, 2023 from $76.5 million for the three months ended September 30, 2022. The increase in interest expense was primarily due to a $797.0 million increase in gross debt outstanding and 23 bps increase in our weighted average interest rate in each case, as of September 30, 2023 as compared to the prior period end, and a $1.4 million reduction in capitalized interest during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to a decrease in the number of homes undergoing an initial renovation.
Depreciation and amortization expense increased to $170.7 million for the three months ended September 30, 2023 from $160.4 million for the three months ended September 30, 2022 due to an increase in cumulative capital expenditures and a 1,129 home increase in the average number of homes owned during the three months ended September 30, 2023.

Impairment and other expenses were $2.5 million and $20.0 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, impairment and other expenses were comprised of $2.4 million of net casualty losses and $0.1 million of impairment losses on our single-family residential properties. During the three months ended September 30, 2022, impairment and other expenses were comprised of impairment losses of $0.1 million on our single-family residential properties and net casualty losses of $19.9 million which include an accrual of $19.0 million for estimated losses and damages related to Hurricane Ian.
Gains (Losses) on Investments in Equity Securities, net
For the three months ended September 30, 2023 and 2022, gains (losses) on investments in equity securities, net was comprised of net unrealized gains (losses) from marking investments still held at period end to market.
Other, net
Other, net decreased to $2.5 million for the three months ended September 30, 2023 from $8.4 million for the three months ended September 30, 2022, primarily due to an increase in interest income on cash balances.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $58.0 million and $24.0 million for the three months ended September 30, 2023 and 2022, respectively. An increase in the number of homes sold from 189 for the three months ended September 30, 2022 to 397 for the three months ended September 30, 2023 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was a net loss of $4.9 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. The increase in loss is primarily driven by a $4.7 million increase in non-cash interest expense, including the impact of decreases in the fair value of underlying derivative instruments for certain of our joint ventures, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, partially offset by increased operating profits due to an increase in the number of homes within our joint venture investments.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,797,730	$1,650,131	$147,599	8.9%
Management fee revenues	10,227	8,154	2,073	25.4%
Total revenues	1,807,957	1,658,285	149,672	9.0%

Expenses:
Property operating and maintenance	651,793	576,736	75,057	13.0%
Property management expense	70,563	65,166	5,397	8.3%
General and administrative	59,957	57,104	2,853	5.0%
Interest expense	243,408	225,683	17,725	7.9%
Depreciation and amortization	501,128	474,796	26,332	5.5%
Impairment and other	5,527	22,874	(17,347)	(75.8)%
Total expenses	1,532,376	1,422,359	110,017	7.7%

Gains (losses) on investments in equity securities, net	113	(4,000)	4,113	102.8%
Other, net	(7,968)	(11,605)	3,637	31.3%
Gain on sale of property, net of tax	134,448	69,486	64,962	93.5%
Losses from investments in unconsolidated joint ventures	(11,087)	(5,870)	(5,217)	(88.9)%

Net income	$391,087	$283,937	$107,150	37.7%
Revenues
For the nine months ended September 30, 2023 and 2022, total revenues were $1,808.0 million and $1,658.3 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the nine months ended September 30, 2023 and 2022, total portfolio rental revenues and other property income totaled $1,797.7 million and $1,650.1 million, respectively, an increase of 8.9%, driven by an increase in average monthly rent per occupied home, a 70 bps increase in occupancy, and a 557 home increase between periods in the average number of homes owned.
Average occupancy for the nine months ended September 30, 2023 and 2022 for the total portfolio was 96.7% and 96.0%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2023 and 2022 was $2,290 and $2,133, respectively, a 7.4% increase. For our Same Store portfolio, average occupancy was 97.5% and 97.9% for the nine months ended September 30, 2023 and 2022, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2023 and 2022 was $2,285 and $2,129, respectively, a 7.3% increase.
The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2023 and 2022 was 24.6% and 22.5%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 37 and 34 days between residents for the nine months ended September 30, 2023 and 2022, respectively. The increase in annualized turnover and days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 6.9% and 10.0% for the nine months ended September 30, 2023 and 2022, respectively, and new lease net effective rental rate growth for the total portfolio averaged 5.6% and 15.4% for the nine months ended September 30, 2023 and 2022, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 7.1% and 10.0% for the nine months ended September 30, 2023 and 2022, respectively, and new lease net effective rental rate growth averaged 6.0% and 15.4% for the nine months ended September 30, 2023 and 2022, respectively.
Other property income for the nine months ended September 30, 2023 increased compared to September 30, 2022, primarily due to enhanced ancillary revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the nine months ended September 30, 2023 and 2022, management fee revenues totaled $10.2 million and $8.2 million, respectively. These fees increased as a result of an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the nine months ended September 30, 2023 and 2022, total expenses were $1,532.4 million and $1,422.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the nine months ended September 30, 2023, property operating and maintenance expense increased to $651.8 million from $576.7 million for the nine months ended September 30, 2022. In addition to a 557 home increase between periods in the average number of homes owned, increases in property taxes, utilities, turnover expense, and property administrative costs resulted in the overall 13.0% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $130.5 million from $122.3 million for the nine months ended September 30, 2023 and 2022, respectively, primarily due to increased personnel costs related to property management.
Interest expense increased to $243.4 million for the nine months ended September 30, 2023 from $225.7 million for the nine months ended September 30, 2022. The increase in interest expense was primarily due to a $797.0 million increase in gross debt outstanding and 23 bps increase in our weighted average interest rate in each case, as of September 30, 2023 as compared to the prior period end, and a $4.0 million reduction in capitalized interest during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to a decrease in the number of homes undergoing an initial renovation.
Depreciation and amortization expense increased to $501.1 million for the nine months ended September 30, 2023 from $474.8 million for the nine months ended September 30, 2022 due to an increase in cumulative capital expenditures and a 557 home increase in the average number of homes owned during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Impairment and other expenses were $5.5 million and $22.9 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, impairment and other expenses were comprised of $5.2 million of net casualty losses and $0.3 million of impairment losses on our single-family residential properties. During the nine months ended September 30, 2022, impairment and other expenses were comprised of net casualty losses of $22.6 million, which include an accrual of $19.0 million for estimated losses and damages related to Hurricane Ian and impairment losses of $0.2 million on our single-family residential properties.
Gains (losses) on Investments in Equity Securities, net
For the nine months ended September 30, 2023, gain on investments in equity securities, net of $0.1 million was comprised of net unrealized gains recognized since December 31, 2022 on investments held as of September 30, 2023. For the nine months ended September 30, 2022, losses on investments in equity securities, net of $4.0 million was comprised of $7.3 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market, partially offset by a $3.3 million gain from the sale of equity securities compared to the actual amount originally invested.

Other, net
Other, net decreased to $8.0 million for the nine months ended September 30, 2023 from $11.6 million for the nine months ended September 30, 2022, primarily due to an increase in interest income on cash balances, partially offset by increases in administrative costs between those periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $134.4 million and $69.5 million for the nine months ended September 30, 2023 and 2022, respectively. An increase in the number of homes sold from 506 for the nine months ended September 30, 2022 to 1,042 for the nine months ended September 30, 2023 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $11.1 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in loss is primarily driven by a $7.5 million increase in non-cash interest expense, including the impact of changes in the fair value of underlying derivative instruments for certain of our joint ventures, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, partially offset by increased operating profits due to an increase in the number of homes within our joint venture investments.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2023 and December 31, 2022 include unrestricted cash and cash equivalents of $762.6 million and $262.9 million, respectively, a 190.1% increase primarily due to proceeds from the issuance of unsecured notes, as discussed below, during the nine months ended September 30, 2023.
As of September 30, 2023, our $1,000.0 million revolving facility (the “Revolving Facility”) is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.
Public Offerings
On August 2, 2023, in a public offering under our existing shelf registration statement, we issued $450.0 million and $350.0 million aggregate principal amount of Senior Notes with 5.45% and 5.50% interest rates, respectively, and which mature on August 15, 2030 and August 15, 2033, respectively. A portion of the proceeds from these public offerings were used to pay down $150.0 million of indebtedness outstanding on our Revolving Facility, and the remaining net proceeds will be used for general corporate purposes, including, without limitation, repayment of other indebtedness including secured debt, working capital, acquisitions and renovations of single-family properties.
Acquisition of Single-family Residential Properties
During the three months ended September 30, 2023, we completed the purchase of a portfolio of 1,870 single-family residential homes with a an aggregate purchase price of approximately $646.6 million.
SOFR Transition
On April 18, 2023, we amended the 2020 Term Loan and Revolving Facilities (the “Credit Facility”) to convert the applicable interest rate from a London Interbank Offered Rate-based (“LIBOR”) index to a Secured Overnight Financing Rate-based (“SOFR”) index rate determined by reference to a published forward-looking SOFR rate for the interest period relevant to such borrowing (“Term SOFR”) and converted the variable rate on our interest rate swap agreements from a LIBOR-based index to a Term SOFR-based index.
Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to a Term SOFR-based index from a LIBOR-based index. The related interest rate cap agreement was amended effective July 15, 2023 to transition to a Term SOFR-based index from a LIBOR-based index. These modifications did not have a material impact on our condensed consolidated financial statements.
These transactions completed the conversion of all LIBOR-based agreements to Term SOFR.

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
Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of September 30, 2023 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$992,994	$937,494	4.23%	3.7	$—
IH 2018-4(5)	647,118	614,681	S + 123 bps	2.3	647,118
Secured Term Loan(6)	403,129	403,129	3.59%	7.7	—
Total secured(7)	2,043,241	$1,955,304	4.09%	4.0	647,118

Unsecured:
2020 Term Loan Facility(8)	$2,500,000		S + 100 bps	2.3	$2,500,000
2022 Term Loan Facility(8)	725,000		S + 124 bps	5.7	—
Revolving Facility(8)	—		S + 89 bps	2.3	—
Unsecured Notes — May 2028	150,000		2.46%	4.7	—
Unsecured Notes — November 2028	600,000		2.30%	5.1	—
Unsecured Notes — August 2030	450,000		5.45%	6.8	—
Unsecured Notes — August 2031	650,000		2.00%	7.9	—
Unsecured Notes — April 2032	600,000		4.15%	8.5	—
Unsecured Notes — August 2033	350,000		5.50%	9.8	—
Unsecured Notes — January 2034	400,000		2.70%	10.3	—
Unsecured Notes — May 2036	150,000		3.18%	12.7	—
Total unsecured(7)	6,575,000		3.73%	5.6	2,500,000

Total debt(7)	8,618,241		3.82%	5.2	$3,147,118
Unamortized discounts	(22,039)
Deferred financing costs, net	(48,962)
Total debt per balance sheet	8,547,240
Retained certificates	(87,937)
Cash and restricted cash, excluding security deposits and letters of credit	(796,829)
Deferred financing costs, net	48,962
Unamortized discounts	22,039
Net debt	$7,733,475

(1)For detailed information about and definition of each of our financing arrangements see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part I. Item 1. “Financial Statements — Note 8 of Notes to Condensed Consolidated Financial Statements.”
(2)Variable interest rate loans are Term SOFR-based, including any credit spread adjustments provided for in the terms of the underlying agreement (“Adjusted SOFR”), reflected as “S” in the table above.

(3)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(5)Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over Term SOFR adjusted for an 0.11% credit spread adjustment. As of September 30, 2023, Term SOFR was 5.32%.
(6)The Secured Term Loan bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over a comparable or successor rate to one month LIBOR as provided for in our loan agreement, including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement.
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on September 30, 2023, Term SOFR of 5.32% adjusted for either a 0.11% or a 0.10% credit spread adjustment (Adjusted SOFR), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(8)Interest rate is based on Term SOFR of 5.32% plus the applicable margin and a 0.10% credit spread adjustment.

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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had undrawn balances of $1,000.0 million as of September 30, 2023.
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

Cash Flows
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$1,019,544	$903,946	$115,598	12.8%
Net cash used in investing activities	(769,596)	(756,089)	(13,507)	(1.8)%
Net cash provided by (used in) financing activities	276,016	(450,819)	726,835	161.2%
Change in cash, cash equivalents, and restricted cash	$525,964	$(302,962)	$828,926	273.6%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $1,019.5 million and $903.9 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of 12.8%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including a $74.6 million increase in total revenues net of property operating and maintenance expense from period to period and a $46.9 million source of cash between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $769.6 million and $756.1 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $13.5 million. The increase in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022: (1) an increase in cash used for the acquisition of homes; (2) a decrease in cash used for investments in joint ventures; (3) an increase in cash from the proceeds from sale of single-family homes; (4) a decrease in cash used for initial renovations of homes; and (5) a decrease in cash from repayment proceeds from retained debt securities. Acquisition spend increased by $397.7 million from period to period due to an increase in the number of homes acquired from 1,273 during the nine months ended September 30, 2022 to 2,626 homes acquired during the nine months ended September 30, 2023. Cash invested in joint ventures decreased $166.1 million due to reduced acquisition activity in existing joint ventures during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Proceeds from the sale of single-family homes increased $172.8 million due to an increase in the number of homes sold from 506 during the nine months ended September 30, 2022 to 1,042 homes sold during the nine months ended September 30, 2023. Renovation spend decreased by $86.0 million due to a decrease in the number of unoccupied homes acquired between periods, resulting in fewer renovations being completed during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. In connection with the full prepayments of the IH 2018-2 and IH 2018-3 mortgage loans and partial repayments on mortgage loans related to the sale of homes during the nine months ended September 30, 2022, $42.4 million of repayments of the related retained certificates were received. There were no such full prepayments of mortgage loans during the nine months ended September 30, 2023.

Financing Activities
Net cash provided by financing activities was $276.0 million for the nine months ended September 30, 2023 compared to net cash used in financing activities of $450.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, we made dividend and distribution payments totaling $480.7 million and $406.4 million, respectively, which were funded by cash flows from operations. We issued $790.1 million of unsecured notes, net of discount, during the nine months ended September 30, 2023 compared to $598.4 million of unsecured notes issued and $150.0 million borrowed on a new term loan facility during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, proceeds from financing activity along with cash from operations were used to repay $849.7 million of mortgage loans, and issuances and sales of stock under our 2021 ATM Equity Program generated $98.4 million of net proceeds which were used primarily for acquisitions.
Contractual Obligations
Our contractual obligations as of September 30, 2023, consist of the following:

($ in thousands)	Total	2023(1)	2024-2025	2026-2027	Thereafter
Mortgage loans(2)(3)(4)	$1,894,706	$21,512	$171,610	$1,701,584	$—
Secured Term Loan(2)(3)	514,409	3,616	28,967	28,927	452,899
Unsecured Notes(2)(3)	4,282,068	28,684	229,784	229,470	3,794,130
Term Loan Facilities(2)(3)(4)	3,886,229	53,348	423,883	2,611,715	797,283
Revolving Facility(2)(3)(4)(5)	4,744	511	4,061	172	—
Derivative instruments(6)	(174,785)	(24,016)	(126,536)	(14,186)	(10,047)
Purchase commitments(7)	29,656	29,656	—	—	—
Operating leases	12,488	1,154	7,701	3,204	429
Finance leases	3,666	782	1,993	891	—
Total	$10,453,181	$115,247	$741,463	$4,561,777	$5,034,694

(1)Includes estimated payments for the remaining three months of 2023.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of September 30, 2023.
(3)Interest is calculated at rates in effect as of September 30, 2023, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of September 30, 2023, Term SOFR was 5.32%.
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
(6)Includes payments (receipts) related to interest rate swap and interest rate cap obligations calculated using Term SOFR. As of September 30, 2023, Term SOFR was 5.32%.
(7)Represents commitments, net of previously funded deposits, to acquire 85 single-family rental homes.
The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 1,931 homes over the next seven years. Estimated remaining commitments under these agreements total approximately $680.0 million as of September 30, 2023.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of September 30, 2023, our remaining equity commitments to our joint ventures total $127.9 million.

LIBOR Transition
The Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, has announced that it will cease publication of one month USD LIBOR immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for financial contracts that matured after June 30, 2023 which did not contain clearly defined or practicable fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.
On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to Term SOFR. While the original agreements provided for a prescribed transition to an alternate rate, this series of transactions amended or modified our Credit Facility and all of our LIBOR-indexed interest rate swap agreements such that each agreement is now indexed to Term SOFR. Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to Term SOFR from LIBOR. The related interest rate cap agreement was amended effective July 15, 2023 to transition to Term SOFR from LIBOR. These transactions completed the conversion of all LIBOR-based agreements to Term SOFR.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2023.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$131,637	$79,032	$389,406	$282,242
Net income available to participating securities	181	147	518	515
Non-controlling interests	403	250	1,163	1,180
Interest expense	86,736	76,454	243,408	225,683
Interest expense in unconsolidated joint ventures	5,051	(613)	12,774	838
Depreciation and amortization	170,696	160,428	501,128	474,796
Depreciation and amortization of investments in unconsolidated joint ventures	2,690	1,714	7,686	3,466
EBITDA	397,394	317,412	1,156,083	988,720
Gain on sale of property, net of tax	(57,989)	(23,952)	(134,448)	(69,486)
Impairment on depreciated real estate investments	83	101	342	238
Net gain on sale of investments in unconsolidated joint ventures	(554)	(251)	(1,188)	(567)
EBITDAre	338,934	293,310	1,020,789	918,905
Share-based compensation expense(1)	8,929	7,930	21,493	22,565
Severance	392	46	916	253
Casualty losses, net (2)	2,429	19,903	5,214	22,636
(Gains) losses on investments in equity securities, net	499	796	(113)	4,000
Other, net(3)	2,533	8,372	7,968	11,605
Adjusted EBITDAre	$353,716	$330,357	$1,056,267	$979,964

(1)For the three months ended September 30, 2023 and 2022, $1,830 and $1,761 was recorded in property management expense, respectively, and $7,099 and $6,169 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2023 and 2022, $5,232 and $4,981 was recorded in property management expense, respectively, and $16,261 and $17,584 was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures. The three and nine months ended September 30, 2022 include an accrual of $19,000 for estimated losses and damages related to Hurricane Ian.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$131,637	$79,032	$389,406	$282,242
Net income available to participating securities	181	147	518	515
Non-controlling interests	403	250	1,163	1,180
Interest expense	86,736	76,454	243,408	225,683
Depreciation and amortization	170,696	160,428	501,128	474,796
Property management expense(1)	23,399	22,385	70,563	65,166
General and administrative(2)	22,714	20,123	59,957	57,104
Impairment and other(3)	2,496	20,004	5,527	22,874
Gain on sale of property, net of tax	(57,989)	(23,952)	(134,448)	(69,486)
(Gains) losses on investments in equity securities, net	499	796	(113)	4,000
Other, net(4)	2,533	8,372	7,968	11,605
Management fee revenues	(3,404)	(3,284)	(10,227)	(8,154)
Losses from investments in unconsolidated joint ventures	4,902	849	11,087	5,870
NOI (total portfolio)	384,803	361,604	1,145,937	1,073,395
Non-Same Store NOI	(34,248)	(24,606)	(92,380)	(63,838)
NOI (Same Store portfolio)(5)	$350,555	$336,998	$1,053,557	$1,009,557

(1)Includes $1,830 and $1,761 of share-based compensation expense for the three months ended September 30, 2023 and 2022, respectively. Includes $5,232 and $4,981 of share-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively.
(2)Includes $7,099 and $6,169 of share-based compensation expense for the three months ended September 30, 2023 and 2022, respectively. Includes $16,261 and $17,584 of share-based compensation expense for the nine months ended September 30, 2023 and 2022, respectively.
(3)The three and nine months ended September 30, 2022 include an accrual of $19,000 for estimated losses and damages related to Hurricane Ian.
(4)Includes interest income and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 76,138 homes for the three and nine months ended September 30, 2023.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022
Net income available to common stockholders	$131,637	$79,032	$389,406	$282,242
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	181	147	518	515
Non-controlling interests	403	250	1,163	1,180
Depreciation and amortization on real estate assets	167,921	158,199	493,027	468,272
Impairment on depreciated real estate investments	83	101	342	238
Net gain on sale of previously depreciated investments in real estate	(57,989)	(23,952)	(134,448)	(69,486)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	2,111	1,440	6,425	2,856
FFO	244,347	215,217	756,433	685,817
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	9,561	4,539	25,875	17,507
Share-based compensation expense(2)	8,929	7,930	21,493	22,565
Legal settlements	2,000	7,400	2,000	7,400
Severance expense	392	46	916	253
Casualty losses, net(1)(3)	2,429	19,903	5,214	22,636
(Gains) losses on investments in equity securities, net	499	796	(113)	4,000
Core FFO	268,157	255,831	811,818	760,178
Recurring capital expenditures(1)	(49,007)	(44,683)	(122,700)	(115,057)
Adjusted FFO	$219,150	$211,148	$689,118	$645,121

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)(6)	613,580,042	612,647,588	613,155,041	610,741,723

Net income per common share — diluted(4)(5)(6)	$0.21	$0.13	$0.64	$0.46

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	615,699,631	615,172,460	615,208,781	613,497,425

FFO per common share — diluted(4)(5)(6)	$0.40	$0.35	$1.23	$1.12
Core FFO per common share — diluted(4)(5)(6)	$0.44	$0.42	$1.32	$1.24
AFFO per common share — diluted(4)(5)(6)	$0.36	$0.34	$1.12	$1.05

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended September 30, 2023 and 2022, $1,830 and $1,761 was recorded in property management expense, respectively, and $7,099 and $6,169 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2023 and 2022, $5,232 and $4,981 was recorded in property management expense, respectively, and $16,261 and $17,584 was recorded in general and administrative expense, respectively.
(3)The three and nine months ended September 30, 2022 include an accrual of $19,000 for estimated losses and damages related to Hurricane Ian.
(4)On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the three and nine months ended September 30, 2023, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.

(5)Incremental shares attributed to non-vested share-based awards totaling 1,579,231 and 1,801,768 for the three months ended September 30, 2023 and 2022, respectively, and 1,305,739 and 1,529,591 for the nine months ended September 30, 2023 and 2022, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,829,337 and 2,008,267 for the three months ended September 30, 2023 and 2022, respectively, and 1,535,182 and 1,743,556 for the nine months ended September 30, 2023 and 2022, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(6)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,869,483 and 2,318,373 for the three months ended September 30, 2023 and 2022, respectively, and 1,824,297 and 2,541,737 for the nine months ended September 30, 2023 and 2022, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of September 30, 2023, our $3,872.1 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $647.1 million and Term Loan Facilities of $3,225.0 million. As of September 30, 2023, we had effectively converted 98.7% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.5 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreement, and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and nine months ended September 30, 2023.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

4.1
Fifth Supplemental Indenture, dated as of August 2, 2023, among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 5.450% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

4.2
Sixth Supplemental Indenture, dated as of August 2, 2023, among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 5.500% Senior Notes due 2033 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 2, 2023).

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
Date: October 26, 2023

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 26, 2023