Form 10-K
period 2023-12-31
Invitation Homes Inc.
filed 2024-02-21
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-K

☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2023
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					Yes	☐	No	☑
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
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.1 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 20, 2024, there were 611,958,239 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	8
Item	1A.	Risk Factors	21
Item	1B.	Unresolved Staff Comments	51
Item	1C.	Cybersecurity	51
Item	2.	Properties	53
Item	3.	Legal Proceedings	53
Item	4.	Mine Safety Disclosures	53

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	54
Item	6.	Reserved	55
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	79
Item	8.	Financial Statements and Supplementary Data	80
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	80
Item	9A.	Controls and Procedures	80
Item	9B.	Other Information	83
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	83

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	84
Item	11.	Executive Compensation	84
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	84
Item	13.	Certain Relationships and Related Transactions, and Director Independence	84
Item	14.	Principal Accountant Fees and Services	84

PART IV
Item	15.	Exhibits and Financial Statement Schedules	85
Item	16.	Form 10-K Summary	90

Exhibit Index
Signatures

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties as summarized below in “Summary Risk Factors.” These risks and uncertainties include among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets (including due to bank failures), geopolitical tensions, natural disasters, climate change, and public health crises, on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
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
•Our operating results are subject to risks associated with our real estate assets, as well as unfavorable global and United States economic conditions, uncertainty in financial markets (including due to bank failures), and geopolitical tensions;
•Supply chain disruptions, labor shortages, or labor inflation could have a material adverse impact on our business, financial condition, or operating results;
•A significant portion of our costs and expenses are fixed, including increasing property taxes, insurance costs, and HOA fees, and we may not be able to adapt our costs structure to offset declines in our revenue;
•Timing and costs of renovating our properties and the cost of maintaining rental properties may negatively affect our financial results;
•Concentration of our investments in certain markets and in the single-family properties sector of the real estate industry exposes us to seasonal fluctuations in rental demand and downturns in our markets or in the single-family properties sector;
•We face significant competition for quality residents, which may limit our ability to lease homes on favorable terms;
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
•possible title defects;
•acquisitions of new homes from third-party homebuilders;
•bulk portfolio acquisitions and dispositions;
•acquisitions through an auction process;
•evaluation of properties based on potentially inaccurate assumptions
•difficulty selling our real estate investments; and
•acquisitions of properties consistent with our investment strategy regardless of favorability of rental and housing markets;
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
•Investments in joint ventures may restrict our market choices and expose us to challenges, including limited decision-making authority, reliance on partners' financial conditions, potential liabilities for services provided, and disputes with joint venture partners;
•We may suffer losses that are not covered by insurance and we may elect to self-insure against potential losses;
•We are employing a business model with a limited track record, which may make our business difficult to evaluate;
•We may encounter challenges providing property and asset management services to portfolio owners of single-family homes leading to management distractions or operational inconsistencies;
•Compliance with governmental laws, regulations, and covenants, including expanding tenant rights’ laws, restrictions on evictions and collections, rent control laws, affordability covenants, permit, license, and zoning requirements, may negatively impact our rental income and profitability;
•Legal and regulatory proceedings and demands from tenant and consumer advocacy organizations, exacerbated by increased political and regulatory scrutiny of our industry, and negative publicity could constrain our operations and may result in significant litigation expenses and reputational harm;
•Many of our properties are part of HOAs, subjecting us and our residents to the rules of such HOAs, which are subject to change, and violations may lead to additional fees and penalties and costly litigation with such HOAs;
•Leasing fraud may negatively impact our operations, including the loss of revenue and/or an increase in costs to combat these activities, and may result in fines, settlements, litigation expenses, and reputational damage;
•We are highly dependent on information systems, and system failures, security breaches, and our use of emerging technologies such as artificial intelligence could disrupt our business and present business, reputational, legal, and compliance risks;

•We are subject to risks related to environmental, social, and governance issues, including risks from natural disasters, environmentally hazardous conditions, and physical and transitional climate change risks;
•Difficulty securing financing from debt and equity markets, or a credit ratings downgrade may negatively impact our growth strategy, financial condition, and operating results;
•We utilize a significant amount of indebtedness in our business, and our cash flows and operating results could be adversely affected by required debt payments or related interest and other risks of our debt financing;
•Provisions of Maryland law and our charter may limit the ability of a third party to acquire control of us, even if such change in control would be in the best interests of our stockholders; and
•Failure to maintain our qualification as a real estate investment trust (“REIT”) may result in taxation as a regular domestic corporation leading to a substantial tax liability, and maintaining our REIT status may hinder our ability to operate solely on the basis of maximizing profits.
This summary is qualified in its entirety by the more complete statement of risks and uncertainties in Part I. Item 1A. “Risk Factors.” You should carefully read the entire statement together with all of the other information in this Annual Report on Form 10-K when considering the risks and uncertainties in evaluating our company and our business.

DEFINED TERMS
Invitation Homes Inc. (“INVH”), a REIT, conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. Unless the context suggests otherwise, references in this Annual Report on Form 10-K to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer to INVH and its consolidated subsidiaries.
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
•“Carolinas” includes Charlotte-Concord-Gastonia, NC-SC, Greensboro-High Point, NC, Raleigh-Cary, NC, Durham-Chapel Hill, NC, and Winston-Salem, NC;
•“core markets” represent the 16 markets identified on our portfolio table in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Portfolio;”
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
•“SWH” refers to Starwood Waypoint Homes. On November 16, 2017, INVH and certain of its affiliates entered into a series of transactions with SWH and certain SWH affiliates, which resulted in SWH and its operating partnership being merged into INVH and INVH LP, respectively, with INVH and INVH LP being the surviving entities;
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

PART I

ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of December 31, 2023, we own approximately 85,000 homes for lease which are located primarily in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
We operate in markets with strong demand drivers, high barriers to entry, and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, as well as through strategic mergers and acquisitions, we designed our owned portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that enables us to effectively and efficiently acquire, renovate, lease, maintain, and manage both the homes we own and those we manage on behalf of others.
The portfolio of homes we own average approximately 1,880 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than a typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand.
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
As of December 31, 2023, INVH owns a 99.7% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.

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
•Local presence and expertise. In-market managers oversee the operations of local leasing, property management, and maintenance teams, enabling us to provide outstanding resident service, leverage local expertise in managing rental, occupancy, and turnover rates, and improve cost and oversight of renovations and ongoing maintenance of our homes. As a result of our concentrated footprint within our core markets, our regional managers and in-market teams are able to realize local-operator advantages, while still benefiting from significant economies of scale.
•Scalable, centralized infrastructure. We support local market operations with national strategy, infrastructure, workflows enabled by technology, and standards to drive efficiency, consistency, and cost savings. We utilize our extensive scale and investments in technology to ensure the consistent quality of our resident experience and maximize cost efficiencies and purchasing power. On a national level we are also able to standardize resident leases, employ a consistent approach to resident screening and leasing operations, and utilize dynamic, rules-based pricing tools informed by local market conditions.
Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are primarily located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership focused on investment and asset management strategy based in our corporate headquarters. Through the integration of investment, property management, and asset management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, and capital spending into asset selection and asset management. We believe the advantages of our integrated acquisition platform and local market expertise drive the performance of our existing total portfolio of 84,567 owned homes as of December 31, 2023 as well as the portfolio of homes we manage on behalf of others. We similarly believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
Our Business Activities
Since our founding in 2012, we have built a proven, vertically integrated operating platform that allows us to effectively and efficiently acquire, renovate, lease, maintain, and manage both the homes we own as well as those we manage on behalf of others, including our joint venture partners and third parties. Our differentiated approach, which combines a resident-centric focus, local market presence and expertise, and national strategy, infrastructure, technology-enabled workflows, and standards, informs all areas of our operations.
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

We have organized our property management associates and operating structure such that Vice Presidents of Operations in each of our core markets are responsible for the operations of local leasing, property management, and maintenance teams. We believe our operating model differentiates our approach to local market operations and enables us to provide superior, high-touch resident service, maximize the effectiveness of our in-market associates in managing rental, occupancy, and turnover rates and improve our cost management and oversight over both upfront renovations and ongoing maintenance.
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
Marketing and Leasing
Our associates are responsible for establishing rental rates, marketing and leasing properties, and collecting and processing rent. We establish and manage rental rates based on a dynamic, rules-based pricing tool that is informed by local market conditions, including a competitive analysis of market rents for institutional single-family rental properties, the size, fit and finish, and location of the home, the number of applications received, and the number of days a home has been available on the market. We also consider a number of qualitative factors, such as neighborhood characteristics, community amenities, and proximity to employment centers, desirable schools, transportation corridors, and local services.
We typically begin pre-marketing properties 30 to 45 days in advance of their becoming vacant to maintain high occupancy rates and reduce vacancy losses. We advertise available properties through multiple channels, including our proprietary website, internet listing services (such as Zillow, Trulia, HotPads, and Realtor.com), Multiple Listing Service (“MLS”), yard signs, search engine marketing, digital media, and local brokers. We offer flexible showing options for convenience, including virtual tours and floor plans, self-showings that leverage smart home technology, and in-person showings. We own internal brokerages to serve the states in which we operate and utilize in-market leasing experience specialists to drive an end-to-end resident experience that achieves our occupancy, revenue, and retention goals while facilitating enjoyment of a worry-free leasing lifestyle.
Prospective residents may submit an application on our website. To maintain brand consistency and better track compliance with leasing requirements, we utilize standardized online applications, national lease agreements, move-in and move-out documents, resident communications, and other ancillary documents. We evaluate prospective residents in a standardized manner through the use of third-party resident screening providers that obtain appropriate identification, evaluate credit history and household income, review the applicant’s rental history, and complete a background check for criminal activity, each in accordance with applicable law. Although we require a minimum income to rent ratio, many additional factors are also considered during the resident evaluation process, including eviction history, criminal history, and rental and other payment history.
Our disciplined investment strategy and local, in-market approach have given us scale and density of homes in desirable neighborhoods, enabling us to execute cost-effective advertising strategies targeting potential residents whose online behaviors indicate interest in these neighborhoods. We believe this approach increases our likelihood of capturing and retaining residents and enhances our opportunity to develop and market other programs and services.
Digital Marketing Initiatives and Branding
We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, giveaways, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, encourage them to pay their rent online, offer “Lease Friendly” and “Make It Home” design tips and giveaways, and hold an annual Resident Appreciation Month. Our resident engagement and social following continue to grow, owing partially to positive feedback from residents, who specifically mention our approachable lifestyle and home maintenance content that helps them make a house a home.
Resident Relations and Property Maintenance
The associates in each of our markets are responsible for property repairs and maintenance and resident relations. In coordination with a third-party vendor, we offer a 24/7 emergency telephone line to handle after-hours maintenance issues on an expedited basis as needed, and our residents can also contact us through our mobile app, our online resident portal, our call centers, or our local property management offices. As part of our property management best practices, we seek to conduct routine repairs and maintenance in a timely manner, as appropriate, by appointment at the resident’s convenience. We seek to utilize quality materials to minimize the recurrence of maintenance requests and maximize long-term rental income and cash flows from our portfolio.
We typically utilize our in-house maintenance associates in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, heating, ventilation, and air conditioning (“HVAC”) systems, plumbing, and electrical work to vetted, pre-approved third-party vendor partners. We strive to maximize the number of maintenance calls that are addressed by our in-house maintenance technicians. In cases where we outsource more complex or extensive repairs, our in-house maintenance associates provide oversight to ensure quality control and cost effectiveness. In addition, our in-house maintenance associates conduct periodic ProCare visits to our properties to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, conduct preventive maintenance, and ensure compliance with lease terms, local laws, and HOA rules and regulations.
ProCare service, our proactive property management service platform, includes several touchpoints over the term of a resident’s lease designed to enhance their satisfaction with our service model, improve the efficiency of our service and our homes’ systems, and ensure that each resident is properly educated regarding the home and their responsibilities. When a new resident moves into one of our homes, our associates conduct a resident orientation during which we revisit the terms of the lease, outline what aspects of the home’s upkeep are the resident’s responsibility, walk through all of the home’s major systems in order to familiarize the resident with their safe and proper operation, and inform the resident that we will be conducting a post move-in maintenance visit. Following the move-in orientation, each resident is encouraged to keep a record of any non-emergency service items. We conduct a post move-in maintenance visit approximately 45 days after move-in, during which our in-house property maintenance associates will address any non-emergency service needs the resident has noted. We believe this process has a number of benefits. First, by conducting an in-person move-in orientation, we are able to ensure that residents understand their obligations under the terms of their lease, as well as how to safely and properly operate the home’s systems, reducing both the likelihood of misaligned expectations and unnecessary wear and tear on the property. Second, by scheduling a post move-in maintenance visit, we are able to address multiple service requests in a single visit, improving the resident experience by avoiding the inconvenience of multiple service appointments and improving the efficiency and productivity of our in-house property maintenance associates. Finally, the post move-in maintenance visit allows us to more quickly identify residents who may not be adhering to the terms of their lease or may be subjecting the home to undue wear and tear and/or damages as a result of their treatment of the property.
We also conduct pre-move-out consultations 15 to 30 days prior to scheduled resident move-outs and any additional pre-move-out consultations required by applicable law. These consultations allow us to notify residents of any repairs they may need to undertake prior to moving out of the property, such as removing scuff marks or landscaping maintenance, in order to avoid forfeiture of part or all of their security deposit. In addition, these visits allow our in-house property maintenance associates to begin preparing a scope of work and budget for the turnover work we undertake between residents to prepare our homes to be re-leased to a new resident. These visits also improve our ability to pre-market our homes.
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

Investment and Asset Management
Acquisition Strategy
We have a disciplined acquisition platform that is capable of deploying capital from multiple capital sources, including our own balance sheet and joint ventures that we manage, across multiple acquisition channels and markets simultaneously. Our strategy targets both existing homes via MLS or through portfolio acquisitions and newly constructed homes via strategic relationships with homebuilders. Our markets were generally selected through a robust process utilizing an analysis of housing and rental market supply and demand fundamentals, macroeconomic and demographic trends, and risk-adjusted total return potential. Specifically, the process we use to select and, on an ongoing basis, evaluate our markets ranks these markets based on relative weightings of factors that include, but are not limited to, forecast population and employment growth, household formation, historical and forecast deliveries of new residential housing supply, size of the addressable market, volume of new and existing home sales, potential yields implied by the relationship between market rental rates and the price of single-family residential housing, forecast home price appreciation, and forecast rental rate growth.
We have amassed significant scale within our 16 core markets. In these markets, our acquisition strategy has been, and will continue to be, focused on buying, renovating, and operating high quality single-family homes for lease that we believe will appeal to and attract a high quality resident base, that will experience robust long-term demand, and that will benefit from capital appreciation. In evaluating acquisitions, we analyze numerous factors, including neighborhood desirability, proximity to employment centers, schools, and transportation corridors, community amenities, construction type, and required ongoing capital needs, among others.
We target submarkets and neighborhoods in undersupplied high-growth markets and leverage our in-house acquisition and operations teams’ local market expertise to acquire homes in desirable locations that we believe will experience above average rental rate growth and home price appreciation. Our in-house acquisition teams are comprised of dedicated professionals located in our markets and at our corporate headquarters who provide strategic direction and broad oversight. Our acquisition teams have significant local market experience and expertise in single-family investments and sales, which enables us to target specific submarkets, neighborhoods, individual streets, and homes that meet our selection and underwriting criteria. As part of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired or have agreed to purchase in the future from a homebuilder with whom we have a strategic relationship. We thus have a substantial proprietary database from which we can draw as we evaluate future acquisition opportunities in our markets. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition.
To identify investment opportunities, we also collaborate with local market real estate brokers, homebuilders, and strategic third-party technology platforms, which we leverage to source off-market acquisition opportunities. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinates with our in-house renovation, maintenance, and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.
Partnerships with Homebuilders
We have increasingly leveraged strategic relationships with homebuilders to identify opportunities to purchase newly constructed homes. These partnerships allow us to meaningfully scale and expand our portfolio with single-family homes that are specifically designed to be leased by our target customer. We commission the construction of homes in high-demand areas that cater to the needs and preferences of our residents, contributing to the overall number of homes available in a supply-constrained environment. These contractual arrangements generally provide for periodic deposits from us to the homebuilders and scheduled delivery of homes over a specified period of time.

Property Renovations
We have an in-house team of dedicated associates located in our markets who oversee the upfront property renovation process and the ongoing maintenance of our homes, with support from centralized construction experts and infrastructure, including technology-enabled workflows. This team works in collaboration with our in-house investment and property management teams to maximize the total return of our upfront investment and minimize ongoing maintenance costs. To this end, our professionals ensure the following are evaluated: the structural needs and major systems of a property (e.g., examining roofs, HVAC systems, and siding); other maintenance-reducing improvements and repairs (e.g., installing durable hard-surface flooring, removing carpet from high-traffic areas, and testing plumbing and pipes both in the home and out to the street); and the level of fit and finish required to maintain consistency with our brand standards and maximize rental demand (e.g., selecting cabinet and countertop finishes and appliances designed to improve resident demand).
In general, before a previously owned home is acquired or first becomes vacant after acquisition, our in-house teams begin the renovation process by preparing a detailed renovation budget and scope of work based on an assessment of each property’s major systems and structural features. These include HVAC, roofs, pools, and plumbing and electrical systems. In addition, we also evaluate other features of the home’s fit and finish, including appliances, landscaping, decks and/or patios, and fixtures. During our initial assessment, we also determine the potential for, and potential return on, any value-additive upgrades that may reduce future operating costs or enhance rental demand and, by extension, our ability to realize more attractive rental, occupancy, or turnover rates.
We are able to drive cost efficiencies through oversight by our local associates of the entire process of renovating our homes. Each property’s detailed budget and scope of work prepared by our in-house team of renovation professionals is reviewed and vetted by our operations teams, both locally and nationally, and in certain cases of work we contract directly, presented for bid to one or more of our pre-approved vendor partners in each of our markets. In the case of work for which we rely upon general contractors, we set prices based on the scope of work involved. By establishing and enforcing best practices and quality consistency, and through a constant process of evaluating and grading our vendor partners, we believe that we are able to reduce the costs of both materials and labor. For example, we have negotiated discounts and extended warranties for products that we regularly use during the renovation process, including appliances, HVAC systems and components, carpet and flooring, and paint, among others. We are also able to reduce general contractor fees by working directly with vendors. We believe this approach results in both a larger proportion of our upfront renovation expenditures going toward actual investment in our homes as well as lower overall expenditures than if we were to outsource all elements of vendor selection and oversight to third-party general contractors.
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives and recycle capital into homes that better fit our long-term investment objectives. We believe we have a proven ability to optimize sales prices while reducing both time to sell and selling costs by utilizing multiple distribution channels, including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS. We believe the significant local density of our portfolio, which averages approximately 5,000 homes in each of our core markets as of December 31, 2023, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Environmental, Social, and Governance
As one of the nation’s premier home leasing companies, we have an opportunity to make a profound impact through sustainability initiatives as we seek to embody our values of Unshakeable Integrity, Genuine Care, Continuous Excellence, and Standout Citizenship. Our mission statement “Together with you, we make a house a home” reflects our efforts to create an exceptional leasing experience for our residents, a workplace where our associates can thrive, and ESG practices that contribute to a more inclusive, equitable, and sustainable world. As outlined in our 2022 ESG update, Bringing Sustainability Home, we are committed to incorporating sustainability efforts into our strategy, processes, and operations.
 We believe that integrating ESG initiatives into our strategic business objectives is part of our long-term success, and we continue to evolve our corporate strategy to meet sustainability and social responsibility commitments. To that end, our in-house ESG professionals and a cross-functional task force of associates ensure consistent attention and focus on ESG matters. In addition, the Nominating and Corporate Governance Committee of the board of directors is responsible for monitoring, reviewing, and providing oversight of our ESG strategy, initiatives, and policies via periodic updates from management regarding our ESG activities and progress. We also believe in the value of feedback, and we hold ourselves accountable.  We participate in the GRESB Real Estate Assessment for a third-party evaluation of our ESG performance, and we are the first United States REIT to link the pricing of a revolving credit facility to our GRESB score.
Through our integrated and ongoing approach to sustainability and corporate responsibility, we seek to drive positive change and create value for our stakeholders. Our guiding social responsibility, business, and workplace policies apply to our directors, officers, associates, and vendors. These policies apply to all activities undertaken by or on behalf of Invitation Homes anywhere we operate. Among other things, these policies encompass community and associate engagement, diversity, equity, and inclusion (“DE&I”), human rights, corporate governance and ethics, and environmental initiatives.
Environmental Stewardship
We are committed to sustainability and being a good corporate citizen. We focus on environmental sustainability because we recognize that the operation of our assets, how our associates manage and conduct our business, and how our residents use their homes can have a meaningful impact on the environment.  While each resident is solely responsible for utility expenses related to energy and water usage, we seek to address environmental impacts within our control and encourage our residents to do the same in their homes. For information about our perspective on climate change see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Climate Change.”
Social Responsibility
We strive to provide a work environment that attracts, develops, and retains top talent by creating an engaging work experience with opportunities for development. Further, our engagement with residents, community members, vendors, and others helps build strong connections that benefit our communities.
Residents
By offering quality homes in attractive neighborhoods, we believe we give residents the choice to lease a home in a community that may not have otherwise been attainable. We strive to provide our residents with a worry-free leasing lifestyle through service that includes welcoming them with an in-person home orientation at move-in, making their lives easier with our smart home technology and other value-add service offerings, providing 24/7 maintenance combined with our ProCare property management platform, and surveying residents to ask for feedback that can help us make their experience even better. We have successfully driven consistently high resident satisfaction by promoting a culture of Genuine Care, including through a formal recognition program and by linking a portion of all operational associates’ compensation to resident satisfaction.
Maintaining consistent and transparent communication with our residents is a priority. In the last few years, we have updated resources on our external website to promote transparency, including:
•a step-by-step guide to our application process, including detailed qualification requirements, for potential residents;
•a detailed move-out guide to inform residents of the steps to take when moving out of one of our homes, as well as tips on how to receive their full security deposit back; and
•a detailed list of lease components such as rent, utility reimbursements, value-add services, and related fees to build awareness of the residents’ service selections and the charges they are responsible for when they lease a home.
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
Our all-time company rating of 4.2 on Google and Yelp combined, our A+ rating with the Better Business Bureau (“BBB”), and our BBB accreditation evidence our commitment to resident satisfaction.

In late 2023, we entered into a partnership with Esusu, a financial technology platform designed to facilitate the reporting of positive rent payment behavior to all three credit reporting agencies. We believe our residents should receive credit for timely rent payments. At no cost to them, we have successfully enrolled 180,000 residents in the positive rent reporting program. Credit scores for a majority of our residents have improved on average by over 30 points since enrollment. Additionally, our residents benefit from convenient access to Esusu’s online portal where they can view their credit scores and trended score data, gaining valuable insights to enhance their financial awareness.
Human Capital
As of December 31, 2023, we had 1,555 dedicated full-time associates, which we supplement with temporary and contract resources as needed. None of our associates are covered by a collective bargaining agreement. Associates are the backbone of our company, and we understand that nothing is accomplished without the day-to-day dedication of our invaluable teams. Whether they are front-line market associates who represent us each and every day with our residents or centralized team members who support the front line and strive to ensure the quality and consistency of our work, our associates are our greatest asset. From our focus on associates’ well-being, health, and safety to our support of a DE&I culture, we treat each other fairly and act with honesty, integrity, and respect.
We believe that diverse, equitable, and inclusive companies make for more innovative, engaged, and happy teams. Our organization celebrates diversity and cultivates a culture of equity and inclusion. As of December 31, 2023, women comprise 44% of all associates and 43% of our manager and above population, and people of color comprise 44% of all associates and 30% of our manager and above population. During the year ended December 31, 2023, 43% of our new hires were women and 45% were people of color. We currently have six active Employee Resource Groups (“ERGs”): Together With Women; The Black Collective; Juntos; GenNEXT; Open Invitation; and Asian Alliance. As of December 31, 2023, 460 associates were members of at least one ERG.
Our DE&I philosophy contributes to our overall business strategy and serves as a catalyst for retaining our associates, recruiting diverse talent, and building beneficial business relationships with key stakeholders. This business approach is expected to help increase our workforce diversity, retain and upskill our talent, and enhance our company’s culture. We expect this to position us as an employer of choice and one of the nation’s leading home leasing companies. In 2023, we were recognized for our commitment to diversity, equity, and inclusion through several external awards: Best Company for Diversity, Best Company for Women, Best CEO for Women and Best CEO for Diversity by Comparably; and Best Company by Fairygodboss.
We value feedback from our associates, and we maintain a continuous listening associate survey tool, Our Family. Your Voice. We continue to achieve high participation by our associates, with 86% of our associates sharing feedback at least once in 2023. This tool provides managers with actionable feedback on several key engagement dimensions. We believe meaningful actions based on associate feedback provided by the surveys have resulted, and will continue to result, in ongoing high engagement with our associates as evidenced by our strong associate Net Promoter Score of 65 at the end of 2023, compared to a benchmark of 32. In 2023, our focus on engagement led to recognition by Comparably for Best Company Culture, Best Company for Work-Life Balance, and Best Company for Outlook and by US News and World Report as one of the Best Companies to Work for in Real Estate.
We recognize the value of providing regular development opportunities for our associates that improve their capability to succeed in their current roles and achieve career growth to meet their aspirations. Growing People for Success is our fully integrated talent cycle that incorporates our performance and feedback process, career growth and development, and leadership behaviors model. We also conduct an annual mandatory compliance training campaign and offer a robust catalog of online learning and development videos designed to help associates build their skills. We were recognized by Comparably in 2023 for Best Company for Career Growth.
We are committed to accelerating the development of our leaders through various programs such as “Leadership Essentials,” a program designed to build capable and confident leaders that can lead and inspire a diverse workforce in an ever-changing environment. In 2023, we launched the second cohort of “Peak,” an immersive six-month leadership development program for 25 emerging leaders. We also expanded “LeAP,” our leadership assessment program, aimed at creating a science-based approach to identifying, growing, and retaining our top talent. This commitment to leadership development resulted in Invitation Homes being recognized by Comparably in 2023 as having Best Company Leadership.

We believe that competitive compensation and benefits are key drivers of associate attraction, retention, motivation, and engagement. Compensation is one component of our Total Value offering for Invitation Homes associates, and we strive to compensate associates fairly and consistently based on market rates for their roles, experience, and how they perform. We monitor our pay equity practices on an ongoing basis and consider pay equity dynamics when promoting internally and hiring externally. Sustaining pay equity is a key focus for us now and in the future.
Another component of our Total Value offering for associates is our holistic wellness program, which is designed to enhance mental, physical, and financial wellbeing. We also offer a myFlexibility program under which many of our office-based associates work hybrid schedules. Health and safety programs and processes are also vitally important to the wellbeing of our associates, and we conduct monthly safety training for our maintenance associates and a regular driving safety training for our fleet drivers. We strive to drive continuous improvement in our health and safety performance by maintaining high standards for our health and safety compliance programs and reinforcing expectations with respect to safe behaviors and safety rules. We endeavor to ensure that our associates are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. We continually monitor the number of work-related injuries per 100 associates in a one-year period. New incidents are reported and evaluated for corrective action, and through continuous investment in health and safety, we strive to mitigate the risk of on-the-job injuries. Our 2023 incident rate was 3.39, compared to 3.49 in 2022 and 3.26 in 2021.
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
We encourage our associates to be good neighbors in their respective communities by partnering with local organizations to provide support to those in need. We are actively engaged in a broad range of community and philanthropic activities in our markets, contributing funds nationwide and encouraging our associates to be active in their communities by providing each of them 20 hours of paid volunteer time each year. In 2023, associates volunteered 19,733 hours in their local communities.
Governance and Ethical Business Practices
We strive every day to ensure that our actions result in value for the individuals and organizations that have chosen to invest in our company, and we take that responsibility very seriously. We believe that ethical business practices and good governance promote the long-term interests of our stockholders, strengthen the board of directors and management accountability, and improve our standing as a trusted member of the communities we serve.
We believe it is critically important to maintain a corporate culture that demands integrity and reflects our ethical values. We are committed to operating at the highest ethical level and serving as a responsible fiduciary for our stockholders. Everyone who works at or with Invitation Homes should feel confident about our high ethical standards, our honesty, and our integrity. Our Code of Conduct drives our daily decisions, demonstrating our commitment to be a responsible corporate citizen and a good business partner.  We work hard daily and are committed to delivering on our company’s mission statement — “Together with you, we make a house a home.” In doing so, our actions are guided by our company’s core values: Unshakeable Integrity, Genuine Care, Continuous Excellence, and Standout Citizenship. The Code of Conduct helps guide us as we collaborate to accomplish our goals together, while holding ourselves individually responsible for our work and accountable for our actions.

Code of Conduct
Our Code of Conduct is supported by associate conduct policies and programs and reinforced through regular associate training. Honesty and integrity are essential in our daily interactions with residents, fellow associates, vendors, suppliers, and other stakeholders. Our Code of Conduct articulates these tenets, including policies on conflicts of interest, gifts and entertainment, fraud, sanctions, outside activities, political contributions, and bribery and corruption. Any associate who violates the requirements of the Code of Conduct, or any of our other policies, is subject to disciplinary action up to and including termination.
Reporting Violations and Whistleblower Protection
Our confidential compliance hotline is critical to our our ethics and compliance program. The hotline is available 24 hours a day, 365 days a year and is operated by a third-party compliance management provider, enabling automated and anonymous reporting. We have implemented a “whistleblower” policy that allows our associates to file reports regarding any impropriety on a confidential and anonymous basis and establishes comprehensive procedures for the receipt, retention, investigation, and treatment of reports. The reports are reviewed with our audit committee at meetings throughout the year. Our Code of Conduct provides that “neither our company, nor any director, officer, employee, contractor, subcontractor, or agent of the company will, directly or indirectly, discharge, demote, suspend, threaten, harass, or in any manner discriminate or retaliate against any person who, in good faith, makes a report or assists in investigating a report.”
Vendor Practices
We have adopted a Vendor Code of Conduct that extends our values to company vendors and highlights our commitment to ethical business practices, safe labor conditions, respect for human rights, environmental stewardship, and regulatory compliance.
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
See “ — Systems and Technology” for information about cybersecurity risk management.
Insurance
We maintain property, casualty, flood, and corporate-level insurance coverage related to our business, including general liability, business auto, umbrella, commercial crime, directors’ and officers’ liability, fiduciary liability, cyber liability, employment practices liability, and workers’ compensation insurance. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage, and industry practice. However, our insurance coverage is subject to deductibles and coverage exclusions, and we are self-insured up to the amount of such deductibles and exclusions. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Operations — We may suffer losses that are not covered by insurance.”
Systems and Technology
Effective systems and technology are essential components of our business. To ensure scalability for continued growth of our portfolio of single-family homes for lease, we have made significant investments in various processes and systems including lease and property management, construction management, property and corporate accounting, asset management and data analysis. In addition to carefully monitoring our core platform, we consistently advance cloud-based digital technologies to benefit both our residents and our associates.
We offer choice and control to our prospective and existing residents by providing a mobile-responsive website, an iOS app, and an Android app to engage with us. Prospective residents can browse homes available for lease, take virtual tours, request additional information, and apply to lease a specific home. Our existing residents have the added convenience of requesting maintenance services, paying rent, and learning about value-add services – all from their digital platform of choice.
Our associates are able to support and manage requests for critical functions such as leasing and maintenance through easy-to-use digital tools. Our system is designed to handle the core requirements of residential property accounting, including accounting for security deposits as well as payment of property-level expenses. The system also interfaces with our third-party resident screening vendors to expedite evaluations of prospective residents’ rental applications.
Throughout our operations, we rely on technology systems that integrate with various third-party vendors and service providers. The failure of these systems or services to perform at subscribed levels could adversely impact our business. Taking a proactive approach and engaging with our third-party vendors about service delivery and implementing security risk management controls allow us to mitigate any potential negative impact on our business. For more information on the risks related to our use of technology and cybersecurity risk management, see Part I. Item 1A. “Risk Factors — Risks Related to Information Technology, Cybersecurity, and Data Protection — Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer” and Part I. Item 1C. “Cybersecurity.”
Competition
We face competition from different sources in each of our primary activities: acquiring and leasing our properties and providing asset and property management services for single-family homes. We believe our competitors in acquiring properties for investment purposes are larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified, individual investors, and small private investment partnerships looking for one-off acquisitions of investment properties that can either be leased or restored and sold. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs, and other sizable private institutional investors. These same competitors may also compete with us for residents and may provide property and asset management services similar to those that we provide. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio, and adversely impact our ability to achieve attractive total returns. However, we believe that our acquisition platform, our extensive in-market property operations infrastructure, and local expertise in our markets provide us with competitive advantages.
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2023.
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
Regulation
General
Our business operations and properties are subject to various covenants, laws, ordinances, and rules. We seek to comply in all material respects with such covenants, laws, ordinances, and rules, and we also require that our residents agree to comply with such covenants, laws, ordinances, and rules in their leases with us.
Fair Housing Act
The Fair Housing Act (“FHA”) and its state law counterparts and the regulations promulgated by the United States Department of Housing and Urban Development and various state agencies prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women, and people in the process of adopting a child or securing custody of children under the age of 18), disability or, in some states, financial capability and veteran status, among other protected classes. We train our associates on a regular basis regarding such laws and regulations and we believe that our properties are in compliance with the FHA and other such regulations.
Municipal Regulations and Homeowners’ Associations
Our properties are subject to various municipal regulations and orders, and county and city ordinances, including without limitation, use, operation and maintenance of our properties. Certain of our properties are subject to the rules of the various HOAs where such properties are located. HOA rules and regulations are commonly referred to as “covenants, conditions and restrictions,” or CC&Rs, and typically consist of various restrictions or guidelines regarding use and maintenance of the property, including, among others, landscaping standards, noise restrictions, or guidelines as to how many cars may be parked on the property.
Broker Licensure
We own internal brokerages to serve the states in which we operate and utilize in-market leasing experience specialists to drive an end-to-end resident experience that achieves our occupancy, revenue, and retention goals while facilitating enjoyment of a worry-free leasing lifestyle. Our internal brokerages are subject to numerous federal, state, and local laws and regulations that govern the licensure of real estate agents and brokers and affiliate brokers and set forth standards for, and prohibitions on, the conduct of real estate brokers. Such standards and prohibitions include, among others, those relating to fiduciary and agency duties, administration of trust funds, collection of commissions, and advertising and consumer disclosures, as well as compliance with federal, state, and local laws and programs for providing housing to low-income families. Under applicable state law, we generally have a duty to supervise and are responsible for the conduct of our internal brokerages.

Environmental Matters
As a current or prior owner of real estate, we are subject to various federal, state, and local environmental laws, regulations, and ordinances, and we could be liable to third parties as a result of environmental contamination or noncompliance at our properties, even if we no longer own such properties. We are not aware of any environmental matters that would have a material adverse effect on our financial position. See Part I. Item 1A. “Risk Factors — Legal and Regulatory Related Risks — Contingent or unknown liabilities could adversely affect our financial condition, cash flows, and operating results. ”
Laws and Regulations Regarding Privacy and Data Protection
We are subject to a variety of laws and regulations that involve matters such as privacy, data protection, content, consumer protection, and other matters. For example, the California Consumer Privacy Act and the Nevada Privacy Law, which took effect in January 2020, establish certain transparency rules and create new data privacy rights for users, including more ability to control how their data is shared with third parties. See Part I. Item 1A. “Risk Factors — Risks Related to Information Technology, Cybersecurity, and Data Protection — Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.”
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
Risks Related to Our Business Environment and Industry
Our operating results are subject to general economic conditions and risks associated with our real estate assets.
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, many of which are beyond our control, including, without limitation:
•unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets, and geopolitical tensions;
•bank failures or other liquidity constraints affecting financial institutions;
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
•changes in laws, including those that increase operating expenses or limit our ability to increase rental rates. See “Legal and Regulatory Related Risks — Eviction, tenant rights, rent control, and rent stabilization laws, and other similar laws and/or regulations that limit our ability to collect rent, enforce remedies for failure to pay rent, or increase rental rates may negatively impact our rental income and profitability;”
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
Many factors impact the single-family rental market; and if rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash could decline.
The success of our business model depends, in part, on conditions in the single-family rental market in which we operate. One of the possible impacts on our results of operations and key operating metrics due to limitations on our ability to increase rental rates could be a decrease in gross rental revenues and other property income. Our investment strategy is based on assumptions about occupancy levels, rental rates, interest rates, and other factors; and if those assumptions prove to be inaccurate, our cash flows may be reduced. Multiple economic and demographic factors may contribute to increases or decreases in homeownership rates resulting in fluctuating rental rates and average occupancy levels. Revenues earned from our property and asset management services are sensitive to macroeconomic conditions that negatively impact rent collections and the performance of the properties we manage. In addition, we expect that if investors like us increasingly seek to capitalize on opportunities to purchase housing assets and convert them to productive uses, competition in the market for the supply of single-family rental properties may increase and could result in a higher cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.
Inflation could adversely affect our business and financial results.
Inflation, which continued to increase during 2023, has adversely affected us by increasing the costs of products, materials, and labor needed to operate our business and could continue to adversely affect us in future periods. The effects of inflation on our financial condition and results of operations over the past few years are primarily related to increased operating costs for the procurement of goods and service, compensation of our associates, including benefits, and financing costs in the form of interest expense. Continued inflationary pressures could have a material impact on our results of operations in the future. In an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. High levels of inflation may also negatively impact consumer income and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.

Increasing property taxes, insurance costs, and HOA fees may negatively affect our financial results.
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
In addition, a significant portion of our properties are located within HOAs, and we are subject to HOA rules and regulations. HOAs have the power to increase monthly charges and make assessments for capital improvements and common area repairs and maintenance.
Property taxes, insurance costs, and HOA fees may be subject to significant increases, which can be outside of our control. If the costs associated with property taxes, insurance, or HOA fees and assessments rise significantly and we are unable to increase rental rates due to current market conditions, rent control laws, or other regulations to offset such increases, our results of operations would be negatively affected.
Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease.
A significant outbreak of infectious disease, medical epidemic, or a pandemic may result in a widespread health crisis and may lead to an economic downturn that could negatively affect our business, results of operations, and financial condition. To the extent our current or prospective residents experience unemployment, deteriorating financial conditions, and declines in household income, resulting from medical epidemics or pandemics, they may be unwilling or unable to pay rent in full on a timely basis or renew or enter into new leases for our homes, and our revenues and operating results could be negatively affected.
Measures put in place in response to a pandemic such as temporary eviction moratoriums if certain criteria are met by residents, deferral of missed rent payments without incurring late fees, and restrictions on rent increases may impose restrictions on our ability to enforce residents’ contractual rental obligations and limit our ability to collect and increase rents.
The resulting impact from a future pandemic or outbreak of infectious disease on rental revenues and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all.
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
Disease outbreaks, epidemics, pandemics, or similar widespread public health concerns and the volatile regional and global economic conditions stemming therefrom, as well as reactions to future pandemics, could also precipitate or aggravate the other risk factors set forth in this Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition, and results of operations.

Risks Related to our Business and Operations
We may not be able to effectively manage our growth, and any failure to do so may have an adverse effect on our business and operating results.
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of approximately 85,000 owned homes as of December 31, 2023 and providing property and asset management services to portfolio owners of single-family residential properties. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:
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
Many of the expenses associated with our business, such as property taxes, insurance, HOA fees, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by inflationary increases, and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.
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
Our investments in real estate assets and the investments we manage on behalf of others are and may continue to be concentrated in our markets and in the single-family properties sector of the real estate industry. A downturn or slowdown in the rental demand for single-family housing caused by adverse economic, regulatory, or environmental conditions, or other events, in our markets may have a greater impact on the value of our owned and managed properties or our operating results than if we had more fully diversified our investments. We believe that there are seasonal fluctuations in rental demand with demand higher in the spring and summer than in the late fall and winter. Such seasonal fluctuations may impact our operating results.
In addition to global and United States economic conditions, our operating performance will be impacted by the economic conditions in our markets. We base a substantial part of our business plan on our belief that property values and operating fundamentals for single-family properties in our markets will continue to improve over the near to intermediate term. However, these markets have experienced substantial economic downturns in the past and could experience similar or worse economic downturns in the future. We can provide no assurance as to the extent property values and operating fundamentals in these markets will improve, if at all. If an economic downturn in these markets occurs or if we fail to accurately predict the timing of economic improvement in these markets, the value of our properties could decline and our ability to execute our business plan may be adversely affected to a greater extent than if we owned and managed real estate portfolios that were more geographically diversified, which could adversely affect our financial condition, operating results, and ability to make distributions to our stockholders and cause the value of our common stock to decline.
We may not be able to effectively control the timing and costs relating to the renovation and maintenance of our properties, which may adversely affect our operating results and ability to make distributions to our stockholders.
Most of our properties require some level of renovation either immediately upon their acquisition or in the future following expiration of a lease or otherwise. We may acquire properties that we plan to renovate extensively. We may also acquire properties that we expect to be in good condition only to discover unforeseen defects and problems that require extensive renovation and capital expenditures. To the extent properties are leased to existing residents, renovations may be postponed until the resident vacates the premises at which time the costs of renovating will be incurred. In addition, from time to time, we may perform ongoing maintenance or make ongoing capital improvements and replacements and perform significant renovations and repairs that resident deposits and insurance may not cover. Because the portfolio of homes we own and manage consists of geographically dispersed properties, our ability to adequately monitor or manage any such renovations or maintenance may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.
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
We face significant competition in the leasing market for quality residents, which may limit our ability to lease the single-family homes we own and manage on favorable terms.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our properties. We face competition for residents from other lessors of single-family properties, apartment buildings, and condominium units. Competing properties may be newer, better located, and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. Additionally, we may fail to receive certain subsidies that we have received in the past, while some competing housing options may qualify for such government subsidies or other government subsidies, which may render the properties of our competitors as more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.
In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. Unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets (including due to bank failures), may materially negatively impact our residents, such as being unable to access their existing cash to fulfill their payment obligations to us due to future bank failures, and our business could be negatively impacted.
We could also be adversely affected by overbuilding or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings and condominium units in many of our markets will increase the supply of housing and exacerbate competition for residents.
In addition, laudable government sponsored programs to promote home ownership may encourage potential renters to purchase residences rather than lease them, thereby causing a decline in the number and quality of potential residents available to us.
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
Though we are internally managed, we use local and national third-party vendors and service providers to provide certain services for our properties. For example, we typically engage third-party home improvement professionals with respect to certain maintenance and specialty services, such as HVAC, roofing, painting, and floor installations. Selecting, managing, and supervising these third-party service providers requires significant resources and expertise, and because our portfolio consists of geographically dispersed properties, our ability to adequately select, manage, and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties were more geographically concentrated.
An overall labor shortage experienced by our vendors, lack of skilled labor, increased turnover, or labor inflation, caused by a pandemic or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, or operating results. We have entered into a multi-year contract with a third-party vendor to provide certain services for our properties. Because of the large volume of services under this contract, only a limited number of companies are capable of servicing our needs on this scale. Accordingly, the inability or unwillingness of this vendor to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.
We generally do not have exclusive or long-term contractual relationships with third-party providers, and we can provide no assurance that we will have uninterrupted or unlimited access to their services. If we do not select, manage, and supervise appropriate third parties to provide these services, our reputation and financial results may suffer.
We rely on the systems of our third-party service providers, their ability to perform key operations on our behalf in a timely manner and in accordance with agreed levels of service, and their ability to attract and retain sufficient qualified associates to perform our work. A failure in the systems of one of our third-party service providers, or their inability to perform in accordance with the terms of our contracts or to retain sufficient qualified associates, could have a material adverse effect on our business, results of operations, and financial condition.
Notwithstanding our efforts to implement and enforce strong policies and practices regarding service providers, we may not successfully detect and prevent fraud, misconduct, incompetence, or theft by our third-party service providers. In addition, any removal or termination of third-party service providers would require us to seek new vendors or providers, which would create delays and adversely affect our operations. Poor performance by such third-party service providers may reflect poorly on us and could significantly damage our reputation among desirable residents. In the event of fraud or misconduct by a third party, we could also be exposed to material liability and be held responsible for damages, fines, or penalties and our reputation may suffer. In the event of failure by our general contractors to pay their subcontractors, our properties may be subject to filings of mechanics or materialmen liens, which we may need to resolve to remain in compliance with certain debt covenants, and for which indemnification from the general contractors may not be available.

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
Our strategy to acquire homes from third-party homebuilders could subject us to significant risks that could adversely affect our financial condition, cash flows, and operating results, and the strategy may be restricted by governmental regulations and zoning requirements.
We expect to continue entering into contracts with homebuilder counterparties for the acquisition of new homes. Pursuant to these contracts, homes will be delivered to us pursuant to a negotiated delivery schedule. We have made commitments for future fundings, and there can be no assurance that funding will be available to us for such purposes. Additionally, if home values decline subsequent to when we entered into contracts with homebuilder counterparties, we may not be able to adjust our contractual acquisition prices to reflect the decreased home values.
This strategy depends on the performance of our counterparties and the ability of homebuilders to develop new homes specifically for our purchase. We rely on builder counterparties to acquire land suitable for residential building in our markets, and to deliver quality homes at reasonable prices in a timely manner, in accordance with agreed to specifications. A failure of builder counterparties to perform in accordance with the terms of our agreements, could have a material adverse effect on our business. Further, poor performance by homebuilder counterparties may reflect poorly on us and could damage our reputation. Additionally, governmental laws, regulations, and zoning requirements may be imposed that restrict our ability to purchase homes from third-party homebuilders that are intended for rental purposes in areas where we would like to invest.

Unoccupied homes could be difficult to lease, which could adversely affect our revenues.
The properties we acquire may often be vacant at the time of closing, and we may acquire multiple unoccupied homes in close geographic proximity to one another. We may not be successful in locating residents to lease the individual properties that we acquire as quickly as we had expected, or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those properties without longer than assumed delays, which may result in increased renovation and maintenance costs and opportunity costs from lost revenues.
Unoccupied homes may also be at risk for fraudulent activity which could impact our ability to lease a home. As a result, if vacancies continue for a longer period of time than we expect or indefinitely, we may suffer reduced revenues, incur additional operating expenses and capital expenditures, and our homes could be substantially impaired, all of which may have a material adverse effect on us.
We rely on information supplied by prospective residents in managing our business.
We evaluate prospective residents in a standardized manner through the use of a third-party resident screening vendor partners. Our resident screening process includes obtaining appropriate identification, a thorough evaluation of credit history and household income, a review of the applicant’s rental history, and a background check for criminal activity. We make leasing decisions based on information in rental applications completed by a prospective resident and screened by our third-party partners, and we cannot be certain that this information is accurate. Additionally, these applications are submitted to us at the time we evaluate a prospective resident, and we do not require residents to provide us with updated information during the terms of their leases, notwithstanding the fact that this information can, and frequently does, change over time. For example, increases in unemployment levels or adverse economic conditions in certain of our markets may adversely affect the creditworthiness of our residents in such markets. Even though this information is not updated, we will use it to evaluate the characteristics of our portfolio over time. If resident-supplied information is inaccurate or our residents’ creditworthiness declines over time, we may make poor or imperfect leasing decisions and our portfolio may contain more risk than we believe.
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
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, hail, pollution, acts of war, acts of terrorism or riots, certain environmental hazards, and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity, fires, or wind and/or flood risk. Any and all such severe weather events may be exacerbated by global climate change, resulting in increased insurance premiums and deductibles, or a decrease in the availability of coverage. See “Risks Related to Environmental, Social, and Governance Issues — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.” While we have annual policies for earthquakes, hurricane, and/or flood risk, our properties may nonetheless incur casualty losses that are not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. There can be no assurance that we are adequately insured to protect against potential casualty losses and liabilities, and we may elect to self-insure against certain potential losses, accept higher deductibles, utilize an insurance captive, or reduce the amount of coverage in response to excessive insurance premium increases.
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
We may encounter challenges in effectively providing the professional property and asset management services we offer to owners of single-family home portfolios on a contractual basis. Our failure to effectively perform professional property and asset management functions or to effectively manage the expanded portfolio of properties we manage could materially and adversely affect us.
There can be no assurance that we will be able to effectively manage a significant increase in the number of properties we manage. The potential difficulties we may encounter in providing professional property and asset management services may include, without limitation:
•our inability to effectively perform the property and asset management services at the level and/or the cost that we anticipate or as a result of a failure to allocate sufficient resources to meet those needs;
•our inability to manage the complexities associated with hiring and retaining key personnel required to provide property and asset management services to the increased number of properties we manage as we grow;
•integrating additional regulatory and legal compliance controls and financial reporting practices and controls into our business;
•failure to have received comprehensive diligence regarding the properties or existing tenants that we manage, which may have impaired our assessment of the engagement;
•potential unknown liabilities and unforeseen increased expenses associated with property and asset management; and
•performance shortfalls as a result of the diversion of management’s attention caused by a significant increase in the number of properties we manage.

For all these reasons, it is possible that providing professional property and asset management services could result in the distraction of our management or inconsistencies in our operations, services, standards, controls, policies, and procedures, any of which could adversely affect our business and financial results.
We are employing a business model with a limited track record, which may make our business difficult to evaluate.
Until recently, the single-family rental business was comprised primarily of private and individual investors in local markets and was managed individually or by small, non-institutional owners and property managers. Our business strategy involves purchasing, renovating, maintaining, and managing a large number of residential properties and leasing them to qualified residents. Entry into this market by large, well-capitalized investors is a relatively recent trend, so few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and investment strategy can be implemented and sustained over an extended period of time. It may be difficult to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and ability to make distributions to our stockholders and cause our stock price to decline significantly.
We have a limited operating history and may not be able to operate our business successfully or generate sufficient cash flows to make or sustain distributions to our stockholders.
We have a limited operating history. As a result, an investment in our common stock may entail more risk than an investment in the common stock of a real estate company with a substantial operating history. If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and stockholders could lose all or a portion of the value of their ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:
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
•costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, property taxes, insurance, and HOA fees;
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
Legal and Regulatory Related Risks
Compliance with existing governmental laws, regulations, and covenants (or those that may be enacted in the future) that are applicable to the properties we own and manage on behalf of others, including affordability covenants, permit, license, and zoning requirements, may adversely affect our ability to make future acquisitions, renovations, or dispositions, result in significant costs, delays, or losses, and adversely affect our growth strategy.
Rental homes are subject to various federal, state, and local laws and regulatory requirements, including permitting, licensing, and zoning requirements. Brokerage of real estate leasing transactions and the provision of property management services require us and our associates to maintain applicable licenses in each state in which we perform these services. If we and our associates fail to maintain our licenses, conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines or return commissions received or have our licenses suspended or revoked. Local regulations, including municipal or local ordinances, restrictions, and restrictive covenants imposed by community developers may restrict our or the use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup, or hazardous material abatement requirements. Such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. Additionally, state and local agencies may place affordability covenants on certain properties to ensure that they are used to provide affordable housing for persons or families of lower income. If any of our properties contain affordability covenants recorded in their chains of title, we will be forced to sell such properties at a maximum price limit as calculated per the applicable affordable housing covenant, which will likely result in us having to sell such properties below their market values. Our properties are also subject to federal, state, and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act.
Any violation by us of the laws and regulations we are subject to could lead to significant fines or penalties and could limit our ability to conduct business. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions, renovations, or dispositions, or that additional regulations will not be adopted that would increase such delays or result in additional costs or losses. Our business and growth strategies may be materially and adversely affected by our ability to obtain permits, licenses, and approvals. Our failure to obtain such permits, licenses, and approvals could have a material adverse effect on us and cause the value of our common stock to decline.
Eviction, tenant rights, rent control, and rent stabilization laws, and other similar laws and/or regulations that limit our ability to collect rent, enforce remedies for failure to pay rent, or increase rental rates may negatively impact our rental income and profitability.
While acting as the landlord for the numerous properties we own and manage on behalf of others, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures, and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. There has recently been an increase in restrictions and other regulations regarding evictions and expansion of tenant rights by federal, state, and local governments and courts, continuing to result in additional legal and regulatory hurdles to the eviction process. Additionally, eviction proceedings by owners and operators of single-family homes for lease have been the focus of negative media attention, which damages our reputation.
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

For example, in 2019, the state of California passed the Tenant Protection Act of 2019, a rent control law which limits our ability to increase rental rates for existing residents and put into place protections for the terminations of tenancies. This law has negatively impacted our rental income from certain of the 11,862 homes we own in California as of December 31, 2023, and may continue to do so.
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
We are subject to regulatory proceedings and litigation (including class actions) and may become a target of legal demands and/or negative publicity from tenant and consumer advocacy organizations, which could directly limit and constrain our operations and may result in significant litigation expenses and reputational harm.
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
Our industry is under increasing political and regulatory scrutiny, resulting in governmental inquiries relating to the conduct of our business. These actions or inquiries may be costly to comply with, result in negative publicity and reputational damage, require significant management time and attention, and subject us to expenses and remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
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
A significant number of the single-family residential properties we own and manage on behalf of others are part of HOAs, and we and our residents are subject to the rules and regulations of such HOAs, which are subject to change and which may be arbitrary or restrictive, and violations of such rules may subject us to additional fees and penalties and litigation with such HOAs, which would be costly.
A significant number of the properties we own and manage on behalf of others are located within HOAs, which are private entities that regulate the activities of owners and occupants of, and levy assessments on, properties in a residential subdivision. The HOAs of which our properties are part may have enacted or may from time to time enact onerous or arbitrary rules that restrict our ability to restore, market, lease, or operate properties in accordance with our investment strategy, or require us to restore or maintain such properties at standards or costs that are in excess of our planned budgets. Some HOAs impose limits on the number of property owners who may lease their homes, which, if met or exceeded, would cause us to incur additional costs to sell the property and opportunity costs from lost rental revenue. Furthermore, residents may violate HOA rules and incur fines for which the owner of the property may be liable and for which we may not, on behalf of the owner, be able to obtain reimbursement from the resident. Additionally, the governing bodies of the HOAs in which we own property may not make important disclosures about the properties or may block our access to HOA records, initiate litigation, restrict our ability to sell our properties, impose assessments, or arbitrarily change the HOA rules. We may be unaware of or unable to review or comply with HOA rules before purchasing a property, and any such excessively restrictive or arbitrary regulations may cause us to sell such property at a loss, prevent us from leasing such property, or otherwise reduce our cash flow from such property, which would have an adverse effect on our returns on these properties. Several states have enacted laws that provide that a lien for unpaid monies owed to an HOA may be senior to or extinguish mortgage liens on properties. Such actions, if not cured, may give rise to events of default under certain of our indebtedness, which could have a material adverse impact on us.
Leasing fraud could adversely affect our business, financial condition, and results of operations.
Criminals are using increasingly sophisticated methods to engage in illegal activities such as leasing fraud. As we make more of our services available over the internet and through mobile applications, we subject ourselves to new types of leasing fraud risk. Unrelated third parties have developed “fake landlord” scams posing as Invitation Homes and fraudulently collecting rent on properties they do not own. Furthermore, increases in fraudulent applications lead to a higher rate of delinquency, and coupled with legal and regulatory barriers to the eviction process, it allows for unqualified residents to remain in our homes for longer periods of time. We devote significant resources to discover and discourage fraudulent activities, and we use a variety of tools to protect against fraud; however, these tools may not always be successful. Fraudulent activities could result in lost revenue and increased expenses, including costs related to damages to the homes we own and manage on behalf of others from occupants who do not maintain them, diversion of time from our personnel, and development of measures to combat these activities, or otherwise disrupt our operations. Allegations of fraud may further result in fines, settlements, litigation expenses, and reputational damage.
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
Risks Related to Information Technology, Cybersecurity, and Data Protection
We are highly dependent on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect us and the value of our common stock.
Our operations are dependent upon our information systems that support our business processes, including marketing, leasing, vendor communications, finance, intercompany communications, our resident portals, and property management service platforms, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third-party service providers, and a significant portion of our business operations are conducted over the Internet or through mobile applications. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet, or operations at our third-party service providers, including viruses that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the Internet, or at our third-party service providers could negatively impact our operations.
If we are unable to effectively execute or maintain our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services to our residents may be materially impaired. In addition, we make investments in new systems and tools to achieve competitive advantages and efficiencies. Implementation of such investments in information technology could exceed estimated budgets, and we may experience challenges that prevent new strategies or technologies from being realized. If we are unable to maintain current information technology and processes or encounter delays, or fail to exploit new technologies, then the execution of our business plans may be disrupted. Similarly, our associates require effective tools and techniques to perform functions integral to our business.
We currently use limited traditional and generative artificial intelligence (“AI”) solutions for certain marketing, administrative, and other functions. We may incorporate additional generative AI solutions into our information systems in the future and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and generative AI, creates opportunities for the potential loss or misuse of personal data that we use in our business operations. Unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media, or storage devices may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. Generative AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. Our competitors or other third parties may incorporate generative AI into their information systems and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information, and personally identifiable information of our prospective and current residents, associates, and third-party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject to ongoing threats and attacks and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some of the attacks, there is a risk that they may remain undetected for a period of time. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, including our residents, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. In connection with our flexible work arrangements, a significant number of our associates work remotely on a recurring basis. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business.
United States regulators have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws and regulations concerning cyber security, such as the recently enacted SEC rules requiring disclosure of material cybersecurity incidents, data governance, and data protection could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. See “— Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.

Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.
We are subject to a variety of laws and regulations that involve matters such as: privacy; data protection; personal information; rights of publicity; content; marketing; distribution; data security; data retention and deletion; electronic contracts and other communications; consumer protection; and online payment services. These laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain and may be interpreted and applied inconsistently. Additionally, as we depend on third parties for key services (see “Risks Related to Our Business and Operations — Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform”), we rely on such third-party service providers’ compliance with laws and regulations regarding privacy, data protection, consumer protection, and other matters relating to our customers.
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
Accidental or willful security breaches or other unauthorized access to our information systems or the systems of our service providers, suppliers, or other third parties, or the existence of computer viruses or malware (such as ransomware) in our or their data or software could expose us to a risk of information loss, business disruption, and misappropriation of proprietary and confidential information, including information relating to our residents and the personal information of our associates or third parties. Such an event could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of our competitive information, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, significant remediation costs, disruption of key business operations and significant diversion of our resources, as well as, any of which could have a material adverse effect on our business, profitability and financial condition. See “— Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.”
Risks Related to Environmental, Social, and Governance Issues
Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business.
There is increasing concern that a gradual rise in global average temperatures due to increased concentration of carbon dioxide and other greenhouse gases (“GHG”) in the atmosphere will cause significant changes in weather patterns around the globe, an increase in the frequency, severity, and duration of extreme weather conditions and natural disasters, and water scarcity and poor water quality. These events could also compound adverse economic conditions. To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and/or changes in precipitation and temperature, all of which may result in physical damage to, or a decrease in demand for, properties located in these areas or affected by these conditions and our financial condition or results of operations may be adversely affected. See “— We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.”
Growing public concern about climate change has resulted in the increased focus of local, state, regional, national, and international regulatory bodies on GHG emissions and climate change issues. Policy changes and changes in federal, state, and local legislation and regulation based on concerns about climate change, including regulations aimed at limiting GHG emissions and the implementation of “green” building codes, could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to inclement weather) without a corresponding increase in revenue, resulting in adverse impacts to our results of operations.
In October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require large public and private companies that do business within the state to disclose their Scopes 1, 2, and 3 GHG emissions, with third-party assurance of GHG emissions information for certain entities, and issue public reports on their climate-related financial risk and related mitigation measures. Unless modified prior to the effective date, both California laws require initial disclosures in 2026. In 2023, California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims, starting in 2024.
In March 2022, the SEC issued proposed rules on climate change disclosure requirements that, if adopted as proposed, will require disclosure of extensive and detailed climate-related information, by all registrants, including us. The final rules have not yet been adopted, and the ultimate scope and impact of the proposed rules on our business remain uncertain. To the extent new rules, if finalized, impose additional reporting obligations on us, we could face substantial increased costs. Separately, the SEC has also announced that it is scrutinizing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient. We expect regulatory disclosure requirements related to ESG matters to continue to expand, which has increased, and may continue to increase, our cost and burden of compliance and subject us to increased legal and reputational risk.
Any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change.
We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.
Natural disasters, severe weather such as earthquakes, tornadoes, wind, floods, droughts, and wildfires may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Additional consequences of severe weather could include increased insurance premiums and deductibles or a decrease in the availability of coverage. See “Risks Related to Our Business and Operations — We may suffer losses that are not covered by insurance.”
We are subject to risks from events such as natural disasters, severe weather, and wildfires, which may have a significant negative effect on our financial condition and results of operations. Furthermore, global climate change may impact the effect of any and all of these factors. Similarly, significant changes in precipitation could lead to increases in droughts or wildfires that could adversely impact demand for our properties. The increases in property damage due to these events may also contribute to increased insurance premiums and deductibles or a decrease in the availability of coverage. See “Risks Related to Our Business and Operations — We may suffer losses that are not covered by insurance.” As a result, our operating and financial results may vary significantly from one period to the next. We have in the past and may in the future incur losses arising from natural disasters or severe weather. While we seek to mitigate our business risks associated with climate change, we recognize that there are inherent climate related risks regardless of where we conduct our business. For example, a catastrophic natural disaster could negatively impact any of our markets. Accordingly, a natural disaster has the potential to disrupt our businesses and could have a material adverse impact on our financial condition and results of operations, including increased insurance costs or loss of coverage, legal liability, and reputational losses. See “— Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business.”
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
Conversely, anti-ESG sentiment has gained some momentum across the United States. ESG detractors may criticize our sustainability initiatives or take actions against us like boycotts or adverse media campaigns. Moreover, several states have enacted or proposed “anti-ESG” policies or legislation. For example, (i) boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions in certain states require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. Failure to successfully manage divergent ESG-related expectations across stakeholders could erode stakeholder trust, impact our reputation, and adversely affect our business.
Risks Related to Our Indebtedness
Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of any refinancing may be less favorable to us than the terms of existing debt; (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; (6) the risk that necessary capital expenditures cannot be financed on favorable terms; and (7) the value of the collateral securing our indebtedness may fluctuate and fall below the amount of indebtedness it secures. If the income from a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations. Natural disasters, geopolitical turmoil, medical epidemics and pandemics, economic instability, or other causes could have material and adverse effect on our residents’ ability to meet their lease obligations and our ability to collect rent or enforce remedies for failure to pay rent thereby reducing our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. See “Risks Related to Our Business Environment and Industry — Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease.”
We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2023 we had $8,612.9 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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
Our access to additional third-party sources of financing will depend, in part, on:
•unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets (including due to bank failures), and geopolitical tensions;
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
Borrowings under our debt instruments totaling $3,868.0 million as of December 31, 2023, bear interest at variable rates and expose us to interest rate risk. In response to increasing inflation, the United States Federal Reserve began to raise short-term interest rates in March 2022 for the first time in over three years and continued raising rates throughout the first half of 2023. Recently, the Federal Reserve has signaled it expects to hold rates steady. Rising interest rates could lead to the increases in debt service obligations on our variable rate indebtedness even though the amount borrowed remained the same, and our earnings and cash flows could correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information), each 100 bps increase or decrease on our floating rate indebtedness would result in an estimated increase or decrease of $0.5 million in annual interest expense.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our operations are highly dependent upon information systems that support our business processes. In the ordinary course of our business, we collect and store certain confidential information such as personal information of our residents and associates and information about our business partners, contractors, vendors, and suppliers. Cyber intrusions could seriously compromise our networks and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. As such, we have established information security processes and policies using principles from industry recognized cybersecurity frameworks focused on: (i) developing organizational understanding to manage cybersecurity risks; (ii) applying safeguards to protect our systems; (iii) detecting the occurrence of a cybersecurity incident; (iv) responding to a cybersecurity incident; and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall risk management systems and processes.
Information technology and data security, particularly cybersecurity, are areas of focus for our board of directors and its audit committee. We employ a multi-layered security model that leverages risk-based controls with a focus on protecting our residents' and associates’ data. We follow a cloud-first approach to enable efficient scaling, robust business continuity, and access to the latest technology innovations.
Our cybersecurity risk management program aims to protect and preserve the confidentiality, integrity, and continued availability of our residents’ and associates’ data and includes controls and procedures for the identification, containment, and remediation of cyber threats.
Our cybersecurity risk management program includes, among other key features:
•regular cybersecurity risk assessments;
•detection and reporting of any cybersecurity events;
•robust information security training program that includes annual information security training for all associates, as well as additional role-specific information security training; and
•cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident to executive leadership and our board of directors.
We assess our cybersecurity risk management program at least annually and regularly review our cyber incident response plan and conduct cybersecurity tabletop exercises. Our processes and policies also include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats. We also partner with industry leading third parties for regular security audits. These audits ensure we view cybersecurity with a holistic perspective.
In addition, where appropriate, we seek to include in contractual arrangements with certain of our third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit, and test such vendors’ cybersecurity programs and practices. We also utilize a number of digital controls to monitor and manage third-party access to internal systems and data.
We expect that our cybersecurity risk management processes and strategy will continue to evolve as the cybersecurity threat landscape evolves. As a backstop to our strong information security programs, policies, and procedures, we purchase a cybersecurity risk insurance policy that would defray the costs of an information security breach, if we were to experience one.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations, or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see Part I. Item 1A. “Risk Factors — Risks Related to Information Technology, Cybersecurity, and Data Protection.”
Governance
Our Vice President, Chief Information Security Officer (“CISO”) leads a team of information security professionals who have the first line responsibility for our cybersecurity risk management processes and activities. Our CISO has more than 20 years of experience as an information security leader and reports directly to our Executive Vice President, Chief Information and Digital Officer. Certifications of our cybersecurity professionals include, but are not limited to: Certified Information Systems Security Professionals from the International Information System Security Certification Consortium; Certified Information Security Manager from Information Systems Audit and Control Association; and focused training/certifications from security vendors on the applications utilized in the management of the cybersecurity program. The certifications mentioned above are accompanied by multiple years of direct experience in cybersecurity which provide the framework for the team’s continuous learning of new technologies, processes, trends, and concepts, with additional training obtained through relevant cybersecurity focused conferences.
We have also adopted a robust cybersecurity risk governance model, including the formation of the Cybersecurity Governance Committee composed of key leaders from stakeholder groups throughout the Company including our CISO, Chief Operating Officer, Chief Legal Officer, and the head of Internal Audit, along with other senior members of management.
The Cybersecurity Governance Committee meets quarterly to review the processes and performance indicators related to prevention, detection, mitigation, and remediation of cybersecurity incidents that could adversely impact business operations.
We maintain a cross-functional cyber incident response plan with defined roles, responsibilities, and reporting protocols, which focuses on responding to and recovering from any significant breach as well as mitigating any impact to our business. Generally, when a breach or suspected breach is identified, the information security team would escalate the issue to the Cybersecurity Governance Committee for initial analysis and guidance. The Cybersecurity Governance Committee, in consultation with appropriate subject matter experts, would be responsible for determining whether a particular incident alone or in combination with other factors, triggers any reporting and/or further notification responsibilities. The Cybersecurity Governance Committee would designate the primary manager of a cybersecurity incident, identify the parties who should be informed about the incident, and oversee the processes for containment, eradication, recovery, and resolution of the incident. Depending on the severity and impact of a cybersecurity threat, the audit committee and the board of directors would be notified of an incident and kept informed of the mitigation and remediation efforts.
Our CISO and other senior members of information technology personnel regularly report to the audit committee and the board of directors on recent trends in cyber risks and review our strategy to defend our business systems and information against cyber-attacks. From time to time, outside advisors may be invited to brief the audit committee on the current cybersecurity threat landscape and other related topics.
Our board of directors has an advanced understanding of its role and that of management in cyber-risk oversight and is well-positioned to guide management in the development and implementation of an effective cybersecurity risk program. Two members of our audit committee hold cybersecurity certifications: Ms. Sears holds a Cyber Risk and Strategy Certification from Diligent Institute; and Ms. Barbe holds a CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors.
As part of its overall risk oversight activities, with respect to cybersecurity risk management, the audit committee:
•oversees the quality and effectiveness of our policies and procedures with respect to our information technology and network systems;
•provides oversight on our policies and procedures in preparation for responding to any material data security incidents; and
•oversees management of internal and external risks related to our information technology systems and processes.

ITEM 2. PROPERTIES
Our headquarters are located in Dallas, Texas at 1717 Main Street, Suite 2000.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange under the symbol “INVH.”
Holders
As of February 20, 2024, there were 42 holders of record of 611,958,239 shares of common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For the years ended December 31, 2023 and 2022, dividends per share held for the entire year were estimated to be taxable as follows:

	2023		2022
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income(2)	$0.97	73.5%	$0.69	78.7%
Capital gains(3)(4)(5)	0.28	21.2%	0.16	18.1%
Unrecaptured Section 1250 gain(3)(4)(5)	0.07	5.3%	0.03	3.2%
Total	$1.32	100.0%	$0.88	100.0%

(1)Amounts are displayed in actual dollars per share; all section references are to the Code unless otherwise specified. Pursuant to Section 857(b)(9), cash dividends paid in January 2024 with a record date in December 2023 are treated as received by stockholders in 2023 to the extent of the Company’s 2023 earnings and profits.
(2)Ordinary income dividends are treated as “qualified REIT dividends” for purposes of Section 199A.
(3)None of the aggregate amounts allocated in 2023 as capital gains and unrecaptured Section 1250 gain represents One Year Disclosure Amounts and Three Year Disclosure Amounts for purposes of Section 1061.
(4)All of the aggregate amounts allocated in 2023 as capital gain and unrecaptured Section 1250 gain represents a disposition of a United States real property interest pursuant to Section 897.
(5)Capital gains and unrecaptured Section 1250 gain are designated as a capital gain dividend in accordance with Section 857(b)(3)(B), as redesignated by the Tax Cuts and Jobs Act, Pub. L. No. 115-97, §13001(b).

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on December 31, 2018 for (1) our common stock, (2) the S&P 500 Total Return Index, and (3) the MSCI US REIT (RMS) Total Return Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

Comparison of Cumulative Total Returns
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Invitation Homes Inc.
S&P 500 Index
MSCI US REIT Index

	Cumulative Total Returns as of
	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Invitation Homes Inc.	100.00	152.27	154.08	239.72	160.51	192.16
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
MSCI US REIT Index	100.00	125.84	116.31	166.39	125.61	142.87
Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2023.

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
For similar operating and financial data and discussion of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on February 22, 2023 (the “2022 10-K”). The sections entitled “Result of Operations — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021” and “Cash Flows — Year Ended December 31, 2022 Compared to Year Ended December 31, 2021” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our 2022 10-K are incorporated herein by reference.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of December 31, 2023, we own approximately 85,000 homes for lease which are located primarily in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
We operate in markets with strong demand drivers, high barriers to entry, and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, as well as through strategic mergers and acquisitions, we designed our owned portfolio to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that enables us to effectively and efficiently acquire, renovate, lease, maintain, and manage both the homes we own and those we manage on behalf of others.
The portfolio of homes we own average approximately 1,880 square feet with three bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than a typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand.
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

Impact of Macroeconomic Trends
While we have not experienced significant disruptions in our operations during fiscal year 2023, continuing unfavorable global and United States economic conditions (including inflation and rising interest rates), higher unemployment levels, uncertainty in financial markets (including as a result of events affecting financial institutions, such as recent bank failures), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation, bank failures, and rising interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other economic factors. For example, we have experienced and continue to expect higher levels of bad debt expense compared to pre-COVID averages, as it continues to take longer to address residents who are not current with their rent.
For further discussion of risks related to general economic conditions, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business Environment and Industry — Our operating results are subject to general economic conditions and risks associated with our real estate assets” of our Annual Report on Form 10-K.
Climate Change
Consequences of global climate change range from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to disrupt our business as well as negatively affect our suppliers, contractors, and residents. Experiencing or addressing the various physical, regulatory, and transition risks from climate change may significantly reduce our revenues and profitability or cause us to generate losses. Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting GHG emissions and the implementation of “green” building codes. The State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026, unless the laws are modified prior to such date. The SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity.
These laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. Incorporating greater resource efficiency into our homes, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions, or undertaken to satisfy demand from increasingly environmentally conscious residents or to meet our own sustainability goals, could raise our costs to maintain our homes. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our homes’ resource efficiency can make them less attractive to municipalities and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions. Additionally, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors. If we fail to manage transition risks effectively, our profitability and cash flow could suffer.
We intend to continue to research, evaluate and utilize new or improved products and business practices consistent with our sustainability commitment, and believe our initiatives in this area can help put us in a better position to comply with evolving regulations directed at addressing climate change and similar environmental concerns, and to meet growing resident demand for resource-efficient homes, as further discussed in Part I. Item 1. “Business — Environmental, Social, and Governance.”
We recognize that climate change could have a significant impact on our portfolio of homes located in a variety of United States markets and that an increase in the number of acute weather events, natural disasters, and other climate-related events could significantly impact our business, operations, and homes. We actively consider physical risks such as the potential for natural disasters such as hurricanes, floods, droughts, and wildfires when assessing our portfolio of homes and our business processes. Such extreme climate related events are driving changes in market dynamics and stakeholder expectations and could result in disruptions to us, our suppliers, vendors, and residents. We take a proactive approach to protect our properties against potential risks related to climate change and business interruptions, and we recognize that we must continue to adapt our policies, objectives, and processes to prepare for such events and improve the resiliency of our physical properties and our business. Furthermore, climate change may reduce the availability or increase the cost of insurance for these negative impacts of natural disasters and adverse weather conditions by contributing to an increase in the incidence and severity of such natural disasters.
Our management and the board of directors are focused on managing our business risks, including climate change-related risks. The process to identify, manage, and integrate climate-change risk is part of our enterprise risk management program. For more information on risks related to climate change, see Part I. Item 1A. “Risk Factors — Risks Related to Environmental, Social, and Governance Issues — Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business, — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather, and — We are subject to increasing scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate retention, and ability to raise capital from such investors.”
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2023 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,553	96.6%	$2,962	$1.74	11.3%
Northern California	4,309	97.0%	2,638	1.68	6.0%
Seattle	4,041	97.1%	2,773	1.44	5.9%
Phoenix	9,228	97.1%	1,983	1.18	9.6%
Las Vegas	3,420	96.1%	2,154	1.09	3.7%
Denver	2,584	96.9%	2,460	1.34	3.4%
Western United States Subtotal	31,135	96.8%	2,479	1.42	39.9%

Florida:
South Florida	8,294	96.8%	2,861	1.53	12.4%
Tampa	9,174	96.2%	2,202	1.17	10.3%
Orlando	6,718	96.7%	2,146	1.15	7.5%
Jacksonville	1,996	96.5%	2,111	1.06	2.2%
Florida Subtotal	26,182	96.6%	2,396	1.27	32.4%

Southeast United States:
Atlanta	12,726	96.1%	1,942	0.94	12.5%
Carolinas	5,494	97.1%	1,971	0.93	5.5%
Southeast United States Subtotal	18,220	96.4%	1,951	0.94	18.0%

Texas:
Houston	2,354	95.1%	1,840	0.94	2.1%
Dallas	2,991	95.7%	2,173	1.06	3.3%
Texas Subtotal	5,345	95.4%	2,030	1.01	5.4%

Midwest United States:
Chicago	2,489	97.1%	2,288	1.42	2.8%
Minneapolis	1,076	95.9%	2,237	1.14	1.3%
Midwest United States Subtotal	3,565	96.8%	2,273	1.33	4.1%

Other(5):	120	77.7%	1,954	0.95	0.2%

Total / Average	84,567	96.6%	$2,303	$1.23	100.0%
Same Store Total / Average	75,775	97.4%	$2,300	$1.23	91.1%

(1)As of December 31, 2023.
(2)Represents average occupancy for the year ended December 31, 2023.
(3)Represents average monthly rent for the year ended December 31, 2023.
(4)Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2023.
(5)Represents homes located outside of our 16 core markets, including those acquired as part of our July 2023 portfolio acquisition that are generally being held for sale or evaluated for disposition once they become vacant.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including rapidly accelerating economic inflation, bank failures, and increasing interest rates. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (loss) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.3% of our rental revenues and other property income during the year ended December 31, 2023. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook, including the impact of rising inflation, bank failures, and interest rates which could adversely affect demand for our properties.
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
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; (iii) revenues from value-add services such as smart homes and HVAC replacement filters; and (iv) various other fees, including late fees and lease termination fees, among others.
Management Fee Revenues
Management fee revenues consist of fees from property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures.
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
Property Management Expense
Property management expense represents personnel and other costs associated with the oversight and management of our portfolio of homes, including those for which we provide property and asset management services through our internal property manager.

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

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth a comparison of the results of operations for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Revenues:
Rental revenues and other property income	$2,418,631	$2,226,641	$191,990	8.6%
Management fee revenues	13,647	11,480	2,167	18.9%
Total revenues	2,432,278	2,238,121	194,157	8.7%

Expenses:
Property operating and maintenance	880,335	786,351	93,984	12.0%
Property management expense	95,809	87,936	7,873	9.0%
General and administrative	82,344	74,025	8,319	11.2%
Interest expense	333,457	304,092	29,365	9.7%
Depreciation and amortization	674,287	638,114	36,173	5.7%
Impairment and other	8,596	28,697	(20,101)	(70.0)%
Total expenses	2,074,828	1,919,215	155,613	8.1%

Gains (losses) on investments in equity securities, net	350	(3,939)	4,289	108.9%
Other, net	(2,435)	(11,261)	8,826	78.4%
Gain on sale of property, net of tax	183,540	90,699	92,841	102.4%
Losses from investments in unconsolidated joint ventures	(17,877)	(9,606)	(8,271)	(86.1)%

Net income	$521,028	$384,799	$136,229	35.4%
Portfolio Information
As of December 31, 2023 and 2022, we owned 84,567 and 83,113 single-family rental homes, respectively, in our total portfolio. During the years ended December 31, 2023 and 2022, we acquired 2,877 and 1,423 homes, respectively, and sold 1,423 and 691 homes, respectively. During the years ended December 31, 2023 and 2022, we owned an average of 83,722 and 82,929 single-family rental homes, respectively.
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
As of December 31, 2023, our Same Store portfolio consisted of 75,775 single-family rental homes.
Revenues
For the years ended December 31, 2023 and 2022, total revenues were $2,432.3 million and $2,238.1 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the years ended December 31, 2023 and 2022, total portfolio rental revenues and other property income totaled $2,418.6 million and $2,226.6 million, respectively, an increase of 8.6%, driven by an increase in average monthly rent per occupied home, a 60 bps increase in occupancy, and a 793 home increase between periods in the average number of homes owned.

Average occupancy for the years ended December 31, 2023 and 2022 for the total portfolio was 96.6% and 96.0%, respectively. Average monthly rent per occupied home for the total portfolio for the years ended December 31, 2023 and 2022 was $2,303 and $2,158, respectively, a 6.7% increase. For our Same Store portfolio, average occupancy was 97.4% and 97.7% for the years ended December 31, 2023 and 2022, respectively, and average monthly rent per occupied home for the years ended December 31, 2023 and 2022 was $2,300 and $2,152, respectively, a 6.9% increase.
The annual turnover rate for the Same Store portfolio for the years ended December 31, 2023 and 2022 was 23.9% and 22.3%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 39 and 37 days between residents for the years ended December 31, 2023 and 2022, respectively. The increase in annual turnover and days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 6.9% and 9.9% for the years ended December 31, 2023 and 2022, respectively, and new lease net effective rental rate growth for the total portfolio averaged 4.0% and 13.1% for the years ended December 31, 2023 and 2022, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 7.0% and 10.0% for the years ended December 31, 2023 and 2022, respectively, and new lease net effective rental rate growth averaged 4.5% and 13.1% for the years ended December 31, 2023 and 2022, respectively.
Other property income for the year ended December 31, 2023 increased compared to December 31, 2022, primarily due to enhanced value-add revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the years ended December 31, 2023 and 2022, management fee revenues totaled $13.6 million and $11.5 million, respectively. These fees increased as a result of an increase in the number of homes generating revenues within our joint venture investments.
Expenses
For the years ended December 31, 2023 and 2022, total expenses were $2,074.8 million and $1,919.2 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the year ended December 31, 2023, property operating and maintenance expense increased to $880.3 million from $786.4 million for the year ended December 31, 2022. In addition to a 793 home increase between periods in the average number of homes owned, increases in property taxes, property administrative costs, utilities, and turnover expense costs resulted in the overall 12.0% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $178.2 million from $162.0 million for the years ended December 31, 2023 and 2022, respectively, primarily due to increased personnel costs related to expansion of our property management platform.
Interest expense increased to $333.5 million for the year ended December 31, 2023 from $304.1 million for the year ended December 31, 2022. The increase in interest expense was primarily due to (1) a $779.3 million increase in gross debt outstanding and a 19 bps increase in our weighted average interest rate in each case as of December 31, 2023 compared to December 31, 2022 and (2) a $4.1 million reduction in capitalized interest during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to a decrease in the number of homes undergoing an initial renovation.
Depreciation and amortization expense increased to $674.3 million for the year ended December 31, 2023 from $638.1 million for the year ended December 31, 2022 due to an increase in cumulative capital expenditures and a 793 home increase in the average number of homes owned during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Impairment and other expenses were $8.6 million and $28.7 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, impairment and other expenses were comprised of $8.2 million of net casualty losses and $0.4 million of impairment losses on our single-family residential properties. During the year ended December 31, 2022, impairment and other expenses were comprised of net casualty losses of $28.4 million, including the recognition of $24.0 million for estimated losses and damages related to Hurricanes Ian and Nicole, net of estimated insurance proceeds, and impairment losses of $0.3 million on our single-family residential properties.
Gains (losses) on Investments in Equity Securities, net
For the year ended December 31, 2023, gain on investments in equity securities, net of $0.4 million was comprised of net unrealized gains recognized since December 31, 2022 on investments held as of December 31, 2023. For the year ended December 31, 2022, losses on investments in equity securities, net of $3.9 million was comprised of $7.2 million of unrealized losses from reversals of previously recorded unrealized gains on equity securities sold during the period and marking investments still held at period end to market, partially offset by a $3.3 million gain from the sale of equity securities compared to the actual amount originally invested.
Other, net
Other, net decreased to $2.4 million for the year ended December 31, 2023 from $11.3 million for the year ended December 31, 2022, primarily due to an increase in interest income on cash balances, partially offset by increases in administrative costs between those periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $183.5 million and $90.7 million for the years ended December 31, 2023 and 2022, respectively. An increase in the number of homes sold from 691 for the year ended December 31, 2022 to 1,423 for the year ended December 31, 2023 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $17.9 million and $9.6 million for the years ended December 31, 2023 and 2022, respectively. The increase in loss is primarily driven by a $10.3 million increase in non-cash interest expense, including the impact of changes in the fair value of underlying derivative instruments for certain of our joint ventures, during the year ended December 31, 2023 compared to the year ended December 31, 2022, partially offset by increased operating profits due to an increase in the number of homes within our joint venture investments.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For similar operating and financial data and discussion of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 10-K.
Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2023 and 2022 include unrestricted cash and cash equivalents of $700.6 million and $262.9 million, respectively, a 166.5% increase primarily due to proceeds from the issuance of unsecured notes, as discussed below, during the year ended December 31, 2023.
As of December 31, 2023, our $1,000.0 million revolving facility (the “Revolving Facility”) is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.

Public Offerings
On August 2, 2023, in a public offering under our existing shelf registration statement, we issued (1) $450,000 aggregate principal amount of 5.45% Senior Notes which mature on August 15, 2030 and (2) $350,000 aggregate principal amount of 5.50% Senior Notes which mature on August 15, 2033. A portion of the proceeds from these public offerings were used to pay down $150.0 million of then-outstanding indebtedness on our Revolving Facility, and the remaining net proceeds will be used for general corporate purposes, including, without limitation, repayment of other indebtedness including secured debt, working capital, acquisitions, and renovations of single-family properties.
Acquisition of Single-family Residential Properties
During the third quarter of 2023, we completed the purchase of a portfolio of 1,870 single-family residential homes with an aggregate purchase price of approximately $646.6 million.
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
Effective July 3, 2023, one of our mortgage loans, IH 2018-4, was amended to transition to a Term SOFR-based index from a LIBOR-based index. The related interest rate cap agreement was amended effective July 15, 2023 to transition to a Term SOFR-based index from a LIBOR-based index. These modifications did not have a material impact on our consolidated financial statements.
These transactions completed the conversion of all LIBOR-based agreements to Term SOFR.
Property Management
In January 2024, we entered into an agreement with a third-party portfolio owner of single-family residential homes to provide property and asset management services for approximately 14,000 homes. Substantially all of the homes are located within our 16 existing core markets.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of December 31, 2023 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$991,787	$936,287	4.23%	3.4	$—
IH 2018-4(5)	643,030	610,827	S + 123 bps	2.0	643,030
Secured Term Loan(6)	403,129	403,129	3.59%	7.4	—
Total secured(7)	2,037,946	$1,950,243	4.09%	3.8	643,030

Unsecured:
2020 Term Loan Facility(8)	$2,500,000		S + 100 bps	2.1	$2,500,000
2022 Term Loan Facility(8)	725,000		S + 125 bps	5.5	—
Revolving Facility(8)	—		S + 90 bps	2.1	—
Unsecured Notes — May 2028	150,000		2.46%	4.4	—
Unsecured Notes — November 2028	600,000		2.30%	4.9	—
Unsecured Notes — August 2030	450,000		5.45%	6.6	—
Unsecured Notes — August 2031	650,000		2.00%	7.6	—
Unsecured Notes — April 2032	600,000		4.15%	8.3	—
Unsecured Notes — August 2033	350,000		5.50%	9.6	—
Unsecured Notes — January 2034	400,000		2.70%	10.0	—
Unsecured Notes — May 2036	150,000		3.18%	12.4	—
Total unsecured(7)	6,575,000		3.73%	5.3	2,500,000

Total debt(7)	8,612,946		3.82%	5.0	$3,143,030
Unamortized discounts	(21,376)
Deferred financing costs, net	(45,518)
Total debt per balance sheet	8,546,052
Retained certificates	(87,703)
Cash and restricted cash, excluding security deposits and letters of credit	(713,898)
Deferred financing costs, net	45,518
Unamortized discounts	21,376
Net debt	$7,811,345

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
(5)Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over Term SOFR adjusted for an 0.11% credit spread adjustment. As of December 31, 2023, Term SOFR was 5.35%.

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
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on December 31, 2023, Term SOFR of 5.35% adjusted for either a 0.11% or a 0.10% credit spread adjustment (Adjusted SOFR), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(8)Interest rate is based on Term SOFR of 5.35% plus the applicable margin and a 0.10% credit spread adjustment.

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
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of certain of our joint ventures. We do not expect these guarantees to have a material current or future effect on our liquidity. See Part IV. Item 15. “Exhibits and Financial Statements of — Notes to Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.
Overall macroeconomic conditions, including rising inflation, bank failures, and interest rates, may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for a specific mortgage loan or for our secured term loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.

Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had undrawn balances of $1,000.0 million as of December 31, 2023.
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
Cash Flows
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Net cash provided by operating activities	$1,107,088	$1,023,587	$83,501	8.2%
Net cash used in investing activities	(773,552)	(814,413)	40,861	5.0%
Net cash provided by (used in) financing activities	110,021	(574,105)	684,126	119.2%
Change in cash, cash equivalents, and restricted cash	$443,557	$(364,931)	$808,488	221.5%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $1,107.1 million and $1,023.6 million for the years ended December 31, 2023 and 2022, respectively, an increase of 8.2%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including a $100.2 million increase in total revenues net of property operating and maintenance expense from period to period.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $773.6 million and $814.4 million for the years ended December 31, 2023 and 2022, respectively, a decrease of $40.9 million. The decrease in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the year ended December 31, 2023 compared to the year ended December 31, 2022: (1) an increase in cash used for the acquisition of homes; (2) a decrease in cash used for investments in joint ventures; (3) an increase in cash from the proceeds from sale of single-family homes; (4) a decrease in cash used for initial renovations of homes; and (5) a decrease in cash from repayment proceeds from retained debt securities. Acquisition spend increased by $405.0 million from period to period due to an increase in the number of homes acquired from 1,423 during the year ended December 31, 2022 to 2,877 homes acquired during the year ended December 31, 2023. Cash invested in joint ventures decreased $167.3 million due to reduced acquisition activity in existing joint ventures during the year ended December 31, 2023 compared to the year ended December 31, 2022. Proceeds from the sale of single-family homes increased $248.0 million due to an increase in the number of homes sold from 691 during the year ended December 31, 2022 to 1,423 homes sold during the year ended December 31, 2023. Renovation spend decreased by $92.2 million due to a decrease in the number of unoccupied homes acquired between periods, resulting in fewer renovations being completed during the year ended December 31, 2023 compared to the year ended December 31, 2022. In connection with the full prepayments of the IH 2018-2 and IH 2018-3 mortgage loans and partial repayments on mortgage loans related to the sale of homes during the year ended December 31, 2022, $70.5 million of repayments of the related retained certificates were received. There were no such full prepayments of mortgage loans during the year ended December 31, 2023.
Financing Activities
Net cash provided by financing activities was $110.0 million for the year ended December 31, 2023 compared to net cash used in financing activities of $574.1 million for the year ended December 31, 2022. During the years ended December 31, 2023 and 2022, we made dividend and distribution payments totaling $640.5 million and $541.4 million, respectively, which were funded by cash flows from operations. We issued $790.1 million of unsecured notes, net of discount, during the year ended December 31, 2023 compared to $598.4 million of unsecured notes issued and $725.0 million borrowed on a new term loan facility during the year ended December 31, 2022. During the year ended December 31, 2022, proceeds from financing activity along with cash from operations were used to repay $1,412.2 million of mortgage loans, and issuances and sales of stock under our 2021 ATM Equity Program generated $98.4 million of net proceeds which were used primarily for acquisitions.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
For similar operating and financial data and discussion of our results for the year ended December 31, 2022 compared to the year ended December 31, 2021, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cash Flows” of our 2022 10-K.
Contractual Obligations
Our contractual obligations as of December 31, 2023, consist of the following:

($ in thousands)	Total	2024	2025-2026	2027-2028	Thereafter
Mortgage loans(1)(2)(3)(4)	$1,867,642	$85,831	$771,640	$1,010,171	$—
Secured Term Loan(1)(2)(3)	510,793	14,503	28,927	28,967	438,396
Unsecured Notes(1)(2)(3)	4,253,384	115,049	229,470	975,821	2,933,044
Term Loan Facilities(1)(2)(3)(4)	3,836,613	213,477	2,776,073	98,704	748,359
Revolving Facility(1)(2)(3)(4)(5)	4,233	2,033	2,200	—	—
Derivative instruments(1)(6)	(152,987)	(95,174)	(40,411)	(14,423)	(2,979)
Purchase commitments(7)	5,547	5,547	—	—	—
Operating leases	11,847	4,543	5,144	2,002	158
Finance leases	4,138	1,706	1,785	647	—
Total	$10,341,210	$347,515	$3,774,828	$2,101,889	$4,116,978

(1)For detailed information about each of our financing arrangements and derivative instruments see Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements” and “— Note 8 of Notes to Consolidated Financial Statements.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of December 31, 2023.
(3)Interest is calculated at rates in effect as of December 31, 2023, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of December 31, 2023, Term SOFR was 5.35%.
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
(6)Includes payments (receipts) related to interest rate swap and interest rate cap obligations calculated using Term SOFR. As of December 31, 2023, Term SOFR was 5.35%.

(7)Represents commitments, net of previously funded deposits, to acquire 18 single-family rental homes.
The amounts above do not include commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 1,789 homes over the next four years. Estimated remaining commitments under these agreements total approximately $630.0 million as of December 31, 2023.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of December 31, 2023, our remaining equity commitments to our joint ventures total $127.9 million.
LIBOR Transition
The Financial Conduct Authority of the United Kingdom, which has statutory powers to require panel banks to contribute to LIBOR, ceased publication of one month USD LIBOR effective June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the United States. This legislation established a uniform benchmark replacement process for financial contracts that matured after June 30, 2023 which did not contain clearly defined or practicable fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.
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
Furthermore, we made the appropriate elections available within Accounting Standard Update 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2022-04”) to ease the impact of transition from LIBOR to comparable or successor rates on hedge accounting. As more fully described in Part IV. Item 15. “Exhibits and Financial Statements — Note 2 of Notes to Consolidated Financial Statements,” we also elected to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes were made to applicable debt and derivative instruments. Specifically, in connection with the April 18, 2023 modifications, we elected to apply the optional expedients in ASU 2020-04 that enable us to consider the new swaps a continuation of the existing contracts and to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. As a result, the transition from LIBOR for these financial instruments did not impact our hedge accounting or have a material impact on our consolidated financial statements.
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
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our owned portfolio of approximately 85,000 single-family residential properties located primarily in 16 markets across the United States. For a complete discussion of our accounting policy and other factors related to each category below, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”
•Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. The attributes and location of each home acquired are considered at the individual home level when determining the percentage of purchase price allocated to building and improvements versus land. As such, these allocation percentages vary based on the homes acquired during each reporting period. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2023 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by approximately $1.5 million.
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
The capitalized costs are depreciated on a straight-line basis over their estimated useful lives, which are reviewed on an annual basis. For additions to our single-family residential properties place in service after December 31, 2021, the weighted average useful lives range from 7 to 32 years. Prior to that date, the weighted average useful lives ranged from 7 to 28.5 years. If the useful lives for costs capitalized during the year ended December 31, 2023 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $6.0 million.
•Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative. There have not been any significant process changes in our review for impairment during the current reporting period. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 10% decrease in the estimated fair value of those homes may have resulted in an increase in impairment expense of $0.6 million.
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold pursuant to GAAP requirements, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2023, 189 homes, approximately 0.2% of our portfolio, were held for sale, compared to 131 homes as of December 31, 2022. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2023 were 10% lower or higher, our impairment expense related to those properties would have changed by approximately $0.5 million.
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
Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; severance; casualty (gains) losses, net; (gains) losses on investments in equity securities, net; and other income and expenses. EBITDA, EBITDAre, and Adjusted EBITDAre are used as supplemental financial performance measures by management and by external users of our financial statements, such as investors and commercial banks. Where appropriate, EBITDA, EBITDAre, and Adjusted EBITDAre are adjusted for our share of investments in unconsolidated joint ventures. Set forth below is additional detail on how management uses EBITDA, EBITDAre, and Adjusted EBITDAre as measures of performance.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net income available to common stockholders	$518,774	$382,668	$261,098
Net income available to participating securities	696	661	327
Non-controlling interests	1,558	1,470	1,351
Interest expense	333,457	304,092	322,661
Interest expense in unconsolidated joint ventures	18,255	3,581	1,209
Depreciation and amortization	674,287	638,114	592,135
Depreciation and amortization of investments in unconsolidated joint ventures	10,469	5,838	1,304
EBITDA	1,557,496	1,336,424	1,180,085
Gain on sale of property, net of tax	(183,540)	(90,699)	(60,008)
Impairment on depreciated real estate investments	427	310	650
Net gain on sale of investments in unconsolidated joint ventures	(1,668)	(865)	(1,050)
EBITDAre	1,372,715	1,245,170	1,119,677
Share-based compensation expense(1)	29,503	28,962	27,170
Severance	977	314	1,057
Casualty losses, net (2)	8,200	28,485	8,026
(Gains) losses on investments in equity securities, net	(350)	3,939	9,420
Other, net(3)	2,435	11,261	5,835
Adjusted EBITDAre	$1,413,480	$1,318,131	$1,171,185

(1)For the years ended December 31, 2023, 2022, and 2021, $6,963, $6,493, and $5,427, was recorded in property management expense, respectively, and $22,540, $22,469, and $21,743, was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures. The year ended December 31, 2022 includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net income available to common stockholders	$518,774	$382,668	$261,098
Net income available to participating securities	696	661	327
Non-controlling interests	1,558	1,470	1,351
Interest expense	333,457	304,092	322,661
Depreciation and amortization	674,287	638,114	592,135
Property management expense(1)	95,809	87,936	71,597
General and administrative(2)	82,344	74,025	75,815
Impairment and other(3)	8,596	28,697	8,676
Gain on sale of property, net of tax	(183,540)	(90,699)	(60,008)
(Gains) losses on investments in equity securities, net	(350)	3,939	9,420
Other, net(4)	2,435	11,261	5,835
Management fee revenues	(13,647)	(11,480)	(4,893)
Losses from investments in unconsolidated joint ventures	17,877	9,606	1,546
NOI (total portfolio)	1,538,296	1,440,290	1,285,560
Non-Same Store NOI	(132,676)	(98,612)
NOI (Same Store portfolio)(5)	$1,405,620	$1,341,678

(1)Includes $6,963, $6,493, and $5,427, of share-based compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively.
(2)Includes $22,540, $22,469, and $21,743, of share-based compensation expense for the years ended December 31, 2023, 2022, and 2021, respectively.
(3)The year ended December 31, 2022 includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.
(4)Includes interest income and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 75,775 homes for the years ended December 31, 2023 and 2022.

Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
Funds From Operations (“FFO”), Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by Nareit as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization and impairment of real estate assets.
We believe that FFO is a meaningful supplemental measure of the operating performance of our business because historical cost accounting for real estate assets in accordance with GAAP assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization. Because real estate values have historically risen or fallen with market conditions, management considers FFO an appropriate supplemental performance measure as it excludes historical cost depreciation and amortization, impairment on depreciated real estate investments, gains or losses related to sales of previously depreciated homes, as well non-controlling interests, from net income or loss (computed in accordance with GAAP). By excluding depreciation and amortization and gains or losses on sales of real estate, management uses FFO to measure returns on its investments in homes. However, because FFO excludes depreciation and amortization and captures neither the changes in the value of the homes that result from use or market conditions nor the level of capital expenditures to maintain the operating performance of the homes, all of which have real economic effects and could materially affect our results from operations, the utility of FFO as a measure of our performance is limited.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; severance expense; casualty (gains) losses, net; and (gains) losses on investments in equity securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures that are necessary to help preserve the value, and maintain the functionality, of our homes. Where appropriate, FFO, Core FFO, and Adjusted FFO are adjusted for our share of investments in unconsolidated joint ventures.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2023	2022	2021
Net income available to common stockholders	$518,774	$382,668	$261,098
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	696	661	327
Non-controlling interests	1,558	1,470	1,351
Depreciation and amortization on real estate assets	663,398	629,301	585,101
Impairment on depreciated real estate investments	427	310	650
Net gain on sale of previously depreciated investments in real estate	(183,540)	(90,699)	(60,008)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	8,704	4,907	254
FFO	1,010,017	928,618	788,773
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	36,069	24,326	34,520
Share-based compensation expense(2)	29,503	28,962	27,170
Legal settlements	2,000	7,400	—
Severance expense	977	314	1,057
Casualty losses, net(1)(3)	8,200	28,485	8,026
(Gains) losses on investments in equity securities, net	(350)	3,939	9,420
Core FFO	1,086,416	1,022,044	868,966
Recurring capital expenditures(1)	(163,051)	(156,147)	(123,405)
Adjusted FFO	$923,365	$865,897	$745,561

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)(6)	613,288,708	611,112,396	579,209,523

Net income per common share — diluted(4)(5)(6)	$0.85	$0.63	$0.45

FFO
Numerator for FFO per common share — diluted(4)	$1,010,017	$928,618	$803,137
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	615,367,734	613,669,133	593,735,669

FFO per common share — diluted(4)(5)(6)	$1.64	$1.51	$1.35

Core FFO and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(4)(5)(6)	615,367,734	613,669,133	582,442,466

Core FFO per common share — diluted(4)(5)(6)	$1.77	$1.67	$1.49
AFFO per common share — diluted(4)(5)(6)	$1.50	$1.41	$1.28

(1)Includes our share from unconsolidated joint ventures.
(2)For the years ended December 31, 2023, 2022, and 2021, $6,963, $6,493, and $5,427, was recorded in property management expense, respectively, and $22,540, $22,469, and $21,743, was recorded in general and administrative expense, respectively.
(3)The year ended December 31, 2022 includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.

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
For the year ended December 31, 2021, the numerator for FFO per common share — diluted is adjusted for interest expense on the 2022 Convertible Notes, including non-cash amortization of discounts, totaling $14,364, and the denominator is adjusted for 11,293,203 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes. No such adjustments were made to Core FFO and AFFO per common share —diluted.
(5)Incremental shares attributed to non-vested share-based awards 1,394,924, 1,341,786, and 1,528,453 for the years ended December 31, 2023, 2022, and 2021, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,638,264, 1,559,524 and 1,822,015 for the years ended December 31, 2023, 2022, and 2021, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(6)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,835,686, 2,338,999, and 2,939,381 for the years ended December 31, 2023, 2022, and 2021, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation, rising interest rates, and bank failures), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.

As of December 31, 2023, our $3,868.0 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $643.0 million and Term Loan Facilities of $3,225.0 million. As of December 31, 2023, we had effectively converted 98.8% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.5 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreement, and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2023.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.
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
February 21, 2024

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2023 and for the three years in the period ended December 31, 2023
Schedule III Real Estate and Accumulated Depreciation	F-42

(c) Exhibits

EXHIBIT INDEX

Exhibit number	Description

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

4.10
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

4.11
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

Exhibit number	Description

10.10
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

10.11
Term Loan Agreement, dated as of June 22, 2022, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 22, 2022).

10.12
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

10.18
Amendment to Loan Agreement, dated as of June 23, 2023, among Wilmington Trust National Association, as Trustee for the Registered Holders of Invitation Homes 2018-SFR4 Single Family Rental Pass-Through Certificates, 2018-4 IH Borrower LP, and 2018-4 Equity Owner LLC, and 2018-4 IH Borrower GP. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on July 27, 2023).

10.19
Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 5, 2017).

10.20	Form of Director and Officer Indemnification Agreement. †

10.21	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

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

10.25	2019 Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on July 31, 2019). †

10.26	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2020.) †

10.27	Form of Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on April 28, 2022). †

10.28	Form of Award Notice and Restricted Stock Unit Agreement (LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023). †

10.29
Executive Transition Services Agreement dated February 1, 2023, between Ernest M. Freedman and Invitation Homes Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 1, 2023). †

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certification of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Incentive Compensation Clawback Policy.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit number	Description

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
† Management contract or compensatory plan.
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 21st day of February 2024.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 21st day of February 2024.

Signature	Title

/s/ Dallas B. Tanner	Chief Executive Officer, and Director
Dallas B. Tanner	(Principal Executive Officer)

/s/ Jonathan S. Olsen	Executive Vice President and Chief Financial Officer
Jonathan S. Olsen	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Executive Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Michael D. Fascitelli	Chairman and Director
Michael D. Fascitelli

/s/ Jana C. Barbe	Director
Jana C. Barbe

/s/ Richard D. Bronson	Director
Richard D. Bronson

/s/ Jeffrey E. Kelter	Director
Jeffrey E. Kelter

/s/ Joseph D. Margolis	Director
Joseph D. Margolis

Signature	Title

/s/ John B. Rhea	Director
John B. Rhea

/s/ Janice L. Sears	Director
Janice L. Sears

/s/ Frances Aldrich Sevilla-Sacasa	Director
Frances Aldrich Sevilla-Sacasa

/s/ Keith D. Taylor	Director
Keith D. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Investments in Single-Family Residential Properties—Refer to Notes 2, 3, and 6 to the financial statements
Critical Audit Matter Description
The Company owned approximately 85,000 individual single-family residential properties (inclusive of $17.3 billion of Investments in single-family residential properties, net on the balance sheet and $46 million of Held for sale assets disclosed in Note 6 – Other Assets) as of December 31, 2023. The Company capitalizes costs to acquire, stabilize, and prepare single-family residential properties to be leased. The determination of which costs to capitalize requires significant management judgment. Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. From time to time, the Company identifies single-family residential properties to be sold. At the time such properties are identified, the Company evaluates whether or not such properties should be classified as held for sale.

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

•We selected a sample of properties classified as held for sale and evaluated whether the properties met the criteria to be classified as held for sale as of December 31, 2023. We also selected a sample of properties sold after December 31, 2023 and evaluated whether each property was properly classified as either held for sale or held for use as of December 31, 2023.

•We selected a sample of properties disposed during the year and evaluated the terms and conditions of the sales contracts to assess whether the sale was properly recorded, including the removal of assets from the accounting records and related gain or loss on sale.

/s/ Deloitte & Touche LLP

Dallas, Texas
February 21, 2024

We have served as the Company’s auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(in thousands, except shares and per share data)

	December 31, 2023	December 31, 2022
Assets:
Investments in single-family residential properties:
Land	$4,881,890	$4,800,110
Building and improvements	16,670,006	15,900,825
	21,551,896	20,700,935
Less: accumulated depreciation	(4,262,682)	(3,670,561)
Investments in single-family residential properties, net	17,289,214	17,030,374
Cash and cash equivalents	700,618	262,870
Restricted cash	196,866	191,057
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	247,166	280,571
Other assets, net	528,896	513,629
Total assets	$19,220,967	$18,536,708

Liabilities:
Mortgage loans, net	$1,627,256	$1,645,795
Secured term loan, net	401,515	401,530
Unsecured notes, net	3,305,467	2,518,185
Term loan facilities, net	3,211,814	3,203,567
Revolving facility	—	—
Accounts payable and accrued expenses	200,590	198,423
Resident security deposits	180,455	175,552
Other liabilities	103,435	70,025
Total liabilities	9,030,532	8,213,077
Commitments and contingencies (Note 14)

Equity:
Stockholders' equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 611,958,239 and 611,411,382 outstanding as of December 31, 2023 and 2022, respectively	6,120	6,114
Additional paid-in capital	11,156,736	11,138,463
Accumulated deficit	(1,070,586)	(951,220)
Accumulated other comprehensive income	63,701	97,985
Total stockholders' equity	10,155,971	10,291,342
Non-controlling interests	34,464	32,289
Total equity	10,190,435	10,323,631
Total liabilities and equity	$19,220,967	$18,536,708

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:
Rental revenues and other property income	$2,418,631	$2,226,641	$1,991,722
Management fee revenues	13,647	11,480	4,893
Total revenues	2,432,278	2,238,121	1,996,615

Expenses:
Property operating and maintenance	880,335	786,351	706,162
Property management expense	95,809	87,936	71,597
General and administrative	82,344	74,025	75,815
Interest expense	333,457	304,092	322,661
Depreciation and amortization	674,287	638,114	592,135
Impairment and other	8,596	28,697	8,676
Total expenses	2,074,828	1,919,215	1,777,046

Gains (losses) on investments in equity securities, net	350	(3,939)	(9,420)
Other, net	(2,435)	(11,261)	(5,835)
Gain on sale of property, net of tax	183,540	90,699	60,008
Losses from investments in unconsolidated joint ventures	(17,877)	(9,606)	(1,546)

Net income	521,028	384,799	262,776
Net income attributable to non-controlling interests	(1,558)	(1,470)	(1,351)

Net income attributable to common stockholders	519,470	383,329	261,425
Net income available to participating securities	(696)	(661)	(327)

Net income available to common stockholders — basic and diluted (Note 12)	$518,774	$382,668	$261,098

Weighted average common shares outstanding — basic	611,893,784	609,770,610	577,681,070
Weighted average common shares outstanding — diluted	613,288,708	611,112,396	579,209,523

Net income per common share — basic	$0.85	$0.63	$0.45
Net income per common share — diluted	$0.85	$0.63	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$521,028	$384,799	$262,776

Other comprehensive income (loss)
Unrealized gains on interest rate swaps	39,488	327,323	113,394
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(73,856)	59,103	148,742
Other comprehensive income (loss)	(34,368)	386,426	262,136
Comprehensive income	486,660	771,225	524,912
Comprehensive income attributable to non-controlling interests	(1,474)	(3,046)	(2,934)

Comprehensive income attributable to common stockholders	$485,186	$768,179	$521,978

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2023, 2022, and 2021
(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2020	567,117,666	$5,671	$9,707,258	$(661,162)	$(546,942)	$8,504,825	$51,248	$8,556,073
Capital distributions	—	—	—	—	—	—	(2,107)	(2,107)
Net income	—	—	—	261,425	—	261,425	1,351	262,776
Dividends and dividend equivalents paid ($0.68 per share)	—	—	—	(395,132)	—	(395,132)	—	(395,132)
Issuance of common stock — settlement of RSUs, net of tax	675,870	7	(9,418)	—	—	(9,411)	—	(9,411)
Issuance of common stock — settlement of 2022 Convertible Notes	8,943,374	89	203,420	—	—	203,509	—	203,509
Issuance of common stock, net	23,383,528	234	933,556	—	—	933,790	—	933,790
Share-based compensation expense	—	—	25,066	—	—	25,066	2,104	27,170
Total other comprehensive income	—	—	—	—	260,553	260,553	1,583	262,136
Redemption of OP Units for common stock	925,000	9	13,657	—	(549)	13,117	(13,117)	—
Balance as of December 31, 2021	601,045,438	6,010	10,873,539	(794,869)	(286,938)	9,797,742	41,062	9,838,804
Capital distributions	—	—	—	—	—	—	(2,397)	(2,397)
Net income	—	—	—	383,329	—	383,329	1,470	384,799
Dividends and dividend equivalents paid ($0.88 per share)	—	—	—	(539,680)	—	(539,680)	—	(539,680)
Issuance of common stock — settlement of RSUs, net of tax	660,756	7	(12,876)	—	—	(12,869)	—	(12,869)
Issuance of common stock — settlement of 2022 Convertible Notes	6,216,261	62	141,157	—	—	141,219	—	141,219
Issuance of common stock, net	2,438,927	25	98,342	—	—	98,367	—	98,367
Share-based compensation expense	—	—	24,950	—	—	24,950	4,012	28,962
Total other comprehensive income	—	—	—	—	384,850	384,850	1,576	386,426
Redemption of OP Units for common stock	1,050,000	10	13,351	—	73	13,434	(13,434)	—
Balance as of December 31, 2022	611,411,382	6,114	11,138,463	(951,220)	97,985	10,291,342	32,289	10,323,631
Capital distributions	—	—	—	—	—	—	(2,374)	(2,374)
Net income	—	—	—	519,470	—	519,470	1,558	521,028
Dividends and dividend equivalents paid ($1.04 per share)	—	—	—	(638,836)	—	(638,836)	—	(638,836)
Issuance of common stock — settlement of RSUs, net of tax	546,857	6	(8,155)	—	—	(8,149)	—	(8,149)
Share-based compensation expense	—	—	26,428	—	—	26,428	3,075	29,503
Total other comprehensive loss	—	—	—	—	(34,284)	(34,284)	(84)	(34,368)
Balance as of December 31, 2023	611,958,239	$6,120	$11,156,736	$(1,070,586)	$63,701	$10,155,971	$34,464	$10,190,435

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$521,028	$384,799	$262,776

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	674,287	638,114	592,135
Share-based compensation expense	29,503	28,962	27,170
Amortization of deferred financing costs	16,203	15,014	13,126
Amortization of debt discounts	1,998	1,653	6,244
Provisions for impairment	427	310	650
(Gains) losses on investments in equity securities, net	(350)	3,939	9,420
Gains on sale of property, net of tax	(183,540)	(90,699)	(60,008)
Change in fair value of derivative instruments	9,375	9,486	14,660
Losses from investments in unconsolidated joint ventures, net of operating distributions	20,620	11,433	1,982
Other non-cash amounts included in net income	5,572	30,963	14,744
Changes in operating assets and liabilities:
Other assets, net	(24,524)	(10,887)	(15,095)
Accounts payable and accrued expenses	24,375	(5,989)	32,892
Resident security deposits	4,903	10,385	7,231
Other liabilities	7,211	(3,896)	(267)
Net cash provided by operating activities	1,107,088	1,023,587	907,660

Investing Activities:
Deposits for acquisition of single-family residential properties	6,365	(35,460)	(60,135)
Acquisition of single-family residential properties	(969,670)	(564,706)	(1,126,826)
Initial renovations to single-family residential properties	(30,207)	(122,371)	(77,408)
Other capital expenditures for single-family residential properties	(221,102)	(208,070)	(162,832)
Proceeds from sale of single-family residential properties	488,055	240,034	231,676
Repayment proceeds from retained debt securities	861	70,546	88,416
Investments in equity securities	(33,577)	(15,832)	(8,477)
Proceeds from sale of investments in equity securities	—	5,762	31,504
Investments in unconsolidated joint ventures	(442)	(167,728)	(65,000)
Non-operating distributions from unconsolidated joint ventures	13,227	6,119	1,890
Other investing activities	(27,062)	(22,707)	(12,366)
Net cash used in investing activities	(773,552)	(814,413)	(1,159,558)

Financing Activities:
Payment of dividends and dividend equivalents	(638,129)	(539,033)	(393,812)
Distributions to non-controlling interests	(2,374)	(2,397)	(2,107)
Payment of taxes related to net share settlement of RSUs	(8,149)	(12,869)	(9,411)
Payments on mortgage loans	(20,491)	(1,412,249)	(1,766,865)
Payments on secured term loan	(234)	—	—
Proceeds from unsecured notes	790,144	598,434	1,938,036
Proceeds from term loan facility	—	725,000	—

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Proceeds from revolving facility	150,000	130,000	400,000
Payments on revolving facility	(150,000)	(130,000)	(400,000)
Proceeds from issuance of common stock, net	—	98,367	933,790
Deferred financing costs paid	(7,767)	(13,043)	(16,990)
Other financing activities	(2,979)	(16,315)	(23,653)
Net cash provided by (used in) financing activities	110,021	(574,105)	658,988

Change in cash, cash equivalents, and restricted cash	443,557	(364,931)	407,090
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	453,927	818,858	411,768
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$897,484	$453,927	$818,858

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$290,649	$275,730	$285,501
Interest capitalized as investments in single-family residential properties, net	2,804	6,899	2,477
Cash paid for income taxes	245	1,534	809
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,026	6,025	5,911
Financing cash flows from finance leases	2,942	2,642	2,720

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,858	$2,272	$13,400
Accrued residential property capital improvements at period end	5,346	9,656	11,209
Deferred payment for acquisition of single-family residential properties	25,587	—	—
Transfer of residential property, net to other assets, net for held for sale assets	167,013	90,695	81,593
Change in other comprehensive income (loss) from cash flow hedges	(43,670)	377,022	247,605
ROU assets obtained in exchange for operating lease liabilities	301	5,798	1,452
ROU assets obtained in exchange for finance lease liabilities	3,255	340	115
Net settlement of 2022 Convertible Notes in shares of common stock	—	141,219	203,509

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”) that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures.
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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of December 31, 2023, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2023 and 2022, and the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall unfavorable global and United States economic conditions (including inflation and rising interest rates), higher unemployment levels, uncertainty in financial markets (including as a result of events affecting financial institutions, such as recent bank failures), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire or dispose of single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation, bank failures, and rising interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other economic factors.
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
Reclassifications
We reclassified $15,832 and $8,477 of investments in equity securities for the years ended December 31, 2022 and 2021, respectively, from other investing activities on the consolidated statement of cash flows to a separate cash flow line item to conform to our current presentation. This reclassification had no effect on the total reported investing activities on the consolidated statement of cash flows for the years ended December 31, 2022 and 2021.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our owned portfolio of approximately 85,000 single-family residential properties located primarily in 16 markets across the United States as of December 31, 2023:
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
To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. Cash flow projections are prepared using internal analyses based on current rental, renewal, and occupancy rates, operating expenses, and inputs from our annual planning process that give

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
consideration to each property’s historical results, current operating trends, and current market conditions. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. To determine the estimated fair value, we utilize home price appreciation (“HPA”) indices, local broker price opinions (“BPOs”), and automated valuation model (“AVM”) data, each of which are important components of our process with no one information source being necessarily determinative. To validate the HPA indices, BPOs, and AVM data received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by ASC 820, Fair Value Measurements. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used, and any adjustments to comparable transactions made, in reaching the value opinions.
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
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2023 and 2022, we classified $46,203 and $29,842, respectively, as held for sale assets in our consolidated balance sheets (see Note 6).
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
Convertible Senior Notes
ASC 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with the SWH merger, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate (see Note 7), and all remaining amounts outstanding pursuant to these debt instruments were fully converted into shares of our common stock during the year ended December 31, 2022. The resulting discount from the outstanding principal balance of the convertible senior notes was amortized using the effective interest rate method over the periods to maturity. Amortization of this discount was recorded as interest expense in the consolidated statement of operations for the years ended December 31, 2022 and 2021.
Revenue Recognition and Resident Receivables
Rental revenues and other property income, net of any concessions and uncollectible amounts, consists primarily of rents collected under lease agreements related to our single-family residential properties. We enter into leases directly with our residents, and our leases typically have a term of one to two years. As a lessor, our leases with residents are classified as operating leases under ASC 842, Leases, (“ASC 842”). We elected the practical expedient in ASC 842 not to separate the lease and nonlease components of these operating leases with our residents. Our lease components consist primarily of rental income, pet rent, and value-add services such as smart home system fees. Nonlease components include resident reimbursements for utilities and various other fees, including late fees and lease termination fees, among others. The lease component is the predominant component in these arrangements, and as such, we recognize rental revenues and other property income in accordance with ASC 842.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Management fee revenues consist of fees from property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures. Management fee revenues are recognized as performance obligations are satisfied in accordance with the underlying agreements.
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
Goodwill
Goodwill incurred in connection with a business combination is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31st, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2023, no impairment of goodwill has been recorded.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
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
Pursuant to the terms of certain of our mortgage loans, we are required to maintain interest rate caps. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. We have elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one month Secured Overnight Financing Rate (“SOFR”), which replaced the London Interbank Offer Rate (“LIBOR”) beginning in July 2023. All of our debt instruments and swap agreements are currently indexed to one month SOFR. We have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in SOFR.
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
Our federal and various state and local jurisdiction tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The years open to examination generally range from 2020 to present.
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
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024 (as extended by the FASB in December 2022). In certain cases, we have elected to apply the hedge accounting expedients related

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. We also elected to apply practical expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes were made to applicable debt and derivative instruments. Application of these expedients preserves the presentation of derivatives contracts consistent with past presentation.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and effectiveness of income tax disclosures. The updated standard is effective for annual reporting periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2023	December 31, 2022
Land	$4,881,890	$4,800,110
Single-family residential property	15,977,256	15,228,631
Capital improvements	565,214	548,700
Equipment	127,536	123,494
Total gross investments in the properties	21,551,896	20,700,935
Less: accumulated depreciation	(4,262,682)	(3,670,561)
Investments in single-family residential properties, net	$17,289,214	$17,030,374

As of December 31, 2023 and 2022, the carrying amount of the residential properties above includes $135,004 and $129,341, respectively, of capitalized acquisition costs (excluding purchase price), along with $78,073 and $76,408, respectively, of capitalized interest, $30,531 and $30,435, respectively, of capitalized property taxes, $5,037 and $4,982, respectively, of capitalized insurance, and $3,691 and $3,627, respectively, of capitalized HOA fees.
During the years ended December 31, 2023, 2022, and 2021, we recognized $663,398, $629,301, and $585,101, respectively, of depreciation expense related to the components of the properties, and $10,889, $8,813, and $7,034, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2023, 2022, and 2021, impairments totaling $427, $310, and $650, respectively, have been recognized and are included in

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
impairment and other in the consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$700,618	$262,870
Restricted cash	196,866	191,057
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$897,484	$453,927
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
The balances of our restricted cash accounts, as of December 31, 2023 and 2022, are set forth in the table below. As of December 31, 2023 and 2022, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	December 31, 2023	December 31, 2022
Resident security deposits	$181,097	$175,829
Collections	8,278	7,415
Letters of credit	2,489	2,109
Capital expenditures	2,297	2,297
Property taxes	2,014	2,717
Special and other reserves	691	690
Total	$196,866	$191,057

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of December 31, 2023 and 2022:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Pathway Property Company(1)	100.0%	504	340	$120,639	$131,542
2020 Rockpoint JV(1)	20.0%	2,609	2,610	62,578	70,103
FNMA(2)	10.0%	426	488	32,303	46,151
Pathway Operating Company(3)	15.0%	N/A	N/A	21,008	22,011
2022 Rockpoint JV(1)	16.7%	309	132	10,638	10,764
Total				$247,166	$280,571

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes within the Western United States.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of December 31, 2023, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.
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
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of December 31, 2023, we have funded $10,442 to the 2022 Rockpoint JV, and our remaining equity commitment is $39,558. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
We recorded net losses from these investments for the years ended December 31, 2023, 2022, and 2021, totaling $17,877, $9,606, and $1,546, respectively, which are included in losses from investments in unconsolidated joint ventures in the consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the years ended December 31, 2023, 2022, and 2021, we earned $13,647, $11,480, and $4,893, respectively, of management fees which are included in management fee revenues in the consolidated statements of operations.
Note 6—Other Assets
As of December 31, 2023 and 2022, the balances in other assets, net are as follows:

	December 31, 2023	December 31, 2022
Amounts deposited and held by others (Note 14)	$92,151	$97,709
Investments in debt securities, net	86,471	86,980
Derivative instruments (Note 8)	75,488	119,193
Rent and other receivables, net	60,810	54,091
Investments in equity securities	55,991	22,413
Prepaid expenses	47,770	41,972
Held for sale assets(1)	46,203	29,842
Corporate fixed assets, net	31,474	24,484
ROU lease assets — operating and finance, net	13,532	16,534
Deferred financing costs, net	2,972	5,850
Other	16,034	14,561
Total	$528,896	$513,629

(1)As of December 31, 2023 and 2022, 189 and 131 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,471, net of unamortized discounts of $1,232 as of December 31, 2023. These investments in debt securities are classified as held to maturity investments. As of December 31, 2023, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next one month to three years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the years ended December 31, 2023, 2022, and 2021, rental revenues and other property income includes $153,016, $139,829, and $118,016 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of December 31, 2023 are as follows:

Year	Lease Payments to be Received
2024	$1,410,362
2025	243,253
2026	—
2027	—
2028	—
Thereafter	—
Total	$1,653,615
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of December 31, 2023 and 2022, the values of our investments in equity securities are as follows:

	December 31, 2023	December 31, 2022
Investments without a readily determinable fair value	$54,686	$21,500
Investments with a readily determinable fair value	1,305	913
Total	$55,991	$22,413
The components of gains (losses) on investments in equity securities, net as of years ended December 31, 2023, 2022, and 2021 are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Net losses recognized on investments sold during the reporting period — with a readily determinable value	$—	$(1,452)	$(5,483)
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	350	(2,487)	(3,937)
Total	$350	$(3,939)	$(9,420)

ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$9,236	$4,296	$12,862	$3,672
Other liabilities (Note 14)	11,097	3,796	14,925	3,483
Weighted average remaining lease term	3.3 years	2.9 years	3.0 years	1.4 years
Weighted average discount rate	3.6%	5.2%	3.3%	4.0%

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of December 31, 2023 and 2022, the unamortized balances of these deferred financing costs are $2,972 and $5,850, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2023 and 2022:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	December 31, 2023	December 31, 2022
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$990,555	$992,695
IH 2018-4(7)(8)	November 7, 2018	January 9, 2024	January 9, 2026	6.70%	115-145 bps	643,030	661,029
Total Securitizations						1,633,585	1,653,724
Less: deferred financing costs, net						(6,329)	(7,929)
Total						$1,627,256	$1,645,795

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)Represents the maturity dates for all extension options that have been exercised for the mortgage loans.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over Term SOFR adjusted for an 0.11% credit spread adjustment. As of December 31, 2023, Term SOFR was 5.35%.
(5)Range of spreads is based on outstanding principal balances as of December 31, 2023.
(6)Net of unamortized discount of $1,232 and $1,584 as of December 31, 2023 and 2022, respectively.
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
(8)On January 8, 2024, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2024 to January 9, 2025 was confirmed by the lender (see Note 15).

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Securitization Transactions
The Borrower Entity for IH 2018-4 executed a loan agreement with a third-party lender. IH 2018-4 originally consisted of six floating rate components. The two year initial term is subject to five, one year extension options at the Borrower Entity’s discretion. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers a replacement interest rate cap agreement from an approved counterparty within the required timeframe to the lender. IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components, and Component A of IH 2017-1 benefits from FNMA’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2023 and 2022, a total of 10,581 and 10,712 homes, respectively, with a gross book value of $2,348,044 and $2,355,083, respectively, and a net book value of $1,779,169 and $1,859,614, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
Transactions with Trusts
Concurrent with the execution of each mortgage loan agreement, the respective third-party lender sold each loan it originated to individual depositor entities, which are wholly owned subsidiaries, who subsequently transferred each loan to Securitization-specific trust entities (the “Trusts”). We accounted for the transfers of the individual Securitizations as sales under ASC 860, Transfers and Servicing, with no resulting gain or loss as the Securitizations were both originated by the lender and immediately transferred at the same fair market value.
These transactions had no effect on our consolidated financial statements other than with respect to certificates issued by the Trusts (collectively, the “Certificates”) that we retained in connection with Securitizations or purchased at a later date.
The Trusts are structured as pass-through entities that receive interest payments from the Securitizations and distribute those payments to the holders of the Certificates. The assets held by the Trusts are restricted and can only be used to fulfill the obligations of those entities. The obligations of the Trusts do not have any recourse to the general credit of any entities in these consolidated financial statements. We have evaluated our interests in certain certificates of the Trusts held by us and determined that they do not create a more than insignificant variable interest in the Trusts.
As the Trusts made Certificates available for sale to both domestic and foreign investors, sponsors of the mortgage loans are required to retain a portion of the risk that represents a material net economic interest in each loan pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934, as amended. As loan sponsors, we are thus required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date. Accordingly, we have retained the restricted Class B Certificates issued by IH 2017-1, which bear a stated annual interest rate of 4.23% (including applicable servicing fees), that were made available exclusively to INVH LP to comply with the Risk Retention Rules.
For IH 2018-4, we retain 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrue interest at a floating rate of Term SOFR plus a spread ranging from 1.15% to 1.45%.
The retained certificates, net of discount, total $86,471 and $86,980 as of December 31, 2023 and 2022, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 6).

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
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2023, 2022, and 2021, we made voluntary and mandatory prepayments of $20,491, $1,412,249, and $1,766,865, respectively, under the terms of the mortgage loan agreements. For the year ended December 31, 2022, prepayments included the full repayment of the IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans. For the year ended December 31, 2021, prepayments included the full repayment of the IH 2017-2 IH mortgage loan.
Secured Term Loan
On June 7, 2019, 2019-1 IH Borrower LP, a consolidated subsidiary (“2019-1 IH Borrower” and one of our Borrower Entities), entered into a 12 year loan agreement with a life insurance company (the “Secured Term Loan”). The Secured Term Loan bears interest at a fixed rate of 3.59%, including applicable servicing fees, for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over a comparable or successor rate to one month LIBOR for the twelfth year as provided for in our loan agreement (subject to certain adjustments as outlined in the loan agreement). The Secured Term Loan is secured by first priority mortgages on a portfolio of single-family rental properties as well as a first priority pledge of the equity interests of 2019-1 IH Borrower. We utilized the proceeds from the Secured Term Loan to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into the Secured Term Loan’s reserve accounts; (iii) transaction costs related to the closing of the Secured Term Loan; and (iv) general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2023 and 2022:

	Maturity Date	Interest Rate(1)	December 31, 2023	December 31, 2022
Secured Term Loan	June 9, 2031	3.59%	$403,129	$403,363
Deferred financing costs, net			(1,614)	(1,833)
Secured Term Loan, net			$401,515	$401,530

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
Collateral
As of December 31, 2023 and 2022, the Secured Term Loan’s collateral pool contains 3,332 and 3,334 homes, respectively, with a gross book value of $828,570 and $813,543, respectively, and a net book value of $675,075 and $688,625, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
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
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. During the year ended December 31, 2023, we made mandatory prepayments of $234 under the terms of the Secured Term Loan agreement. No such prepayments were made during the years ended December 31, 2022 and 2021.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
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
The following table sets forth a summary of our Unsecured Notes as of December 31, 2023 and 2022:

	Interest Rate(1)	December 31, 2023	December 31, 2022
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,329,856	$2,538,066
Deferred financing costs, net		(24,389)	(19,881)
Total		$3,305,467	$2,518,185

(1)Represents the range of contractual rates in place as of December 31, 2023.
(2)Net of unamortized discount of $20,144 and $11,934 as of December 31, 2023 and 2022. See “Debt Maturities Schedule” for information about maturity dates for the Unsecured Notes.
Debt Issuances
The following activity occurred during the years ended December 31, 2023, 2022, and 2021 with respect to the Unsecured Notes.
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
•On August 2, 2023, in a public offering under our existing shelf registration statement, we issued (1) $450,000 aggregate principal amount of 5.45% Senior Notes which mature on August 15, 2030 and (2) $350,000 aggregate principal amount of 5.50% Senior Notes which mature on August 15, 2033.
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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility as of December 31, 2023 and 2022:

	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
2020 Term Loan Facility(1)(2)	January 31, 2025	6.45%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	6.70%	725,000	725,000
Total Term Loan Facilities			3,225,000	3,225,000
Less: deferred financing costs, net			(13,186)	(21,433)
Term Loan Facilities, net			$3,211,814	$3,203,567

Revolving Facility(1)(2)	January 31, 2025	6.35%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of December 31, 2023, the applicable margins were 1.00% and 0.90% for the 2020 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 5.35%.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus the applicable margin. As of December 31, 2023, the applicable margin was 1.25%, and Term SOFR was 5.35%.
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
The margins for the Term Loan Facilities and the Revolving Facility as of December 31, 2023 are as follows:

	Base Rate Loans			Adjusted SOFR Rate Loans
2020 Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%
2022 Term Loan Facility	0.15%	—	1.20%	1.15%	—	2.20%
Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%
The Revolving Facility and the 2022 Term Loan Facility include a sustainability component whereby pricing can improve upon our achievement of certain sustainability ratings, determined via an independent third-party evaluation.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2023:

Year	Mortgage Loans(1)(2)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(3)	Revolving Facility(3)	Total
2024	$643,030	$—	$—	$—	$—	$643,030
2025	—	—	—	2,500,000	—	2,500,000
2026	—	—	—	—	—	—
2027	991,787	—	—	—	—	991,787
2028	—	—	750,000	—	—	750,000
Thereafter	—	403,129	2,600,000	725,000	—	3,728,129
Total	1,634,817	403,129	3,350,000	3,225,000	—	8,612,946
Less: deferred financing costs, net	(6,329)	(1,614)	(24,389)	(13,186)	—	(45,518)
Less: unamortized debt discount	(1,232)	—	(20,144)	—	—	(21,376)
Total	$1,627,256	$401,515	$3,305,467	$3,211,814	$—	$8,546,052

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of December 31, 2023. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
(2)On January 8, 2024, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2024 to January 9, 2025 was confirmed by the lender (see Note 15).
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
The table below summarizes our interest rate swap instruments as of December 31, 2023:

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

During the years ended December 31, 2022 and 2021, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292, and $20,798, respectively, in connection with these terminations. There were no such terminations during the year ended December 31, 2023.
During the years ended December 31, 2023, 2022, and 2021, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $57,501 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders. To the extent that the maturity date of a mortgage loan is extended through an exercise of one or more extension options, a replacement or extension interest rate cap agreement must be executed with terms similar to those associated with the initial interest rate cap agreement and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreement, including all of our rights to payments owed by the counterparties and all other rights, has been pledged as additional collateral for the mortgage loan. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. As of December 31, 2023, the remaining interest rate cap has a strike price of 8.46%.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2023 and 2022:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2023	December 31, 2022	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$75,487	$119,157	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	1	36	Other liabilities	—	—
Total		$75,488	$119,193		$—	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2023 and 2022:

	December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,488	$—	$75,488	$—	$—	$75,488
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	December 31, 2022
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$119,193	$—	$119,193	$—	$—	$119,193
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income (loss) and the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021:

	Amount of Gain Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2023	2022	2021		2023	2022	2021	2023	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate swaps	$39,488	$327,323	$113,394	Interest expense	$73,856	$(59,103)	$(148,742)	$333,457	$304,092	$322,661

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Years Ended December 31,
		2023	2022	2021
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$73	$81	$129
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2023, we were not in a net liability position with any of our derivative counterparties.
Note 9—Stockholders’ Equity
As of December 31, 2023, we have issued 611,958,239 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets and statements of equity. As of December 31, 2023, 1,869,483 outstanding OP Units are redeemable.
During the years ended December 31, 2023, 2022, and 2021, we issued 546,857, 10,365,944, and 33,927,772 shares of common stock, respectively.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the year ended December 31, 2022, we sold 2,438,927 shares of our common stock under our 2021 ATM Equity Program, generating net proceeds of $98,367, after giving effect to Agent commissions and other costs totaling $1,633. We did not sell any shares of common stock under the 2021 ATM Equity Program during the year ended December 31, 2023 and 2021. As of December 31, 2023, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
On August 22, 2019, we entered into distribution agreements with a syndicate of banks, pursuant to which we sold, from time to time, up to an aggregate sales price of $800,000 of our common stock (the “2019 ATM Equity Program”). During the year ended December 31, 2021, we sold 9,008,528 shares of our common stock under our 2019 ATM Equity Program, generating net proceeds of $362,589, after giving effect to agent commissions and other costs totaling $6,225. We terminated the 2019 ATM Equity Program immediately after entering into the 2021 ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2022 through December 31, 2023:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q4-2023	November 7, 2023	$0.26	November 22, 2023	$160,350
Q3-2023	August 8, 2023	0.26	August 25, 2023	160,540
Q2-2023	May 10, 2023	0.26	May 26, 2023	159,493
Q1-2023	February 14, 2023	0.26	February 28, 2023	158,453
Q4-2022	November 8, 2022	0.22	November 23, 2022	135,654
Q3-2022	August 9, 2022	0.22	August 26, 2022	135,042
Q2-2022	May 10, 2022	0.22	May 27, 2022	134,744
Q1-2022	February 14, 2022	0.22	February 28, 2022	134,240
On December 8, 2023, our board of directors declared a dividend of $0.28 per share to stockholders of record on December 27, 2023, which was paid on January 19, 2024.
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
Share-Based Awards
The following summarizes our share-based award activity during the years ended December 31, 2023, 2022, and 2021.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the years ended December 31, 2023, 2022, and 2021, we granted 776,492 640,107, and 675,627 RSUs, respectively, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the years ended December 31, 2023, 2022, and 2021, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 188,001, 285,601, and 159,180 shares of common stock, respectively. Such awards are reflected as an increase in the number of awards granted and vested in the table below. Certain other LTIP PRSUs did not achieve performance criteria, resulting in the cancellation of 47,145 awards during the year ended December 31, 2021. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Award Activity
•Other Awards: During the year ended December 31, 2023, we granted 50,895 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2024 annual stockholders meeting, subject to continued service on the board of directors through such date. During the years ended December 31, 2022 and 2021, INVH issued 36,912 and 43,767 time-vesting RSUs, which awards fully vested on the dates of INVH’s 2023 and 2022 annual stockholders meetings, respectively.
During the year ended December 31, 2023, we granted 56,562 employment awards in the form of time-vesting RSUs that vest in three equal annual installments based on an anniversary date of the grant date.
•Modifications: On February 1, 2023, the vesting conditions of certain outstanding equity awards with a pre-modification aggregate fair value of $3,741 were modified, resulting in an incremental $309 of share-based compensation expense over the remaining service period. During the year ended December 31, 2023, $1,941 of previously recognized share-based compensation expense with respect to these awards was reversed, and we began amortizing the modified fair value over the remaining service period.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
2023 was an aggregate $3,164. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date will be calculated consistent with the award terms. To the extent performance through the Interim Measurement Date would result in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amounts will be guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. As of December 31, 2023, 2022 Outperformance Awards with an approximate aggregate $17,500 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the years ended December 31, 2023, 2022, and 2021:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2020	560,123	$24.54	975,811	$26.36	1,535,934	$25.70
Granted	252,249	30.30	626,325	27.44	878,574	28.26
Vested(2)	(396,185)	(23.44)	(436,493)	(23.31)	(832,678)	(23.37)
Forfeited / canceled	(19,102)	(29.83)	(68,106)	(23.25)	(87,208)	(24.69)
Balance, December 31, 2021	397,085	29.05	1,097,537	28.38	1,494,622	28.56
Granted	339,517	37.39	730,078	31.46	1,069,595	33.34
Vested(2)	(213,884)	(28.84)	(602,994)	(24.67)	(816,878)	(25.76)
Forfeited / canceled	(12,846)	(35.22)	(13,050)	(29.16)	(25,896)	(32.16)
Balance, December 31, 2022	509,872	34.54	1,211,571	32.08	1,721,443	32.81
Granted	350,949	31.67	721,001	30.51	1,071,950	30.89
Vested(2)	(220,208)	(33.06)	(505,933)	(31.54)	(726,141)	(32.00)
Forfeited / canceled	(29,894)	(34.14)	(61,697)	(31.22)	(91,591)	(32.17)
Balance, December 31, 2023	610,719	$33.44	1,364,942	$31.48	1,975,661	$32.09

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the years ended December 31, 2023, 2022, and 2021 was $23,265, $21,154, and $18,214, respectively. During the years ended December 31, 2023, 2022, and 2021, 5,306, 3,084, 1,033 RSUs, respectively, were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the years ended December 31, 2023, 2022, and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Expected volatility(1)	20.5% — 30.0%	28.9% — 33.6%	33.2%
Risk-free rate	4.31% — 4.62%	1.72% — 2.59%	0.31%
Expected holding period (years)	1.00 — 2.84	2.84 — 3.00	2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2023, 2022, and 2021, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2023	2022	2021
General and administrative	$22,540	$22,469	$21,743
Property management expense	6,963	6,493	5,427
Total	$29,503	$28,962	$27,170
As of December 31, 2023, there is $33,635 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.71 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of December 31, 2023 and 2022, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Recurring Fair Value Measurements
The following table displays the carrying values and fair values of financial instruments as of December 31, 2023 and 2022:

		December 31, 2023		December 31, 2022
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,471	$84,591	$86,980	$84,992

Liabilities carried at historical cost on the consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,029,856	$2,725,884	$2,238,066	$1,798,658
Mortgage loans(3)	Level 2	1,633,585	1,576,813	1,653,724	1,588,550
Unsecured Notes — private placement(4)	Level 2	300,000	245,766	300,000	228,726
Secured Term Loan(5)	Level 3	403,129	369,402	403,363	356,557
Term Loan Facilities(6)	Level 3	3,225,000	3,230,747	3,225,000	3,233,677

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $20,144 and $11,934 of unamortized discount and excludes $23,211 and $18,534 of deferred financing costs as of December 31, 2023 and 2022, respectively.
(3)The carrying values of the mortgage loans include $1,232 and $1,584 of unamortized discount and exclude $6,329 and $7,929 of deferred financing costs as of December 31, 2023 and 2022, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,178 and $1,347 of deferred financing costs as of December 31, 2023 and 2022, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,614 and $1,833 of deferred financing costs as of December 31, 2023 and 2022, respectively.
(6)The carrying values of the Term Loan Facilities exclude $13,186 and $21,433 of deferred financing costs as of December 31, 2023 and 2022, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of December 31, 2023:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$369,402	Discounted Cash Flow	Effective Rate	4.93%
Term Loan Facilities	3,230,747	Discounted Cash Flow	Effective Rate	4.34%	—	6.69%

(1)Our Level 3 fair value instruments require interest only payments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2023	2022	2021
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$2,208	$1,208	$3,582
Total impairments	(427)	(310)	(650)
Fair value	$1,781	$898	$2,932
We did not record any impairments for our investments in single-family residential properties, net held for use during the years ended December 31, 2023, 2022, and 2021. For additional information related to our single-family residential properties as of December 31, 2023 and 2022, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Years Ended December 31,
	2023	2022	2021
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$518,774	$382,668	$261,098

Denominator:
Weighted average common shares outstanding — basic	611,893,784	609,770,610	577,681,070
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,394,924	1,341,786	1,528,453
Weighted average common shares outstanding — diluted	613,288,708	611,112,396	579,209,523

Net income per common share — basic	$0.85	$0.63	$0.45
Net income per common share — diluted	$0.85	$0.63	$0.45
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the years ended December 31, 2023, 2022, and 2021, 3,125, 57,278, and 16,939, incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the years ended December 31, 2023, 2022, and 2021, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
The outstanding balance of the 2022 Convertible Notes was settled in January 2022. As such, they had no effect on potential dilution for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, using the “if-converted” method, 290,079 and 11,293,203 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes, respectively, are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator was required for interest expense related to the 2022 Convertible Notes for the years ended December 31, 2022 and 2021. See Note 7 for further discussion about the 2022 Convertible Notes.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of December 31, 2023 and 2022, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
We have sold assets that were either subject to state and local income taxes or Section 337(d) of the Code, as amended, or were held by TRSs. These transactions resulted in $253, $150, and $551 of current income tax expense for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of December 31, 2023, for the periods below:

Year	Operating Leases	Finance Leases
2024	$4,543	$1,706
2025	3,228	877
2026	1,916	908
2027	1,341	638
2028	661	9
Thereafter	158	—
Total lease payments	11,847	4,138
Less: imputed interest	(750)	(342)
Total lease liability	$11,097	$3,796
The components of lease expense for the years ended December 31, 2023, 2022, and 2021 are as follows:

	For the Years Ended December 31,
	2023	2022	2021
Operating lease cost:
Fixed lease cost	$3,317	$3,284	$3,970
Variable lease cost	1,515	1,498	1,239
Total operating lease cost	$4,832	$4,782	$5,209

Finance lease cost:
Amortization of ROU assets	$2,790	$2,676	$2,825
Interest on lease liabilities	375	234	279
Total finance lease cost	$3,165	$2,910	$3,104

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 1,789 homes over the next four years. Estimated remaining commitments under these agreements total approximately $630,000 as of December 31, 2023.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2023, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2023, for potential recognition or disclosure.
Dividend Declaration
On December 8, 2023, our board of directors declared a dividend of $0.28 per share to stockholders of record on December 27, 2023, which was paid on January 19, 2024.
Extensions of Existing Mortgage Loans
On January 8, 2024, the extension of the maturity date of the IH 2018-4 mortgage loan from January 9, 2024 to January 9, 2025 was confirmed by the lender.
Property Management
In January 2024, we entered into an agreement with a third-party portfolio owner of single-family residential homes to provide property and asset management services for approximately 14,000 homes. Substantially all of the homes are located within our existing markets.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2023
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,708	2,566	$289,591	$335,731	$1,718,453	$—	$358,899	$335,731	$2,077,352	$2,413,083	$(563,862)	1920-2023	2012-2023	7	-	32 years
Carolinas	5,490	1,098	153,342	204,200	912,329	—	146,760	204,200	1,059,089	1,263,289	(241,358)	1900-2023	2012-2023	7	-	32 years
Chicago	2,488	—	—	125,730	309,516	—	124,900	125,730	434,416	560,146	(144,910)	1877-2015	2012-2017	7	-	32 years
Dallas	2,983	882	102,753	145,215	540,050	—	64,743	145,215	604,793	750,008	(108,034)	1952-2023	2017-2023	7	-	32 years
Denver	2,581	842	122,585	232,338	636,652	—	93,954	232,338	730,606	962,944	(135,473)	1885-2021	2017-2022	7	-	32 years
Houston	2,341	576	45,598	79,242	362,332	—	38,302	79,242	400,634	479,876	(76,290)	1954-2023	2017-2023	7	-	32 years
Indianapolis	45	—	—	2,983	8,880	—	2	2,983	8,882	11,865	(141)	1990-2016	2023	7	-	32 years
Jacksonville	1,994	274	43,910	94,649	261,712	—	69,937	94,649	331,649	426,298	(107,299)	1955-2023	2012-2023	7	-	32 years
Las Vegas	3,418	862	127,722	161,569	702,562	—	85,150	161,569	787,712	949,281	(162,761)	1961-2019	2012-2023	7	-	32 years
Memphis	21	—	—	752	4,916	—	3	752	4,919	5,671	(75)	1990-2014	2023	7	-	32 years
Minneapolis	1,073	5	619	63,462	131,402	—	62,338	63,462	193,740	257,202	(69,589)	1886-2015	2013-2015	7	-	32 years
Nashville	27	—	—	2,338	7,718	—	190	2,338	7,908	10,246	(105)	1992-2023	2023	7	-	32 years
Northern California	4,298	755	139,584	353,502	797,661	—	165,887	353,502	963,548	1,317,050	(264,083)	1900-2019	2012-2022	7	-	32 years
Orlando	6,716	1,165	156,230	249,409	1,033,740	—	198,101	249,409	1,231,841	1,481,250	(307,487)	1947-2023	2012-2023	7	-	32 years
Phoenix	9,223	1,556	228,451	429,149	1,371,037	—	255,225	429,149	1,626,262	2,055,411	(374,272)	1929-2023	2012-2023	7	-	32 years
Seattle	4,038	148	32,721	331,366	746,882	—	201,520	331,366	948,402	1,279,768	(235,147)	1890-2022	2012-2022	7	-	32 years
South Florida	8,267	579	127,399	714,913	1,518,011	—	271,065	714,913	1,789,076	2,503,989	(526,271)	1937-2023	2012-2023	7	-	32 years
Southern California	7,505	1,265	279,865	960,066	1,434,776	—	269,348	960,066	1,704,124	2,664,190	(510,300)	1900-2014	2012-2021	7	-	32 years
Tampa	9,162	1,327	185,616	395,276	1,503,344	—	261,709	395,276	1,765,053	2,160,329	(435,225)	1923-2023	2012-2023	7	-	32 years
Total	84,378	13,900	$2,035,986	$4,881,890	$14,001,973	$—	$2,668,033	$4,881,890	$16,670,006	$21,551,896	$(4,262,682)

(1)Number of properties represents 84,567 total properties owned less 189 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2023.
(2)Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages under the mortgage loans and the Secured Term Loan, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is original issue discount, deferred financing costs, and 13 held for sale properties with an encumbered balance of $1,960.
(3)The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $19.8 billion (unaudited) as of December 31, 2023.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Residential Real Estate
Balance at beginning of period	$20,700,935	$20,008,381	$18,801,750
Additions during the period
Acquisitions	995,255	564,706	1,126,826
Initial renovations	29,793	111,243	83,099
Other capital expenditures	216,792	206,517	167,256
Deductions during the period
Dispositions and other	(371,045)	(176,768)	(197,225)
Reclassifications
Properties held for sale, net of dispositions	(19,834)	(13,144)	26,675
Balance at close of period	$21,551,896	$20,700,935	$20,008,381

Accumulated Depreciation
Balance at beginning of period	$(3,670,561)	$(3,073,059)	$(2,513,057)
Depreciation expense	(663,398)	(629,301)	(585,101)
Dispositions and other	67,804	28,475	27,633
Reclassifications
Properties held for sale, net of dispositions	3,473	3,324	(2,534)
Balance at close of period	$(4,262,682)	$(3,670,561)	$(3,073,059)