Form 10-Q
period 2024-03-31
Invitation Homes Inc.
filed 2024-05-01
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2024
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1717 Main Street,	Suite 2000		75201
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of April 29, 2024, there were 612,535,649 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item	4.	Controls and Procedures	60

PART II
Item	1.	Legal Proceedings	61
Item	1A.	Risk Factors	61
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item	3.	Defaults Upon Senior Securities	61
Item	4.	Mine Safety Disclosures	61
Item	5.	Other Information	61
Item	6.	Exhibits	62

Signatures			63

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets (including due to bank failures), geopolitical tensions, natural disasters, climate change, and public health crises on our financial condition, results of operations, cash flows, business, associates, and residents. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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
•“Carolinas” includes Charlotte-Concord-Gastonia, NC-SC, Greensboro-High Point, NC, Raleigh-Cary, NC, Durham-Chapel Hill, NC, and Winston-Salem, NC;
•“core markets” refers to markets where we have meaningful scale and the ability to conduct business using our existing operating platform. Our current 16 core markets are identified on our portfolio table in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Portfolio;”
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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,869,884	$4,881,890
Building and improvements	16,735,151	16,670,006
	21,605,035	21,551,896
Less: accumulated depreciation	(4,418,164)	(4,262,682)
Investments in single-family residential properties, net	17,186,871	17,289,214
Cash and cash equivalents	738,125	700,618
Restricted cash	209,281	196,866
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	238,330	247,166
Other assets, net	579,124	528,896
Total assets	$19,209,938	$19,220,967

Liabilities:
Mortgage loans, net	$1,622,036	$1,627,256
Secured term loan, net	401,569	401,515
Unsecured notes, net	3,306,873	3,305,467
Term loan facilities, net	3,213,904	3,211,814
Revolving facility	—	—
Accounts payable and accrued expenses	240,538	200,590
Resident security deposits	180,197	180,455
Other liabilities	74,732	103,435
Total liabilities	9,039,849	9,030,532
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 612,485,098 and 611,958,239 outstanding as of March 31, 2024 and December 31, 2023, respectively	6,125	6,120
Additional paid-in capital	11,153,703	11,156,736
Accumulated deficit	(1,099,957)	(1,070,586)
Accumulated other comprehensive income	74,826	63,701
Total stockholders’ equity	10,134,697	10,155,971
Non-controlling interests	35,392	34,464
Total equity	10,170,089	10,190,435
Total liabilities and equity	$19,209,938	$19,220,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Rental revenues and other property income	$632,097	$586,515
Management fee revenues	13,942	3,375
Total revenues	646,039	589,890

Expenses:
Property operating and maintenance	230,397	208,497
Property management expense	31,237	23,584
General and administrative	23,448	17,452
Interest expense	89,845	78,047
Depreciation and amortization	175,313	164,673
Impairment and other	4,137	1,163
Total expenses	554,377	493,416

Gains (losses) on investments in equity securities, net	(209)	88
Other, net	5,973	(1,494)
Gain on sale of property, net of tax	50,498	29,671
Losses from investments in unconsolidated joint ventures	(5,138)	(4,155)

Net income	142,786	120,584
Net income attributable to non-controlling interests	(436)	(342)

Net income attributable to common stockholders	142,350	120,242
Net income available to participating securities	(192)	(171)

Net income available to common stockholders — basic and diluted (Note 12)	$142,158	$120,071

Weighted average common shares outstanding — basic	612,219,520	611,588,465
Weighted average common shares outstanding — diluted	613,807,166	612,564,298

Net income per common share — basic	$0.23	$0.20
Net income per common share — diluted	$0.23	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$142,786	$120,584

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	32,737	(18,755)
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(21,564)	(12,981)
Other comprehensive income (loss)	11,173	(31,736)
Comprehensive income	153,959	88,848
Comprehensive income attributable to non-controlling interests	(484)	(265)

Comprehensive income attributable to common stockholders	$153,475	$88,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2024 and 2023
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	611,958,239	$6,120	$11,156,736	$(1,070,586)	$63,701	$10,155,971	$34,464	$10,190,435
Capital distributions	—	—	—	—	—	—	(553)	(553)
Net income	—	—	—	142,350	—	142,350	436	142,786
Dividends and dividend equivalents declared ($0.28 per share)	—	—	—	(171,721)	—	(171,721)	—	(171,721)
Issuance of common stock — settlement of RSUs, net of tax	526,859	5	(9,936)	—	—	(9,931)	—	(9,931)
Share-based compensation expense	—	—	6,903	—	—	6,903	997	7,900
Total other comprehensive income	—	—	—	—	11,125	11,125	48	11,173
Balance as of March 31, 2024	612,485,098	$6,125	$11,153,703	$(1,099,957)	$74,826	$10,134,697	$35,392	$10,170,089

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	611,411,382	$6,114	$11,138,463	$(951,220)	$97,985	$10,291,342	$32,289	$10,323,631
Capital distributions	—	—	—	—	—	—	(491)	(491)
Net income	—	—	—	120,242	—	120,242	342	120,584
Dividends and dividend equivalents declared ($0.26 per share)	—	—	—	(158,453)	—	(158,453)	—	(158,453)
Issuance of common stock — settlement of RSUs, net of tax	452,398	5	(7,535)	—	—	(7,530)	—	(7,530)
Share-based compensation expense	—	—	5,529	—	—	5,529	969	6,498
Total other comprehensive loss	—	—	—	—	(31,659)	(31,659)	(77)	(31,736)
Balance as of March 31, 2023	611,863,780	$6,119	$11,136,457	$(989,431)	$66,326	$10,219,471	$33,032	$10,252,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$142,786	$120,584

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,313	164,673
Share-based compensation expense	7,900	6,498
Amortization of deferred financing costs	4,200	3,911
Amortization of debt discounts	660	400
Provisions for impairment	60	178
(Gains) losses on investments in equity securities, net	209	(88)
Gain on sale of property, net of tax	(50,498)	(29,671)
Change in fair value of derivative instruments	2,322	2,295
Loss from investments in unconsolidated joint ventures, net of operating distributions	5,740	4,949
Other non-cash amounts included in net income	1,169	1,056
Changes in operating assets and liabilities:
Other assets, net	(60,793)	(11,033)
Accounts payable and accrued expenses	41,779	45,087
Resident security deposits	(258)	1,145
Other liabilities	(5,004)	7,807
Net cash provided by operating activities	265,585	317,791

Investing Activities:
Amounts deposited and held by others	4,504	(1,076)
Acquisition of single-family residential properties	(109,988)	(59,869)
Initial renovations to single-family residential properties	(8,469)	(5,319)
Other capital expenditures for single-family residential properties	(44,486)	(50,012)
Proceeds from sale of single-family residential properties	131,945	87,855
Repayment proceeds from retained debt securities	226	158
Investments in equity securities	(388)	(31,131)
Investments in unconsolidated joint ventures	(747)	(250)
Non-operating distributions from unconsolidated joint ventures	3,843	2,966
Other investing activities	(1,336)	(13,163)
Net cash used in investing activities	(24,896)	(69,841)

Financing Activities:
Payment of dividends and dividend equivalents	(173,235)	(160,287)
Distributions to non-controlling interests	(553)	(491)
Payment of taxes related to net share settlement of RSUs	(9,931)	(7,530)
Payments on mortgage loans	(5,799)	(4,375)
Payments on secured term loan	—	(234)
Other financing activities	(1,249)	(664)
Net cash used in financing activities	(190,767)	(173,581)

Change in cash, cash equivalents, and restricted cash	49,922	74,369
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	897,484	453,927
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$947,406	$528,296

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2024	2023
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$89,012	$67,677
Interest capitalized as investments in single-family residential properties, net	719	451
Cash refund of income taxes	(52)	(22)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,738	1,523
Financing cash flows from finance leases	1,249	664

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,087	$990
Accrued residential property capital improvements at period end	5,799	8,041
Transfer of residential property, net to other assets, net for held for sale assets	36,349	35,449
Change in other comprehensive income from cash flow hedges	8,852	(34,046)
ROU assets obtained in exchange for operating lease liabilities	161	31
ROU assets obtained in exchange for finance lease liabilities	3,058	646

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of March 31, 2024, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, and the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall unfavorable global and United States economic conditions (including inflation and high interest rates), high unemployment levels, uncertainty in financial markets (including as a result of events affecting financial institutions, such as recent bank failures), ongoing geopolitical tension, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire, dispose of, or effectively manage single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation, bank failures, and high interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business.
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
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and effectiveness of income tax disclosures. The updated standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.
Recent SEC Rules
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Unless legal challenges to the rule prevail, this rule will require registrants to disclose certain climate-related information in registration statements and annual reports, and the revisions to Regulation S-X would apply to our financial statements beginning with our fiscal year ending December 31, 2025. We are currently assessing the effect of these new rules on our condensed consolidated financial statements and related disclosures.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2024	December 31, 2023
Land	$4,869,884	$4,881,890
Single-family residential property	16,041,330	15,977,256
Capital improvements	565,847	565,214
Equipment	127,974	127,536
Total gross investments in the properties	21,605,035	21,551,896
Less: accumulated depreciation	(4,418,164)	(4,262,682)
Investments in single-family residential properties, net	$17,186,871	$17,289,214

As of March 31, 2024 and December 31, 2023, the carrying amount of the residential properties above includes $135,683 and $135,004, respectively, of capitalized acquisition costs (excluding purchase price), along with $78,553 and $78,073, respectively, of capitalized interest, $30,829 and $30,531, respectively, of capitalized property taxes, $5,072 and $5,037, respectively, of capitalized insurance, and $3,709 and $3,691, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2024 and 2023, we recognized $171,918, and $162,084, respectively, of depreciation expense related to the components of the properties, and $3,395 and $2,589, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2024 and 2023, impairments totaling $60 and $178, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$738,125	$700,618
Restricted cash	209,281	196,866
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$947,406	$897,484
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
The balances of our restricted cash accounts, as of March 31, 2024 and December 31, 2023, are set forth in the table below. As of March 31, 2024 and December 31, 2023, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	March 31, 2024	December 31, 2023
Resident security deposits	$180,525	$181,097
Collections	12,962	8,278
Property taxes	10,284	2,014
Letters of credit	2,522	2,489
Capital expenditures	2,297	2,297
Special and other reserves	691	691
Total	$209,281	$196,866

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of March 31, 2024 and December 31, 2023:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Pathway Property Company(1)	100.0%	509	504	$117,051	$120,639
2020 Rockpoint JV(1)	20.0%	2,608	2,609	61,275	62,578
FNMA(2)	10.0%	408	426	28,333	32,303
Pathway Operating Company(3)	15.0%	N/A	N/A	20,975	21,008
2022 Rockpoint JV(1)	16.7%	319	309	10,696	10,638
Total				$238,330	$247,166

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes within the Western United States.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of March 31, 2024, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.
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
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of March 31, 2024, we have funded $10,692 to the 2022 Rockpoint JV, and our remaining equity commitment is $39,308. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
We recorded net losses from these investments for the three months ended March 31, 2024 and 2023, totaling $5,138 and $4,155, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended March 31, 2024 and 2023, we earned $3,512 and $3,375, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations (see Note 6 for additional information regarding total management fee revenues).
Note 6—Other Assets
As of March 31, 2024 and December 31, 2023, the balances in other assets, net are as follows:

	March 31, 2024	December 31, 2023
Amounts deposited and held by others (Note 14)	$89,585	$92,151
Investments in debt securities, net	86,333	86,471
Derivative instruments (Note 8)	84,339	75,488
Rent and other receivables, net	70,393	60,810
Prepaid expenses	67,736	47,770
Investments in equity securities	56,170	55,991
Held for sale assets(1)	30,923	46,203
Corporate fixed assets, net	30,225	31,474
ROU lease assets — operating and finance, net	14,969	13,532
Deferred financing costs, net	2,241	2,972
Other	46,210	16,034
Total	$579,124	$528,896

(1)As of March 31, 2024 and December 31, 2023, 124 and 189 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,333, net of unamortized discounts of $1,144 as of March 31, 2024. These investments in debt securities are classified as held to maturity investments. As of March 31, 2024, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next nine months to three years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2024 and 2023, rental revenues and other property income includes $41,845 and $35,511 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of March 31, 2024 are as follows:

Year	Lease Payments to be Received
Remainder of 2024	$1,204,700
2025	416,112
2026	18,130
2027	—
2028	—
Thereafter	—
Total	$1,638,942
Management fee revenues and the corresponding receivables related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). Our services include resident support, maintenance, marketing, and administrative functions. Revenues are recognized as performance obligations are satisfied in accordance with the underlying agreements, and the performance obligation is the management of the homes, entities, or other defined tasks. While the performance obligations associated with base management fees can vary from day to day, the nature of the overall performance obligation to provide management services is the same and considered by us to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. As of March 31, 2024 and 2023, we provided property and asset management services for 18,122 and 3,570 homes, respectively, of which 3,844 and 3,570 homes were owned by our unconsolidated joint ventures, respectively. For the three months ended March 31, 2024 and 2023, we earned management fees totaling $13,942 and $3,375, respectively, which are included in management fee revenues in the condensed consolidated statements of operations.
Investments in Equity Securities
We hold investments in equity securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of March 31, 2024 and December 31, 2023, the values of our investments in equity securities are as follows:

	March 31, 2024	December 31, 2023
Investments without a readily determinable fair value	$55,074	$54,686
Investments with a readily determinable fair value	1,096	1,305
Total	$56,170	$55,991
The components of gains (losses) on investments in equity securities, net as of three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
	2024	2023
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	$(209)	$88
Total	$(209)	$88

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$8,425	$6,544	$9,236	$4,296
Other liabilities (Note 14)	10,095	5,606	11,097	3,796
Weighted average remaining lease term	3.4 years	3.8 years	3.3 years	2.9 years
Weighted average discount rate	3.7%	6.0%	3.6%	5.2%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of March 31, 2024 and December 31, 2023, the unamortized balances of these deferred financing costs are $2,241 and $2,972, respectively.
Other
Other is primarily comprised of deferred costs related to property and asset management contracts that are being amortized over the estimated lives of the underlying contracts and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of the software or commencement of the underlying office lease.
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
The following table sets forth a summary of our mortgage loan indebtedness as of March 31, 2024 and December 31, 2023:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	March 31, 2024	December 31, 2023
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$989,711	$990,555
IH 2018-4(7)	November 7, 2018	January 9, 2025	January 9, 2026	6.67%	115-145 bps	638,163	643,030
Total Securitizations						1,627,874	1,633,585
Less: deferred financing costs, net						(5,838)	(6,329)
Total						$1,622,036	$1,627,256

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
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. The interest rate for IH 2018-4 is based on the weighted average spread over a published forward-looking Secured Overnight Financing Rate (“SOFR”) for the interest period relevant to such borrower (“Term SOFR”) adjusted for an 0.11% credit spread adjustment. As of March 31, 2024, Term SOFR was 5.33%.
(5)Range of spreads is based on outstanding principal balances as of March 31, 2024.
(6)Net of unamortized discount of $1,144 and $1,232 as of March 31, 2024 and December 31, 2023, respectively.
(7)The initial maturity term of IH 2018-4 is two years, subject to five, one year extension options at the Borrower Entity’s discretion (provided that there is no continuing event of default under the mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe). Our IH 2018-4 mortgage loan has exercised the fourth extension option. The maturity date above reflects all extensions that have been exercised.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of March 31, 2024 and December 31, 2023, a total of 10,549 and 10,581 homes, respectively, with a gross book value of $2,344,145 and $2,348,044, respectively, and a net book value of $1,756,659 and $1,779,169, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
These transactions had no effect on our condensed consolidated financial statements other than with respect to certificates issued by the Trusts (collectively, the “Certificates”) that we retained in connection with Securitizations or purchased at a later date.
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
The retained certificates, net of discount, total $86,333 and $86,471 as of March 31, 2024 and December 31, 2023, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
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
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the three months ended March 31, 2024 and 2023, we made voluntary and mandatory prepayments of $5,799 and $4,375, respectively, under the terms of the mortgage loan agreements.
Secured Term Loan
On June 7, 2019, 2019-1 IH Borrower LP, a consolidated subsidiary (“2019-1 IH Borrower” and one of our Borrower Entities), entered into a 12 year loan agreement with a life insurance company (the “Secured Term Loan”). The Secured Term Loan bears interest at a fixed rate of 3.59%, including applicable servicing fees, for the first 11 years and bears interest at a floating rate based on a spread of 147 bps, including applicable servicing fees, over a comparable or successor rate to one month London Interbank Offer Rate (“LIBOR”) for the twelfth year as provided for in our loan agreement (subject to certain adjustments as outlined in the loan agreement). The Secured Term Loan is secured by first priority mortgages on a portfolio of single-family rental properties as well as a first priority pledge of the equity interests of 2019-1 IH Borrower. We utilized the proceeds from the Secured Term Loan to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into the Secured Term Loan’s reserve accounts; (iii) transaction costs related to the closing of the Secured Term Loan; and (iv) general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our Secured Term Loan indebtedness as of March 31, 2024 and December 31, 2023:

	Maturity Date	Interest Rate(1)	March 31, 2024	December 31, 2023
Secured Term Loan	June 9, 2031	3.59%	$403,129	$403,129
Deferred financing costs, net			(1,560)	(1,614)
Secured Term Loan, net			$401,569	$401,515

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
Collateral
The Secured Term Loan’s collateral pool contains 3,332 homes as of March 31, 2024 and December 31, 2023, with a gross book value of $835,244 and $828,570, respectively, and a net book value of $674,560 and $675,075, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
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
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. No such prepayments were made during the three months ended March 31, 2024. During the three months ended March 31, 2023, we made mandatory prepayments of $234 under the terms of the Secured Term Loan agreement.

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
The following table sets forth a summary of our Unsecured Notes as of March 31, 2024 and December 31, 2023:

	Interest Rate(1)	March 31, 2024	December 31, 2023
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,330,428	$3,329,856
Deferred financing costs, net		(23,555)	(24,389)
Total		$3,306,873	$3,305,467

(1)Represents the range of contractual rates in place as of March 31, 2024.
(2)Net of unamortized discount of $19,572 and $20,144 as of March 31, 2024 and December 31, 2023. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
During the three months ended March 31, 2024 and 2023, no Unsecured Notes were issued.
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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility as of March 31, 2024 and December 31, 2023:

	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
2020 Term Loan Facility(1)(2)	January 31, 2025	6.43%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	6.68%	725,000	725,000
Total Term Loan Facilities			3,225,000	3,225,000
Less: deferred financing costs, net			(11,096)	(13,186)
Term Loan Facilities, net			$3,213,904	$3,211,814

Revolving Facility(1)(2)	January 31, 2025	6.33%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of March 31, 2024, the applicable margins were 1.00% and 0.90% for the 2020 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 5.33%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus the applicable margin. As of March 31, 2024, the applicable margin was 1.25%, and Term SOFR was 5.33%.
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
The margins for the Term Loan Facilities and the Revolving Facility as of March 31, 2024 are as follows:

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
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, (v) minimum unsecured interest coverage ratio, and (vi) maximum secured recourse. If at any time we do not have an investment grade rating, as defined in the Credit Facility agreement, we will also be required to maintain a maximum secured recourse leverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder.

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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2024:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)	Total
2024	$—	$—	$—	$—	$—	$—
2025	638,163	—	—	2,500,000	—	3,138,163
2026	—	—	—	—	—	—
2027	990,855	—	—	—	—	990,855
2028	—	—	750,000	—	—	750,000
Thereafter	—	403,129	2,600,000	725,000	—	3,728,129
Total	1,629,018	403,129	3,350,000	3,225,000	—	8,607,147
Less: deferred financing costs, net	(5,838)	(1,560)	(23,555)	(11,096)	—	(42,049)
Less: unamortized debt discount	(1,144)	—	(19,572)	—	—	(20,716)
Total	$1,622,036	$401,569	$3,306,873	$3,213,904	$—	$8,544,382

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of March 31, 2024. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
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
Designated Hedges
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. Each of our swap agreements is designated for hedge accounting purposes and is currently indexed to one month Term SOFR. On April 18, 2023, we completed a series of transactions related to certain of our variable rate debt and derivative agreements that were originally indexed to LIBOR to effectuate a transition to Term SOFR. All of our LIBOR-indexed interest rate swap agreements have been amended or modified such that each agreement is now indexed to Term SOFR. See Note 2 for additional information about reference rate reform and our transition from LIBOR. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The table below summarizes our interest rate swap instruments as of March 31, 2024:

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

During the three months ended March 31, 2023, we terminated interest rate swaps or portions thereof and paid the counterparties $13,292 in connection with these terminations. There were no such terminations during the three months ended March 31, 2024.
During the three months ended March 31, 2024 and 2023, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $63,260 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders. To the extent that the maturity date of a mortgage loan is extended through an exercise of one or more extension options, a replacement or extension interest rate cap agreement must be executed with terms similar to those associated with the initial interest rate cap agreement and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreement, including all of our rights to payments owed by the counterparties and all other rights, has been pledged as additional collateral for the mortgage loan. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. As of March 31, 2024, the remaining interest rate cap has a strike price of 8.95%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2024	December 31, 2023	Balance Sheet Location	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$84,339	$75,487	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	1	Other liabilities	—	—
Total		$84,339	$75,488		$—	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2024 and December 31, 2023:

	March 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$84,339	$—	$84,339	$—	$—	$84,339
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,488	$—	$75,488	$—	$—	$75,488
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2024	2023		2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$32,737	$(18,755)	Interest expense	$21,564	$12,981	$89,845	$78,047

	Location of Gain (Loss) Recognized in Net Income on Derivative	Amount of Gain (Loss) Recognized in Net Income on Derivative
		For the Three Months Ended March 31,
		2024	2023
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$(1)	$15
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2024, we were not in a net liability position with any of our derivative counterparties.
Note 9—Stockholders’ Equity
As of March 31, 2024, we have issued 612,485,098 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of March 31, 2024, 1,986,509 outstanding OP Units are redeemable.
During the three months ended March 31, 2024 and 2023, we issued 526,859 and 452,398, shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), pursuant to which we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “2021 ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
transaction. During the three months ended March 31, 2024 and 2023, we did not sell any shares of common stock under the 2021 ATM Equity Program. As of March 31, 2024, $1,150,000 remains available for future offerings under the 2021 ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2023 through March 31, 2024:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q1-2024	December 27, 2023	$0.28	January 19, 2024	$171,721
Q4-2023	November 7, 2023	0.26	November 22, 2023	160,350
Q3-2023	August 8, 2023	0.26	August 25, 2023	160,540
Q2-2023	May 10, 2023	0.26	May 26, 2023	159,493
Q1-2023	February 14, 2023	0.26	February 28, 2023	158,453
On March 14, 2024, our board of directors declared a dividend of $0.28 per share to stockholders of record on March 28, 2024, which was paid on April 19, 2024.
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
Our share-based awards consist of restricted stock units (“RSUs”), which may be time vesting, performance based vesting, or market based vesting, and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per share (“EPS”) purposes, and performance and market based RSUs (“PRSUs”) and Outperformance Awards are not. For a detailed discussion of RSUs and PRSUs issued prior to January 1, 2023, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2024.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the three months ended March 31, 2024, we granted 795,242 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the three months ended March 31, 2024, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 193,615 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, 25% vested on March 31, 2023, and the remaining 25% vested on March 31, 2024. The estimated fair value of 2019 Outperformance Awards that fully vested during the three months ended March 31, 2024 was an aggregate $2,808. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value is amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date will be calculated consistent with the award terms. To the extent performance through the Interim Measurement Date would result in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amounts will be guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. As of March 31, 2024, 2022 Outperformance Awards with an approximate aggregate $17,500 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the three months ended March 31, 2024:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2023	610,719	$33.44	1,364,942	$31.48	1,975,661	$32.09
Granted	255,613	34.54	733,244	34.25	988,857	34.32
Vested(2)	(198,332)	(32.20)	(625,315)	(28.84)	(823,647)	(29.65)
Forfeited / canceled	(907)	(32.19)	(1,283)	(29.26)	(2,190)	(30.48)
Balance, March 31, 2024	667,093	$34.24	1,471,588	$33.98	2,138,681	$34.06

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the three months ended March 31, 2024 was $25,817. During the three months ended March 31, 2024, no RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the three months ended March 31, 2024:

For the Three Months Ended March 31, 2024
Expected volatility(1)	20.7% — 24.6%
Risk-free rate	4.25%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2024 and 2023, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2024	2023
General and administrative	$6,302	$4,538
Property management expense	1,598	1,960
Total	$7,900	$6,498
As of March 31, 2024, there is $48,759 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.12 years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity securities as of March 31, 2024 and December 31, 2023, refer to Note 6.
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,333	$84,584	$86,471	$84,591

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,030,428	$2,714,883	$3,029,856	$2,725,884
Mortgage loans(3)	Level 2	1,627,874	1,575,141	1,633,585	1,576,813
Unsecured Notes — private placement(4)	Level 2	300,000	245,665	300,000	245,766
Secured Term Loan(5)	Level 3	403,129	360,927	403,129	369,402
Term Loan Facilities(6)	Level 3	3,225,000	3,227,452	3,225,000	3,230,747

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $19,572 and $20,144 of unamortized discount and excludes $22,420 and $23,211 of deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.
(3)The carrying values of the mortgage loans include $1,144 and $1,232 of unamortized discount and exclude $5,838 and $6,329 of deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,135 and $1,178 of deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,560 and $1,614 of deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.
(6)The carrying values of the Term Loan Facilities exclude $11,096 and $13,186 of deferred financing costs as of March 31, 2024 and December 31, 2023, respectively.

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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of March 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$360,927	Discounted Cash Flow	Effective Rate	5.34%
Term Loan Facilities	3,227,452	Discounted Cash Flow	Effective Rate	4.96%	—	6.69%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2024	2023
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$413	$690
Total impairments	(60)	(178)
Fair value	$353	$512
We did not record any impairments for our investments in single-family residential properties, net held for use during the three months ended March 31, 2024 and 2023. For additional information related to our single-family residential properties as of March 31, 2024 and December 31, 2023, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
	2024	2023
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$142,158	$120,071

Denominator:
Weighted average common shares outstanding — basic	612,219,520	611,588,465
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,587,646	975,833
Weighted average common shares outstanding — diluted	613,807,166	612,564,298

Net income per common share — basic	$0.23	$0.20
Net income per common share — diluted	$0.23	$0.20
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended March 31, 2024, 113,454 incremental shares attributed to non-vested share-based awards are excluded from the denominator because they are anti-dilutive. There were no such incremental shares for the three months ended March 31, 2023.
For the three months ended March 31, 2024 and 2023, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of March 31, 2024 and December 31, 2023, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of March 31, 2024, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2024	$3,472	$1,345
2025	3,156	1,597
2026	2,029	1,575
2027	1,341	1,305
2028	661	120
Thereafter	158	—
Total lease payments	10,817	5,942
Less: imputed interest	(722)	(336)
Total lease liability	$10,095	$5,606
The components of lease expense for the three months ended March 31, 2024 and 2023 are as follows:

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost:
Fixed lease cost	$837	$893
Variable lease cost	475	326
Total operating lease cost	$1,312	$1,219

Finance lease cost:
Amortization of ROU assets	$919	$622
Interest on lease liabilities	152	56
Total finance lease cost	$1,071	$678

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 1,970 homes over the next four years. Remaining commitments under these agreements total $629,351 as of March 31, 2024.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2024, there are no material contingent liabilities related to uninsured losses with respect to our properties.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Legal and Other Matters
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
In August 2021, we received a letter from the staff of the Federal Trade Commission (“FTC”), requesting information as to how we conduct our business generally and how business was conducted during the COVID-19 pandemic specifically. We have been cooperating with this request and have commenced preliminary discussions with the FTC related to a potential resolution of their inquiry; however, there can be no assurance that any current or future discussions with the FTC to resolve this inquiry will be successful. We are unable to predict the duration, scope, cost, or outcome of these preliminary discussions with the FTC or the ultimate outcome of the FTC inquiry and its effect on our business, prospects, operating results, and financial condition.
Given the preliminary stage of these discussions and the uncertainty as to their ultimate outcome, we are not currently able to the estimate of the amount or range of possible loss that may be incurred in the resolution of this matter.
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2024, for potential recognition or disclosure.
Investment in Joint Venture and New Property and Asset Management Agreements
On April 29, 2024, we entered into a new joint venture agreement whereby we made a $37,500 investment, representing a 7.2% ownership interest, in a portfolio of approximately 3,700 single-family residential properties. Beginning in the third quarter of 2024, we will also provide property and asset management services to those homes and an additional 700 homes owned by our joint venture partners.
In March 2024, we entered into a third-party agreement to provide property and asset management services to a portfolio of approximately 3,000 single-family homes for lease. Our direct management responsibilities for these homes is expected to commence on May 15, 2024.
Dividend Payment
On April 19, 2024, we made a dividend payment of $0.28 per share to stockholders of record on March 28, 2024.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of March 31, 2024, we own approximately 85,000 homes for lease which are located primarily in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
We also provide comprehensive asset and property management services to portfolio owners of single-family rental homes on a contractual basis. Our services include resident support, maintenance, marketing, and administrative functions. As of March 31, 2024, we provided property and asset management services for 18,122 homes, of which 3,844 homes were owned by our unconsolidated joint ventures.
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
Impact of Macroeconomic Trends
Continuing unfavorable global and United States economic conditions (including inflation and high interest rates), high unemployment levels, uncertainty in financial markets (including as a result of events affecting financial institutions, such as recent bank failures), ongoing geopolitical tension, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire, dispose of, or effectively manage single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. High levels of inflation, bank failures, and high interest rates may also negatively impact consumer income, credit availability, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other economic factors. For example, we have experienced and continue to expect higher levels of bad debt expense compared to pre-COVID averages, as it continues to take longer to address residents who are not current with their rent.
For further discussion of risks related to general economic conditions, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business Environment and Industry — Our operating results are subject to general economic conditions and risks associated with our real estate assets” of our Annual Report on Form 10-K.
Climate Change
Consequences of global climate change range from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to disrupt our business as well as negatively affect our suppliers, contractors, and residents. Experiencing or addressing the various physical, regulatory, and transition risks from climate change may significantly reduce our revenues and profitability or cause us to generate losses. Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes. In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to us beginning with our fiscal year ending December 31, 2025. We are currently assessing the effect of new rules on our condensed consolidated financial statements and related disclosures. Additionally, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. Unless legal challenges to the foregoing new rules prevail or they are otherwise modified prior to effective dates, we will become subject to the rules as adopted, and they could significantly increase compliance burdens and associated regulatory costs and complexity.
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
We intend to continue to research, evaluate and utilize new or improved products and business practices consistent with our sustainability commitment, and believe our initiatives in this area can help put us in a better position to comply with evolving regulations directed at addressing climate change and similar environmental concerns, and to meet growing resident demand for resource-efficient homes, as further discussed in Part I. Item 1. “Business — Environmental, Social, and Governance” of our Annual Report on Form 10-K.
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
In August 2021, we received a letter from the staff of the Federal Trade Commission (“FTC”), requesting information as to how we conduct our business generally and how business was conducted during the COVID-19 pandemic specifically. We have been cooperating with this request and have commenced preliminary discussions with the FTC related to a potential resolution of their inquiry; however, there can be no assurance that any current or future discussions with the FTC to resolve this inquiry will be successful. We are unable to predict the duration, scope, cost, or outcome of these preliminary discussions with the FTC or the ultimate outcome of the FTC inquiry and its effect on our business, prospects, operating results, and financial condition.
In January 2023, we received an inquiry from the staff of the SEC requesting information relating to our compliance with building codes and permitting requirements, related policies and procedures, and other matters. We are in the process of responding, to and cooperating with, this request. We cannot currently predict the timing, outcome, or scope of this inquiry.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2024 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,488	96.9%	$3,047	$1.79	11.1%
Northern California	4,281	97.8%	2,690	1.71	5.9%
Seattle	4,027	97.8%	2,827	1.47	5.8%
Phoenix	9,233	97.4%	2,035	1.20	9.7%
Las Vegas	3,416	97.1%	2,172	1.10	3.8%
Denver	2,574	97.6%	2,506	1.36	3.3%
Western United States Subtotal	31,019	97.4%	2,527	1.44	39.6%

Florida:
South Florida	8,251	97.0%	2,962	1.58	12.2%
Tampa	9,247	95.3%	2,263	1.20	10.6%
Orlando	6,739	96.4%	2,204	1.18	7.5%
Jacksonville	1,996	96.5%	2,151	1.08	2.2%
Florida Subtotal	26,233	96.2%	2,462	1.31	32.5%

Southeast United States:
Atlanta	12,712	96.3%	2,001	0.97	12.6%
Carolinas	5,509	96.7%	2,018	0.95	5.5%
Southeast United States Subtotal	18,221	96.4%	2,006	0.96	18.1%

Texas:
Houston	2,340	95.2%	1,890	0.95	2.2%
Dallas	3,000	95.9%	2,223	1.08	3.4%
Texas Subtotal	5,340	95.6%	2,077	1.02	5.6%

Midwest United States:
Chicago	2,487	97.6%	2,344	1.46	2.9%
Minneapolis	1,070	96.6%	2,280	1.16	1.2%
Midwest United States Subtotal	3,557	97.3%	2,325	1.36	4.1%

Other(5):	75	65.4%	1,996	0.96	0.1%

Total / Average	84,445	96.7%	$2,358	$1.25	100.0%
Same Store Total / Average	78,487	97.6%	$2,363	$1.26	93.9%

(1)As of March 31, 2024.
(2)Represents average occupancy for the three months ended March 31, 2024.
(3)Represents average monthly rent for the three months ended March 31, 2024.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2024.
(5)Represents homes located outside of our 16 core markets, including those acquired as part of our July 2023 portfolio acquisition that are generally being held for sale or evaluated for disposition once they become vacant.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including rapidly accelerating economic inflation, bank failures, and high interest rates. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (loss) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.1% of our rental revenues and other property income during the three months ended March 31, 2024. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook, including the impact of rising inflation, bank failures, and high interest rates which could adversely affect demand for our properties.
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
Property Acquisitions and Renovations: Future growth in rental revenues and other property income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. All of these factors may be negatively impacted by current inflationary trends and high interest rates, potentially reducing the number of homes we acquire.
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

Results of Operations
Portfolio Information
As of March 31, 2024 and 2023, we owned 84,445 and 83,010 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2024 and 2023, we acquired 257 and 181 homes, respectively, and sold 379 and 284 homes, respectively. During the three months ended March 31, 2024 and 2023, we owned an average of 84,486 and 83,064 single-family rental homes, respectively. As of March 31, 2024 and 2023, we provided property and asset management services for 18,122 and 3,570 homes, respectively, of which 3,844 and 3,570 homes were owned by our unconsolidated joint ventures, respectively.
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
As of March 31, 2024, our Same Store portfolio consisted of 78,487 single-family rental homes.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenues:
Rental revenues and other property income	$632,097	$586,515	$45,582	7.8%
Management fee revenues	13,942	3,375	10,567	313.1%
Total revenues	646,039	589,890	56,149	9.5%

Expenses:
Property operating and maintenance	230,397	208,497	21,900	10.5%
Property management expense	31,237	23,584	7,653	32.4%
General and administrative	23,448	17,452	5,996	34.4%
Interest expense	89,845	78,047	11,798	15.1%
Depreciation and amortization	175,313	164,673	10,640	6.5%
Impairment and other	4,137	1,163	2,974	255.7%
Total expenses	554,377	493,416	60,961	12.4%

Gains (losses) on investments in equity securities, net	(209)	88	(297)	(337.5)%
Other, net	5,973	(1,494)	7,467	499.8%
Gain on sale of property, net of tax	50,498	29,671	20,827	70.2%
Losses from investments in unconsolidated joint ventures	(5,138)	(4,155)	(983)	(23.7)%

Net income	$142,786	$120,584	$22,202	18.4%
Revenues
For the three months ended March 31, 2024 and 2023, total revenues were $646.0 million and $589.9 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended March 31, 2024 and 2023, total portfolio rental revenues and other property income totaled $632.1 million and $586.5 million, respectively, an increase of 7.8%, driven by an increase in average monthly rent per occupied home and a 1,422 home increase between periods in the average number of homes owned, partially offset by a 50 bps reduction in average occupancy.
Average occupancy for the three months ended March 31, 2024 and 2023 for the total portfolio was 96.7% and 97.2%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2024 and 2023 was $2,358 and $2,259, respectively, a 4.4% increase. For our Same Store portfolio, average occupancy was 97.6% and 97.8% for the three months ended March 31, 2024 and 2023, respectively, and average monthly rent per occupied home for the three months ended March 31, 2024 and 2023 was $2,363 and $2,260, respectively, a 4.6% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2024 and 2023 was 20.8% and 21.0%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 40 and 39 days between residents for the three months ended March 31, 2024 and 2023, respectively. The slight increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.7% and 7.8% for the three months ended March 31, 2024 and 2023, respectively, and new lease net effective rental rate growth for the total portfolio averaged 0.8% and 5.4% for the three months ended March 31, 2024 and 2023, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.8% and 7.8% for the three months ended March 31, 2024 and 2023, respectively, and new lease net effective rental rate growth averaged 0.8% and 5.3% for the three months ended March 31, 2024 and 2023, respectively.
Other property income for the three months ended March 31, 2024 increased compared to March 31, 2023, primarily due to enhanced value-add revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the three months ended March 31, 2024 and 2023, management fee revenues totaled $13.9 million and $3.4 million, respectively. The increase is due to an increase in the number of homes for which we provide property and asset management services. As of March 31, 2024 and 2023, we provided property and asset management services for 18,122 and 3,570 homes, respectively, of which 3,844 and 3,570 homes were owned by our unconsolidated joint ventures, respectively.
Expenses
For the three months ended March 31, 2024 and 2023, total expenses were $554.4 million and $493.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended March 31, 2024, property operating and maintenance expense increased to $230.4 million from $208.5 million for the three months ended March 31, 2023. In addition to a 1,422 home increase between periods in the average number of homes owned, increases in property taxes, utilities, HOA, insurance, and property administrative costs, resulted in the overall 10.5% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $54.7 million from $41.0 million for the three months ended March 31, 2024 and 2023, respectively, primarily due to increased personnel costs related to expansion of our property and asset management platform, including costs incurred to manage 18,122 homes under management as of March 31, 2024.
Interest expense increased to $89.8 million for the three months ended March 31, 2024 from $78.0 million for the three months ended March 31, 2023. The increase in interest expense was primarily due to $778.1 million increase in gross debt outstanding and a 19 bps increase in our weighted average interest rate in each case, as of March 31, 2024 compared to March 31, 2023.
Depreciation and amortization expense increased to $175.3 million for the three months ended March 31, 2024 from $164.7 million for the three months ended March 31, 2023 due to an increase in cumulative capital expenditures and a 1,422 home increase in the average number of homes owned during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Impairment and other expenses were $4.1 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, impairment and other expenses were comprised of $4.1 million of net casualty losses. During the three months ended March 31, 2023, impairment and other expenses were comprised of net casualty losses of $1.0 million and impairment losses of $0.2 million on our single-family residential properties.
Gains (losses) on Investments in Equity Securities, net
For the three months ended March 31, 2024 and 2023, gains (losses) on investments in equity securities, net of $0.2 million of net losses and $0.1 million of net gains, respectively, was comprised of net unrealized gains (losses) recognized on investments held as of each respective period end.
Other, net
Other, net increased to $6.0 million of income for the three months ended March 31, 2024 from $1.5 million of expense for the three months ended March 31, 2023, primarily due to an increase in interest income on cash balances.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $50.5 million and $29.7 million for the three months ended March 31, 2024 and 2023, respectively. An increase in the number of homes sold from 284 for the three months ended March 31, 2023 to 379 for the three months ended March 31, 2024 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $5.1 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. The increase in loss is primarily driven by a $0.4 million increase in depreciation expense related to cumulative capital expenditures and the acquisition of 274 homes within our joint ventures since March 31, 2023 and an increase of $0.7 million in interest expense between the respective periods.

Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2024 and December 31, 2023 include unrestricted cash and cash equivalents of $738.1 million and $700.6 million, respectively, a 5.4% increase primarily due to an excess of cash flows from operations over investing and financing expenditures during the three months ended March 31, 2024.
As of March 31, 2024, our $1,000.0 million revolving facility (the “Revolving Facility”) is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.
Investment in Joint Venture and New Property and Asset Management Agreements
As of March 31, 2024, we provided property and asset management services for 18,122 homes, of which 3,844 homes were owned by our unconsolidated joint ventures.
On April 29, 2024, we entered into a new joint venture agreement whereby we made a $37.5 million investment, representing a 7.2% ownership interest, in a portfolio of approximately 3,700 single-family residential properties. Beginning in the third quarter of 2024, we will also provide property and asset management services to those homes and an additional 700 homes owned by our joint venture partners.
In March 2024, we entered into a third-party agreement to provide property and asset management services to a portfolio of approximately 3,000 single-family homes for lease. Our direct management responsibilities for these homes is expected to commence on May 15, 2024.
Other
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of general economic conditions, including rising inflation and high interest rates, as detailed in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of March 31, 2024 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$990,855	$935,355	4.23%	3.2	$—
IH 2018-4(5)	638,163	606,186	S + 123 bps	1.8	638,163
Secured Term Loan(6)	403,129	403,129	3.59%	7.2	—
Total secured(7)	2,032,147	$1,944,670	4.09%	3.5	638,163

Unsecured:
2020 Term Loan Facility(8)	$2,500,000		S + 100 bps	1.8	$2,500,000
2022 Term Loan Facility(8)	725,000		S + 125 bps	5.2	—
Revolving Facility(8)	—		S + 90 bps	1.8	—
Unsecured Notes — May 2028	150,000		2.46%	4.2	—
Unsecured Notes — November 2028	600,000		2.30%	4.6	—
Unsecured Notes — August 2030	450,000		5.45%	6.3	—
Unsecured Notes — August 2031	650,000		2.00%	7.4	—
Unsecured Notes — April 2032	600,000		4.15%	8.0	—
Unsecured Notes — August 2033	350,000		5.50%	9.3	—
Unsecured Notes — January 2034	400,000		2.70%	9.8	—
Unsecured Notes — May 2036	150,000		3.18%	12.2	—
Total unsecured(7)	6,575,000		3.73%	5.1	2,500,000

Total debt(7)	8,607,147		3.82%	4.7	$3,138,163
Unamortized discounts	(20,716)
Deferred financing costs, net	(42,049)
Total debt per balance sheet	8,544,382
Retained certificates	(87,477)
Cash and restricted cash, excluding security deposits and letters of credit	(764,359)
Deferred financing costs, net	42,049
Unamortized discounts	20,716
Net debt	$7,755,311

(1)For detailed information about and definition of each of our financing arrangements see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part I. Item 1. “Financial Statements — Note 8 of Notes to Condensed Consolidated Financial Statements.”
(2)Variable interest rate loans are indexed to a Secured Overnight Financing Rate (“SOFR”) index rate determined by reference to a published forward-looking SOFR rate for the interest period relevant to such borrowing (“Term SOFR”), including any credit spread adjustments provided for in the terms of the underlying agreement (“Adjusted SOFR”), reflected as “S” in the table above.
(3)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.

(5)Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over Term SOFR adjusted for an 0.11% credit spread adjustment. As of March 31, 2024, Term SOFR was 5.33%.
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
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on March 31, 2024, Term SOFR of 5.33% adjusted for either a 0.11% or a 0.10% credit spread adjustment (Adjusted SOFR), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(8)Interest rate is based on Term SOFR of 5.33% plus the applicable margin and a 0.10% credit spread adjustment.

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

Overall macroeconomic conditions, including rising inflation, bank failures, and high interest rates, may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for a specific mortgage loan or for our secured term loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had undrawn balances of $1,000.0 million as of March 31, 2024.
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
Cash Flows
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$265,585	$317,791	$(52,206)	(16.4)%
Net cash used in investing activities	(24,896)	(69,841)	44,945	64.4%
Net cash used in financing activities	(190,767)	(173,581)	(17,186)	(9.9)%
Change in cash, cash equivalents, and restricted cash	$49,922	$74,369	$(24,447)	(32.9)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $265.6 million and $317.8 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of 16.4%. The decrease in cash provided by operating activities is primarily due to a net $67.3 million of cash used by operations between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, and proceeds from property sales. Net cash used in investing activities was $24.9 million and $69.8 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $44.9 million. The decrease in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the three months ended March 31, 2024 compared to the three months ended March 31, 2023: (1) an increase in cash used for the acquisition of homes; (2) an increase in cash proceeds received from the sale of single-family homes; and (3) a decrease in cash used for investments in equity securities. Acquisition spend increased by $50.1 million from period to period due to an increase in the number of homes acquired from 181 during the three months ended March 31, 2023 to 257 homes acquired during the three months ended March 31, 2024. Proceeds from the sale of single-family homes increased $44.1 million due to an increase in the number of homes sold from 284 during the three months ended March 31, 2023 to 379 homes sold during the three months ended March 31, 2024. Cash invested in equity securities decreased $30.7 million due to fewer such investments during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Financing Activities
Net cash used in financing activities was $190.8 million for the three months ended March 31, 2024 compared to net cash used in financing activities of $173.6 million for the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, we made dividend and distribution payments totaling $173.8 million and $160.8 million, respectively, which were funded by cash flows from operations.
Contractual Obligations
Our contractual obligations as of March 31, 2024, consist of the following:

($ in thousands)	Total	2024(1)	2025-2026	2027-2028	Thereafter
Mortgage loans(1)(2)(3)(4)	$1,839,353	$63,944	$766,188	$1,009,221	$—
Secured Term Loan(1)(2)(3)	507,138	10,848	28,927	28,967	438,396
Unsecured Notes(1)(2)(3)	4,224,386	86,051	229,470	975,821	2,933,044
Term Loan Facilities(1)(2)(3)(4)	3,781,326	159,759	2,774,977	98,321	748,269
Revolving Facility(1)(2)(3)(4)(5)	3,728	1,528	2,200	—	—
Derivative instruments(1)(6)	(127,526)	(70,334)	(39,980)	(14,265)	(2,947)
Purchase commitments(7)	629,351	244,638	334,582	50,131	—
Operating leases	10,817	3,472	5,185	2,002	158
Finance leases	5,942	1,345	3,172	1,425	—
Total	$10,874,515	$501,251	$4,104,721	$2,151,623	$4,116,920

(1)Includes estimated payments for the remaining nine months of 2024.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of March 31, 2024.
(3)Interest is calculated at rates in effect as of March 31, 2024, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of March 31, 2024, Term SOFR was 5.33%.
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
(6)Includes payments (receipts) related to interest rate swap and interest rate cap obligations calculated using Term SOFR. As of March 31, 2024, Term SOFR was 5.33%.
(7)Represents commitments pursuant to binding purchase agreements with certain homebuilders for the purchase of 1,970 homes over the next four years. Remaining commitments under these agreements total $629.4 million as of March 31, 2024.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of March 31, 2024, our remaining equity commitments to our joint ventures total $127.6 million.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2024.
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
Under the provisions of ASC 280, Segment Reporting, we have determined that we have one reportable segment related to acquiring, renovating, leasing, and operating single-family homes as rental properties. The CODM evaluates operating performance and allocates resources on a total portfolio basis. The CODM utilizes AFFO as the primary measure to evaluate performance of the total portfolio.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net income available to common stockholders	$142,158	$120,071
Net income available to participating securities	192	171
Non-controlling interests	436	342
Interest expense	89,845	78,047
Interest expense in unconsolidated joint ventures	5,235	4,578
Depreciation and amortization	175,313	164,673
Depreciation and amortization of investments in unconsolidated joint ventures	2,927	2,475
EBITDA	416,106	370,357
Gain on sale of property, net of tax	(50,498)	(29,671)
Impairment on depreciated real estate investments	60	178
Net gain on sale of investments in unconsolidated joint ventures	(381)	(330)
EBITDAre	365,287	340,534
Share-based compensation expense(1)	7,900	6,498
Severance	90	153
Casualty losses, net(2)	4,082	988
(Gains) losses on investments in equity securities, net	209	(88)
Other, net(3)	(5,973)	1,494
Adjusted EBITDAre	$371,595	$349,579

(1)For the three months ended March 31, 2024 and 2023, $1,598 and $1,960 was recorded in property management expense, respectively, and $6,302 and $4,538 was recorded in general and administrative expense, respectively.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2024	2023
Net income available to common stockholders	$142,158	$120,071
Net income available to participating securities	192	171
Non-controlling interests	436	342
Interest expense	89,845	78,047
Depreciation and amortization	175,313	164,673
Property management expense(1)	31,237	23,584
General and administrative(2)	23,448	17,452
Impairment and other	4,137	1,163
Gain on sale of property, net of tax	(50,498)	(29,671)
(Gains) losses on investments in equity securities, net	209	(88)
Other, net(3)	(5,973)	1,494
Management fee revenues	(13,942)	(3,375)
Losses from investments in unconsolidated joint ventures	5,138	4,155
NOI (total portfolio)	401,700	378,018
Non-Same Store NOI	(22,082)	(15,515)
NOI (Same Store portfolio)(4)	$379,618	$362,503

(1)Includes $1,598 and $1,960 of share-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes $6,302 and $4,538 of share-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
(3)Includes interest income and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 78,487 homes for the three months ended March 31, 2024 and 2023.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2024	2023
Net income available to common stockholders	$142,158	$120,071
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	192	171
Non-controlling interests	436	342
Depreciation and amortization on real estate assets	171,918	162,084
Impairment on depreciated real estate investments	60	178
Net gain on sale of previously depreciated investments in real estate	(50,498)	(29,671)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	2,519	2,121
FFO	266,785	255,296
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	9,217	9,132
Share-based compensation expense(2)	7,900	6,498
Severance expense	90	153
Casualty losses, net(1)	4,082	988
(Gains) losses on investments in equity securities, net	209	(88)
Core FFO	288,283	271,979
Recurring capital expenditures(1)	(37,122)	(37,293)
Adjusted FFO	$251,161	$234,686

Net income available to common stockholders
Weighted average common shares outstanding — diluted(3)(4)	613,807,166	612,564,298

Net income per common share — diluted(3)(4)	$0.23	$0.20

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(3)(4)	615,987,206	614,536,039
FFO per common share — diluted(3)(4)	$0.43	$0.42
Core FFO per common share — diluted(3)(4)	$0.47	$0.44
AFFO per common share — diluted(3)(4)	$0.41	$0.38

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended March 31, 2024 and 2023, $1,598 and $1,960 was recorded in property management expense, respectively, and $6,302 and $4,538 was recorded in general and administrative expense, respectively.
(3)Incremental shares attributed to non-vested share-based awards 1,587,646 and 975,833 for the three months ended March 31, 2024 and 2023, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,894,345 and 1,208,795 for the three months ended March 31, 2024 and 2023, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(4)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,873,341 and 1,738,779 for the three months ended March 31, 2024 and 2023, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, unfavorable global and United States economic conditions (including inflation, high interest rates, and bank failures), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of March 31, 2024, our $3,863.2 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $638.2 million and Term Loan Facilities of $3,225.0 million. As of March 31, 2024, we had effectively converted 98.9% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.4 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreement, and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three months ended March 31, 2024.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Date: May 1, 2024

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 1, 2024