Form 10-Q
period 2024-06-30
Invitation Homes Inc.
filed 2024-07-25
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2024
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of July 23, 2024, there were 612,594,044 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item	4.	Controls and Procedures	65

PART II
Item	1.	Legal Proceedings	66
Item	1A.	Risk Factors	66
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item	3.	Defaults Upon Senior Securities	66
Item	4.	Mine Safety Disclosures	66
Item	5.	Other Information	66
Item	6.	Exhibits	67

Signatures			68

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation and interest rates), uncertainty in financial markets (including due to bank failures), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,867,893	$4,881,890
Building and improvements	16,874,787	16,670,006
	21,742,680	21,551,896
Less: accumulated depreciation	(4,577,872)	(4,262,682)
Investments in single-family residential properties, net	17,164,808	17,289,214
Cash and cash equivalents	749,398	700,618
Restricted cash	213,780	196,866
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	268,808	247,166
Other assets, net	584,442	528,896
Total assets	$19,239,443	$19,220,967

Liabilities:
Mortgage loans, net	$1,617,967	$1,627,256
Secured term loan, net	401,540	401,515
Unsecured notes, net	3,308,276	3,305,467
Term loan facilities, net	3,215,993	3,211,814
Revolving facility	—	—
Accounts payable and accrued expenses	354,307	200,590
Resident security deposits	179,833	180,455
Other liabilities	94,818	103,435
Total liabilities	9,172,734	9,030,532
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 612,594,044 and 611,958,239 outstanding as of June 30, 2024 and December 31, 2023, respectively	6,126	6,120
Additional paid-in capital	11,159,835	11,156,736
Accumulated deficit	(1,198,481)	(1,070,586)
Accumulated other comprehensive income	63,981	63,701
Total stockholders’ equity	10,031,461	10,155,971
Non-controlling interests	35,248	34,464
Total equity	10,066,709	10,190,435
Total liabilities and equity	$19,239,443	$19,220,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Rental revenues and other property income	$637,475	$596,924	$1,269,572	$1,183,439
Management fee revenues	15,976	3,448	29,918	6,823
Total revenues	653,451	600,372	1,299,490	1,190,262

Expenses:
Property operating and maintenance	234,184	213,808	464,581	422,305
Property management expense	32,633	23,580	63,870	47,164
General and administrative	21,498	19,791	44,946	37,243
Interest expense	90,007	78,625	179,852	156,672
Depreciation and amortization	176,622	165,759	351,935	330,432
Impairment and other	10,353	1,868	14,490	3,031
Total expenses	565,297	503,431	1,119,674	996,847

Gains on investments in equity and other securities, net	1,504	524	1,295	612
Other, net	(54,012)	(3,941)	(48,039)	(5,435)
Gain on sale of property, net of tax	43,267	46,788	93,765	76,459
Losses from investments in unconsolidated joint ventures	(5,482)	(2,030)	(10,620)	(6,185)

Net income	73,431	138,282	216,217	258,866
Net income attributable to non-controlling interests	(243)	(418)	(679)	(760)

Net income attributable to common stockholders	73,188	137,864	215,538	258,106
Net income available to participating securities	(207)	(166)	(399)	(337)

Net income available to common stockholders — basic and diluted (Note 12)	$72,981	$137,698	$215,139	$257,769

Weighted average common shares outstanding — basic	612,628,758	611,954,347	612,424,139	611,772,406
Weighted average common shares outstanding — diluted	613,823,339	613,316,499	613,815,253	612,941,399

Net income per common share — basic	$0.12	$0.23	$0.35	$0.42
Net income per common share — diluted	$0.12	$0.22	$0.35	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$73,431	$138,282	$216,217	$258,866

Other comprehensive income (loss)
Unrealized gains on interest rate swaps	10,584	64,763	43,321	46,008
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(21,465)	(17,961)	(43,029)	(30,942)
Other comprehensive income (loss)	(10,881)	46,802	292	15,066
Comprehensive income	62,550	185,084	216,509	273,932
Comprehensive income attributable to non-controlling interests	(208)	(562)	(692)	(827)

Comprehensive income attributable to common stockholders	$62,342	$184,522	$215,817	$273,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2024
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2024	612,485,098	$6,125	$11,153,703	$(1,099,957)	$74,826	$10,134,697	$35,392	$10,170,089
Capital distributions	—	—	—	—	—	—	(1,011)	(1,011)
Net income	—	—	—	73,188	—	73,188	243	73,431
Dividends and dividend equivalents declared ($0.28 per share)	—	—	—	(171,712)	—	(171,712)	—	(171,712)
Issuance of common stock — settlement of RSUs, net of tax	101,446	1	(700)	—	—	(699)	—	(699)
Share-based compensation expense	—	—	6,752	—	—	6,752	740	7,492
Total other comprehensive loss	—	—	—	—	(10,846)	(10,846)	(35)	(10,881)
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of June 30, 2024	612,594,044	$6,126	$11,159,835	$(1,198,481)	$63,981	$10,031,461	$35,248	$10,066,709

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	611,958,239	$6,120	$11,156,736	$(1,070,586)	$63,701	$10,155,971	$34,464	$10,190,435
Capital distributions	—	—	—	—	—	—	(1,564)	(1,564)
Net income	—	—	—	215,538	—	215,538	679	216,217
Dividends and dividend equivalents declared ($0.56 per share)	—	—	—	(343,433)	—	(343,433)	—	(343,433)
Issuance of common stock — settlement of RSUs, net of tax	628,305	6	(10,636)	—	—	(10,630)	—	(10,630)
Share-based compensation expense	—	—	13,655	—	—	13,655	1,737	15,392
Total other comprehensive income	—	—	—	—	279	279	13	292
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of June 30, 2024	612,594,044	$6,126	$11,159,835	$(1,198,481)	$63,981	$10,031,461	$35,248	$10,066,709

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

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$216,217	$258,866

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351,935	330,432
Share-based compensation expense	15,392	12,564
Amortization of deferred financing costs	8,400	7,872
Amortization of debt discounts	1,317	803
Provisions for impairment	60	259
Gains on investments in equity and other securities, net	(1,295)	(612)
Gain on sale of property, net of tax	(93,765)	(76,459)
Change in fair value of derivative instruments	4,643	4,670
Losses from investments in unconsolidated joint ventures, net of operating distributions	11,826	7,688
Other non-cash amounts included in net income	11,353	2,108
Changes in operating assets and liabilities:
Other assets, net	(40,780)	(22,801)
Accounts payable and accrued expenses	150,233	65,959
Resident security deposits	(622)	1,456
Other liabilities	468	5,936
Net cash provided by operating activities	635,382	598,741

Investing Activities:
Amounts deposited and held by others	(2,013)	(31,410)
Acquisition of single-family residential properties	(244,337)	(119,019)
Initial renovations to single-family residential properties	(14,441)	(9,500)
Other capital expenditures for single-family residential properties	(99,132)	(102,804)
Proceeds from sale of single-family residential properties	218,751	215,742
Repayment proceeds from retained debt securities	441	335
Investments in equity securities	(511)	(32,282)
Investments in unconsolidated joint ventures	(38,928)	(250)
Non-operating distributions from unconsolidated joint ventures	5,460	5,687
Other investing activities	(25,490)	(18,484)
Net cash used in investing activities	(200,200)	(91,985)

Financing Activities:
Payment of dividends and dividend equivalents	(344,938)	(319,552)
Distributions to non-controlling interests	(1,564)	(1,346)
Payment of taxes related to net share settlement of RSUs	(10,630)	(8,127)
Payments on mortgage loans	(10,448)	(10,085)
Payments on secured term loan	(83)	(234)
Deferred financing costs paid	—	(453)
Other financing activities	(1,825)	(1,353)
Net cash used in financing activities	(369,488)	(341,150)

Change in cash, cash equivalents, and restricted cash	65,694	165,606
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	897,484	453,927
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$963,178	$619,533

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2024	2023

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$167,247	$146,284
Interest capitalized as investments in single-family residential properties, net	1,148	1,038
Cash paid for income taxes	94	26
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,287	3,103
Financing cash flows from finance leases	1,825	1,347

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,507	$1,165
Accrued residential property capital improvements at period end	10,687	5,991
Transfer of residential property, net to other assets, net for held for sale assets	64,070	78,423
Change in other comprehensive income (loss) from cash flow hedges	(4,350)	10,434
ROU assets obtained in exchange for operating lease liabilities	14,408	59
ROU assets obtained in exchange for finance lease liabilities	4,002	1,175

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2024, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Recent Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, Business Combinations (Subtopic 805-60): Joint Venture Formations, which clarifies the business combination accounting for joint venture formations. The ASU is intended to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The ASU also seeks to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The updated standard is effective for all joint venture formations with a formation date on or after January 1, 2025. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and effectiveness of income tax disclosures. The updated standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
Recent SEC Rules
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. Unless legal challenges to the rule prevail or the effective date is delayed, this rule will require registrants to disclose certain climate-related information in registration statements and annual reports, and the revisions to Regulation S-X would apply to our financial statements beginning with our fiscal year ending December 31, 2025. We are currently assessing the effect of these new rules on our condensed consolidated financial statements and disclosures.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2024	December 31, 2023
Land	$4,867,893	$4,881,890
Single-family residential property	16,176,181	15,977,256
Capital improvements	569,463	565,214
Equipment	129,143	127,536
Total gross investments in the properties	21,742,680	21,551,896
Less: accumulated depreciation	(4,577,872)	(4,262,682)
Investments in single-family residential properties, net	$17,164,808	$17,289,214

As of June 30, 2024 and December 31, 2023, the carrying amount of the residential properties above includes $136,780 and $135,004, respectively, of capitalized acquisition costs (excluding purchase price), along with $78,805 and $78,073, respectively, of capitalized interest, $31,074 and $30,531, respectively, of capitalized property taxes, $5,101 and $5,037, respectively, of capitalized insurance, and $3,724 and $3,691, respectively, of capitalized homeowners’ association (“HOA”) fees.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
During the three months ended June 30, 2024 and 2023, we recognized $173,319, and $163,022, respectively, of depreciation expense related to the components of the properties, and $3,303 and $2,737, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. During the three months ended June 30, 2023, impairments totaling $81 have been recognized and are included in impairment and other in the condensed consolidated statements of operations. There were no such impairments during the three months ended June 30, 2024. See Note 11 for additional information regarding these impairments.
During the six months ended June 30, 2024 and 2023, we recognized $345,237, and $325,106, respectively, of depreciation expense related to the components of the properties, and $6,698 and $5,326, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2024 and 2023, impairments totaling $60 and $259, respectively, have been recognized and are included in impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$749,398	$700,618
Restricted cash	213,780	196,866
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$963,178	$897,484
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The balances of our restricted cash accounts, as of June 30, 2024 and December 31, 2023, are set forth in the table below. As of June 30, 2024 and December 31, 2023, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	June 30, 2024	December 31, 2023
Resident security deposits	$183,139	$181,097
Property taxes	15,286	2,014
Collections	9,811	8,278
Letters of credit	2,556	2,489
Capital expenditures	2,297	2,297
Special and other reserves	691	691
Total	$213,780	$196,866
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of June 30, 2024 and December 31, 2023:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Pathway Property Company(1)	100.0%	558	504	$113,542	$120,639
2020 Rockpoint JV(1)	20.0%	2,607	2,609	59,764	62,578
Upward America JV(2)	7.2%	3,720	N/A	37,841	—
FNMA(3)	10.0%	401	426	26,494	32,303
Pathway Operating Company(4)	15.0%	N/A	N/A	20,815	21,008
2022 Rockpoint JV(1)	16.7%	319	309	10,352	10,638
Total				$268,808	$247,166

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Owns homes within the Western United States.
(4)Represents an investment in an operating company that provides a technology platform and asset management services.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of June 30, 2024, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.

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
In April 2024, we entered into an agreement with Upward America Venture LP (“UA Venture”) to form a joint venture that will own homes in markets where we already own homes (the “Upward America JV”). As of June 30, 2024, we have invested $38,181 in a portfolio of approximately 3,700 single-family residential properties owned by the Upward America JV. Management of the Upward America JV is exclusively vested in a wholly owned subsidiary of UA Venture that serves as the general partner of the Upward America JV. In August 2024, a wholly owned subsidiary of INVH LP will begin providing property and asset management services for the Upward America JV homes in which we own an interest and an additional 700 homes owned by the Upward America JV.
We acquired our interest in the joint venture with the Federal National Mortgage Association (“FNMA”) via the SWH merger. The managing member of the FNMA joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to FNMA’s approval of major decisions. We earn property and asset management fees from the FNMA joint venture.
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of June 30, 2024, we have funded $10,692 to the 2022 Rockpoint JV, and our remaining equity commitment is $39,308. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.
We recorded net losses from these investments for the three months ended June 30, 2024 and 2023, totaling $5,482 and $2,030, respectively, and for the six months ended June 30, 2024 and 2023, totaling $10,620 and $6,185, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended June 30, 2024 and 2023, we earned $3,594 and $3,448, respectively, and for the six months ended June 30, 2024 and 2023, we earned $7,106 and $6,823, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations (see Note 6 for additional information regarding total management fee revenues).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 6—Other Assets
As of June 30, 2024 and December 31, 2023, the balances in other assets, net are as follows:

	June 30, 2024	December 31, 2023
Amounts deposited and held by others	$106,709	$92,151
Investments in debt securities, net	86,206	86,471
Derivative instruments (Note 8)	71,137	75,488
Rent and other receivables, net	68,053	60,810
Prepaid expenses	57,718	47,770
Investments in equity and other securities	56,174	55,991
Corporate fixed assets, net	39,015	31,474
ROU lease assets — operating and finance, net	28,531	13,532
Held for sale assets(1)	26,543	46,203
Deferred financing costs, net	1,510	2,972
Other	42,846	16,034
Total	$584,442	$528,896

(1)As of June 30, 2024 and December 31, 2023, 118 and 189 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,206, net of unamortized discounts of $1,056 as of June 30, 2024. These investments in debt securities are classified as held to maturity investments. As of June 30, 2024, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next six months to three years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended June 30, 2024 and 2023, rental revenues and other property income includes $40,077 and $37,063 of variable lease payments, respectively. For the six months ended June 30, 2024 and 2023, rental revenues and other property income includes $81,922 and $72,574 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of June 30, 2024 are as follows:

Year	Lease Payments to be Received
Remainder of 2024	$936,347
2025	703,952
2026	71,119
2027	—
2028	—
Thereafter	—
Total	$1,711,418
Management fee revenues and the corresponding receivables are related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). Our services include resident support, maintenance, marketing, and administrative functions. Revenues are recognized as performance obligations are satisfied in accordance with the underlying agreements, and the performance obligation is the management of the homes, entities, or other defined tasks. While the performance obligations associated with base management fees can vary from day to day, the nature of the overall performance obligation to provide management services is the same and considered by us to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. As of June 30, 2024 and 2023, we provided property and asset management services for 21,146 and 3,641 homes, respectively, of which 3,885 and 3,641 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended June 30, 2024 and 2023, we earned management fees totaling $15,976 and $3,448, respectively. For the six months ended June 30, 2024 and 2023, we earned management fees totaling $29,918 and $6,823, respectively. These revenues are included in management fee revenues in the condensed consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of June 30, 2024 and December 31, 2023, the values of our investments in equity and other securities are as follows:

	June 30, 2024	December 31, 2023
Investments without a readily determinable fair value	$55,197	$54,686
Investments with a readily determinable fair value	977	1,305
Total	$56,174	$55,991

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of gains (losses) on investments in equity and other securities, net as of three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net gains recognized on investments sold during the reporting period	$1,623	$—	$1,623	$—
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(119)	524	(328)	612
Total	$1,504	$524	$1,295	$612
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$21,869	$6,662	$9,236	$4,296
Other liabilities (Note 14)	23,786	5,973	11,097	3,796
Weighted average remaining lease term	7.5 years	3.5 years	3.3 years	2.9 years
Weighted average discount rate	5.5%	6.1%	3.6%	5.2%
Deferred Financing Costs, net
In connection with the amended and restated Revolving Facility (see Note 7), we incurred $11,846 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date. As of June 30, 2024 and December 31, 2023, the unamortized balances of these deferred financing costs are $1,510 and $2,972, respectively.
Other
Other is primarily comprised of deferred costs related to property and asset management contracts that are being amortized over the estimated lives of the underlying contracts and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of the software.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our mortgage loan indebtedness as of June 30, 2024 and December 31, 2023:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	June 30, 2024	December 31, 2023
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$989,419	$990,555
IH 2018-4(7)	November 7, 2018	January 9, 2025	January 9, 2026	6.68%	115-145 bps	633,894	643,030
Total Securitizations						1,623,313	1,633,585
Less: deferred financing costs, net						(5,346)	(6,329)
Total						$1,617,967	$1,627,256

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)Represents the maturity dates for all extension options that have been exercised for the mortgage loans.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. The interest rate for IH 2018-4 is based on the weighted average spread over a published forward-looking Secured Overnight Financing Rate (“SOFR”) for the interest period relevant to such borrower (“Term SOFR”) adjusted for an 0.11% credit spread adjustment. As of June 30, 2024, Term SOFR was 5.34%.
(5)Range of spreads is based on outstanding principal balances as of June 30, 2024.
(6)Net of unamortized discount of $1,056 and $1,232 as of June 30, 2024 and December 31, 2023, respectively.
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of June 30, 2024 and December 31, 2023, a total of 10,529 and 10,581 homes, respectively, with a gross book value of $2,344,452 and $2,348,044, respectively, and a net book value of $1,737,851 and $1,779,169, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.

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
The retained certificates, net of discount, total $86,206 and $86,471 as of June 30, 2024 and December 31, 2023, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the six months ended June 30, 2024 and 2023, we made voluntary and mandatory prepayments of $10,448 and $10,085, respectively, under the terms of the mortgage loan agreements.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of June 30, 2024 and December 31, 2023:

	Maturity Date	Interest Rate(1)	June 30, 2024	December 31, 2023
Secured Term Loan	June 9, 2031	3.59%	$403,046	$403,129
Deferred financing costs, net			(1,506)	(1,614)
Secured Term Loan, net			$401,540	$401,515

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
Collateral
As of June 30, 2024 and December 31, 2023, the Secured Term Loan’s collateral pool contains 3,331 and 3,332 homes, respectively, with a gross book value of $838,571 and $828,570, respectively, and a net book value of $670,429 and $675,075, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.

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
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the six months ended June 30, 2024 and 2023, we made mandatory prepayments of $83 and $234, respectively, under the terms of the Secured Term Loan agreement.
Unsecured Notes
Our unsecured notes are issued in connection with either an underwritten public offering pursuant to our shelf registration statement or in connection with a private placement transaction with certain institutional investors (collectively, the “Unsecured Notes”). Our current shelf registration statement automatically became effective upon filing with the SEC in June 2024 and expires in June 2027. We utilize proceeds from the Unsecured Notes to fund: (i) repayments of then-outstanding indebtedness, including the Securitizations; (ii) closing costs in connection with the Unsecured Notes; and (iii) general costs associated with our operations and other corporate purposes, including acquisitions. Interest on the Unsecured Notes is payable semi-annually in arrears.
The following table sets forth a summary of our Unsecured Notes as of June 30, 2024 and December 31, 2023:

	Interest Rate(1)	June 30, 2024	December 31, 2023
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,330,997	$3,329,856
Deferred financing costs, net		(22,721)	(24,389)
Total		$3,308,276	$3,305,467

(1)Represents the range of contractual rates in place as of June 30, 2024.
(2)Net of unamortized discount of $19,003 and $20,144 as of June 30, 2024 and December 31, 2023. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
During the six months ended June 30, 2024 and 2023, no Unsecured Notes were issued.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility as of June 30, 2024 and December 31, 2023:

	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
2020 Term Loan Facility(1)(2)	January 31, 2025	6.44%	$2,500,000	$2,500,000
2022 Term Loan Facility(3)	June 22, 2029	6.69%	725,000	725,000
Total Term Loan Facilities			3,225,000	3,225,000
Less: deferred financing costs, net			(9,007)	(13,186)
Term Loan Facilities, net			$3,215,993	$3,211,814

Revolving Facility(1)(2)	January 31, 2025	6.34%	$—	$—

(1)Interest rates for the 2020 Term Loan Facility and the Revolving Facility are based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of June 30, 2024, the applicable margins were 1.00% and 0.90% for the 2020 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 5.34%.
(2)If we exercise the two six month extension options, the maturity date will be January 31, 2026.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus the applicable margin. As of June 30, 2024, the applicable margin was 1.25%, and Term SOFR was 5.34%.
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
The margins for the Term Loan Facilities and the Revolving Facility as of June 30, 2024 are as follows:

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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2024:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)	Total
2024	$—	$—	$—	$—	$—	$—
2025	633,894	—	—	2,500,000	—	3,133,894
2026	—	—	—	—	—	—
2027	990,475	—	—	—	—	990,475
2028	—	—	750,000	—	—	750,000
Thereafter	—	403,046	2,600,000	725,000	—	3,728,046
Total	1,624,369	403,046	3,350,000	3,225,000	—	8,602,415
Less: deferred financing costs, net	(5,346)	(1,506)	(22,721)	(9,007)	—	(38,580)
Less: unamortized debt discount	(1,056)	—	(19,003)	—	—	(20,059)
Total	$1,617,967	$401,540	$3,308,276	$3,215,993	$—	$8,543,776

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of June 30, 2024. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe.
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
The table below summarizes our interest rate swap instruments as of June 30, 2024:

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

During the six months ended June 30, 2024 and 2023, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $56,121 will be reclassified to earnings as a decrease in interest expense.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders. To the extent that the maturity date of a mortgage loan is extended through an exercise of one or more extension options, a replacement or extension interest rate cap agreement must be executed with terms similar to those associated with the initial interest rate cap agreement and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreement, including all of our rights to payments owed by the counterparties and all other rights, has been pledged as additional collateral for the mortgage loan. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. As of June 30, 2024, the remaining interest rate cap has a strike price of 8.95%.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2024	December 31, 2023	Balance Sheet Location	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$71,137	$75,487	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	1	Other liabilities	—	—
Total		$71,137	$75,488		$—	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2024 and December 31, 2023:

	June 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$71,137	$—	$71,137	$—	$—	$71,137
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

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
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023		2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$10,584	$64,763	Interest expense	$21,465	$17,961	$90,007	$78,625

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended June 30,
		2024	2023
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$55

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023		2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$43,321	$46,008	Interest expense	$43,029	$30,942	$179,852	$156,672

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Six Months Ended June 30,
		2024	2023
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$1	$40
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of June 30, 2024, we were not in a net liability position with any of our derivative counterparties.
Note 9—Stockholders’ Equity
As of June 30, 2024 we have issued 612,594,044 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of June 30, 2024, 1,979,009 outstanding OP Units are redeemable.
During the three and six months ended June 30, 2024, we issued 108,946 and 635,805, shares of common stock, respectively. During the three and six months ended June 30, 2023, we issued 92,390 and 544,788 shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and six months ended June 30, 2024 and 2023, we did not sell any shares of common stock

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
under the ATM Equity Program. As of June 30, 2024, $1,150,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2023 through June 30, 2024:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q2-2024	March 28, 2024	$0.28	April 19, 2024	$171,712
Q1-2024	December 27, 2023	0.28	January 19, 2024	171,721
Q4-2023	November 7, 2023	0.26	November 22, 2023	160,350
Q3-2023	August 8, 2023	0.26	August 25, 2023	160,540
Q2-2023	May 10, 2023	0.26	May 26, 2023	159,493
Q1-2023	February 14, 2023	0.26	February 28, 2023	158,453
On June 13, 2024, our board of directors declared a dividend of $0.28 (actual $) per share to stockholders of record on June 27, 2024, which was paid on July 19, 2024.
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
Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2024.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the six months ended June 30, 2024, we granted 807,140 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the six months ended June 30, 2024, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 193,615 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Award Activity
•Director Awards: During the six months ended June 30, 2024, we granted 47,970 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2025 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, 25% vested on March 31, 2023, and the remaining 25% vested on March 31, 2024. The estimated fair value of 2019 Outperformance Awards that fully vested during the six months ended June 30, 2024 was an aggregate $2,808. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value was amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date was calculated consistent with the award terms. To the extent performance through the Interim Measurement Date resulted in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amount is guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. As of the Interim Measurement Date, the relative TSR component of the 2022 Outperformance Awards was calculated at maximum achievement, while the absolute TSR component was below threshold. As such, overall performance as of the Interim Measurement Date results in a 50% payout of the 2022 Outperformance Awards, or a guaranteed minimum payout of 25% provided that certain minimum levels of relative TSR are achieved for the full performance period.
The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. As of June 30, 2024, 2022 Outperformance Awards with an approximate aggregate $17,500 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the six months ended June 30, 2024:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2023	610,719	$33.44	1,364,942	$31.48	1,975,661	$32.09
Granted	310,156	34.71	738,569	34.24	1,048,725	34.38
Vested(2)	(249,339)	(32.49)	(625,315)	(28.84)	(874,654)	(29.88)
Forfeited / canceled	(6,074)	(35.01)	(5,023)	(30.57)	(11,097)	(33.00)
Balance, June 30, 2024	665,462	$34.38	1,473,173	$33.99	2,138,635	$34.11

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the six months ended June 30, 2024 was $27,541. During the six months ended June 30, 2024, 112 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the six months ended June 30, 2024:

For the Six Months Ended June 30, 2024
Expected volatility(1)	20.7% — 24.6%
Risk-free rate	4.25%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2024 and 2023, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$5,818	$4,624	$12,120	$9,162
Property management expense	1,674	1,442	3,272	3,402
Total	$7,492	$6,066	$15,392	$12,564
As of June 30, 2024, there is $43,420 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.91 years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of June 30, 2024 and December 31, 2023, refer to Note 6.
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,206	$84,337	$86,471	$84,591

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,030,997	$2,705,619	$3,029,856	$2,725,884
Mortgage loans(3)	Level 2	1,623,313	1,569,930	1,633,585	1,576,813
Unsecured Notes — private placement(4)	Level 2	300,000	244,465	300,000	245,766
Secured Term Loan(5)	Level 3	403,046	359,941	403,129	369,402
Term Loan Facilities(6)	Level 3	3,225,000	3,227,121	3,225,000	3,230,747

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $19,003 and $20,144 of unamortized discount and excludes $21,627 and $23,211 of deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.
(3)The carrying values of the mortgage loans include $1,056 and $1,232 of unamortized discount and exclude $5,346 and $6,329 of deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,094 and $1,178 of deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,506 and $1,614 of deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.
(6)The carrying values of the Term Loan Facilities exclude $9,007 and $13,186 of deferred financing costs as of June 30, 2024 and December 31, 2023, respectively.

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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of June 30, 2024:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$359,941	Discounted Cash Flow	Effective Rate	5.44%
Term Loan Facilities	3,227,121	Discounted Cash Flow	Effective Rate	4.83%	—	6.69%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$—	$349	$413	$1,039
Total impairments	—	(81)	(60)	(259)
Fair value	$—	$268	$353	$780

We did not record any impairments for our investments in single-family residential properties, net held for use during the three and six months ended June 30, 2024 and 2023. For additional information related to our single-family residential properties as of June 30, 2024 and December 31, 2023, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$72,981	$137,698	$215,139	$257,769

Denominator:
Weighted average common shares outstanding — basic	612,628,758	611,954,347	612,424,139	611,772,406
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,194,581	1,362,152	1,391,114	1,168,993
Weighted average common shares outstanding — diluted	613,823,339	613,316,499	613,815,253	612,941,399

Net income per common share — basic	$0.12	$0.23	$0.35	$0.42
Net income per common share — diluted	$0.12	$0.22	$0.35	$0.42
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the six months ended June 30, 2024, 56,727 incremental shares attributed to non-vested share-based awards are excluded from the denominator because they are anti-dilutive. There were no such incremental shares for the three months ended June 30, 2024 and the three and six months ended June 30, 2023.
For the three and six months ended June 30, 2024 and 2023, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries (“TRSs”), deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of June 30, 2024 and December 31, 2023, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of June 30, 2024, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2024	$2,349	$865
2025	4,693	1,973
2026	4,103	1,803
2027	3,540	1,611
2028	2,909	421
Thereafter	13,069	—
Total lease payments	30,663	6,673
Less: imputed interest	(6,877)	(700)
Total lease liability	$23,786	$5,973
The components of lease expense for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost:
Fixed lease cost	$1,006	$828	$1,843	$1,721
Variable lease cost	367	404	842	730
Total operating lease cost	$1,373	$1,232	$2,685	$2,451

Finance lease cost:
Amortization of ROU assets	$877	$672	$1,796	$1,294
Interest on lease liabilities	132	85	284	141
Total finance lease cost	$1,009	$757	$2,080	$1,435

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,689 homes over the next four years. Remaining commitments under these agreements total $790,791 as of June 30, 2024.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2024, there are no material contingent liabilities related to uninsured losses with respect to our properties. However, in July 2024, Hurricane Beryl damaged certain of our Houston properties. We estimate that our homes incurred approximately $5,000 of hurricane damage (see Note 15).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Legal and Other Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business as well as congressional and regulatory inquiries and engagements. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our condensed consolidated financial statements except as noted below.
In August 2021, we received a letter from the staff of the Federal Trade Commission (“FTC”), requesting information as to how we conduct our business generally and how business was conducted during the COVID-19 pandemic specifically. We have been cooperating with this request and are now in discussions with the FTC related to a potential resolution of their inquiry, including a suggested framework to settle the matter. While we believe that we have meritorious arguments and would pursue a vigorous defense if the matter were to proceed to litigation, we have submitted a substantive offer to the FTC to settle this matter. As of June 30, 2024, our current estimated probable loss with respect to this matter of $37,500 has been accrued in accounts payable and accrued expense on our condensed consolidated balance sheet and is included in other, net on our condensed consolidated statements of operations for the three and six months ended June 30, 2024. There can be no assurance, however, that our settlement offer will be accepted or that any current or future discussions with the FTC to resolve this inquiry will be successful. While it is reasonably possible that we may incur a loss in excess of the amount accrued, given the stage of the matter and aforementioned uncertainties, we cannot estimate the possible loss or range of loss in excess of the amount accrued.
As we are unable to predict the duration, scope, cost, or outcome of the discussions with the FTC or the ultimate outcome of the FTC inquiry and its effect on our business, prospects, operating results, and financial condition, the ultimate cost related to this matter may be materially different than the amount of our current estimate and accrual.
In July 2024, we entered into an agreement to settle the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc. (see Note 15). Upon final court approval, we agreed to pay $19,993 to completely resolve the dispute, fully releasing INVH without any admission of liability. As this settlement provided additional information about a claim that existed as of June 30, 2024, we accrued the entire settlement and related costs in accounts payable and accrued expense on our condensed consolidated balance sheet as of June 30, 2024 and recognized the expense in other, net on our condensed consolidated statements of operations for the three and six months ended June 30, 2024.
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2024, for potential recognition or disclosure.
Dividend Payment
On June 13, 2024, our board of directors declared a dividend of $0.28 (actual $) per share to stockholders of record on June 27, 2024, which was paid on July 19, 2024.
Legal and Other Matters
In July 2024, we entered into an agreement, which is subject to court approval, to settle the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc. (see Note 14).
Hurricane-Related Losses
In July 2024, Hurricane Beryl damaged certain of our Houston properties. We estimate that our homes incurred approximately $5,000 of hurricane damage.

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of June 30, 2024, we own approximately 85,000 homes for lease which are located primarily in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
We also provide comprehensive asset and property management services to portfolio owners of single-family rental homes on a contractual basis. Our services include resident support, maintenance, marketing, and administrative functions. As of June 30, 2024, we provided property and asset management services for 21,146 homes, of which 3,885 homes were owned by our unconsolidated joint ventures.
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
Climate Change
Consequences of global climate change range from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to disrupt our business as well as negatively affect our suppliers, contractors, and residents. Experiencing or addressing the various physical, regulatory, and transition risks from climate change may significantly reduce our revenues and profitability or cause us to generate losses. Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes. In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to us beginning with our fiscal year ending December 31, 2025. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. We are currently assessing the effect of new rules on our condensed consolidated financial statements and related disclosures. Additionally, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. Unless legal challenges to the foregoing new rules prevail or they are otherwise modified prior to effective dates or the effective dates are delayed, we will become subject to the rules as adopted, and they could significantly increase compliance burdens and associated regulatory costs and complexity.
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
In January 2023, we received an inquiry from the staff of the SEC requesting information relating to our compliance with building codes and permitting requirements, related policies and procedures, and other matters. We are in the process of responding to, and cooperating with, this request. We cannot currently predict the timing, outcome, or scope of this inquiry.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2024 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,446	96.9%	$3,069	$1.80	11.1%
Northern California	4,258	97.9%	2,714	1.72	5.8%
Seattle	4,012	98.0%	2,855	1.49	5.8%
Phoenix	9,243	97.5%	2,048	1.21	9.8%
Las Vegas	3,415	97.3%	2,181	1.11	3.8%
Denver	2,569	97.9%	2,525	1.37	3.3%
Western United States Subtotal	30,943	97.5%	2,544	1.45	39.6%

Florida:
South Florida	8,269	96.9%	3,004	1.61	12.2%
Tampa	9,302	95.0%	2,287	1.21	10.6%
Orlando	6,774	96.5%	2,228	1.19	7.6%
Jacksonville	1,995	97.3%	2,171	1.09	2.2%
Florida Subtotal	26,340	96.2%	2,489	1.32	32.6%

Southeast United States:
Atlanta	12,712	95.7%	2,020	0.98	12.5%
Carolinas	5,633	96.0%	2,038	0.96	5.6%
Southeast United States Subtotal	18,345	95.8%	2,025	0.97	18.1%

Texas:
Houston	2,331	95.7%	1,911	0.96	2.2%
Dallas	3,037	95.9%	2,242	1.09	3.4%
Texas Subtotal	5,368	95.8%	2,097	1.03	5.6%

Midwest United States:
Chicago	2,484	97.3%	2,369	1.48	2.8%
Minneapolis	1,066	96.8%	2,296	1.17	1.2%
Midwest United States Subtotal	3,550	97.1%	2,347	1.37	4.0%

Other(5):	94	49.5%	2,528	1.20	0.1%

Total / Average	84,640	96.6%	$2,379	$1.26	100.0%
Same Store Total / Average	77,994	97.5%	$2,386	$1.27	93.4%

(1)As of June 30, 2024.
(2)Represents average occupancy for the three months ended June 30, 2024.
(3)Represents average monthly rent for the three months ended June 30, 2024.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2024.
(5)Represents homes located outside of our 16 core markets as of June 30, 2024, including 68 homes located in Nashville and 26 homes located in other markets that are generally being held for sale.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including sustained economic inflation, bank failures, and high interest rates. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (loss) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.2% of our rental revenues and other property income during the three months ended June 30, 2024. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook, including the impact of sustained inflation, bank failures, and high interest rates which could adversely affect demand for our properties.
Property Improvements and Maintenance: Property improvements and maintenance impact capital expenditures, property operating and maintenance expense, and rental revenues. We actively manage our homes on a total portfolio basis to determine what capital and maintenance needs may be required and what opportunities we may have to generate additional revenues or expense savings from such expenditures. As a result of recent inflationary trends, we have experienced, and expect to continue to incur, increased costs for certain materials and services necessary to improve and maintain our homes. We continue to actively manage the impact of inflation on these costs, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
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
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we typically incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, whether the property was vacant when acquired, and whether there are any state or local restrictions on our ability to complete renovations as an essential business function. Additionally, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business have increased the time required to renovate our homes. As a result of recent inflationary trends, we have experienced, and expect to continue to incur, increased costs for certain materials and services necessary to renovate our homes. We continue to actively manage the impact of inflation on the cost of renovations, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
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

Property Management Expense
Property management expense represents personnel and other costs associated with the oversight and management of our portfolio of homes, including those for which we provide property and asset management services on behalf of others through our internal property manager.
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
Gains (Losses) on Investments in Equity and Other Securities, net
Gains (losses) on investments in equity and other securities, net includes unrealized gains and losses resulting from mark to market adjustments and realized gains and losses recognized upon the sale or settlement of certain investments in equity securities and warrants.
Other, net
Other, net includes settlement and other costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax consists of net gains and losses resulting from sales of our homes.
Income (Losses) from Investments in Unconsolidated Joint Ventures
Income (losses) from investments in unconsolidated joint ventures consists of our share of net earnings and losses from investments in unconsolidated joint ventures accounted for using the equity method.

Results of Operations
Portfolio Information
As of June 30, 2024 and 2023, we owned 84,640 and 82,837 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2024 and 2023, we acquired 443 and 188 homes, respectively, and sold 248 and 361 homes, respectively. During the three months ended June 30, 2024 and 2023, we owned an average of 84,471 and 82,925 single-family rental homes, respectively. During the six months ended June 30, 2024 and 2023, we acquired 700 and 369 homes, respectively, and sold 627 and 645 homes, respectively. During the six months ended June 30, 2024 and 2023, we owned an average of 84,478 and 82,994 single-family rental homes, respectively.
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
As of June 30, 2024, our Same Store portfolio consisted of 77,994 single-family rental homes.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues:
Rental revenues and other property income	$637,475	$596,924	$40,551	6.8%
Management fee revenues	15,976	3,448	12,528	363.3%
Total revenues	653,451	600,372	53,079	8.8%

Expenses:
Property operating and maintenance	234,184	213,808	20,376	9.5%
Property management expense	32,633	23,580	9,053	38.4%
General and administrative	21,498	19,791	1,707	8.6%
Interest expense	90,007	78,625	11,382	14.5%
Depreciation and amortization	176,622	165,759	10,863	6.6%
Impairment and other	10,353	1,868	8,485	454.2%
Total expenses	565,297	503,431	61,866	12.3%

Gains on investments in equity and other securities, net	1,504	524	980	187.0%
Other, net	(54,012)	(3,941)	(50,071)	N/M
Gain on sale of property, net of tax	43,267	46,788	(3,521)	(7.5)%
Losses from investments in unconsolidated joint ventures	(5,482)	(2,030)	(3,452)	(170.0)%

Net income	$73,431	$138,282	$(64,851)	(46.9)%
Revenues
For the three months ended June 30, 2024 and 2023, total revenues were $653.5 million and $600.4 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended June 30, 2024 and 2023, total portfolio rental revenues and other property income totaled $637.5 million and $596.9 million, respectively, an increase of 6.8%, driven by an increase in average monthly rent per occupied home and a 1,546 home increase between periods in the average number of homes owned, partially offset by a 40 bps reduction in average occupancy.

Average occupancy for the three months ended June 30, 2024 and 2023 for the total portfolio was 96.6% and 97.0%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2024 and 2023 was $2,379 and $2,288, respectively, a 4.0% increase. For our Same Store portfolio, average occupancy was 97.5% and 97.6% for the three months ended June 30, 2024 and 2023, respectively, and average monthly rent per occupied home for the three months ended June 30, 2024 and 2023 was $2,386 and $2,290, respectively, a 4.2% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2024 and 2023 was 25.1% and 27.1%, respectively. For the Same Store portfolio, an average home remained unoccupied for 35 and 33 days between residents for the three months ended June 30, 2024 and 2023, respectively. The slight increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.6% and 6.8% for the three months ended June 30, 2024 and 2023, respectively, and new lease net effective rental rate growth for the total portfolio averaged 3.5% and 6.8% for the three months ended June 30, 2024 and 2023, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.6% and 6.8% for the three months ended June 30, 2024 and 2023, respectively, and new lease net effective rental rate growth averaged 3.6% and 6.7% for the three months ended June 30, 2024 and 2023, respectively.
Other property income for the three months ended June 30, 2024 increased compared to June 30, 2023, primarily due to increased utility billbacks as new leases are entered into and enhanced value-add revenue programs, among other things.
For the three months ended June 30, 2024 and 2023, management fee revenues totaled $16.0 million and $3.4 million, respectively. The increase is due to an increase in the number of homes for which we provide property and asset management services. As of June 30, 2024 and 2023, we provided property and asset management services for 21,146 and 3,641 homes, respectively, of which 3,885 and 3,641 homes, respectively, were owned by our unconsolidated joint ventures.
Expenses
For the three months ended June 30, 2024 and 2023, total expenses were $565.3 million and $503.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended June 30, 2024, property operating and maintenance expense increased to $234.2 million from $213.8 million for the three months ended June 30, 2023. In addition to a 1,546 home increase between periods in the average numbers of homes owned, increases in property taxes, property maintenance, and utilities resulted in the overall 9.5% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $54.1 million from $43.4 million for the three months ended June 30, 2024 and 2023, respectively, primarily due to increased personnel and other costs related to expansion of our property and asset management platform, including costs incurred to manage 21,146 and 3,641 homes as of June 30, 2024 and June 30, 2023, respectively.
Interest expense increased to $90.0 million for the three months ended June 30, 2024 from $78.6 million for the three months ended June 30, 2023. The increase in interest expense was primarily due to a $779.1 million increase in gross debt outstanding and 16 bps increase in our weighted average interest rate in each case, as of June 30, 2024 compared to June 30, 2023.
Depreciation and amortization expense increased to $176.6 million for the three months ended June 30, 2024 from $165.8 million for the three months ended June 30, 2023 due to an increase in cumulative capital expenditures and a 1,546 home increase in the average number of homes owned during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Impairment and other expenses were $10.4 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, impairment and other expenses were comprised of $10.4 million of net casualty losses for repairs from recent storm activity in excess of amounts recoverable from insurance coverage. During the three months ended June 30, 2023, impairment and other expenses were comprised of net casualty losses of $1.8 million and impairment losses of $0.1 million on our single-family residential properties.
Gains on Investments in Equity and Other Securities, net
For the three months ended June 30, 2024, gains on investments in equity and other securities, net of $1.5 million was comprised of a $1.6 million net realized gain from exercised warrants and $0.1 million of net unrealized losses recognized on investments held at period end. For the three months ended June 30, 2023, gains on investments in equity and other securities, net of $0.5 million net gains was comprised of net unrealized gains recognized on investments held at period end.
Other, net
Other, net increased to $54.0 million of expense for the three months ended June 30, 2024 from $3.9 million of expense for the three months ended June 30, 2023, primarily due to accruals for certain litigation and regulatory costs, partially offset by an increase in interest income on cash balances. The three months ended June 30, 2024 includes a $22.0 million accrual for a settlement that resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs, as well as a $37.5 million accrual for an estimated probable loss with respect to an ongoing inquiry from the Federal Trade Commission (the “FTC”).
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $43.3 million and $46.8 million for the three months ended June 30, 2024 and 2023, respectively. A decrease in the number of homes sold from 361 for the three months ended June 30, 2023 to 248 for the three months ended June 30, 2024 was the primary driver of the decrease.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $5.5 million and $2.0 million for the three months ended June 30, 2024 and 2023, respectively. The increase in loss is primarily driven by an increase of $2.4 million in interest expense, including $1.4 million of decreases in the fair value of interest rate caps for certain of our joint ventures, and an increase in depreciation expense of $0.8 million between the respective periods. These changes are a result of the formation of and commencement of operations in new joint ventures, cumulative capital expenditures, and an increase in the number of homes within our joint venture investments.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,269,572	$1,183,439	$86,133	7.3%
Management fee revenues	29,918	6,823	23,095	338.5%
Total revenues	1,299,490	1,190,262	109,228	9.2%

Expenses:
Property operating and maintenance	464,581	422,305	42,276	10.0%
Property management expense	63,870	47,164	16,706	35.4%
General and administrative	44,946	37,243	7,703	20.7%
Interest expense	179,852	156,672	23,180	14.8%
Depreciation and amortization	351,935	330,432	21,503	6.5%
Impairment and other	14,490	3,031	11,459	378.1%
Total expenses	1,119,674	996,847	122,827	12.3%

Gains on investments in equity and other securities, net	1,295	612	683	111.6%
Other, net	(48,039)	(5,435)	(42,604)	(783.9)%
Gain on sale of property, net of tax	93,765	76,459	17,306	22.6%
Losses from investments in unconsolidated joint ventures	(10,620)	(6,185)	(4,435)	(71.7)%

Net income	$216,217	$258,866	$(42,649)	(16.5)%
Revenues
For the six months ended June 30, 2024 and 2023, total revenues were $1,299.5 million and $1,190.3 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the six months ended June 30, 2024 and 2023, total portfolio rental revenues and other property income totaled $1,269.6 million and $1,183.4 million, respectively, an increase of 7.3%, driven by an increase in average monthly rent per occupied home and a 1,484 home increase between periods in the average number of homes owned, partially offset by a 50 bps reduction in average occupancy.
Average occupancy for the six months ended June 30, 2024 and 2023 for the total portfolio was 96.6% and 97.1%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2024 and 2023 was $2,369 and $2,274, respectively, a 4.2% increase. For our Same Store portfolio, average occupancy was 97.7% for each of the six months ended June 30, 2024 and 2023, respectively, and average monthly rent per occupied home for the six months ended June 30, 2024 and 2023 was $2,374 and $2,275, respectively, a 4.4% increase.
The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2024 and 2023 was 22.8% and 24.0%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 37 and 36 days between residents for the six months ended June 30, 2024 and 2023, respectively.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.6% and 7.3% for the six months ended June 30, 2024 and 2023, respectively, and new lease net effective rental rate growth for the total portfolio averaged 2.2% and 6.1% for the six months ended June 30, 2024 and 2023, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.7% and 7.3% for the six months ended June 30, 2024 and 2023, respectively, and new lease net effective rental rate growth averaged 2.3% and 6.0% for the six months ended June 30, 2024 and 2023, respectively.

Other property income for the six months ended June 30, 2024 increased compared to June 30, 2023, primarily due to enhanced value-add revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the six months ended June 30, 2024 and 2023, management fee revenues totaled $29.9 million and $6.8 million, respectively. The increase is due to an increase in the number of homes for which we provide property and asset management services. As of June 30, 2024 and 2023, we provided property and asset management services for 21,146 and 3,641 homes, respectively, of which 3,885 and 3,641 homes, respectively, were owned by our unconsolidated joint ventures.
Expenses
For the six months ended June 30, 2024 and 2023, total expenses were $1,119.7 million and $996.8 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the six months ended June 30, 2024, property operating and maintenance expense increased to $464.6 million from $422.3 million for the six months ended June 30, 2023. In addition to a 1,484 home increase between periods in the average number of homes owned, increases in property taxes, utilities, property maintenance, insurance, and property administrative costs, resulted in the overall 10.0% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $108.8 million from $84.4 million for the six months ended June 30, 2024 and 2023, respectively, primarily due to increased personnel and other costs related to expansion of our property and asset management platform, including costs incurred to manage 21,146 and 3,641 homes as of June 30, 2024 and June 30, 2023, respectively.
Interest expense increased to $179.9 million for the six months ended June 30, 2024 from $156.7 million for the six months ended June 30, 2023. The increase in interest expense was primarily due to $779.1 million increase in gross debt outstanding and a 16 bps increase in our weighted average interest rate in each case, as of June 30, 2024 compared to June 30, 2023.
Depreciation and amortization expense increased to $351.9 million for the six months ended June 30, 2024 from $330.4 million for the six months ended June 30, 2023 due to an increase in cumulative capital expenditures and a 1,484 home increase in the average number of homes owned during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Impairment and other expenses were $14.5 million and $3.0 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, impairment and other expenses were comprised of $14.4 million of net casualty losses for repairs from recent storm activity in excess of amounts recoverable from insurance coverage and $0.1 million of impairment losses on our single-family residential properties. During the six months ended June 30, 2023, impairment and other expenses were comprised of net casualty losses of $2.7 million and impairment losses of $0.3 million on our single-family residential properties.
Gains on Investments in Equity and Other Securities, net
For the six months ended June 30, 2024, gains on investments in equity and other securities, net of $1.3 million was comprised of a $1.6 million net realized gain from exercised warrants and $0.3 million net unrealized gains recognized since December 31, 2023 on investments held as of June 30, 2024. For the six months ended June 30, 2023, gains on investments in equity and other securities, net of $0.6 million was comprised of net unrealized gains recognized on investments held as of June 30, 2023.
Other, net
Other, net increased to $48.0 million of expense for the six months ended June 30, 2024 from $5.4 million of expense for the six months ended June 30, 2023, primarily due to accruals for certain litigation and regulatory costs, partially offset by an increase in interest income on cash balances. The six months ended June 30, 2024 includes a $22.0 million accrual for a settlement that resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs, as well as a $37.5 million accrual for an estimated probable loss with respect to an ongoing inquiry from the FTC.

Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $93.8 million and $76.5 million for the six months ended June 30, 2024 and 2023, respectively. An increase in the net proceeds per home sold for the six months ended June 30, 2023 to the six months ended June 30, 2024 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $10.6 million and $6.2 million for the six months ended June 30, 2024 and 2023, respectively. The increase in loss is primarily driven by $3.2 million of decreases in the fair value of interest rate caps for certain of our joint ventures and an increase in depreciation expense of $1.3 million between the respective periods. These changes are a result of the formation of and commencement of operations in new joint ventures, cumulative capital expenditures, and an increase in the number of homes within our joint venture investments.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2024 and December 31, 2023 include unrestricted cash and cash equivalents of $749.4 million and $700.6 million, respectively, a 7.0% increase primarily due to an excess of cash flows from operations over investing and financing expenditures during the six months ended June 30, 2024.
As of June 30, 2024, our $1,000.0 million revolving facility (the “Revolving Facility”) is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.
Investment in Joint Venture and New Property and Asset Management Agreements
As of June 30, 2024, we provided property and asset management services for 21,146 homes, of which 3,885 homes were owned by our unconsolidated joint ventures.
On April 29, 2024, we entered into a new joint venture agreement pursuant to which we made an initial $37.5 million investment, representing a 7.2% ownership interest, in a portfolio of approximately 3,700 single-family residential properties. Beginning in the third quarter of 2024, we will also provide property and asset management services to those homes and an additional 700 homes owned by our joint venture partners.
In March 2024, we entered into a third-party agreement to provide property and asset management services to a portfolio of approximately 3,000 single-family homes for lease. Our direct management responsibilities for these homes commenced on May 15, 2024.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of June 30, 2024 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$990,475	$934,975	4.23%	2.9	$—
IH 2018-4(5)	633,894	602,132	S + 123 bps	1.5	633,894
Secured Term Loan(6)	403,046	403,046	3.59%	6.9	—
Total secured(7)	2,027,415	$1,940,153	4.09%	3.3	633,894

Unsecured:
2020 Term Loan Facility(8)	$2,500,000		S + 100 bps	1.6	$2,500,000
2022 Term Loan Facility(8)	725,000		S + 125 bps	5.0	—
Revolving Facility(8)	—		S + 90 bps	1.6	—
Unsecured Notes — May 2028	150,000		2.46%	3.9	—
Unsecured Notes — November 2028	600,000		2.30%	4.4	—
Unsecured Notes — August 2030	450,000		5.45%	6.1	—
Unsecured Notes — August 2031	650,000		2.00%	7.1	—
Unsecured Notes — April 2032	600,000		4.15%	7.8	—
Unsecured Notes — August 2033	350,000		5.50%	9.1	—
Unsecured Notes — January 2034	400,000		2.70%	9.6	—
Unsecured Notes — May 2036	150,000		3.18%	11.9	—
Total unsecured(7)	6,575,000		3.73%	4.8	2,500,000

Total debt(7)	8,602,415		3.81%	4.5	$3,133,894
Unamortized discounts	(20,059)
Deferred financing costs, net	(38,580)
Total debt per balance sheet	8,543,776
Retained certificates	(87,262)
Cash and restricted cash, excluding security deposits and letters of credit	(777,483)
Deferred financing costs, net	38,580
Unamortized discounts	20,059
Net debt	$7,737,670

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
(5)Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over Term SOFR adjusted for an 0.11% credit spread adjustment. As of June 30, 2024, Term SOFR was 5.34%.

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
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on June 30, 2024, Term SOFR of 5.34% adjusted for either a 0.11% or a 0.10% credit spread adjustment (Adjusted SOFR), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(8)As of June 30, 2024, interest rate is based on Term SOFR of 5.34% plus the applicable margin and a 0.10% credit spread adjustment.

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
•acquisition of homes currently under contract, including commitments to homebuilders;
•renovation of newly-acquired homes;
•HOA fees (as applicable), property taxes, insurance premiums, and the ongoing maintenance of our homes;
•property management, general and administrative, and other entity-level commitments and expenses;
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

Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had undrawn balances of $1,000.0 million as of June 30, 2024.
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
Cash Flows
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
($ in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$635,382	$598,741	$36,641	6.1%
Net cash used in investing activities	(200,200)	(91,985)	(108,215)	(117.6)%
Net cash used in financing activities	(369,488)	(341,150)	(28,338)	(8.3)%
Change in cash, cash equivalents, and restricted cash	$65,694	$165,606	$(99,912)	(60.3)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $635.4 million and $598.7 million for the six months ended June 30, 2024 and 2023, respectively, an increase of 6.1%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including a $67.0 million increase in total revenues net of property operating and maintenance expense from period to period.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in unconsolidated joint ventures. Net cash used in investing activities was $200.2 million and $92.0 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $108.2 million. The increase in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the six months ended June 30, 2024 compared to the six months ended June 30, 2023: (1) an increase in cash used for the acquisition of homes; (2) an increase in cash used for investments in joint ventures; (3) a decrease in cash used for investments in equity securities; and (4) a decrease in cash used for deposits held by others. Acquisition spend increased by $125.3 million from period to period due to an increase in the number of homes acquired from 369 during the six months ended June 30, 2023 to 700 homes acquired during the six months ended June 30, 2024. Cash invested in joint ventures increased $38.7 million from period to period as a result of the formation of a new joint venture during 2024. Cash invested in equity securities decreased $31.8 million due to fewer such investments during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Cash used for deposits held by others decreased $29.4 million from period to period due to a deposit made related to the acquisition of a portfolio of homes in 2023.

Financing Activities
Net cash used in financing activities was $369.5 million for the six months ended June 30, 2024 compared to net cash used in financing activities of $341.2 million for the six months ended June 30, 2023. During the six months ended June 30, 2024 and 2023, we made dividend and distribution payments totaling $346.5 million and $320.9 million, respectively, which were funded by cash flows from operations.
Contractual Obligations
Our contractual obligations as of June 30, 2024, consist of the following:

($ in thousands)	Total	2024(1)	2025-2026	2027-2028	Thereafter
Mortgage loans(1)(2)(3)(4)	$1,813,069	$42,584	$761,650	$1,008,835	$—
Secured Term Loan(1)(2)(3)	503,418	7,230	28,921	28,961	438,306
Unsecured Notes(1)(2)(3)	4,195,703	57,368	229,470	975,821	2,933,044
Term Loan Facilities(1)(2)(3)(4)	3,729,108	107,032	2,775,333	98,445	748,298
Revolving Facility(1)(2)(3)(4)(5)	3,222	1,022	2,200	—	—
Derivative instruments(1)(6)	(104,038)	(46,644)	(40,120)	(14,317)	(2,957)
Purchase commitments(7)	801,687	205,417	551,889	44,381	—
Operating leases	30,663	2,349	8,796	6,449	13,069
Finance leases	6,673	865	3,776	2,032	—
Total	$10,979,505	$377,223	$4,321,915	$2,150,607	$4,129,760

(1)Includes estimated payments for the remaining six months of 2024.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of June 30, 2024.
(3)Interest is calculated at rates in effect as of June 30, 2024, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of June 30, 2024, Term SOFR was 5.34%.
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
(6)Includes payments (receipts) related to interest rate swap and interest rate cap obligations calculated using Term SOFR. As of June 30, 2024, Term SOFR was 5.34%.
(7)Represents commitments, net of previously funded deposits, to acquire 2,722 homes, including commitments totaling $790.8 million to acquire 2,689 homes pursuant to binding purchase agreements with certain homebuilders.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of June 30, 2024, our remaining equity commitments to our joint ventures total $127.6 million.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2024.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income available to common stockholders	$72,981	$137,698	$215,139	$257,769
Net income available to participating securities	207	166	399	337
Non-controlling interests	243	418	679	760
Interest expense	90,007	78,625	179,852	156,672
Interest expense in unconsolidated joint ventures	5,549	3,145	10,784	7,723
Depreciation and amortization	176,622	165,759	351,935	330,432
Depreciation and amortization of investments in unconsolidated joint ventures	3,358	2,521	6,285	4,996
EBITDA	348,967	388,332	765,073	758,689
Gain on sale of property, net of tax	(43,267)	(46,788)	(93,765)	(76,459)
Impairment on depreciated real estate investments	—	81	60	259
Net (gain) loss on sale of investments in unconsolidated joint ventures	167	(304)	(214)	(634)
EBITDAre	305,867	341,321	671,154	681,855
Share-based compensation expense(1)	7,492	6,066	15,392	12,564
Severance	89	371	179	524
Casualty losses, net(2)	10,363	1,797	14,445	2,785
Gains on investments in equity and other securities, net	(1,504)	(524)	(1,295)	(612)
Other, net(3)	54,012	3,941	48,039	5,435
Adjusted EBITDAre	$376,319	$352,972	$747,914	$702,551

(1)For the three months ended June 30, 2024 and 2023, $1,674 and $1,442 was recorded in property management expense, respectively, and $5,818 and $4,624 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2024 and 2023, $3,272 and $3,402 was recorded in property management expense, respectively, and $12,120 and $9,162 was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures.
(3)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net income available to common stockholders	$72,981	$137,698	$215,139	$257,769
Net income available to participating securities	207	166	399	337
Non-controlling interests	243	418	679	760
Interest expense	90,007	78,625	179,852	156,672
Depreciation and amortization	176,622	165,759	351,935	330,432
Property management expense(1)	32,633	23,580	63,870	47,164
General and administrative(2)	21,498	19,791	44,946	37,243
Impairment and other	10,353	1,868	14,490	3,031
Gain on sale of property, net of tax	(43,267)	(46,788)	(93,765)	(76,459)
Gains on investments in equity and other securities, net	(1,504)	(524)	(1,295)	(612)
Other, net(3)	54,012	3,941	48,039	5,435
Management fee revenues	(15,976)	(3,448)	(29,918)	(6,823)
Losses from investments in unconsolidated joint ventures	5,482	2,030	10,620	6,185
NOI (total portfolio)	403,291	383,116	804,991	761,134
Non-Same Store NOI	(24,118)	(17,818)	(46,436)	(35,497)
NOI (Same Store portfolio)(4)	$379,173	$365,298	$758,555	$725,637

(1)Includes $1,674 and $1,442 of share-based compensation expense for the three months ended June 30, 2024 and 2023, respectively. Includes $3,272 and $3,402 of share-based compensation expense for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes $5,818 and $4,624 of share-based compensation expense for the three months ended June 30, 2024 and 2023, respectively. Includes $12,120 and $9,162 of share-based compensation expense for the six months ended June 30, 2024 and 2023, respectively.
(3)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 77,994 homes for the three and six months ended June 30, 2024.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following: non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; severance expense; casualty (gains) losses, net; and (gains) losses on investments in equity and other securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023
Net income available to common stockholders	$72,981	$137,698	$215,139	$257,769
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	207	166	399	337
Non-controlling interests	243	418	679	760
Depreciation and amortization on real estate assets	173,319	163,022	345,237	325,106
Impairment on depreciated real estate investments	—	81	60	259
Net gain on sale of previously depreciated investments in real estate	(43,267)	(46,788)	(93,765)	(76,459)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	3,497	2,193	6,016	4,314
FFO	206,980	256,790	473,765	512,086
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	8,905	7,182	18,122	16,314
Share-based compensation expense(2)	7,492	6,066	15,392	12,564
Legal settlements(3)	59,500	—	59,500	—
Severance expense	89	371	179	524
Casualty losses, net(1)	10,363	1,797	14,445	2,785
Gains on investments in equity and other securities, net	(1,504)	(524)	(1,295)	(612)
Core FFO	291,825	271,682	580,108	543,661
Recurring capital expenditures(1)	(46,635)	(36,400)	(83,757)	(73,693)
Adjusted FFO	$245,190	$235,282	$496,351	$469,968

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)	613,823,339	613,316,499	613,815,253	612,941,399

Net income per common share — diluted(4)(5)	$0.12	$0.22	$0.35	$0.42

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(4)(5)	616,061,403	615,384,953	616,024,305	614,961,840
FFO per common share — diluted(4)(5)	$0.34	$0.42	$0.77	$0.83
Core FFO per common share — diluted(4)(5)	$0.47	$0.44	$0.94	$0.88
AFFO per common share — diluted(4)(5)	$0.40	$0.38	$0.81	$0.76

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended June 30, 2024 and 2023, $1,674 and $1,442 was recorded in property management expense, respectively, and $5,818 and $4,624 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2024 and 2023, $3,272 and $3,402 was recorded in property management expense, respectively, and $12,120 and $9,162 was recorded in general and administrative expense, respectively.
(3)Includes a $22,000 accrual for a settlement that resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs, as well as a $37,500 accrual for an estimated probable loss with respect to an ongoing inquiry from the FTC.
(4)Incremental shares attributed to non-vested share-based awards totaling 1,194,581 and 1,362,152 for the three months ended June 30, 2024 and 2023, respectively, and 1,391,114 and 1,168,993 for the six months ended June 30, 2024 and 2023, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,447,702 and 1,567,414 for the three months ended June 30, 2024 and 2023, respectively, and 1,671,024 and 1,388,105 for the six months ended June 30, 2024 and 2023, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(5)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,984,943 and 1,863,192 for the three months ended June 30, 2024 and 2023, respectively, and 1,929,142 and 1,801,329 for the six months ended June 30, 2024 and 2023, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of June 30, 2024, our $3,858.9 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $633.9 million and Term Loan Facilities of $3,225.0 million. As of June 30, 2024, we had effectively converted 99.0% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at Adjusted SOFR plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in Adjusted SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.4 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreement, and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and six months ended June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS
For a discussion of our legal proceedings, see “Commitments and Contingencies — Legal and Other Matters” in Note 14 to the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q, which is incorporated by reference into this Item 1.

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
Date: July 25, 2024

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 25, 2024