Form 10-Q
period 2024-09-30
Invitation Homes Inc.
filed 2024-10-31
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2024
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of October 29, 2024, there were 612,605,478 shares of common stock, par value $0.01 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence, risks related to our indebtedness, risks related to the potential negative impact of unfavorable global and United States economic conditions (including inflation), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,888,815	$4,881,890
Building and improvements	17,121,848	16,670,006
	22,010,663	21,551,896
Less: accumulated depreciation	(4,726,032)	(4,262,682)
Investments in single-family residential properties, net	17,284,631	17,289,214
Cash and cash equivalents	1,027,199	700,618
Restricted cash	218,273	196,866
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	244,647	247,166
Other assets, net	599,891	528,896
Total assets	$19,632,848	$19,220,967

Liabilities:
Mortgage loans, net	$1,614,220	$1,627,256
Secured term loan, net	401,595	401,515
Unsecured notes, net	3,799,034	3,305,467
Term loan facilities, net	2,444,054	3,211,814
Revolving facility	750,000	—
Accounts payable and accrued expenses	398,894	200,590
Resident security deposits	180,484	180,455
Other liabilities	92,905	103,435
Total liabilities	9,681,186	9,030,532
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 612,605,478 and 611,958,239 outstanding as of September 30, 2024 and December 31, 2023, respectively	6,126	6,120
Additional paid-in capital	11,164,240	11,156,736
Accumulated deficit	(1,275,601)	(1,070,586)
Accumulated other comprehensive income	21,310	63,701
Total stockholders’ equity	9,916,075	10,155,971
Non-controlling interests	35,587	34,464
Total equity	9,951,662	10,190,435
Total liabilities and equity	$19,632,848	$19,220,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Rental revenues and other property income	$641,342	$614,291	$1,910,914	$1,797,730
Management fee revenues	18,980	3,404	48,898	10,227
Total revenues	660,322	617,695	1,959,812	1,807,957

Expenses:
Property operating and maintenance	242,228	229,488	706,809	651,793
Property management expense	34,382	23,399	98,252	70,563
General and administrative	21,727	22,714	66,673	59,957
Interest expense	91,060	86,736	270,912	243,408
Depreciation and amortization	180,479	170,696	532,414	501,128
Casualty losses, impairment, and other	20,872	2,496	35,362	5,527
Total expenses	590,748	535,529	1,710,422	1,532,376

Gains (losses) on investments in equity and other securities, net	(257)	(499)	1,038	113
Other, net	(9,345)	(2,533)	(57,384)	(7,968)
Gain on sale of property, net of tax	47,766	57,989	141,531	134,448
Losses from investments in unconsolidated joint ventures	(12,160)	(4,902)	(22,780)	(11,087)

Net income	95,578	132,221	311,795	391,087
Net income attributable to non-controlling interests	(309)	(403)	(988)	(1,163)

Net income attributable to common stockholders	95,269	131,818	310,807	389,924
Net income available to participating securities	(185)	(181)	(584)	(518)

Net income available to common stockholders — basic and diluted (Note 12)	$95,084	$131,637	$310,223	$389,406

Weighted average common shares outstanding — basic	612,674,802	612,000,811	612,508,300	611,849,302
Weighted average common shares outstanding — diluted	613,645,188	613,580,042	613,759,171	613,155,041

Net income per common share — basic	$0.16	$0.22	$0.51	$0.64
Net income per common share — diluted	$0.15	$0.21	$0.51	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$95,578	$132,221	$311,795	$391,087

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(21,587)	27,845	21,734	73,853
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(21,222)	(21,081)	(64,251)	(52,023)
Other comprehensive income (loss)	(42,809)	6,764	(42,517)	21,830
Comprehensive income	52,769	138,985	269,278	412,917
Comprehensive income attributable to non-controlling interests	(171)	(423)	(863)	(1,250)

Comprehensive income attributable to common stockholders	$52,598	$138,562	$268,415	$411,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2024
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2024	612,594,044	$6,126	$11,159,835	$(1,198,481)	$63,981	$10,031,461	$35,248	$10,066,709
Capital distributions	—	—	—	—	—	—	(580)	(580)
Net income	—	—	—	95,269	—	95,269	309	95,578
Dividends and dividend equivalents declared ($0.28 per share)	—	—	—	(172,389)	—	(172,389)	—	(172,389)
Issuance of common stock — settlement of RSUs, net of tax	11,434	—	(264)	—	—	(264)	—	(264)
Share-based compensation expense	—	—	4,669	—	—	4,669	748	5,417
Total other comprehensive loss	—	—	—	—	(42,671)	(42,671)	(138)	(42,809)
Balance as of September 30, 2024	612,605,478	$6,126	$11,164,240	$(1,275,601)	$21,310	$9,916,075	$35,587	$9,951,662

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	611,958,239	$6,120	$11,156,736	$(1,070,586)	$63,701	$10,155,971	$34,464	$10,190,435
Capital distributions	—	—	—	—	—	—	(2,144)	(2,144)
Net income	—	—	—	310,807	—	310,807	988	311,795
Dividends and dividend equivalents declared ($0.84 per share)	—	—	—	(515,822)	—	(515,822)	—	(515,822)
Issuance of common stock — settlement of RSUs, net of tax	639,739	6	(10,900)	—	—	(10,894)	—	(10,894)
Share-based compensation expense	—	—	18,324	—	—	18,324	2,485	20,809
Total other comprehensive loss	—	—	—	—	(42,392)	(42,392)	(125)	(42,517)
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of September 30, 2024	612,605,478	$6,126	$11,164,240	$(1,275,601)	$21,310	$9,916,075	$35,587	$9,951,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Nine Months Ended September 30, 2023
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2023	611,956,170	$6,120	$11,141,829	$(1,011,060)	$112,984	10,249,873	$32,835	$10,282,708
Capital distributions	—	—	—	—	—	—	(514)	(514)
Net income	—	—	—	131,818	—	131,818	403	132,221
Dividends and dividend equivalents declared ($0.26 per share)	—	—	—	(160,540)	—	(160,540)	—	(160,540)
Issuance of common stock — settlement of RSUs, net of tax	2,069	—	(22)	—	—	(22)	—	(22)
Share-based compensation expense	—	—	7,925	—	—	7,925	1,004	8,929
Total other comprehensive income	—	—	—	—	6,744	6,744	20	6,764
Balance as of September 30, 2023	611,958,239	$6,120	$11,149,732	$(1,039,782)	$119,728	$10,235,798	$33,748	$10,269,546

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	611,411,382	$6,114	$11,138,463	$(951,220)	$97,985	$10,291,342	$32,289	$10,323,631
Capital distributions	—	—	—	—	—	—	(1,860)	(1,860)
Net income	—	—	—	389,924	—	389,924	1,163	391,087
Dividends and dividend equivalents declared ($0.78 per share)	—	—	—	(478,486)	—	(478,486)	—	(478,486)
Issuance of common stock — settlement of RSUs, net of tax	546,857	6	(8,155)	—	—	(8,149)	—	(8,149)
Share-based compensation expense	—	—	19,424	—	—	19,424	2,069	21,493
Total other comprehensive income	—	—	—	—	21,743	21,743	87	21,830
Balance as of September 30, 2023	611,958,239	$6,120	$11,149,732	$(1,039,782)	$119,728	$10,235,798	$33,748	$10,269,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income	$311,795	$391,087

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	532,414	501,128
Share-based compensation expense	20,809	21,493
Amortization of deferred financing costs	13,410	12,003
Amortization of debt discounts	2,001	1,335
Provisions for impairment	330	342
Gains on investments in equity and other securities, net	(1,038)	(113)
Gain on sale of property, net of tax	(141,531)	(134,448)
Change in fair value of derivative instruments	7,167	7,011
Losses from investments in unconsolidated joint ventures, net of operating distributions	24,644	13,370
Other non-cash amounts included in net income	23,472	4,236
Changes in operating assets and liabilities:
Other assets, net	(33,325)	(19,466)
Accounts payable and accrued expenses	193,480	185,826
Resident security deposits	29	4,559
Other liabilities	(4,660)	31,181
Net cash provided by operating activities	948,997	1,019,544

Investing Activities:
Amounts deposited and held by others	(510)	5,212
Acquisition of single-family residential properties	(543,039)	(906,845)
Initial renovations to single-family residential properties	(22,830)	(18,980)
Other capital expenditures for single-family residential properties	(167,677)	(162,398)
Proceeds from sale of single-family residential properties	305,849	354,409
Repayment proceeds from retained debt securities	640	627
Investments in equity securities	(3,448)	(32,610)
Investments in unconsolidated joint ventures	(39,546)	(442)
Non-operating distributions from unconsolidated joint ventures	17,421	9,613
Other investing activities	(39,557)	(18,182)
Net cash used in investing activities	(492,697)	(769,596)

Financing Activities:
Payment of dividends and dividend equivalents	(516,649)	(478,841)
Distributions to non-controlling interests	(2,144)	(1,860)
Payment of taxes related to net share settlement of RSUs	(10,894)	(8,149)
Payments on mortgage loans	(14,774)	(15,196)
Payments on secured term loan	(83)	(234)
Proceeds from unsecured notes	494,275	790,144
Proceeds from term loan facilities	1,750,000	—
Payments on term loan facilities	(2,500,000)	—
Proceeds from revolving facility	750,000	150,000
Payments on revolving facility	—	(150,000)
Deferred financing costs paid	(54,270)	(7,741)
Other financing activities	(3,773)	(2,107)
Net cash provided by (used in) financing activities	(108,312)	276,016

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Change in cash, cash equivalents, and restricted cash	$347,988	$525,964
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	897,484	453,927
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$1,245,472	$979,891

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$247,592	$212,434
Interest capitalized as investments in single-family residential properties, net	1,732	1,779
Cash paid for income taxes	107	86
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,814	4,597
Financing cash flows from finance leases	2,633	2,101

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,978	$3,429
Accrued residential property capital improvements at period end	10,878	10,801
Transfer of residential property, net to other assets, net for held for sale assets	124,483	122,329
Change in other comprehensive income (loss) from cash flow hedges	(49,683)	14,860
ROU assets obtained in exchange for operating lease liabilities	14,408	72
ROU assets obtained in exchange for finance lease liabilities	8,508	2,057

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2024, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall unfavorable global and United States economic conditions (including inflation), high unemployment levels, uncertainty in financial markets (including as a result of events affecting financial institutions, such as bank failures), ongoing geopolitical tension, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our ability to acquire, dispose of, or effectively manage single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, bank failures, and other unfavorable global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard will be adopted upon its effective date for the year ended December 31, 2024 and interim periods thereafter. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
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
Recent SEC Rules
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. Subsequent to issuance, the rules became the subject of litigation. The SEC has issued a stay to allow the legal process to proceed and has indicated that it will publish a new effective date for the rules, if ultimately implemented, at the conclusion of the stay. Unless legal challenges to the rule prevail, this rule will require registrants to disclose certain climate-related information in registration statements and annual reports and includes revisions to Regulation S-X, which would apply to our financial statements. We are currently assessing the effect of these new rules on our condensed consolidated financial statements and disclosures.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2024	December 31, 2023
Land	$4,888,815	$4,881,890
Single-family residential property	16,412,255	15,977,256
Capital improvements	578,111	565,214
Equipment	131,482	127,536
Total gross investments in the properties	22,010,663	21,551,896
Less: accumulated depreciation	(4,726,032)	(4,262,682)
Investments in single-family residential properties, net	$17,284,631	$17,289,214

As of September 30, 2024 and December 31, 2023, the carrying amount of the residential properties above includes $138,338 and $135,004, respectively, of capitalized acquisition costs (excluding purchase price), along with $78,965 and $78,073, respectively, of capitalized interest, $31,505 and $30,531, respectively, of capitalized property taxes, $5,142 and $5,037, respectively, of capitalized insurance, and $3,735 and $3,691, respectively, of capitalized homeowners’ association (“HOA”) fees.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
During the three months ended September 30, 2024 and 2023, we recognized $176,174, and $167,921, respectively, of depreciation expense related to the components of the properties, and $4,305 and $2,775, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2024 and 2023, impairments totaling $270 and $83, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the nine months ended September 30, 2024 and 2023, we recognized $521,411, and $493,027, respectively, of depreciation expense related to the components of the properties, and $11,003 and $8,101, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2024 and 2023, impairments totaling $330 and $342, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,027,199	$700,618
Restricted cash	218,273	196,866
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$1,245,472	$897,484
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The balances of our restricted cash accounts, as of September 30, 2024 and December 31, 2023, are set forth in the table below. As of September 30, 2024 and December 31, 2023, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	September 30, 2024	December 31, 2023
Resident security deposits	$180,577	$181,097
Property taxes	20,525	2,014
Collections	11,467	8,278
Letters of credit	2,716	2,489
Capital expenditures	2,297	2,297
Special and other reserves	691	691
Total	$218,273	$196,866
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of September 30, 2024 and December 31, 2023:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Pathway Property Company(1)	100.0%	582	504	$106,565	$120,639
2020 Rockpoint JV(1)	20.0%	2,606	2,609	46,129	62,578
Upward America JV(2)	7.2%	3,720	N/A	37,324	—
FNMA(3)	10.0%	392	426	23,820	32,303
Pathway Operating Company(4)	15.0%	N/A	N/A	20,735	21,008
2022 Rockpoint JV(1)	16.7%	319	309	10,074	10,638
Total				$244,647	$247,166

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Owns homes within the Western United States.
(4)Represents an investment in an operating company that provides a technology platform and asset management services.
In November 2021, we entered into agreements with Pathway Homes and its affiliates, among others, to form a joint venture that will provide unique opportunities for customers to identify a home whereby they are able to first lease and then, if they choose, purchase the home in the future. We have fully funded our capital commitment to the operating company (“Pathway Operating Company”) which provides the technology platform and asset management services for the entity that owns and leases the homes (“Pathway Property Company”). Pathway Homes and its affiliates are responsible for the operations and management of Pathway Operating Company, and we do not have a controlling interest in Pathway Operating Company. As of September 30, 2024, we have funded $136,700 to Pathway Property Company, and our remaining equity commitment is $88,300. A wholly owned subsidiary of INVH LP provides property management and renovation oversight services for and earns fees from Pathway Property Company. As the asset manager, Pathway Operating Company is responsible for the operations and management of Pathway Property Company, and we do not have a controlling interest in Pathway Property Company.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
In October 2020, we entered into an agreement with Rockpoint Group, L.L.C. (“Rockpoint”) to form a joint venture that will acquire homes in markets where we already own homes (the “2020 Rockpoint JV”). The joint venture is funded with a combination of debt and equity, including a recent securitization transaction undertaken by a special purpose subsidiary of the 2020 Rockpoint JV. We have fully funded our capital commitment to the 2020 Rockpoint JV. The administrative member of the 2020 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2020 Rockpoint JV.
In April 2024, we entered into an agreement with Upward America Venture LP (“UA Venture”) to form a joint venture that will own homes in markets where we already own homes (the “Upward America JV”). Management of the Upward America JV is exclusively vested in a wholly owned subsidiary of UA Venture that serves as the general partner of the Upward America JV. In August 2024, a wholly owned subsidiary of INVH LP began providing property and asset management services for the 3,720 Upward America JV homes in which we own an interest and approximately 700 additional homes owned by the Upward America JV.
We acquired our interest in the joint venture with the Federal National Mortgage Association (“FNMA”) via the SWH merger. The managing member of the FNMA joint venture is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to FNMA’s approval of major decisions. We earn property and asset management fees from the FNMA joint venture.
In March 2022, we entered into a second agreement with Rockpoint to form a joint venture that will acquire homes in premium locations and at higher price points relative to our other investments in single-family residential properties (the “2022 Rockpoint JV”). As of September 30, 2024, we have funded $10,692 to the 2022 Rockpoint JV, and our remaining equity commitment is $39,308. The joint venture is funded with a combination of debt and equity, and we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the joint venture’s financing. The administrative member of the 2022 Rockpoint JV is a wholly owned subsidiary of INVH LP and is responsible for the operations and management of the properties, subject to Rockpoint’s approval of major decisions. We earn property and asset management fees from the 2022 Rockpoint JV.
We recorded net losses from these investments for the three months ended September 30, 2024 and 2023, totaling $12,160 and $4,902, respectively, and for the nine months ended September 30, 2024 and 2023, totaling $22,780 and $11,087, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
The fees earned from our joint ventures (as described above) are related party transactions. For the three months ended September 30, 2024 and 2023, we earned $4,580 and $3,404, respectively, and for the nine months ended September 30, 2024 and 2023, we earned $11,686 and $10,227, respectively, of management fees which are included in management fee revenues in the condensed consolidated statements of operations. (See Note 6 for additional information regarding total management fee revenues.)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 6—Other Assets
As of September 30, 2024 and December 31, 2023, the balances in other assets, net are as follows:

	September 30, 2024	December 31, 2023
Amounts deposited and held by others	$115,337	$92,151
Investments in debt securities, net	86,095	86,471
Rent and other receivables, net	68,400	60,810
Investments in equity and other securities	58,841	55,991
Held for sale assets(1)	57,723	46,203
Prepaid expenses	46,815	47,770
Corporate fixed assets, net	38,479	31,474
ROU lease assets — operating and finance, net	30,301	13,532
Derivative instruments (Note 8)	27,063	75,488
Deferred financing costs, net	25,264	2,972
Other	45,573	16,034
Total	$599,891	$528,896

(1)As of September 30, 2024 and December 31, 2023, 269 and 189 properties, respectively, are classified as held for sale.
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $86,095, net of unamortized discounts of $968 as of September 30, 2024. These investments in debt securities are classified as held to maturity investments. As of September 30, 2024, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature over the next three months to three years.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended September 30, 2024 and 2023, rental revenues and other property income includes $43,347 and $41,301 of variable lease payments, respectively. For the nine months ended September 30, 2024 and 2023, rental revenues and other property income includes $125,269 and $113,875 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of September 30, 2024 are as follows:

Year	Lease Payments to be Received
Remainder of 2024	$545,351
2025	1,079,114
2026	151,497
2027	—
2028	—
Thereafter	—
Total	$1,775,962
Management fee revenues and the corresponding receivables are related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). Our services include resident support, maintenance, marketing, and administrative functions. Revenues are recognized as performance obligations are satisfied in accordance with the underlying agreements, and the performance obligation is the management of the homes, entities, or other defined tasks. While the performance obligations associated with base management fees can vary from day to day, the nature of the overall performance obligation to provide management services is the same and considered by us to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation. As of September 30, 2024 and 2023, we provided property and asset management services for 25,535 and 3,656 homes, respectively, of which 7,619 and 3,656 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended September 30, 2024 and 2023, we earned management fees totaling $18,980 and $3,404, respectively. For the nine months ended September 30, 2024 and 2023, we earned management fees totaling $48,898 and $10,227, respectively. These revenues are included in management fee revenues in the condensed consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of September 30, 2024 and December 31, 2023, the values of our investments in equity and other securities are as follows:

	September 30, 2024	December 31, 2023
Investments without a readily determinable fair value	$58,134	$54,686
Investments with a readily determinable fair value	707	1,305
Total	$58,841	$55,991

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of gains (losses) on investments in equity and other securities, net as of three and nine months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net gains recognized on investments sold during the reporting period	$12	$—	$1,635	$—
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(269)	(499)	(597)	113
Total	$(257)	$(499)	$1,038	$113
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$20,865	$9,436	$9,236	$4,296
Other liabilities (Note 14)	22,762	9,068	11,097	3,796
Weighted average remaining lease term	7.5 years	3.3 years	3.3 years	2.9 years
Weighted average discount rate	5.5%	6.0%	3.6%	5.2%
Deferred Financing Costs, net
In connection with the new Revolving Facility (as defined in Note 7), we incurred $25,567 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. The deferred financing costs as of December 31, 2023 were incurred in connection with a previous revolving facility that was replaced by the new Revolving Facility during the third quarter of 2024 (see Note 7). As of September 30, 2024 and December 31, 2023, the unamortized balances of these deferred financing costs are $25,264 and $2,972, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our mortgage loan indebtedness as of September 30, 2024 and December 31, 2023:

						Outstanding Principal Balance(1)
	Origination Date	Maturity Date(2)	Maturity Date if Fully Extended(3)	Interest Rate(4)	Range of Spreads(5)	September 30, 2024	December 31, 2023
IH 2017-1(6)	April 28, 2017	June 9, 2027	June 9, 2027	4.23%	N/A	$988,913	$990,555
IH 2018-4(7)(8)	November 7, 2018	January 9, 2025	January 9, 2026	6.19%	115-145 bps	630,162	643,030
Total Securitizations						1,619,075	1,633,585
Less: deferred financing costs, net						(4,855)	(6,329)
Total						$1,614,220	$1,627,256

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)Represents the maturity dates for all extension options that have been exercised for the mortgage loans.
(3)Represents the maturity date if we exercise each of the remaining one year extension options available, which are subject to certain conditions being met.
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. The interest rate for IH 2018-4 is based on the weighted average spread over a published forward-looking Secured Overnight Financing Rate (“SOFR”) for the interest period relevant to such borrower (“Term SOFR”) adjusted for an 0.11% credit spread adjustment. As of September 30, 2024, Term SOFR was 4.85%.
(5)Range of spreads is based on outstanding principal balances as of September 30, 2024.
(6)Net of unamortized discount of $968 and $1,232 as of September 30, 2024 and December 31, 2023, respectively.
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
(8)On October 2, 2024, we provided the lender a revocable notification of our intention to make a voluntary prepayment of the then-outstanding balance of IH 2018-4 on November 8, 2024, which will result in a release of the loan’s collateral of 4,905 homes with a gross book value of $1,295,021 as of September 30, 2024 (see Note 15).
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
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of September 30, 2024 and December 31, 2023, a total of 10,503 and 10,581 homes, respectively, with a gross book value of $2,346,513 and $2,348,044, respectively, and a net book value of $1,720,761 and $1,779,169, respectively, are pledged pursuant to the mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.

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
The retained certificates, net of discount, total $86,095 and $86,471 as of September 30, 2024 and December 31, 2023, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the nine months ended September 30, 2024 and 2023, we made voluntary and mandatory prepayments of $14,774 and $15,196, respectively, under the terms of the mortgage loan agreements.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of September 30, 2024 and December 31, 2023:

	Maturity Date	Interest Rate(1)	September 30, 2024	December 31, 2023
Secured Term Loan	June 9, 2031	3.59%	$403,046	$403,129
Deferred financing costs, net			(1,451)	(1,614)
Secured Term Loan, net			$401,595	$401,515

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
Collateral
As of September 30, 2024 and December 31, 2023, the Secured Term Loan’s collateral pool contains 3,331 and 3,332 homes, respectively, with a gross book value of $843,456 and $828,570, respectively, and a net book value of $667,655 and $675,075, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.

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
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the nine months ended September 30, 2024 and 2023, we made mandatory prepayments of $83 and $234, respectively, under the terms of the Secured Term Loan agreement.
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
The following table sets forth a summary of our Unsecured Notes as of September 30, 2024 and December 31, 2023:

	Interest Rate(1)	September 30, 2024	December 31, 2023
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,825,868	$3,329,856
Deferred financing costs, net		(26,834)	(24,389)
Total		$3,799,034	$3,305,467

(1)Represents the range of contractual rates in place as of September 30, 2024.
(2)Net of unamortized discount of $24,132 and $20,144 as of September 30, 2024 and December 31, 2023. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
The following activity occurred during the nine months ended September 30, 2024 and 2023 with respect to the Unsecured Notes:
•On September 26, 2024, in a public offering under our shelf registration statement, we issued $500,000 aggregate principal amount of 4.88% Senior Notes which mature on February 1, 2035.

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
Term Loan Facilities and Revolving Facility
On September 9, 2024, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility (the “Credit Facility”). The Credit Facility provides $3,500,000 of borrowing capacity and consists of a $1,750,000 revolving facility (the “Revolving Facility”) and a $1,750,000 term loan facility (the “2024 Term Loan Facility”), both of which mature on September 9, 2028, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the 2024 Term Loan Facility such that the aggregate amount does not exceed $4,000,000 at any time), subject to certain limitations.
The Credit Facility replaced a credit facility that consisted of a $1,000,000 revolving credit facility (the “2020 Revolving Facility”) and a $2,500,000 term loan facility (the “2020 Term Loan Facility,” and together with the 2020 Revolving Facility, the “2020 Credit Facility”). The terms and conditions of the Credit Facility are consistent with those of the 2020 Credit Facility except as otherwise noted below.
Proceeds from the 2024 Term Loan Facility, a $750,000 borrowing on the Revolving Facility on the date of effectiveness of the Credit Facility, and excess cash on hand were used to fully repay the 2020 Term Loan Facility and to pay costs associated with the transaction. Future proceeds from the Revolving Facility are expected to be used for general corporate purposes.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans (as amended on September 9, 2024, the “2022 Term Loan Facility,” and together with the 2024 Term Loan Facility and the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provided $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and delayed draw term loans totaling $575,000 (the “Delayed Draw Term Loans”) which were fully drawn on December 8, 2022. The Initial Term Loan and the Delayed Draw Term Loans (together, the “2022 Term Loans”) mature on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations.
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of September 30, 2024 and December 31, 2023:

	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
2020 Term Loan Facility(1)	September 9, 2024	N/A	$—	$2,500,000
2024 Term Loan Facility(2)(3)	September 9, 2028	5.80%	1,750,000	—
2022 Term Loan Facility(4)	June 22, 2029	6.10%	725,000	725,000
Total Term Loan Facilities			2,475,000	3,225,000
Less: deferred financing costs, net			(30,946)	(13,186)
Term Loan Facilities, net			$2,444,054	$3,211,814

Revolving Facility(2)(3)	September 9, 2028	5.73%	$750,000	$—

(1)Maturity date represents repayment date.
(2)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of September 30, 2024, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 4.85%.
(3)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(4)Interest rate for the 2022 Term Loan Facility is based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus the applicable margin. As of September 30, 2024, the applicable margin was 1.15%, and Term SOFR was 4.85%.
Interest Rate and Fees
Borrowings under the Credit Facility bear interest, at our option, at a rate equal to a margin over either (a) Term SOFR for the interest period relevant to such borrowing, (b) a daily SOFR rate calculated without considering accrued interest, or (c) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, (3) the Term SOFR rate that would be payable on such day for a Term SOFR loan with a one-month interest period plus 1.00%, and (4) 1.00%.
As a result of an April 18, 2023 amendment to the 2020 Credit Facility, borrowings thereunder bore interest, at our option, at a rate equal to (a) a Term SOFR rate determined by reference to the forward-looking SOFR rate published by Reuters (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing plus 0.10% credit spread adjustment or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, (3) the Term SOFR rate that would be payable on such day for a Term SOFR rate loan with a one month interest period plus 1.00%, and (4) 1.00%.
Prior to the April 18, 2023 amendment to the 2020 Credit Facility, borrowings thereunder bore interest, at our option, at a rate equal to a margin over either (a) a LIBOR rate determined by reference to the Bloomberg LIBOR rate (or a comparable or successor rate as provided for in our loan agreement) for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) the LIBOR rate that would be payable on such day for a LIBOR rate loan with a one month interest period plus 1.00%.

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
The margins for the Term Loan Facilities, the Revolving Facility, and the 2020 Revolving Facility are as follows:

	Base Rate Loans			Adjusted SOFR Rate Loans
2024 Term Loan Facility	0.00%	—	0.60%	0.75%	—	1.60%
2020 Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%
2022 Term Loan Facility	0.15%	—	1.20%	1.15%	—	2.20%
Revolving Facility	0.00%	—	0.40%	0.70%	—	1.40%
2020 Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%
The 2022 Term Loan Facility includes a sustainability component whereby pricing can improve upon our achievement of certain sustainability ratings, determined via an independent third-party evaluation.
In addition to paying interest on outstanding principal, we are required to pay certain facility and unused commitment fees. Under the Credit Facility, we are required to pay a facility fee ranging from 0.10% to 0.30%. We are also required to pay customary letter of credit fees.
Prepayments and Amortization
No principal reductions are required under the Credit Facility or the 2022 Term Loan Facility. We are permitted to voluntarily repay amounts outstanding under the 2024 Term Loan Facility at any time without premium or penalty, subject to certain minimum amounts and the payment of customary “breakage” costs with respect to Term SOFR loans. After June 22, 2024, we are also permitted to voluntarily repay amounts outstanding under the 2022 Term Loan Facility without premium or penalty. Once repaid, no further borrowings will be permitted under the Term Loan Facilities.
Loan Covenants
The Credit Facility and the 2022 Term Loan Facility contain certain customary affirmative and negative covenants and events of default. Such covenants will, among other things, restrict, subject to certain exceptions, our ability and that of our subsidiaries to (i) engage in certain mergers, consolidations, or liquidations, (ii) sell, lease, or transfer all or substantially all of our respective assets, (iii) engage in certain transactions with affiliates, (iv) make changes to our fiscal year, (v) make changes in the nature of our business and our subsidiaries, and (vi) enter into certain burdensome agreements.
The Credit Facility and the 2022 Term Loan Facility also require us, on a consolidated basis with our subsidiaries, to maintain a (i) maximum total leverage ratio, (ii) maximum secured leverage ratio, (iii) maximum unencumbered leverage ratio, (iv) minimum fixed charge coverage ratio, and (v) minimum unsecured interest coverage ratio. If an event of default occurs, the lenders under the Credit Facility and the 2022 Term Loan Facility are entitled to take various actions, including the acceleration of amounts due thereunder. On September 9, 2024, we amended the 2022 Term Loan Facility to change the definition of “Total Asset Value” to conform with the new Credit Facility and to remove the “Maximum Secured Leverage Ratio” financial covenant.
Guarantees
The obligations under the Credit Facility and the 2022 Term Loan Facility are guaranteed on a joint and several basis by INVH and two of its wholly owned subsidiaries, the General Partner and IH Merger Sub. On September 17, 2021, the obligations under the 2020 Credit Facility became guaranteed pursuant to a similar parent guaranty agreement with INVH, the General Partner, and IH Merger Sub.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2024:

Year	Mortgage Loans(1)	Secured Term Loan	Unsecured Notes	Term Loan Facilities(2)	Revolving Facility(2)(3)	Total
2024	$—	$—	$—	$—	$—	$—
2025	630,162	—	—	—	—	630,162
2026	—	—	—	—	—	—
2027	989,881	—	—	—	—	989,881
2028	—	—	750,000	1,750,000	750,000	3,250,000
Thereafter	—	403,046	3,100,000	725,000	—	4,228,046
Total	1,620,043	403,046	3,850,000	2,475,000	750,000	9,098,089
Less: deferred financing costs, net	(4,855)	(1,451)	(26,834)	(30,946)	—	(64,086)
Less: unamortized debt discount	(968)	—	(24,132)	—	—	(25,100)
Total	$1,614,220	$401,595	$3,799,034	$2,444,054	$750,000	$9,008,903

(1)The maturity dates of the obligations are reflective of all extensions that have been exercised as of September 30, 2024. If fully extended, we would have no mortgage loans maturing before 2026. Such extensions are available provided there is no continuing event of default under the respective mortgage loan agreement and the Borrower Entity obtains and delivers to the lender a replacement interest rate cap agreement from an approved counterparty within the required timeframe. On October 2, 2024, we provided the lender a revocable notification of our intention to make a voluntary prepayment of the then-outstanding balance of IH 2018-4 on November 8, 2024, which will result in a release of the loan’s collateral of 4,905 homes with a gross book value of $1,295,021 as of September 30, 2024 (see Note 15).
(2)If we exercise the two six month extension options, the maturity date for the 2024 Term Loan Facility and the Revolving Facility will be September 9, 2029.
(3)Deferred financing costs related to the Revolving Facility are classified in other assets, net (see Note 6).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The table below summarizes our interest rate swap instruments as of September 30, 2024:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 18, 2023	March 31, 2023	January 31, 2025	2.80%	One month Term SOFR	$400,000
April 18, 2023	March 31, 2023	November 30, 2024	2.83%	One month Term SOFR	400,000
April 18, 2023	April 15, 2023	November 30, 2024	2.78%	One month Term SOFR	400,000
September 25, 2024(1)	April 15, 2023	December 31, 2024	2.79%	One month Term SOFR	400,000
April 18, 2023	April 15, 2023	June 9, 2025	2.94%	One month Term SOFR	325,000
September 25, 2024(1)	April 15, 2023	December 31, 2024	2.95%	One month Term SOFR	595,000
September 25, 2024(1)	April 15, 2023	December 31, 2024	2.83%	One month Term SOFR	1,100,000
April 18, 2023	April 15, 2023	July 31, 2025	3.08%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2028	1.93%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2029	3.12%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 23, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	200,000
September 20, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	200,000
September 20, 2024	December 31, 2024	May 31, 2028	3.14%	One month Term SOFR	200,000
March 22, 2023	July 9, 2025	May 31, 2029	2.99%	One month Term SOFR	300,000

(1)Represents the date the interest rate swap agreement was amended to modify the maturity date.

During the nine months ended September 30, 2024, we entered into certain new interest rate swap agreements and terminated others resulting in a net payment to the counterparties of $1,140. There were no such terminations during the nine months ended September 30, 2023.
During the nine months ended September 30, 2024 and 2023, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $24,129 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into or acquired and maintain interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders. To the extent that the maturity date of a mortgage loan is extended through an exercise of one or more extension options, a replacement or extension interest rate cap agreement must be executed with terms similar to those associated with the initial interest rate cap agreement and strike prices equal to the greater of the interest rate cap strike price and the interest rate at which the debt service coverage ratio (as defined) is not less than 1.2 to 1.0. The interest rate cap agreement, including all of our rights to payments owed by the counterparties and all other rights, has been pledged as additional collateral for the mortgage loan. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps are intended to offset each other. As of September 30, 2024, the remaining interest rate cap has a strike price of 8.95%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2024	December 31, 2023	Balance Sheet Location	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$27,063	$75,487	Other liabilities	$118	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	1	Other liabilities	—	—
Total		$27,063	$75,488		$118	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2024 and December 31, 2023:

	September 30, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$27,063	$—	$27,063	$(44)	$—	$27,019
Offsetting liabilities:
Derivatives	$(118)	$—	$(118)	$44	$—	$(74)

	December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,488	$—	$75,488	$—	$—	$75,488
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023		2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(21,587)	$27,845	Interest expense	$21,222	$21,081	$91,060	$86,736

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended September 30,
		2024	2023
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$1
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	Amount of Gain Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023		2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$21,734	$73,853	Interest expense	$64,251	$52,023	$270,912	$243,408

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Nine Months Ended September 30,
		2024	2023
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$1	$41
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of September 30, 2024, the fair value of certain derivatives in a net liability position was $118. If we had breached any of these provisions at September 30, 2024, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $193.
Note 9—Stockholders’ Equity
As of September 30, 2024 we have issued 612,605,478 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of September 30, 2024, 1,979,009 outstanding OP Units are redeemable.
During the three and nine months ended September 30, 2024, we issued 11,434 and 647,239, shares of common stock, respectively. During the three and nine months ended September 30, 2023, we issued 2,069 and 546,857 shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and nine months ended September 30, 2024 and 2023, we did not sell any shares of common stock under the ATM Equity Program. As of September 30, 2024, $1,150,000 remains available for future offerings under the ATM Equity Program.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table summarizes our dividends paid from January 1, 2023 through September 30, 2024:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q3-2024	June 27, 2024	$0.28	July 19, 2024	$172,389
Q2-2024	March 28, 2024	0.28	April 19, 2024	171,712
Q1-2024	December 27, 2023	0.28	January 19, 2024	171,721
Q4-2023	November 7, 2023	0.26	November 22, 2023	160,350
Q3-2023	August 8, 2023	0.26	August 25, 2023	160,540
Q2-2023	May 10, 2023	0.26	May 26, 2023	159,493
Q1-2023	February 14, 2023	0.26	February 28, 2023	158,453
On September 9, 2024, our board of directors declared a dividend of $0.28 (actual $) per share to stockholders of record on September 26, 2024, resulting in a $171,485 dividend payment on October 18, 2024.
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
Our share-based awards consist of restricted stock units (“RSUs”), which may be time vesting, performance based vesting, or market based vesting, and Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per share (“EPS”) purposes, and performance and market based RSUs (“PRSUs”) and Outperformance Awards are not. For a detailed discussion of RSUs and PRSUs issued prior to January 1, 2024, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.
Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2024.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the nine months ended September 30, 2024, we granted 810,615 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the nine months ended September 30, 2024, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 193,615 shares of common stock. Such awards are reflected as an increase in the number of awards granted and vested in the table below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Other Award Activity
•Director Awards: During the nine months ended September 30, 2024, we granted 47,970 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2025 annual stockholders meeting, subject to continued service on the board of directors through such date.
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, 25% vested on March 31, 2023, and the remaining 25% vested on March 31, 2024. The estimated fair value of 2019 Outperformance Awards that fully vested during the nine months ended September 30, 2024 was an aggregate $2,808. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value was amortized ratably over each vesting period.
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs and OP Units (the “2022 Outperformance Awards” and together with the 2019 Outperformance Awards, the “Outperformance Awards”). The 2022 Outperformance Awards may be earned based on the achievement of rigorous absolute TSR and relative TSR return thresholds over a three year performance period ending March 31, 2025. The 2022 Outperformance Awards provide that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date was calculated consistent with the award terms. To the extent performance through the Interim Measurement Date resulted in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amount is guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. As of the Interim Measurement Date, the relative TSR component of the 2022 Outperformance Awards was calculated at maximum achievement, while the absolute TSR component was below threshold. As such, overall performance as of the Interim Measurement Date results in a 50% payout of the 2022 Outperformance Awards, or a guaranteed minimum payout of 25%, provided that certain minimum levels of relative TSR are achieved for the full performance period.
The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. As of September 30, 2024, 2022 Outperformance Awards with an approximate aggregate $17,400 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the nine months ended September 30, 2024:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2023	610,719	$33.44	1,364,942	$31.48	1,975,661	$32.09
Granted	313,138	34.71	739,062	34.24	1,052,200	34.38
Vested(2)	(268,193)	(32.69)	(625,315)	(28.84)	(893,508)	(30.00)
Forfeited / canceled	(20,132)	(35.67)	(13,029)	(30.80)	(33,161)	(33.76)
Balance, September 30, 2024	635,532	$34.32	1,465,660	$34.01	2,101,192	$34.10

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the nine months ended September 30, 2024 was $28,207. During the nine months ended September 30, 2024, 112 RSUs were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the nine months ended September 30, 2024:

For the Nine Months Ended September 30, 2024
Expected volatility(1)	20.7% — 24.6%
Risk-free rate	4.25%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2024 and 2023, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$4,104	$7,099	$16,224	$16,261
Property management expense	1,313	1,830	4,585	5,232
Total	$5,417	$8,929	$20,809	$21,493
As of September 30, 2024, there is $32,441 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.69 years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of our interest rate caps and swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate caps and swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of September 30, 2024 and December 31, 2023, refer to Note 6.
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$86,095	$85,317	$86,471	$84,591

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,525,868	$3,325,906	$3,029,856	$2,725,884
Mortgage loans(3)	Level 2	1,619,075	1,587,538	1,633,585	1,576,813
Unsecured Notes — private placement(4)	Level 2	300,000	259,118	300,000	245,766
Secured Term Loan(5)	Level 3	403,046	376,277	403,129	369,402
Term Loan Facilities(6)	Level 3	2,475,000	2,488,476	3,225,000	3,230,747
Revolving Facility(7)	Level 3	750,000	757,271	—	—

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $24,132 and $20,144 of unamortized discount and excludes $25,783 and $23,211 of deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.
(3)The carrying values of the mortgage loans include $968 and $1,232 of unamortized discount and exclude $4,855 and $6,329 of deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,051 and $1,178 of deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,451 and $1,614 of deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.
(6)The carrying values of the Term Loan Facilities exclude $30,946 and $13,186 of deferred financing costs as of September 30, 2024 and December 31, 2023, respectively.
(7)The carrying value of the Revolving Facility excludes deferred financing costs which are classified in other assets, net (see Note 6).

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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of September 30, 2024:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$376,277	Discounted Cash Flow	Effective Rate	4.75%
Term Loan Facilities	2,488,476	Discounted Cash Flow	Effective Rate	4.24%	—	6.06%
Revolving Facility	757,271	Discounted Cash Flow	Effective Rate	4.16%	—	5.69%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$998	$567	$1,411	$1,606
Total impairments	(270)	(83)	(330)	(342)
Fair value	$728	$484	$1,081	$1,264

We did not record any impairments for our investments in single-family residential properties, net held for use during the three and nine months ended September 30, 2024 and 2023. For additional information related to our single-family residential properties as of September 30, 2024 and December 31, 2023, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$95,084	$131,637	$310,223	$389,406

Denominator:
Weighted average common shares outstanding — basic	612,674,802	612,000,811	612,508,300	611,849,302
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	970,386	1,579,231	1,250,871	1,305,739
Weighted average common shares outstanding — diluted	613,645,188	613,580,042	613,759,171	613,155,041

Net income per common share — basic	$0.16	$0.22	$0.51	$0.64
Net income per common share — diluted	$0.15	$0.21	$0.51	$0.64
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, incremental shares attributed to non-vested share-based awards are excluded from the denominator. Anti-dilutive shares total 236,918 and 12,501 for the three months ended September 30, 2024 and 2023, respectively, and 116,791 and 4,167 for the nine months ended September 30, 2024 and 2023, respectively.
For the three and nine months ended September 30, 2024 and 2023, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of September 30, 2024 and December 31, 2023, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of September 30, 2024, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2024	$1,169	$830
2025	4,402	3,072
2026	4,106	2,981
2027	3,655	2,501
2028	2,909	642
Thereafter	13,070	—
Total lease payments	29,311	10,026
Less: imputed interest	(6,549)	(958)
Total lease liability	$22,762	$9,068
The components of lease expense for the three and nine months ended September 30, 2024 and 2023 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost:
Fixed lease cost	$1,209	$793	$3,052	$2,514
Variable lease cost	348	444	1,190	1,174
Total operating lease cost	$1,557	$1,237	$4,242	$3,688

Finance lease cost:
Amortization of ROU assets	$1,304	$717	$3,100	$2,011
Interest on lease liabilities	154	106	438	247
Total finance lease cost	$1,458	$823	$3,538	$2,258

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,243 homes over the next four years. Remaining commitments under these agreements total approximately $670,000 as of September 30, 2024.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2024, there are no material contingent liabilities related to uninsured losses with respect to our properties, except as noted below.

Hurricane-Related Losses
During the third quarter of 2024, Hurricanes Beryl, Debby, and Helene damaged certain of our properties in Texas, Florida, Atlanta, and the Carolinas. We estimate that our homes incurred approximately $14,000 of hurricane damage, net of estimated insurance recoveries, which has been expensed as casualty losses, impairment, and other on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Remaining unpaid estimated costs totaling $11,400 are reflected in accounts payable and accrued expenses on our condensed consolidated balance sheet as of September 30, 2024.
On October 9, 2024, Hurricane Milton made landfall and damaged certain of our Florida properties. We estimate that our homes incurred approximately $37,500 of hurricane damage.
Legal and Other Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business as well as congressional and regulatory inquiries and engagements. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our condensed consolidated financial statements, except as noted below.
In August 2021, the Federal Trade Commission (“FTC”) began investigating certain of our business practices. The inquiry related primarily to how we conduct our business generally and how business was conducted during the COVID-19 pandemic specifically. After fully cooperating with the inquiry and extensive negotiations with the FTC, we entered into a stipulated proposed order with the FTC, resolving all aspects of the inquiry without any admission of liability, which became final on September 27, 2024. Pursuant to the stipulated order, we funded $48,000 of monetary relief, with no civil penalties, to an escrow account during the three months ended September 30, 2024, and the funds were released to the FTC in October 2024. The full amount of the monetary relief and other costs associated therewith are included in other, net on our condensed consolidated statements of operations.
In July 2024, we entered into an agreement which completely resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., fully releasing INVH without any admission of liability. Pursuant to the settlement agreement, we funded $19,993 to an escrow account during the three months ended September 30, 2024, and the funds were released to the plaintiffs in October 2024. The full settlement amount and other costs associated therewith are included in other, net on our condensed consolidated statements of operations.
Note 15—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2024, for potential recognition or disclosure.
Dividend Payment
On September 9, 2024, our board of directors declared a dividend of $0.28 (actual $) per share to stockholders of record on September 26, 2024, resulting in a $171,485 dividend payment on October 18, 2024.
Hurricane-Related Losses
On October 9, 2024, Hurricane Milton made landfall and damaged certain of our Florida properties. We estimate that our homes incurred approximately $37,500 of hurricane damage.
Release of Collateral
On October 2, 2024, we provided the lender a revocable notification of our intention to make a voluntary prepayment of the then-outstanding balance of IH 2018-4 on November 8, 2024, which will result in a release of the loan’s collateral of 4,905 homes with a gross book value of $1,295,021 as of September 30, 2024 (see Note 7).

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of September 30, 2024, we own approximately 85,000 homes for lease which are located primarily in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
We also provide comprehensive asset and property management services to portfolio owners of single-family rental homes on a contractual basis. Our services include resident support, maintenance, marketing, and administrative functions. As of September 30, 2024, we provided property and asset management services for 25,535 homes, of which 7,619 homes were owned by our unconsolidated joint ventures.
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

Impact of Macroeconomic Trends
Continuing unfavorable global and United States economic conditions (including inflation), high unemployment levels, uncertainty in financial markets (including as a result of events affecting financial institutions, such as bank failures), ongoing geopolitical tension, and a general decline in business activity and/or consumer confidence could adversely affect (i) our ability to acquire, dispose of, or effectively manage single-family homes, (ii) our access to financial markets on attractive terms, or at all, and (iii) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, bank failures, and other unfavorable global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other economic factors. For example, we have experienced and continue to expect higher levels of bad debt expense compared to pre-COVID averages, as it continues to take longer to address residents who are not current with their rent.
For further discussion of risks related to general economic conditions, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business Environment and Industry — Our operating results are subject to general economic conditions and risks associated with our real estate assets” of our Annual Report on Form 10-K.
Climate Change
Consequences of global climate change range from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to disrupt our business as well as negatively affect our suppliers, contractors, and residents. Experiencing or addressing the various physical, regulatory, and transition risks from climate change may significantly reduce our revenues and profitability or cause us to generate losses. Government authorities and various interest groups are promoting laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes. In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. The SEC has indicated that it will publish a new effective date for the rules, if ultimately implemented, at the conclusion of the stay. These rules will be applied prospectively. We are currently assessing the effect of new rules on our condensed consolidated financial statements and related disclosures. Additionally, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. Unless legal challenges to the foregoing new rules prevail or they are otherwise modified prior to effective dates or the effective dates are delayed, we will become subject to the rules as adopted, and they could significantly increase compliance burdens and associated regulatory costs and complexity.
These and future laws and regulations or any changed interpretation of existing laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. Incorporating greater resource efficiency into our homes, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions, or undertaken to satisfy demand from increasingly environmentally conscious residents or to meet our own sustainability goals, could raise our costs to maintain our homes. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our homes’ resource efficiency can make them less attractive to municipalities and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions. Additionally, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors. If we fail to manage transition risks effectively, our profitability and cash flow could suffer.

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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2024 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,405	96.4%	$3,103	$1.82	11.2%
Northern California	4,221	97.5%	2,737	1.73	5.8%
Seattle	4,007	97.1%	2,874	1.50	5.8%
Phoenix	9,258	96.6%	2,055	1.21	9.6%
Las Vegas	3,411	96.4%	2,198	1.12	3.8%
Denver	2,734	96.9%	2,560	1.39	3.4%
Western United States Subtotal	31,036	96.7%	2,565	1.46	39.6%

Florida:
South Florida	8,238	96.1%	3,021	1.62	12.1%
Tampa	9,485	93.9%	2,291	1.22	10.6%
Orlando	6,792	95.9%	2,245	1.20	7.7%
Jacksonville	1,998	96.8%	2,179	1.10	2.2%
Florida Subtotal	26,513	95.3%	2,502	1.33	32.6%

Southeast United States:
Atlanta	12,691	94.6%	2,042	0.99	12.5%
Carolinas	5,876	93.8%	2,060	0.97	5.7%
Southeast United States Subtotal	18,567	94.3%	2,047	0.98	18.2%

Texas:
Houston	2,324	95.1%	1,907	0.96	2.2%
Dallas	3,118	92.6%	2,261	1.09	3.4%
Texas Subtotal	5,442	93.7%	2,105	1.04	5.6%

Midwest United States:
Chicago	2,480	96.7%	2,399	1.49	2.8%
Minneapolis	1,064	95.9%	2,317	1.18	1.2%
Midwest United States Subtotal	3,544	96.5%	2,375	1.39	4.0%

Other(5):	119	37.5%	2,081	1.01	—%

Total / Average	85,221	95.5%	$2,397	$1.27	100.0%
Same Store Total / Average	77,186	97.0%	$2,406	$1.28	92.6%

(1)As of September 30, 2024.
(2)Represents average occupancy for the three months ended September 30, 2024.
(3)Represents average monthly rent for the three months ended September 30, 2024.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2024.
(5)Represents homes located outside of our 16 core markets as of September 30, 2024, including 106 homes located in Nashville and 13 homes located in other markets that are generally being held for sale.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.2% of our rental revenues and other property income during the three months ended September 30, 2024. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; (iii) revenues from value-add services such as smart homes,internet and media packages, home liability insurance, and HVAC replacement filters; and (iv) various other fees, including late fees and lease termination fees, among others.
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
Casualty Losses, Impairment, and Other
Casualty losses, impairment, and other represents provisions for impairment when the carrying amount of our single-family residential properties is not recoverable and casualty (gains) losses, net of any insurance recoveries.
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

Results of Operations
Portfolio Information
As of September 30, 2024 and 2023, we owned 85,221 and 84,697 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2024 and 2023, we acquired 891 and 2,257 homes, respectively, and sold 310 and 397 homes, respectively. During the three months ended September 30, 2024 and 2023, we owned an average of 84,753 and 84,252 single-family rental homes, respectively. During the nine months ended September 30, 2024 and 2023, we acquired 1,591 and 2,626 homes, respectively, and sold 937 and 1,042 homes, respectively. During the nine months ended September 30, 2024 and 2023, we owned an average of 84,567 and 83,416 single-family rental homes, respectively.
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
As of September 30, 2024, our Same Store portfolio consisted of 77,186 single-family rental homes.
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues:
Rental revenues and other property income	$641,342	$614,291	$27,051	4.4%
Management fee revenues	18,980	3,404	15,576	457.6%
Total revenues	660,322	617,695	42,627	6.9%

Expenses:
Property operating and maintenance	242,228	229,488	12,740	5.6%
Property management expense	34,382	23,399	10,983	46.9%
General and administrative	21,727	22,714	(987)	(4.3)%
Interest expense	91,060	86,736	4,324	5.0%
Depreciation and amortization	180,479	170,696	9,783	5.7%
Casualty losses, impairment, and other	20,872	2,496	18,376	736.2%
Total expenses	590,748	535,529	55,219	10.3%

Gains (losses) on investments in equity and other securities, net	(257)	(499)	242	48.5%
Other, net	(9,345)	(2,533)	(6,812)	(268.9)%
Gain on sale of property, net of tax	47,766	57,989	(10,223)	(17.6)%
Losses from investments in unconsolidated joint ventures	(12,160)	(4,902)	(7,258)	(148.1)%

Net income	$95,578	$132,221	$(36,643)	(27.7)%
Revenues
For the three months ended September 30, 2024 and 2023, total revenues were $660.3 million and $617.7 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended September 30, 2024 and 2023, total portfolio rental revenues and other property income totaled $641.3 million and $614.3 million, respectively, an increase of 4.4%, driven by an increase in average monthly rent per occupied home and a 501 home increase between periods in the average number of homes owned, partially offset by a 50 bps reduction in average occupancy.

Average occupancy for the three months ended September 30, 2024 and 2023 for the total portfolio was 95.5% and 96.0%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended September 30, 2024 and 2023 was $2,397 and $2,323, respectively, a 3.2% increase. For our Same Store portfolio, average occupancy was 97.0% and 97.1% for the three months ended September 30, 2024 and 2023, respectively, and average monthly rent per occupied home for the three months ended September 30, 2024 and 2023 was $2,406 and $2,321, respectively, a 3.7% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2024 and 2023 was 24.9% and 27.2%, respectively. For the Same Store portfolio, an average home remained unoccupied for 38 and 36 days between residents for the three months ended September 30, 2024 and 2023, respectively. The slight increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.2% and 6.4% for the three months ended September 30, 2024 and 2023, respectively, and new lease net effective rental rate growth for the total portfolio averaged 1.7% and 4.7% for the three months ended September 30, 2024 and 2023, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.2% and 6.5% for the three months ended September 30, 2024 and 2023, respectively, and new lease net effective rental rate growth averaged 1.7% and 4.6% for the three months ended September 30, 2024 and 2023, respectively.
Other property income for the three months ended September 30, 2024 increased compared to September 30, 2023, primarily due to increased utility billbacks as new leases are entered into and enhanced value-add revenue programs, among other things.
For the three months ended September 30, 2024 and 2023, management fee revenues totaled $19.0 million and $3.4 million, respectively. The increase is due to an increase in the number of homes for which we provide property and asset management services. As of September 30, 2024 and 2023, we provided property and asset management services for 25,535 and 3,656 homes, respectively, of which 7,619 and 3,656 homes, respectively, were owned by our unconsolidated joint ventures.
Expenses
For the three months ended September 30, 2024 and 2023, total expenses were $590.7 million and $535.5 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended September 30, 2024, property operating and maintenance expense increased to $242.2 million from $229.5 million for the three months ended September 30, 2023. In addition to a 501 home increase between periods in the average numbers of homes owned, increases in property taxes, property maintenance, and utilities resulted in the overall 5.6% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $56.1 million from $46.1 million for the three months ended September 30, 2024 and 2023, respectively, primarily due to increased personnel and other costs related to expansion of our property and asset management platform, including costs incurred to manage 25,535 and 3,656 homes as of September 30, 2024 and September 30, 2023, respectively.
Interest expense increased to $91.1 million for the three months ended September 30, 2024 from $86.7 million for the three months ended September 30, 2023. The increase in interest expense was primarily due to a $479.8 million increase in gross debt outstanding, as of September 30, 2024 compared to September 30, 2023.
Depreciation and amortization expense increased to $180.5 million for the three months ended September 30, 2024 from $170.7 million for the three months ended September 30, 2023 due to an increase in cumulative capital expenditures and a 501 home increase in the average number of homes owned during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

Casualty losses, impairment, and other expenses were $20.9 million and $2.5 million for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, casualty losses, impairment, and other expenses were comprised of $20.6 million of net casualty losses for repairs from recent storm activity in excess of amounts recoverable from insurance coverage and impairment losses of $0.3 million on our single-family residential properties. During the three months ended September 30, 2023, casualty losses, impairment, and other expenses were comprised of net casualty losses of $2.4 million and impairment losses of $0.1 million on our single-family residential properties.
Gains (Losses) on Investments in Equity and Other Securities, net
For the three months ended September 30, 2024 and 2023, gains (losses) on investments in equity and other securities, net was comprised of net unrealized losses recognized on investments held at period end.
Other, net
Other, net increased to $9.3 million of expense for the three months ended September 30, 2024 from $2.5 million of expense for the three months ended September 30, 2023, primarily due to settlement and other costs incurred in connection with the resolution of an inquiry from the Federal Trade Commission (the “FTC”) and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., partially offset by an increase in interest income on cash balances.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $47.8 million and $58.0 million for the three months ended September 30, 2024 and 2023, respectively. A decrease in the number of homes sold from 397 for the three months ended September 30, 2023 to 310 for the three months ended September 30, 2024 was the primary driver of the decrease.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $12.2 million and $4.9 million for the three months ended September 30, 2024 and 2023, respectively. The increase in loss is primarily driven by a $2.1 million increase in our share of interest expense, $3.0 million of decreases in our share of the fair value adjustments of interest rate caps for certain of our joint ventures, and an increase in our share of depreciation expense and gain (loss) on sale of property of $2.0 million between the respective periods. These changes are a result of the formation of and commencement of operations in new joint ventures, cumulative capital expenditures, and an increase in the number of homes within our joint venture investments.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,910,914	$1,797,730	$113,184	6.3%
Management fee revenues	48,898	10,227	38,671	378.1%
Total revenues	1,959,812	1,807,957	151,855	8.4%

Expenses:
Property operating and maintenance	706,809	651,793	55,016	8.4%
Property management expense	98,252	70,563	27,689	39.2%
General and administrative	66,673	59,957	6,716	11.2%
Interest expense	270,912	243,408	27,504	11.3%
Depreciation and amortization	532,414	501,128	31,286	6.2%
Casualty losses, impairment, and other	35,362	5,527	29,835	539.8%
Total expenses	1,710,422	1,532,376	178,046	11.6%

Gains (losses) on investments in equity and other securities, net	1,038	113	925	818.6%
Other, net	(57,384)	(7,968)	(49,416)	(620.2)%
Gain on sale of property, net of tax	141,531	134,448	7,083	5.3%
Losses from investments in unconsolidated joint ventures	(22,780)	(11,087)	(11,693)	(105.5)%

Net income	$311,795	$391,087	$(79,292)	(20.3)%
Revenues
For the nine months ended September 30, 2024 and 2023, total revenues were $1,959.8 million and $1,808.0 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the nine months ended September 30, 2024 and 2023, total portfolio rental revenues and other property income totaled $1,910.9 million and $1,797.7 million, respectively, an increase of 6.3%, driven by an increase in average monthly rent per occupied home and a 1,151 home increase between periods in the average number of homes owned, partially offset by a 50 bps reduction in average occupancy.
Average occupancy for the nine months ended September 30, 2024 and 2023 for the total portfolio was 96.2% and 96.7%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2024 and 2023 was $2,379 and $2,290, respectively, a 3.9% increase. For our Same Store portfolio, average occupancy was 97.5% for each of the nine months ended September 30, 2024 and 2023, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2024 and 2023 was $2,384 and $2,289, respectively, a 4.2% increase.
The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2024 and 2023 was 23.4% and 25.1%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 37 and 36 days between residents for the nine months ended September 30, 2024 and 2023, respectively.
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

Renewal lease net effective rental rate growth for the total portfolio averaged 5.1% and 6.9% for the nine months ended September 30, 2024 and 2023, respectively, and new lease net effective rental rate growth for the total portfolio averaged 2.0% and 5.6% for the nine months ended September 30, 2024 and 2023, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.2% and 7.0% for the nine months ended September 30, 2024 and 2023, respectively, and new lease net effective rental rate growth averaged 2.1% and 5.5% for the nine months ended September 30, 2024 and 2023, respectively.
Other property income for the nine months ended September 30, 2024 increased compared to September 30, 2023, primarily due to enhanced value-add revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the nine months ended September 30, 2024 and 2023, management fee revenues totaled $48.9 million and $10.2 million, respectively. The increase is due to an increase in the number of homes for which we provide property and asset management services. As of September 30, 2024 and 2023, we provided property and asset management services for 25,535 and 3,656 homes, respectively, of which 7,619 and 3,656 homes, respectively, were owned by our unconsolidated joint ventures.
Expenses
For the nine months ended September 30, 2024 and 2023, total expenses were $1,710.4 million and $1,532.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the nine months ended September 30, 2024, property operating and maintenance expense increased to $706.8 million from $651.8 million for the nine months ended September 30, 2023. In addition to a 1,151 home increase between periods in the average number of homes owned, increases in property taxes, utilities, and property maintenance, resulted in the overall 8.4% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $164.9 million from $130.5 million for the nine months ended September 30, 2024 and 2023, respectively, primarily due to increased personnel and other costs related to expansion of our property and asset management platform, including costs incurred to manage 25,535 and 3,656 homes as of September 30, 2024 and September 30, 2023, respectively.
Interest expense increased to $270.9 million for the nine months ended September 30, 2024 from $243.4 million for the nine months ended September 30, 2023. The increase in interest expense was primarily due to $479.8 million increase in gross debt outstanding, as of September 30, 2024 compared to September 30, 2023.
Depreciation and amortization expense increased to $532.4 million for the nine months ended September 30, 2024 from $501.1 million for the nine months ended September 30, 2023 due to an increase in cumulative capital expenditures and a 1,151 home increase in the average number of homes owned during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Casualty losses, impairment, and other expenses were $35.4 million and $5.5 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, casualty losses, impairment, and other expenses were comprised of $35.1 million of net casualty losses for repairs from recent storm activity in excess of amounts recoverable from insurance coverage and impairment losses of $0.3 million on our single-family residential properties. During the nine months ended September 30, 2023, casualty losses, impairment, and other expenses were comprised of net casualty losses of $5.2 million and impairment losses of $0.3 million on our single-family residential properties.
Gains (Losses) on Investments in Equity and Other Securities, net
For the nine months ended September 30, 2024, gains (losses) on investments in equity and other securities, net of $1.0 million was comprised of a $1.6 million net realized gains from exercised warrants and offset by $0.6 million net unrealized losses recognized since December 31, 2023 on investments held as of September 30, 2024. For the nine months ended September 30, 2023, gains (losses) on investments in equity and other securities, net of $0.1 million was comprised of net unrealized gains recognized on investments held as of September 30, 2023.

Other, net
Other, net increased to $57.4 million of expense for the nine months ended September 30, 2024 from $8.0 million of expense for the nine months ended September 30, 2023, primarily due to settlement and other costs incurred in connection with the resolution of an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., partially offset by an increase in interest income on cash balances.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $141.5 million and $134.4 million for the nine months ended September 30, 2024 and 2023, respectively. An increase in the net proceeds per home sold for the nine months ended September 30, 2023 to the nine months ended September 30, 2024 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $22.8 million and $11.1 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in loss is primarily driven by a $4.5 million increase in our share of interest expense, $3.7 million of decreases in our share of fair value adjustments of interest rate caps for certain of our joint ventures and an increase in our share of depreciation expense and gain (loss) on sale of properties of $3.6 million between the respective periods. These changes are a result of the formation of and commencement of operations in new joint ventures, cumulative capital expenditures, and an increase in the number of homes within our joint venture investments.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2024 and December 31, 2023 include unrestricted cash and cash equivalents of $1,027.2 million and $700.6 million, respectively, a 46.6% increase primarily due to proceeds from the issuance of $500.0 million of unsecured bonds during the nine months ended September 30, 2024.
New Credit Facility
On September 9, 2024, we entered into an amended and restated senior unsecured credit facility (the “Credit Facility”). The Credit Facility provides $3,500.0 million of borrowing capacity and consists of a $1,750.0 million revolving facility (the “Revolving Facility”) and a $1,750.0 million term loan facility (the “2024 Term Loan Facility”), both of which mature on September 9, 2028, with two six month extension options available. The Credit Facility replaced a credit facility that consisted of a $1,000.0 million revolving credit facility (the “2020 Revolving Facility”) and a $2,500.0 million term loan facility (the “2020 Term Loan Facility,” and together with the 2020 Revolving Facility, the “2020 Credit Facility”). Proceeds from the 2024 Term Loan Facility, a $750.0 million borrowing on the Revolving Facility on the date of effectiveness of the Credit Facility, and excess cash on hand were used to fully repay the 2020 Term Loan Facility and to pay costs associated with the transaction. For both the Revolving Facility and the 2024 Term Loan Facility, spreads at closing, based on our total leverage ratio, were 5 bps lower than the spreads most recently in effect for the 2020 Credit Facility.
As of September 30, 2024, $1,000.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until January 2026, provided all extension options are exercised.
Public Offering
On September 26, 2024, in a public offering under our existing shelf registration statement, we issued $500.0 million aggregate principal amount of 4.88% Senior Notes which mature on February 1, 2035.
Interest Rate Swap Transactions
In September 2024, we amended certain interest rate swap agreements and entered into $1,400.0 million of new interest rate swap agreements. As of September 30, 2024, our currently active swaps have a weighted average strike rate of 2.86% and are scheduled to terminate between November 30, 2024 and July 31, 2025, while our forward starting swaps, which will become active between December 31, 2024 and July 9, 2025 and mature between May 31, 2028 and May 31, 2029, have a weighted strike rate of 2.95%.

Investment in Joint Venture and New Property and Asset Management Agreements
As of September 30, 2024, we provided property and asset management services for 25,535 homes, of which 7,619 homes were owned by our unconsolidated joint ventures.
On April 29, 2024, we entered into a new joint venture agreement pursuant to which we made an initial $37.5 million investment, representing a 7.2% ownership interest, in a portfolio of approximately 3,700 single-family residential properties. During the third quarter of 2024, we also began providing property and asset management services to those homes and an approximately 700 additional homes owned by our joint venture partners.
In March 2024, we entered into a third-party agreement to provide property and asset management services to a portfolio of approximately 3,000 single-family homes for lease. Our direct management responsibilities for these homes commenced on May 15, 2024.
Other
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of general economic conditions, including inflation and interest rates, as detailed in Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K.

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of September 30, 2024 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$989,881	$934,382	4.23%	2.7	$—
IH 2018-4(5)	630,162	598,598	S + 123 bps	1.3	630,162
Secured Term Loan(6)	403,046	403,046	3.59%	6.7	—
Total secured(7)	2,023,089	$1,936,026	4.09%	3.0	630,162

Unsecured:
2024 Term Loan Facility(8)	$1,750,000		S + 85 bps	4.9	$1,750,000
2022 Term Loan Facility(8)	725,000		S + 115 bps	4.7	725,000
Revolving Facility(8)	750,000		S + 78 bps	4.9	750,000
Unsecured Notes — May 2028	150,000		2.46%	3.7	—
Unsecured Notes — November 2028	600,000		2.30%	4.1	—
Unsecured Notes — August 2030	450,000		5.45%	5.8	—
Unsecured Notes — August 2031	650,000		2.00%	6.9	—
Unsecured Notes — April 2032	600,000		4.15%	7.5	—
Unsecured Notes — August 2033	350,000		5.50%	8.8	—
Unsecured Notes — January 2034	400,000		2.70%	9.3	—
Unsecured Notes — February 2035	500,000		4.88%	10.3
Unsecured Notes — May 2036	150,000		3.18%	11.7	—
Total unsecured(7)	7,075,000		3.74%	6.2	3,225,000

Total debt(7)	9,098,089		3.81%	5.5	$3,855,162
Unamortized discounts	(25,100)
Deferred financing costs, net	(64,086)
Total debt per balance sheet	9,008,903
Retained certificates	(87,063)
Cash and restricted cash, excluding security deposits and letters of credit	(1,062,179)
Deferred financing costs, net	64,086
Unamortized discounts	25,100
Net debt	$7,948,847

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
(3)Weighted average years to maturity assumes all extension options are exercised, which are subject to certain conditions being met. On October 2, 2024, we provided the lender a revocable notification of our intention to make a voluntary prepayment of the then-outstanding balance of IH 2018-4 on November 8, 2024, which will result in a release of the loan’s collateral of 4,905 homes with a gross book value of $1,295.0 million as of September 30, 2024.

(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees.
(5)Effective July 3, 2023, the interest rate for IH 2018-4 is based on the weighted average spread over Term SOFR adjusted for an 0.11% credit spread adjustment. As of September 30, 2024, Term SOFR was 4.85%.
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
(7)For secured debt, unsecured debt, and total debt, the weighted average interest rate is calculated based on September 30, 2024, Term SOFR of 4.85% adjusted for either a 0.11% or a 0.10% credit spread adjustment (Adjusted SOFR), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.
(8)As of September 30, 2024, interest rate is based on Term SOFR of 4.85% plus the applicable margin and a 0.10% credit spread adjustment.

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

Overall macroeconomic conditions, including inflation, bank failures, and high interest rates, may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for a specific mortgage loan or for our secured term loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,000.0 million as of September 30, 2024.
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
Cash Flows
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$948,997	$1,019,544	$(70,547)	(6.9)%
Net cash used in investing activities	(492,697)	(769,596)	276,899	36.0%
Net cash provided by (used in) financing activities	(108,312)	276,016	(384,328)	(139.2)%
Change in cash, cash equivalents, and restricted cash	$347,988	$525,964	$(177,976)	(33.8)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $949.0 million and $1,019.5 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of 6.9%. The decrease in cash provided by operating activities is primarily due to settlement costs of $77.0 million included in net income that resolved an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in unconsolidated joint ventures. Net cash used in investing activities was $492.7 million and $769.6 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $276.9 million. The decrease in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023: (1) a decrease in cash used for the acquisition of homes; (2) a decrease in cash proceeds received from the sale of single-family homes; (3) an increase in cash used for investments in joint ventures; and (4) a decrease in cash used for investments in equity securities. Acquisition spend decreased by $363.8 million from period to period due to a decrease in the number of homes acquired from 2,626 during the nine months ended September 30, 2023 to 1,591 homes acquired during the nine months ended September 30, 2024. Proceeds from the sale of single-family homes decreased $48.6 million due to a decrease in the number of homes sold from 1,042 during the nine months ended September 30, 2023 to

937 homes sold during the nine months ended September 30, 2024. Cash invested in joint ventures increased $39.1 million from period to period as a result of the formation of a new joint venture during 2024. Cash invested in equity securities decreased $29.2 million due to fewer such investments during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Financing Activities
Net cash used in financing activities was $108.3 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $276.0 million for the nine months ended September 30, 2023. The change between periods is primarily due to the following financing transactions. During the nine months ended September 30, 2024, we issued $494.3 million of unsecured notes, net of discount, and refinanced the 2020 Credit Facility. The proceeds were used to repay the existing credit facility, fund $54.3 million of financing costs, and increase cash reserves for general corporate purposes. During the nine months ended September 30, 2023, we issued $790.1 million of unsecured notes, net of discount, and used the proceeds to fund $7.7 million of financing costs and increase cash reserves for general corporate purposes. We also made dividend and distribution payments totaling $518.8 million during the nine months ended September 30, 2024 and $480.7 million during the nine months ended September 30, 2023, which were funded by cash flows from operations.
Contractual Obligations
Our contractual obligations as of September 30, 2024, consist of the following:

($ in thousands)	Total	2024(1)	2025-2026	2027-2028	Thereafter
Mortgage loans(1)(2)(3)(4)	$1,783,056	$20,431	$754,394	$1,008,231	$—
Secured Term Loan(1)(2)(3)	499,803	3,615	28,921	28,961	438,306
Unsecured Notes(1)(2)(3)	4,919,133	34,778	278,220	1,024,637	3,581,498
Term Loan Facilities(1)(2)(3)(4)	3,195,417	37,214	295,282	295,686	2,567,235
Revolving Facility(1)(2)(3)(4)(5)	978,284	11,636	92,325	92,452	781,871
Derivative instruments(1)(6)	(141,209)	(17,991)	(67,847)	(51,585)	(3,786)
Purchase commitments(7)	681,926	122,466	507,649	51,811	—
Operating leases	29,311	1,169	8,508	6,564	13,070
Finance leases	10,026	830	6,053	3,143	—
Total	$11,955,747	$214,148	$1,903,505	$2,459,900	$7,378,194

(1)Includes estimated payments for the remaining three months of 2024.
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of September 30, 2024.
(3)Interest is calculated at rates in effect as of September 30, 2024, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of September 30, 2024, Term SOFR was 4.85%.
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
(6)Includes payments (receipts) related to interest rate swap and interest rate cap obligations calculated using Term SOFR. As of September 30, 2024, Term SOFR was 4.85%.
(7)Represents commitments, net of previously funded deposits, to acquire 2,293 homes, including commitments totaling $670.0 million to acquire 2,243 homes pursuant to binding purchase agreements with certain homebuilders.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of September 30, 2024, our remaining equity commitments to our joint ventures total $127.6 million.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2024.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income available to common stockholders	$95,084	$131,637	$310,223	$389,406
Net income available to participating securities	185	181	584	518
Non-controlling interests	309	403	988	1,163
Interest expense	91,060	86,736	270,912	243,408
Interest expense in unconsolidated joint ventures	10,186	5,051	20,970	12,774
Depreciation and amortization	180,479	170,696	532,414	501,128
Depreciation and amortization of investments in unconsolidated joint ventures	3,590	2,690	9,875	7,686
EBITDA	380,893	397,394	1,145,966	1,156,083
Gain on sale of property, net of tax	(47,766)	(57,989)	(141,531)	(134,448)
Impairment on depreciated real estate investments	270	83	330	342
Net (gain) loss on sale of investments in unconsolidated joint ventures	499	(554)	285	(1,188)
EBITDAre	333,896	338,934	1,005,050	1,020,789
Share-based compensation expense(1)	5,417	8,929	20,809	21,493
Severance	209	392	388	916
Casualty losses, net(2)	20,729	2,429	35,174	5,214
(Gains) losses on investments in equity and other securities, net	257	499	(1,038)	(113)
Other, net(3)	9,345	2,533	57,384	7,968
Adjusted EBITDAre	$369,853	$353,716	$1,117,767	$1,056,267

(1)For the three months ended September 30, 2024 and 2023, $1,313 and $1,830 was recorded in property management expense, respectively, and $4,104 and $7,099 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2024 and 2023, $4,585 and $5,232 was recorded in property management expense, respectively, and $16,224 and $16,261 was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures. The three and nine months ended September 30, 2024 include $14,000 of estimated losses and damages related to Hurricanes Beryl, Debby, and Helene.
(3)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; casualty losses, impairment, and other; gain on sale of property, net of tax; (gains) losses on investments in equity securities, net; other income and expenses; management fee revenues; and income (loss) from investments in unconsolidated joint ventures.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Net income available to common stockholders	$95,084	$131,637	$310,223	$389,406
Net income available to participating securities	185	181	584	518
Non-controlling interests	309	403	988	1,163
Interest expense	91,060	86,736	270,912	243,408
Depreciation and amortization	180,479	170,696	532,414	501,128
Property management expense(1)	34,382	23,399	98,252	70,563
General and administrative(2)	21,727	22,714	66,673	59,957
Casualty losses, impairment, and other(3)	20,872	2,496	35,362	5,527
Gain on sale of property, net of tax	(47,766)	(57,989)	(141,531)	(134,448)
(Gains) losses on investments in equity and other securities, net	257	499	(1,038)	(113)
Other, net(4)	9,345	2,533	57,384	7,968
Management fee revenues	(18,980)	(3,404)	(48,898)	(10,227)
Losses from investments in unconsolidated joint ventures	12,160	4,902	22,780	11,087
NOI (total portfolio)	399,114	384,803	1,204,105	1,145,937
Non-Same Store NOI	(25,520)	(25,184)	(77,483)	(67,498)
NOI (Same Store portfolio)(5)	$373,594	$359,619	$1,126,622	$1,078,439

(1)Includes $1,313 and $1,830 of share-based compensation expense for the three months ended September 30, 2024 and 2023, respectively. Includes $4,585 and $5,232 of share-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes $4,104 and $7,099 of share-based compensation expense for the three months ended September 30, 2024 and 2023, respectively. Includes $16,224 and $16,261 of share-based compensation expense for the nine months ended September 30, 2024 and 2023, respectively.
(3)The three and nine months ended September 30, 2024 include $14,000 of estimated losses and damages related to Hurricanes Beryl, Debby, and Helene.
(4)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 77,186 homes for the three and nine months ended September 30, 2024.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023
Net income available to common stockholders	$95,084	$131,637	$310,223	$389,406
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	185	181	584	518
Non-controlling interests	309	403	988	1,163
Depreciation and amortization on real estate assets	176,174	167,921	521,411	493,027
Impairment on depreciated real estate investments	270	83	330	342
Net gain on sale of previously depreciated investments in real estate	(47,766)	(57,989)	(141,531)	(134,448)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	4,060	2,111	10,076	6,425
FFO	228,316	244,347	702,081	756,433
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	14,085	9,561	32,207	25,875
Share-based compensation expense(2)	5,417	8,929	20,809	21,493
Legal settlements(3)	17,500	2,000	77,000	2,000
Severance expense	209	392	388	916
Casualty losses, net(1)(4)	20,729	2,429	35,174	5,214
(Gains) losses on investments in equity and other securities, net	257	499	(1,038)	(113)
Core FFO	286,513	268,157	866,621	811,818
Recurring capital expenditures(1)	(51,505)	(49,007)	(135,262)	(122,700)
Adjusted FFO	$235,008	$219,150	$731,359	$689,118

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)	613,645,188	613,580,042	613,759,171	613,155,041

Net income per common share — diluted(5)(6)	$0.15	$0.21	$0.51	$0.64

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)	615,913,139	615,699,631	615,987,978	615,208,781
FFO per common share — diluted(5)(6)	$0.37	$0.40	$1.14	$1.23
Core FFO per common share — diluted(5)(6)	$0.47	$0.44	$1.41	$1.32
AFFO per common share — diluted(5)(6)	$0.38	$0.36	$1.19	$1.12

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended September 30, 2024 and 2023, $1,313 and $1,830 was recorded in property management expense, respectively, and $4,104 and $7,099 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2024 and 2023, $4,585 and $5,232 was recorded in property management expense, respectively, and $16,224 and $16,261 was recorded in general and administrative expense, respectively.
(3)The three and nine months ended September 30, 2024, include $17,500 and $77,000, respectively, of settlement costs that resolved an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs.
(4)The three and nine months ended September 30, 2024 include $14,000 of estimated losses and damages related to Hurricanes Beryl, Debby, and Helene.

(5)Incremental shares attributed to non-vested share-based awards totaling 970,386 and 1,579,231 for the three months ended September 30, 2024 and 2023, respectively, and 1,250,871 and 1,305,739 for the nine months ended September 30, 2024 and 2023, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,259,328 and 1,829,337 for the three months ended September 30, 2024 and 2023, respectively, and 1,533,792 and 1,535,182 for the nine months ended September 30, 2024 and 2023, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(6)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,979,009 and 1,869,483 for the three months ended September 30, 2024 and 2023, respectively, and 1,945,886 and 1,824,297 for the nine months ended September 30, 2024 and 2023, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of September 30, 2024, our $3,855.2 million of outstanding variable-rate debt was comprised of borrowings on our mortgage loans of $630.2 million, Revolving Facility of $750.0 million, and Term Loan Facilities of $2,475.0 million. As of September 30, 2024, we had effectively converted 99.1% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $0.4 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreement, and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a

PART II
term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and nine months ended September 30, 2024.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

4.1
Seventh Supplemental Indenture, dated as of September 26, 2024, among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 4.875% Senior Notes due 2035 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on September 26, 2024).

10.1
Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of September 9, 2024, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 10, 2024).

10.2
First Amendment to Term Loan Agreement, dated as of September 9, 2024, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 10, 2024)

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
Date: October 31, 2024

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 31, 2024