Form 10-K
period 2024-12-31
Invitation Homes Inc.
filed 2025-02-27
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-K

☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2024
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					Yes	☐	No	☑
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
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.9 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 26, 2025, there were 612,689,592 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	8
Item	1A.	Risk Factors	19
Item	1B.	Unresolved Staff Comments	50
Item	1C.	Cybersecurity	50
Item	2.	Properties	53
Item	3.	Legal Proceedings	53
Item	4.	Mine Safety Disclosures	53

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	54
Item	6.	Reserved	55
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	78
Item	8.	Financial Statements and Supplementary Data	79
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item	9A.	Controls and Procedures	79
Item	9B.	Other Information	82
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	82

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	83
Item	11.	Executive Compensation	83
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
Item	13.	Certain Relationships and Related Transactions, and Director Independence	83
Item	14.	Principal Accountant Fees and Services	83

PART IV
Item	15.	Exhibits and Financial Statement Schedules	84
Item	16.	Form 10-K Summary	89

Exhibit Index
Signatures

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including those summarized below in “Summary Risk Factors.” These risks and uncertainties include among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence (“AI”), risks related to our indebtedness, risks related to the potential negative impact of fluctuating global and United States economic conditions (including inflation), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at https://www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
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
•Our operating results are subject to risks associated with our real estate assets, as well as fluctuating global and United States economic conditions, political dissension, inflation, higher interest rates, uncertainty in financial markets, and geopolitical tensions;
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
•Compliance with evolving and sometimes inconsistent federal, state, and local laws and regulatory requirements, including expanding tenant rights’ laws, restrictions on evictions and collections, rent control laws, affordability covenants, permit, license, and zoning requirements, may negatively impact our rental income and profitability;
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
•We are highly dependent on information systems, and system failures, security breaches, and our use of emerging technologies such as AI could disrupt our business and present business, reputational, legal, and compliance risks;
•We are subject to risks related to sustainability, corporate responsibility, and governance issues, including risks from natural disasters, environmentally hazardous conditions, and physical and transitional climate change risks;

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
•“Carolinas” includes Charlotte-Concord-Gastonia, NC-SC, Greensboro-High Point, NC, Raleigh-Cary, NC, Durham-Chapel Hill, NC, and Winston-Salem, NC;
•“core markets” refers to markets where we have meaningful scale and the ability to conduct business using our existing operating platform. Our current 16 core markets are identified on our portfolio table in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Portfolio;”
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

PART I

ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of December 31, 2024, we wholly own 85,138 homes for lease, jointly own 7,622 homes for lease, and provide professional third-party property and asset management services for an additional 17,678 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
We operate in markets with strong demand drivers, high barriers to entry, and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, as well as through strategic mergers and acquisitions, we designed our wholly and jointly owned portfolios to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that enables us to effectively and efficiently acquire, renovate, lease, maintain, and manage both the homes we own and those we manage on behalf of others.
The portfolio of homes we own average approximately 1,880 square feet with three to four bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than a typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand.
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, while at the same time advancing efforts that make our company more innovative and our processes more sustainable. Sustainability is an important part of our strategic business objectives and is critical to our long-term success.
Our commitment to high-touch customer service continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 core markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide clean, safe, and functional homes for them and their loved ones. In turn, we focus on ensuring that our associates are fairly compensated and that we provide a culture that values respect, opportunity, and belonging. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that demonstrate those commitments. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.
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
As of December 31, 2024, INVH owns a 99.7% partnership interest in INVH LP and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.

Our principal executive offices are located at 5420 LBJ Freeway, Suite 600, Dallas, Texas 75240, and our telephone number is (972) 421-3600.
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
•Scalable, centralized infrastructure. We support local market operations with national strategy, infrastructure, workflows enabled by technology, and standards to drive efficiency, consistency, and cost savings. We utilize our extensive scale and investments in technology to ensure the consistent quality of our resident experience and maximize cost efficiencies and purchasing power. On a national level we are also able to standardize resident leases, employ a consistent approach to resident screening and leasing operations, and utilize a tailored pricing tool that analyzes publicly available data to reflect local market conditions.
Our approach to investment and asset management similarly combines local presence and expertise with national oversight. Our investment and asset management teams are primarily located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership focused on investment and asset management strategy based in our corporate headquarters. Through the integration of investment, property management, and asset management functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, and capital spending into asset selection and asset management. We believe the advantages of our integrated acquisition platform and local market expertise drive the performance of our existing total portfolio of 85,138 owned homes as of December 31, 2024, as well as the portfolio of homes we jointly own with or manage on behalf of others. We similarly believe that employing experienced, in-house acquisitions teams at the local level gives us a competitive advantage in selectively acquiring homes that will maximize risk-adjusted total return.
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
Property Operations
Property operations encompasses the in-house local market management and execution of marketing, leasing, resident relations, and maintenance functions. We have developed and employ a highly scalable, vertically integrated, and resident-centric property management service platform, referred to as “ProCare.” All of our property management functions have been internally managed since our founding in 2012, and we have implemented an extensive property management infrastructure, including an online resident portal, smart home technology, a mobile app for residents to schedule and track maintenance requests, a technology suite to manage work orders and associate schedules, dedicated in-market associates, and local offices in each of our core markets.

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
All of our local market associates are supported by our centralized national infrastructure, which allows us to deploy best practices and standardized processes where appropriate. The combination of our local market presence and national infrastructure enables us to exercise greater control over our property management service platform, allowing us to enhance the experience of our residents, better manage operating costs, and share best practices across various functional areas of our business.
Marketing and Leasing
Our associates are responsible for establishing rental rates, marketing and leasing properties, and collecting and processing rent. We establish and manage rental rates based on a tailored pricing tool that analyzes publicly available data to reflect local market conditions, including a competitive analysis of market rents for institutional single-family rental properties, as well as the size, fit and finish, and location of the home, the number of applications received, and the number of days a home has been available on the market. We also consider a number of qualitative factors, such as neighborhood characteristics, community amenities, and proximity to employment centers, desirable schools, transportation corridors, and local services.
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
Prospective residents may submit an application through our proprietary mobile app or on our website. To maintain brand consistency and better track compliance with leasing requirements, we utilize standardized online applications, national lease agreements, move-in and move-out documents, resident communications, and other ancillary documents. Multiple channels are utilized to communicate with prospective residents, including automated email and texts, associate correspondence, and the new addition of an AI leasing assistant. We evaluate prospective residents in a standardized manner through the use of third-party resident screening providers that obtain appropriate identification, evaluate credit history and household income, review the applicant’s rental history, and complete a background check for criminal activity, each in accordance with applicable law. Although we require a minimum income to rent ratio, many additional factors are also considered during the resident evaluation process, including eviction history, criminal history, and rental and other payment history.
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
Digital Marketing Initiatives and Branding
Our brand is differentiated through our commitment to providing high-quality living solutions and a professional property management team to support our residents, reflective of the needs of the rising generation of millennial renters. The ease of leasing through our technology, the Genuine Care from our teams, and our exceptional value-add services help our residents live the worry-free leasing lifestyle. We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, giveaways, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, encourage them to pay their rent online, offer “Lease Friendly” and “Make It Home” design tips and giveaways, and hold an annual Resident Appreciation Month. Our resident engagement and social following continue to grow, owing partially to positive feedback from residents, who specifically mention our lifestyle and home maintenance content.
Resident Relations and Property Maintenance
The associates in each of our markets are responsible for property repairs and maintenance, as well as resident relations. In coordination with a third-party vendor, we offer a 24/7 emergency telephone line to handle after-hours maintenance issues on an expedited basis as needed, and our residents can also contact us through our mobile app, our online resident portal, our call centers, or our local property management offices. As part of our property management best practices, we seek to conduct routine repairs and maintenance in a timely manner, as appropriate, by appointment at the resident’s convenience. We seek to utilize quality materials to minimize the recurrence of maintenance requests and maximize long-term rental income and cash flows from our portfolio.
We typically utilize our in-house maintenance associates in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, heating, ventilation, and air conditioning (“HVAC”) systems, plumbing, and electrical work to vetted, pre-approved third-party vendor partners. We strive to maximize the number of maintenance calls that are addressed by our in-house maintenance technicians. In cases where we outsource more complex or extensive repairs, our in-house maintenance associates provide oversight to ensure quality control and cost effectiveness. In addition, our in-house market-based associates conduct ProCare visits with residents at move-in, 45 days after move-in, and prior to move-out to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, and support compliance with lease terms, local laws, and HOA rules and regulations.
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
We also conduct pre-move-out consultations 15 to 30 days prior to scheduled resident move-outs and any additional pre-move-out consultations required by applicable law. These consultations allow us to notify residents of any repairs they may need to undertake prior to moving out of the property, such as removing scuff marks or landscaping maintenance. In addition, these visits allow our in-house property maintenance associates to begin preparing a scope of work and budget for the turnover work we undertake between residents to prepare our homes to be re-leased to a new resident. These visits also improve our ability to pre-market our homes.
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

Investment and Asset Management
Acquisition Strategy
We have a disciplined acquisition platform that is capable of deploying capital from multiple capital sources, including our own balance sheet and joint ventures that we manage, across multiple acquisition channels and markets simultaneously. Our strategy targets both existing homes through portfolio acquisitions or via MLS and newly constructed homes via strategic relationships with homebuilders. Our markets were generally selected through a robust process utilizing an analysis of housing and rental market supply and demand fundamentals, macroeconomic and demographic trends, and risk-adjusted total return potential. Specifically, the process we use to select and, on an ongoing basis, evaluate our markets ranks these markets based on relative weightings of factors that include, but are not limited to, forecast population and employment growth, household formation, historical and forecast deliveries of new residential housing supply, size of the addressable market, volume of new and existing home sales, potential yields implied by the relationship between market rental rates and the price of single-family residential housing, forecast home price appreciation, and forecast rental rate growth.
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
We target submarkets and neighborhoods in undersupplied high-growth markets and leverage our in-house acquisition and operations teams’ local market expertise to acquire homes in desirable locations that we believe will experience above average rental rate growth and home price appreciation. Our in-house acquisition teams are comprised of dedicated professionals located in our markets and at our corporate headquarters who provide strategic direction and broad oversight. Our acquisition teams have significant local market experience and expertise in single-family investments and sales, which enables us to target specific submarkets, neighborhoods, individual streets, and homes that meet our selection and underwriting criteria. As part of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired or have agreed to purchase in the future from a homebuilder with whom we have a strategic relationship. We thus have a substantial proprietary database from which we can draw as we evaluate future acquisition opportunities in our markets. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into publicly available market data on rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition.
To identify investment and acquisition opportunities, we engage with local market real estate brokers, homebuilders, and strategic third-party technology platforms. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinates with our in-house renovation, maintenance, and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.
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
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives and recycle capital into homes that better fit our long-term investment objectives. We believe our approach helps streamline the disposition process and minimize costs. By leveraging multiple distribution channels — including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS — we can facilitate efficient and well-targeted transactions. We believe the significant local density of our portfolio, which averages approximately 5,000 homes in each of our core markets as of December 31, 2024, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Sustainability and Corporate Responsibility
As one of the nation’s premier home leasing companies, we have an opportunity to make a profound impact through sustainability and corporate responsibility initiatives. We are committed to engaging with our communities to make meaningful and long-lasting impacts on those around us. We are dedicated to fostering a better way of living for our residents and empowering our associates to advance efforts that make our company more innovative and our processes more sustainable. We are committed to implementing programs that align with our values and reflect our dedication to providing a high-quality resident experience. We are equally dedicated to upholding the ethical standards and responsible business practices that are integral to our culture.

We focus on ensuring that our residents live in high-quality homes and enjoy a worry-free leasing lifestyle, with access to professional services and Genuine Care. Our scale enables us to offer enhanced services and exclusive offers that further improve the leasing experience. We are equally committed to remaining true to the values, ethics, and responsible business practices that we embed in our culture.
We value being part of the communities where we do business, and we recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. We also believe our business has a positive economic impact on the communities in which we operate, through improved neighborhoods that benefit from our home renovations, the value of our local teams living in and contributing to the local economy, the payment of real estate taxes, and the purchase of local goods and services.
We are committed to incorporating sustainability and corporate responsibility considerations into our strategy, processes, and operations. Our board of directors maintains ultimate oversight of our sustainability strategy. The Nominating and Corporate Governance Committee of the board monitors and oversees our sustainability efforts, initiatives, and policies. Our executive leadership takes a hands-on role in furthering strategy and in ensuring that we are accurately following and reporting on corporate responsibility activities and outcomes.
For information about our perspective on climate change see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Climate Change.”
Human Capital
As of December 31, 2024, we had 1,750 dedicated full-time associates, which we supplement with temporary and contract resources as needed. None of our associates are covered by a collective bargaining agreement. Associates are the backbone of our company, and we understand that nothing is accomplished without the day-to-day dedication of our invaluable teams. Whether they are front-line market associates who represent us each and every day with our residents or centralized team members who support the front line and strive to ensure the quality and consistency of our work, our associates are our greatest asset. From our focus on associates’ well-being, health, and safety to our support of a supportive and collaborative culture, we act with honesty, integrity, and respect.
Our efforts aim to foster a workplace culture that values respect, opportunity, and belonging. We support fair access to opportunities through our hiring practices and are committed to fair practices that ensure a level playing field for all associates. The investment in our people is directly linked to our strategic business initiatives and measured by those outcomes.
We value feedback from our associates, and we maintain a continuous listening associate survey tool, Our Family. Your Voice. We continue to achieve high participation by our associates, with 82% of our associates sharing feedback at least once in 2024. This tool provides managers with actionable feedback on several key engagement dimensions. We believe meaningful actions based on associate feedback provided by the surveys have resulted, and will continue to result, in ongoing high engagement with our associates as evidenced by our strong associate Net Promoter Score of 60 at the end of 2024, compared to a benchmark of 33. In 2024, we were recognized for our company culture through several external awards, including U.S. News Best Companies to Work for in Real Estate, and Best Companies to Work for in the South.
We recognize the value of providing regular development opportunities for our associates that improve their capability to succeed in their current roles and achieve career growth to meet their aspirations. Growing People for Success is our fully integrated talent cycle that incorporates our performance and feedback process, career growth and development, and leadership behaviors model. We also conduct an annual mandatory compliance training campaign and offer a robust catalog of online learning and development videos designed to help associates build their skills. We were recognized by Comparably in 2024 for Best Company for Career Growth.
We are committed to accelerating the development of our leaders through various programs such as “Leadership Foundations,” “Leading through Change,” and our operations management training. These programs are designed to build capable and confident leaders that can lead and inspire in an ever-changing environment. In 2024, we facilitated the third cohort of “Peak,” an immersive six-month leadership development program for 25 high potential leaders. We also launched “Spark,” the next level leadership program focused on emerging leaders. In addition, we offered customized talent management solutions, including Stand Out assessments, leadership assimilations, team building activities, and more. This commitment to leadership development resulted in Invitation Homes being recognized by Comparably in 2024 as having the Best Company for Leadership.

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
Another component of our Total Value offering for associates is our holistic wellness program, which is designed to enhance mental, physical, and financial well-being. Health and safety programs and processes are also vitally important to the wellbeing of our associates, and we conduct monthly safety training for our maintenance associates and a regular driving safety training for our fleet drivers. We strive to drive continuous improvement in our health and safety performance by maintaining high standards for our health and safety compliance programs and reinforcing expectations with respect to safe behaviors and safety rules. We endeavor to ensure that our associates are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. We continually monitor the number of work-related injuries per 100 associates in a one-year period. New incidents are reported and evaluated for corrective action, and through continuous investment in health and safety, we strive to mitigate the risk of on-the-job injuries. Our 2024 incident rate was 3.39, compared to 3.39 in 2023 and 3.49 in 2022.
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
We believe it is critically important to maintain a corporate culture that demands integrity and reflects our ethical values. We are committed to operating at the highest ethical level and serving as a responsible fiduciary for our stockholders. We are committed to exercising and maintaining strong corporate governance practices, while integrating corporate responsibility and sustainability considerations into our decision-making processes. We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our directors, officers, and associates. Our Code of Conduct drives our daily decisions, demonstrating our commitment to be a responsible corporate citizen and a good business partner, and our actions are guided by our company’s core values. The Code of Conduct articulates these tenets and sets forth our principles, expectations, and guidelines for appropriate business behavior.
Code of Conduct
Our Code of Conduct is supported by company wide policies and programs and reinforced through regular associate training. Honesty and integrity are essential in our daily interactions with residents, fellow associates, vendors, suppliers, and other stakeholders. Our Code of Conduct outlines these key principles, including policies on conflicts of interest, gifts and entertainment, fraud, sanctions, outside activities, political contributions, and bribery and corruption. Any associate who violates the requirements of the Code of Conduct, or any of our other policies, is subject to disciplinary action up to and including termination.
Reporting Violations and Whistleblower Protection
Our confidential compliance hotline is critical to our ethics and compliance program. The hotline is available 24 hours a day, 365 days a year and is operated by a third-party compliance management provider, enabling automated and anonymous reporting. We have established a whistleblower policy, enabling associates to report concerns confidentially and anonymously. This policy includes comprehensive procedures for the receipt, retention, investigation, and treatment of reports. The reports are reviewed with our audit committee at meetings throughout the year. Our Code of Conduct provides that “neither our company, nor any director, officer, employee, contractor, subcontractor, or agent of the company will, directly or indirectly, discharge, demote, suspend, threaten, harass, or in any manner discriminate or retaliate against any person who, in good faith, makes a report or assists in investigating a report.”

Vendor Practices
We have adopted a Vendor Code of Conduct that extends our values to company vendors and highlights our commitment to ethical business practices, fair and safe labor conditions, the protection of human rights, sustainability, and regulatory compliance. This code defines the expectations we hold for our vendors to align with the standards we strive to uphold in every aspect of our operations.
Risk and Insurance
We maintain property, casualty, flood, and corporate-level insurance coverage related to our business, including general liability, business auto, umbrella, commercial crime, directors’ and officers’ liability, fiduciary liability, cyber liability, employment practices liability, and workers’ compensation insurance. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage, and industry practice. However, our insurance coverage is subject to deductibles and coverage exclusions, and we are self-insured up to the amount of such deductibles and exclusions. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Operations — Increasing property taxes, insurance costs, and HOA fees may negatively affect our financial results” and We may suffer losses that are not covered by insurance.”
Systems and Technology
Effective systems and technology are essential components of our business. To ensure scalability for continued growth of our portfolio of single-family homes for lease and our third-party management platform, we have made significant investments in various processes and systems including lease and property management, construction management, property and corporate accounting, asset management and data analysis. In addition to carefully monitoring our core platform, we consistently advance cloud-based digital technologies to benefit both our residents and our associates.
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
Competition
We face competition from different sources in each of our primary activities: acquiring and leasing our properties and providing property and asset management services for single-family homes. We believe our competitors in acquiring properties for investment purposes are larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified, individual investors, and small private investment partnerships looking for one-off acquisitions of investment properties that can either be leased or restored and sold. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs, and other sizable private institutional investors. These same competitors may also compete with us for residents and may provide property and asset management services similar to those that we provide. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio, and adversely impact our ability to achieve attractive total returns. However, we believe that our acquisition platform, our extensive in-market property operations infrastructure, and local expertise in our markets provide us with competitive advantages.
Inflation and Macroeconomic Conditions
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2024.
Additionally, increased interest rates, political dissension, and fluctuating global and United States economic conditions, geopolitical tensions, and other factors that are beyond our control could negatively affect our business and financial condition.
Mandated and proposed tariffs to be imposed by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Regulation
General
Our business operations and properties are subject to various federal, state, and local laws, regulations, ordinances, and rules, as well as covenants, some of which may conflict with one another or have limited judicial or regulatory interpretations. We seek to comply in all material respects with such laws, regulations, ordinances, rules, and covenants, and we also require that our residents agree to do the same under their leases with us.
In light of the recent change in administration in the United States, there is considerable uncertainty and potential conflict regarding and among existing laws, judicial orders and bans, new presidential executive orders, regulatory frameworks, leadership changes, and enforcement priorities and strategies, further complicating compliance with such laws, orders and regulations.
Fair Housing Act
The Fair Housing Act (“FHA”) and its state law counterparts and the regulations promulgated by the United States Department of Housing and Urban Development and various state agencies prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status (including children under the age of 18 living with parents or legal custodians, pregnant women, and people in the process of adopting a child or securing custody of children under the age of 18), disability or, in some states, financial capability and veteran status, among other protected classes. We train our associates on a regular basis regarding such laws and regulations and we believe that our properties are in substantial compliance with the FHA and other such regulations.

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
Residential Housing Legislation and Regulations
Legislative and regulatory efforts across the United States have increasingly focused on addressing the shortage of residential housing and the rising cost of living. In response, some states and local jurisdictions have introduced or enacted regulations that limit landlords’ ability to screen applicants, raise rents, process evictions, or terminate leases.
We are closely monitoring developments related to such regulations. However, the timing and outcome of specific proposals or policies remain uncertain, as do their potential impacts on our operations.
Laws and Regulations Regarding Privacy and Data Protection
We are subject to a variety of laws and regulations that involve matters such as privacy, data protection, content, consumer protection, and other matters. These regulations include laws requiring holders of personal data to maintain safeguards and to take certain actions in response to a data breach. Data privacy and security at the state level remains an evolving landscape. We endeavor to comply with privacy laws and regulations applicable to us. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which came into effect on January 1, 2020, as amended by the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, governs the collection, use, disclosure, and security of information about California residents. It also requires us to, among other things, provide certain disclosures to California residents, promptly respond to certain consumer requests related to their data, and contractually impose certain obligations on vendors. Other states in the United States have either passed, proposed, or are considering similar laws and regulations to the CCPA and CPRA (such as the Nevada Privacy of Information Collected on the Internet from Consumers Act, which became effective on October 1, 2021, the Colorado Privacy Act and the Utah Consumer Privacy Act, which both became effective in 2023, and the Texas Data Privacy and Security Act, which became effective on July 1, 2024) which could impose similarly significant operational and legal obligations, potential liabilities and costs. Such laws and regulations are expected to vary from jurisdiction to jurisdiction, thus further increasing costs, operational and legal burdens, and the potential for liability on regulated entities. See Part I. Item 1A. “Risk Factors — Risks Related to Information Technology, Cybersecurity, and Data

Protection — Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.”
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
Our operating results are subject to risks generally incident to the ownership and rental of residential real estate, many of which are beyond our control, including, without limitation:
•fluctuating global and United States economic conditions, uncertainty in financial markets, and geopolitical tensions;
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
•changes in laws and regulations, including those that increase operating expenses or limit our ability to increase rental rates. See “Legal and Regulatory Related Risks — Eviction, tenant rights, rent control, and rent stabilization laws, and other similar laws and/or regulations that limit our ability to collect rent, enforce remedies for failure to pay rent, or increase rental rates may negatively impact our rental income and profitability;”
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
Inflation and other macroeconomic factors could adversely affect our business and financial results.
General economic conditions in the United States have fluctuated in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as fluctuating global and United States economic conditions (including elevated interest rates, political dissension, and labor shortfalls). Persistent inflation has adversely affected us by increasing the costs of products, materials, and labor needed to operate our business and could continue to adversely affect us in future periods. The effects of inflation on our financial condition and results of operations over the past few years are primarily related to increased operating costs for the procurement of goods and service, compensation of our associates, including benefits, and financing costs in the form of interest expense. Continued inflationary pressures could have a material impact on our results of operations in the future. In an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. High levels of inflation may also negatively impact consumer income and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.
Additionally, volatility in the financial markets and elevated interest rates could affect our ability to access the capital markets at a time when we desire, or need, to do so which could have an impact on our flexibility to pursue additional growth opportunities and maintain our desired level of revenue growth in the future.
Mandated and proposed tariffs to be imposed by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Current and potential impacts of climate change along with the increased risk of extreme weather events and natural disasters have caused significant increases in our property insurance premiums and may adversely affect the availability and terms of coverage in the future. See “Risks Related to our Business and Operations — We may suffer losses that are not covered by insurance.” Additionally, “social inflation” caused the cost of general liability claims to rise at a rate above general economic inflation, primarily due to a trend in increasing litigation costs related to unpredictable jury verdicts for plaintiffs seeking large monetary relief for their injuries. In general, these factors have put pressure on insurance premiums and made it more challenging to obtain appropriate insurance coverage at reasonable rates without the assumption of increasingly higher levels of self-retained risk.
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
Since commencing operations in 2012, we have grown rapidly, assembling a portfolio of 85,138 owned homes as of December 31, 2024 and providing property and asset management services to portfolio owners of single-family residential properties. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:
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
Many of the expenses associated with our business, such as property taxes, insurance, HOA fees, utilities, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by continued inflationary pressures, and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.
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
Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, persisting inflation, changing demographics, and changes in employment legislation. High unemployment levels and federal unemployment subsidies may adversely affect the labor force available to us or increased labor costs. In addition, we continue to experience disruptions from workforce turnover due to a scarcity of talent, as businesses compete for personnel, and rising labor costs. Many of our positions require specialized skill sets resulting in a longer than average time period to fill vacant positions. We are also experiencing and may continue to experience additional pressure due to labor shortages associated with the impact of continued elevated demand. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.
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
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our owned and managed properties. We face competition for residents from other lessors of single-family properties, apartment buildings, and condominium units. Competing properties may be newer, better located, and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. Additionally, we may fail to receive certain subsidies that we have received in the past, while some competing housing options may qualify for such government subsidies or other government subsidies, which may render the properties of our competitors as more accessible and therefore more attractive than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.
In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. Fluctuating global and United States economic conditions, uncertainty in financial markets (including due to bank failures), may materially negatively impact our residents, such as being unable to access their existing cash to fulfill their payment obligations to us due to future bank failures, and our business could be negatively impacted.
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
A general decline in business activity and demand for real estate transactions could adversely affect our ability to acquire or dispose of single-family homes on terms that are attractive or at all, which may be impacted in periods of elevated interest rates.

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
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our owned and managed properties. Our reputation, financial performance, and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them. We have been experiencing lower collections from residents with accounts receivable balances that are aged greater than 30 days, or bad debt, and we may experience higher resident turnover.
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
This strategy depends on the performance of our counterparties and the ability of homebuilders to develop new homes specifically for our purchase. We rely on builder counterparties to acquire land suitable for residential building in our markets and to deliver quality homes at reasonable prices in a timely manner, in accordance with agreed to specifications. A failure of builder counterparties to perform in accordance with the terms of our agreements, could have a material adverse effect on our business. Further, poor performance by homebuilder counterparties may reflect poorly on us and could damage our reputation. Governmental laws, regulations, and zoning requirements may be imposed that restrict our ability to purchase homes from third-party homebuilders that are intended for rental purposes in areas where we would like to invest.
Managing newly constructed communities presents specific risks to our business, such as the inability to lease newly-constructed rental homes at anticipated rates, resulting in underperformance of investment returns. Factors such as adverse site selection, inclement weather delaying construction or occupancy, and other risks can exacerbate these challenges. Failure to achieve occupancy or rental income targets for newly constructed communities may adversely impact our growth and results of operations.

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
We attempt to ensure that our properties are adequately insured to cover casualty losses. However, there are certain losses, including losses from floods, fires, earthquakes, wind, hail, pollution, acts of war, acts of terrorism or riots, certain environmental hazards, and security breaches for which we may self-insure or which may not always or generally be insured against because it may not be deemed economically feasible or prudent to do so. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In particular, a number of our properties are located in areas that are known to be subject to increased earthquake activity, fires, or wind and/or flood risk. For example, in 2024, various parts of the United States and our properties in Texas, Florida, Atlanta, and the Carolinas were impacted by Hurricanes Beryl, Debby, Helene, and Milton, as well as by wildfires in California and other geographies. Any and all such severe weather events may be exacerbated by global climate change, resulting in increased insurance premiums and deductibles, or a decrease in the availability of coverage. See “Risks Related to Sustainability, Corporate Responsibility, and Governance — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.” While we have annual policies for earthquakes, hurricane, and/or flood risk, our properties may nonetheless incur casualty losses that are not fully covered by insurance. In such an event, the value of the affected properties would be reduced by the amount of any such uninsured loss, and we could experience a significant loss of capital invested and potential revenues in such properties and could potentially remain obligated under any recourse debt associated with such properties. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might also keep us from using insurance proceeds to replace or renovate a particular property after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position in the damaged or destroyed property. Any such losses could adversely affect us and cause the value of our common stock to decline. There can be no assurance that we are adequately insured to protect against potential casualty losses and liabilities, and we may elect to self-insure against certain potential losses, accept higher deductibles, utilize an insurance captive, or reduce the amount of coverage in response to excessive insurance premium increases.
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
We may not be able to operate our business successfully or generate sufficient cash flows to make or sustain distributions to our stockholders.
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
Rental homes are subject to various federal, state, and local laws and regulatory requirements, including permitting, licensing, and zoning requirements, some of which may conflict with one another or have limited judicial or regulatory interpretations. In light of the recent change in administration in the United States, there is considerable uncertainty and potential conflict regarding and among existing laws, judicial orders and bans, new presidential executive orders, regulatory frameworks, leadership changes, and enforcement priorities and strategies, further complicating regulatory compliance. A disparity between federal and state regulations increases the likelihood of heightened state regulatory risk, as compliance with federal standards may not fully align with more stringent or divergent state-level requirements.
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
For example, in 2019, the state of California passed the Tenant Protection Act of 2019, a rent control law which limits our ability to increase rental rates for existing residents and put into place protections for the terminations of tenancies. This law has negatively impacted our rental income from certain of the 11,453 homes we own in California as of December 31, 2024, and may continue to do so.
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
In August 2021, the Federal Trade Commission (“FTC”) initiated an investigation into certain of our business practices, focusing on our general operations and practices during the COVID-19 pandemic. After fully cooperating with the inquiry and engaging in extensive negotiations, we entered into a stipulated order with the FTC in September 2024, resolving all aspects of the investigation without any admission of liability and agreeing to $48.0 million in monetary relief.
Separately, in July 2024, we reached a settlement agreement in the legal dispute City of San Diego et al v. Invitation Homes, Inc., which fully released INVH without any admission of liability. In October 2024, $20.0 million from the settlement was disbursed to the plaintiffs.
While we are not currently involved in any legal or regulatory proceedings that we expect to have a material adverse effect on our business, results of operations, or financial condition, such proceedings have imposed, and may in the future impose, on us significant litigation expenses, including settlements to avoid continued litigation or judgments for damages or injunctions.
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

We currently use limited traditional and generative AI solutions for certain marketing, administrative, and other functions. We may incorporate additional generative AI solutions into our information systems in the future and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and generative AI, creates opportunities for the potential loss or misuse of personal data that we use in our business operations. Unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media, or storage devices may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. Generative AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. Our competitors or other third parties may incorporate generative AI into their information systems and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
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
There are a number of legislative proposals at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various continuously evolving and new federal and state privacy and data security laws, such as the California Consumer Privacy Act, further expanded by the California Privacy Rights Act, Nevada Privacy Law, the Colorado Privacy Act, the Utah Consumer Privacy Act, and the Texas Data Privacy and Security Act, or other legal and regulatory standards create data privacy rights for users, including more ability to control how their data is shared with third parties. These laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, require significant management time and attention, and subject us to remedies that may harm our business, including fines and other sanctions resulting from any related breaches of data privacy regulations or demands or orders that we modify or cease existing business practices.
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
Risks Related to Sustainability, Corporate Responsibility, and Governance
Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business.
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
We are subject to evolving, complex, and sometimes, inconsistent disclosure obligations promulgated by governmental and regulatory organizations relating to sustainability. In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. On February 11, 2025, SEC Acting Chairman Mark T. Uyeda released a public statement and notified the United States Court of Appeals for the Eighth Circuit (where the challenges are consolidated) to hold off scheduling the case for argument to provide time for the SEC to further deliberate and determine next steps. Therefore, the timing of the effectiveness of these disclosure requirements is uncertain. We are currently assessing the effect of new rules on our consolidated financial statements and related disclosures. Additionally, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026, though the Governor of California has directed further consideration of the implementation deadlines for each of the laws. Both laws have been challenged in federal court. Unless legal challenges to the foregoing new rules prevail or they are otherwise modified prior to effective dates or the effective dates are delayed, we will become subject to the rules as adopted, and they could significantly increase compliance burdens and associated regulatory costs and complexity.
Regulatory requirements related to sustainability matters continue to evolve and any assessment of the potential impact of future climate change legislation, regulations, or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change.
We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather.
Natural disasters, severe weather such as earthquakes, tornadoes, hurricanes, wind, floods, droughts, and wildfires may result in significant damage to our properties. The extent of our casualty losses and loss of income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. Additional consequences of severe weather could include increased insurance premiums and deductibles or a decrease in the availability of coverage. See “Risks Related to Our Business and Operations — We may suffer losses that are not covered by insurance.”
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
Compliance with evolving environmental laws or regulations or stricter interpretation of such laws may require material expenditures by us. We are subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, proximity to power lines, or other issues. We cannot assure you that future laws, ordinances, or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by the activities of residents, existing conditions of the land, operations in the vicinity of the properties, or the activities of unrelated third parties. In addition, we may be required to comply with various local, state, and federal fire, health, life-safety, and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability, or other sanctions.
We are subject to increasing scrutiny from investors and others regarding our sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate attraction and retention, and ability to raise capital.
Investor advocacy groups, certain institutional investors, investment funds, other market participants, and stakeholders have focused increasingly on sustainability practices of companies, including those associated with climate change. These parties have placed increased importance on the implications of the social cost of their investments. If our sustainability practices do not meet investor or other industry stakeholder expectations and standards (including any third-party ratings used by stakeholders), which continue to evolve, our reputation, our ability to attract or retain associates, our ability to access capital, and our attractiveness as an investment or business partner could be negatively affected. Any sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental initiatives, associate health and safety practices, human capital management, product quality, and supply chain management. If our sustainability practices do not meet investor or other stakeholder expectations and standards, we could also incur additional costs and require additional resources to monitor, report, and comply with various sustainability practices.
Conversely, “anti-ESG” sentiment has gained momentum across the United States. We could be criticized by “anti-ESG” stakeholders for our sustainability initiatives or become the subject of adverse media campaigns. Moreover, several states have enacted or proposed “anti-ESG” policies or legislation. For example, boycott bills in certain states target financial institutions that are perceived as “boycotting” or “discriminating against” companies in certain industries and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions. In addition, certain states now require that relevant state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of environmental, social, and governance factors. Failure to successfully manage divergent expectations across stakeholders could erode stakeholder trust, impact our reputation, and adversely affect our business.
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
As of December 31, 2024 we had $8,287.2 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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

Our access to additional third-party sources of financing will depend, in part, on:
•fluctuating global and United States economic conditions, uncertainty in financial markets (including due to bank failures), and geopolitical tensions;
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
We have and may continue to utilize non-recourse long-term mortgage loans relating to pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification. Mortgage loans may expose us to certain risks not prevalent in other debt financings. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. Current fluctuating macroeconomic conditions, including inflation, elevated interest rates, slower growth, economic uncertainty, and a general decline in business activity, have caused dislocations, illiquidity, and volatility in the market for asset-backed securities and mortgage-backed securities, as well as disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions of the securitization market could preclude our ability to use mortgage loans as a financing source or could render it an inefficient source of financing, making us more dependent on alternative sourcing of financing that might not be as favorable as mortgage loans in otherwise favorable markets. In addition, in the United States and elsewhere, there is now increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in a raft of measures for increased regulation which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these factors could limit our access to mortgage loans as a source of financing. The inability to consummate mortgage loans to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
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
Borrowings under our debt instruments totaling $3,045.0 million as of December 31, 2024, bear interest at variable rates and expose us to interest rate risk. Following a series of increases to combat inflation beginning in March 2022, the United States Federal Reserve began reducing short-term interest rates in September 2024. However, despite these reductions, long-term interest rates have remained elevated, driven by broader market factors. Elevated interest rates could lead to the increases in debt service obligations on our variable rate indebtedness even though the amount borrowed remained the same, and our earnings and cash flows could correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and

Capital Resources” for more information), each 100 bps increase or decrease on our floating rate indebtedness would result in an estimated increase or decrease of $7.2 million in annual interest expense.
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
We may face risks in connection with Section 1031 exchanges.
We may dispose of real property in a transaction intended to qualify as a like-kind exchange under Section 1031 of the Code (“Section 1031 Exchange”). As a result, we may not have immediate access to the cash proceeds that are required to be held by an intermediary. In addition, if a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of real property on a tax-deferred basis.

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
Information technology and data security, particularly cybersecurity, are areas of focus for our board of directors and its audit committee. We employ a multi-layered security model that leverages risk-based controls with a focus on protecting our residents’ and associates’ data. We follow a cloud-first approach to enable efficient scaling, robust business continuity, and access to the latest technology innovations.

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
•independent strategy consultation on enhancement items and processes for cybersecurity tabletop exercises;
•robust information security training program that includes annual information security training for all associates, as well as additional role-specific information security training; and
•cyber incident response plan that provides controls and procedures for timely and accurate reporting of any material cybersecurity incident to executive leadership and our board of directors.
We assess our cybersecurity risk management program at least annually and regularly review our cyber incident response plan. Our processes and policies also include the identification of those third-party relationships which have the greatest potential to expose us to cybersecurity threats. We also partner with industry leading third parties for regular security audits to ensure we view cybersecurity with a holistic perspective.
Our cybersecurity risk management processes are a key element of our Enterprise Risk Management (“ERM”) process, which is designed to identify and evaluate the full range of significant risks to our business and operations. As part of our ERM program, our functional and operations departments identify and manage enterprise risks on an annual cycle. The process consists of structured reviews, discussions, and mitigation planning and includes risks identified by our Cybersecurity Governance Committee and information technology and cybersecurity functions as part of the overall review of significant enterprise risks. The top ERM risks are compiled annually and shared with the audit committee of the board of directors as well as the full board of directors. In addition, internal audit incorporates these risks into its continuous risk assessment process.
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
Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and intrusions, and other events of varying degrees. To date, we have not experienced a material security breach, nor are we aware of any third-party outside service providers that have experienced a cybersecurity breach. As a result, we have not incurred any significant expenses from information security breaches or any penalties or settlements related to the same. As of December 31, 2024, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, our results of operations, or our financial condition. For a discussion of risks from cybersecurity threats that could materially affect us, please see Part I. Item 1A. “Risk Factors — Risks Related to Information Technology, Cybersecurity, and Data Protection.”
Governance
Since August 2020, our Vice President, Chief Information Security Officer (“CISO”) has led a team of information security professionals who have the first line responsibility for our cybersecurity risk management processes and activities. Our CISO has more than 20 years of experience as an information security leader responsible for assessing and managing cybersecurity programs. He reports directly to our Executive Vice President, Chief Information and Digital Officer, who

reports to our Chief Executive Officer, has over 25 years of experience managing global information technology operations, including strategy, application, infrastructure, information security, support, and execution.
In performing his role, our CISO regularly performs the following: review of enterprise cybersecurity risks, controls, program policy, processes, and training; oversight of policy and program development, implementation, and updates; and information to senior leadership about cybersecurity-related issues and activities affecting the organization. Our CISO is regularly apprised of enterprise cybersecurity events, threats, and activities, including with respect to incidents, protection vulnerabilities, software update needs, and lifecycle status. He possesses a deep understanding of evolving cybersecurity threats, technologies, and industry best practices to identify cybersecurity risks and threats and assess and guide mitigation strategies effectively. Relevant cyber certifications include Certified Information Systems Security Professional and Certified Information Security Manager.
Certifications of our cybersecurity professionals include, but are not limited to: Certified Information Systems Security Professionals from the International Information System Security Certification Consortium; Certified Information Security Manager from Information Systems Audit and Control Association; and focused training/certifications from security vendors on the applications utilized in the management of our cybersecurity program. The certifications mentioned above are accompanied by multiple years of direct experience in cybersecurity which provide the framework for the team’s continuous learning of new technologies, processes, trends, and concepts, with additional training obtained through relevant cybersecurity focused conferences.
We have implemented a robust cybersecurity risk governance model, including the formation of the Cybersecurity Governance Committee chaired by our CISO and composed of key leaders from stakeholder groups throughout our company including our President and Chief Operating Officer, Chief Legal Officer, Chief Compliance Officer, and the head of internal audit, along with other senior members of management. Experience of key members of the committee includes:
•Our President and Chief Operating Officer, who joined the Company as Chief Operating Officer in November 2017 and has served in his current role since March 2023, has over 25 years of commercial and strategic leadership experience. He excels at identifying and mitigating operational risks, including cybersecurity threats that could disrupt critical business processes. His contributions to the Cybersecurity Governance Committee include aligning cybersecurity initiatives with broader business strategies and ensuring cybersecurity considerations are integrated into information technology infrastructure and operations.
•Our Chief Legal Officer, serving since August 2015, brings extensive experience as the top legal executive across various organizations. At Invitation Homes, he oversees all legal and regulatory affairs, including direct supervision of the risk management department. His expertise includes advising on governance frameworks, supporting board oversight of cybersecurity risk management, and addressing litigation trends and risks associated with cybersecurity breaches.
•Our Chief Compliance Officer, who joined the Company in July 2016 and has served in her current role since July 2024, is an experienced public company counsel with over 20 years of combined private practice and in-house experience. She provides expertise in SEC regulations and disclosure requirements, including cybersecurity-related guidance, and ensures compliance with legal standards for disclosing material cybersecurity risks and incidents. In collaboration with internal audit, she helps oversee our ERM program to align cybersecurity initiatives with broader business strategies. She also brings a thorough understanding of breach notification requirements and regulatory responses to cybersecurity incidents.
•Our Vice President of Internal Audit, serving since November 2017, brings specialized expertise in identifying internal threats and potential fraud related to cybersecurity through advanced audit techniques. She is skilled in aligning cybersecurity risk assessments with our ERM framework and monitoring the implementation of cybersecurity audit recommendations to ensure their effectiveness over time.
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

ITEM 2. PROPERTIES
Our headquarters are located in Dallas, Texas at 5420 LBJ Freeway, Suite 600.
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
Holders
As of February 26, 2025, there were 41 holders of record of 612,689,592 shares of common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For the years ended December 31, 2024 and 2023, dividends per share held for the entire year were estimated to be taxable as follows:

	2024		2023
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income	$0.80	70.8%	$0.97	73.5%
Capital gains(2)	0.26	23.0%	0.28	21.2%
Unrecaptured Section 1250(2)	0.07	6.2%	0.07	5.3%
Total	$1.13	100.0%	$1.32	100.0%

(1)Amounts are displayed in actual dollars per share; all section references are to the Code unless otherwise specified. Pursuant to Section 857(b)(9), cash dividends paid in January with a record date in December of the prior year are treated as received by stockholders in the prior year to the extent of the Company’s earnings and profits. For a complete understanding of dividend taxability, stockholders must consult their Form 1099-DIV or speak with their tax advisor.
(2)Capital gains and unrecaptured Section 1250 gain are designated as a capital gain dividend in accordance with Section 857(b)(3)(B), as redesignated by the Tax Cuts and Jobs Act, Pub. L. No. 115-97, §13001(b).

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on December 31, 2019 for (1) our common stock, (2) the S&P 500 Total Return Index, and (3) the MSCI US REIT (RMS) Total Return Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

Comparison of Cumulative Total Returns
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Invitation Homes Inc.
S&P 500 Index
MSCI US REIT Index

	Cumulative Total Returns as of
	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Invitation Homes Inc.	100.00	101.19	157.43	105.41	126.19	122.25
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
MSCI US REIT Index	100.00	92.43	132.23	99.82	113.54	123.47
Repurchases of Equity Securities
We made no repurchases of our common stock during the three months ended December 31, 2024.

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
For similar operating and financial data and discussion of our results for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on February 21, 2024 (the “2023 10-K”). The sections entitled “Result of Operations — Year Ended December 31, 2023 Compared to Year Ended December 31, 2022” and “Cash Flows — Year Ended December 31, 2023 Compared to Year Ended December 31, 2022” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our 2023 10-K are incorporated herein by reference.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of December 31, 2024, we wholly own 85,138 homes for lease, jointly own 7,622 homes for lease, and provide professional third-party property and asset management services for an additional 17,678 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
We operate in markets with strong demand drivers, high barriers to entry, and high rent growth potential, primarily in the Western United States, Florida, and the Southeast United States. Through disciplined market and asset selection, as well as through strategic mergers and acquisitions, we designed our wholly and jointly owned portfolios to capture the operating benefits of local density as well as economies of scale that we believe cannot be readily replicated. Since our founding in 2012, we have built a proven, vertically integrated operating platform that enables us to effectively and efficiently acquire, renovate, lease, maintain, and manage both the homes we own and those we manage on behalf of others.
The portfolio of homes we own average approximately 1,880 square feet with three to four bedrooms and two bathrooms, appealing to a resident base that we believe is less transitory than a typical multifamily resident. We invest in the upfront renovation of homes in our portfolio in order to address capital needs, reduce ongoing maintenance costs, and drive resident demand.
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, while at the same time advancing efforts that make our company more innovative and our processes more sustainable. Sustainability is an important part of our strategic business objectives and is critical to our long-term success.
Our commitment to high-touch customer service continuously enhances residents’ living experiences and provides homes where individuals and families can thrive. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 core markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide clean, safe, and functional homes for them and their loved ones. In turn, we focus on ensuring that our associates are fairly compensated and that we provide a culture that values respect, opportunity, and belonging. We also place a strong emphasis on the impact we have in our communities and to the environment in general, and we continue to develop programs that demonstrate those commitments. In addition, we ensure that we operate under strong, well-defined governance practices and adhere to the highest ethical standards at all times.

Impact of Macroeconomic Trends
General economic conditions in the United States have fluctuated in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as inflation, elevated interest rates, political dissension, and labor shortfalls. Such macroeconomic factors coupled with uncertainty in financial markets, and a general decline in business activity and/or consumer confidence could adversely affect (i) our occupancy levels, our rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, bank failures, and other unfavorable global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other macroeconomic factors.
Mandated and proposed tariffs to be imposed by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
While the degree to which we may continue to be affected by these macroeconomic challenges largely depends on the nature and duration of uncertain and unpredictable events, we believe that we are well suited to endure a shifting macroeconomic environment due to our diversification and resiliency. For further discussion of risks related to general economic conditions, see Part I. Item 1A. “Risk Factors — Risks Related to Our Business Environment and Industry — Our operating results are subject to general economic conditions and risks associated with our real estate assets.”
Climate Change
Potential consequences of global climate change may range from more frequent extreme weather events to governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to disrupt our business as well as negatively affect our suppliers, contractors, and residents. Experiencing or addressing the various physical, regulatory, and transition risks from climate change may significantly reduce our revenues and profitability or cause us to generate losses. We are subject to evolving laws and regulations relating to climate change, promulgated by governmental and regulatory organizations, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting GHG emissions and the implementation of “green” building codes. In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. On February 11, 2025, SEC Acting Chairman Mark T. Uyeda released a public statement and notified the United States Court of Appeals for the Eighth Circuit (where the challenges are consolidated) to hold off scheduling the case for argument to provide time for the SEC to further deliberate and determine next steps. Therefore, the timing of the effectiveness of these disclosure requirements is uncertain. We are currently assessing the effect of new rules on our consolidated financial statements and related disclosures. Additionally, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026, though the Governor of California has directed further consideration of the implementation deadlines for each of the laws. Both laws have been challenged in federal court. Unless legal challenges to the foregoing new rules prevail or they are otherwise modified prior to effective dates or the effective dates are delayed, we will become subject to the rules as adopted, and they could significantly increase compliance burdens and associated regulatory costs and complexity. Disclosure obligations relating to sustainability matters are complex and not always consistent, making compliance difficult and uncertain.
Evolving laws and regulations or any changed interpretation of such laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs. Incorporating greater resource efficiency into our homes, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions or undertaken to satisfy demand from increasingly environmentally conscious residents or to meet our own sustainability goals, could raise our costs to maintain our homes. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our homes’ resource efficiency can make them less attractive to municipalities and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions. Additionally, choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors. If we fail to manage transition risks effectively, our profitability and cash flow could suffer.
We intend to continue to research, evaluate, and utilize new or improved products and business practices consistent with our sustainability commitment. We believe our initiatives in this area can help put us in a better position to comply with evolving regulations directed at addressing climate change and similar environmental concerns and to meet growing resident demand for resource-efficient homes, as further discussed in Part I. Item 1. “Business — Sustainability and Corporate Responsibility.”
We recognize that climate change could have a significant impact on our portfolio of homes located in a variety of markets across the United States and that an increase in the number of acute weather events, natural disasters, and other climate-related events could significantly impact our business, operations, and homes. We actively consider physical risks such as the potential for natural disasters such as hurricanes, floods, droughts, and wildfires when assessing our portfolio of homes and our business processes. Such extreme climate related events are driving changes in market dynamics and stakeholder expectations and could result in disruptions to us, our suppliers, vendors, and residents. We recognize that we must continue to adapt our policies, objectives, and processes to prepare for such events and improve the resiliency of our physical properties and our business.
Our management and the board of directors are focused on managing our business risks, including climate change-related risks. The process to identify, manage, and integrate climate-change risk is part of our comprehensive enterprise risk management program. Our board of directors, through its Audit Committee and Nominating and Corporate Governance Committee, is responsible for oversight of our management of risks related to environmental issues, climate related risks, and social issues. Our executive leadership regularly reports to the board of directors and the relevant committees on these risk areas and our initiatives for managing and mitigating these risks. By taking a proactive approach to climate-related risk, we aim to remain well-prepared for various climate scenarios, supporting our commitment to transparency and effective risk management. For more information on risks related to climate change, see Part I. Item 1A. “Risk Factors — Risks Related to Sustainability, Corporate Responsibility, and Governance — Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business, — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather, and — We are subject to increasing scrutiny from investors and others regarding our sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate attraction and retention, and ability to raise capital.”
Other Matters
In January 2023, we received an inquiry from the staff of the SEC requesting information relating to our compliance with building codes and permitting requirements, related policies and procedures, and other matters. We are in the process of responding to, and cooperating with, this request. We cannot currently predict the timing, outcome, or scope of this inquiry.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2024 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,326	96.5%	$3,085	$1.81	11.1%
Northern California	4,127	97.5%	2,720	1.72	5.8%
Seattle	3,957	97.3%	2,863	1.49	5.8%
Phoenix	9,246	97.0%	2,049	1.21	9.7%
Las Vegas	3,405	96.7%	2,192	1.12	3.8%
Denver	2,728	96.8%	2,547	1.39	3.4%
Western United States Subtotal	30,789	96.9%	2,553	1.46	39.6%

Florida:
South Florida	8,180	96.4%	3,015	1.61	12.1%
Tampa	9,543	94.0%	2,286	1.21	10.6%
Orlando	6,794	96.2%	2,232	1.19	7.6%
Jacksonville	2,005	96.8%	2,171	1.09	2.2%
Florida Subtotal	26,522	95.4%	2,494	1.32	32.5%

Southeast United States:
Atlanta	12,623	95.3%	2,030	0.98	12.6%
Carolinas	6,005	94.6%	2,047	0.96	5.5%
Southeast United States Subtotal	18,628	95.1%	2,036	0.98	18.1%

Texas:
Houston	2,347	95.0%	1,915	0.96	2.2%
Dallas	3,158	93.6%	2,248	1.09	3.4%
Texas Subtotal	5,505	94.0%	2,103	1.04	5.6%

Midwest United States:
Chicago	2,468	96.9%	2,381	1.48	2.8%
Minneapolis	1,061	95.9%	2,308	1.18	1.2%
Midwest United States Subtotal	3,529	96.6%	2,359	1.38	4.0%

Other(5):	165	46.9%	2,068	1.04	0.2%

Total / Average	85,138	95.8%	$2,387	$1.27	100.0%
Same Store Total / Average	76,601	97.3%	$2,392	$1.28	92.0%

(1)As of December 31, 2024.
(2)Represents average occupancy for the year ended December 31, 2024.
(3)Represents average monthly rent for the year ended December 31, 2024.
(4)Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2024.
(5)Represents homes located outside of our 16 core markets as of December 31, 2024, including 161 homes located in Nashville and 4 homes located in other markets that are generally being held for sale.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including elevated interest rates, political dissension, and labor shortfalls. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (loss) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 72.1% of our rental revenues and other property income during the year ended December 31, 2024. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook, including the impact of elevated interest rates, political dissension, and labor shortfalls which could adversely affect demand for our properties.
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
Property Acquisitions and Renovations: Future growth in rental revenues and other property income may be impacted by our ability to identify and acquire homes, our pace of property acquisitions, and the time and cost required to renovate and lease a newly acquired home. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. All of these factors may be negatively impacted by current inflationary trends and elevated interest rates, potentially reducing the number of homes we acquire.
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, whether the property was vacant when acquired, and whether there are any state or local restrictions on our ability to complete renovations as an essential business function. Additionally, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business have increased the time required to renovate our homes. As a result of recent inflationary trends, we have experienced, and expect to continue to incur, increased costs for certain materials and services necessary to renovate our homes. We continue to actively manage the impact of inflation on the cost of renovations, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
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
Macroeconomics Conditions: Inflation, elevated interest rates, political dissension, and adverse global economic conditions could negatively affect our business and financial condition. Mandated and proposed tariffs to be imposed by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) rent and non-refundable deposits associated with pets; (iii) revenues from value-add services such as smart homes, internet and media packages, home liability insurance, and HVAC replacement filters; and (iv) various other fees, including late fees and lease termination fees, among others.
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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth a comparison of the results of operations for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Revenues:
Rental revenues and other property income	$2,548,964	$2,418,631	$130,333	5.4%
Management fee revenues	69,978	13,647	56,331	412.8%
Total revenues	2,618,942	2,432,278	186,664	7.7%

Expenses:
Property operating and maintenance	935,273	880,335	54,938	6.2%
Property management expense	137,490	95,809	41,681	43.5%
General and administrative	90,612	82,344	8,268	10.0%
Interest expense	366,070	333,457	32,613	9.8%
Depreciation and amortization	714,326	674,287	40,039	5.9%
Casualty losses, impairment, and other	82,925	8,596	74,329	864.7%
Total expenses	2,326,696	2,074,828	251,868	12.1%

Gains on investments in equity and other securities, net	1,046	350	696	198.9%
Other, net	(54,032)	(2,435)	(51,597)	N/M
Gain on sale of property, net of tax	244,550	183,540	61,010	33.2%
Losses from investments in unconsolidated joint ventures	(28,445)	(17,877)	(10,568)	(59.1)%

Net income	$455,365	$521,028	$(65,663)	(12.6)%
Portfolio Information
As of December 31, 2024 and 2023, we owned 85,138 and 84,567 single-family rental homes, respectively, in our total portfolio. During the years ended December 31, 2024 and 2023, we acquired 2,072 and 2,877 homes, respectively, and sold 1,501 and 1,423 homes, respectively. During the years ended December 31, 2024 and 2023, we owned an average of 84,718 and 83,722 single-family rental homes, respectively.
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
As of December 31, 2024, our Same Store portfolio consisted of 76,601 single-family rental homes.
Revenues
For the years ended December 31, 2024 and 2023, total revenues were $2,618.9 million and $2,432.3 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the years ended December 31, 2024 and 2023, total portfolio rental revenues and other property income totaled $2,549.0 million and $2,418.6 million, respectively, an increase of 5.4%, driven by an increase in average monthly rent per occupied home and a 996 home increase between periods in the average number of homes owned, partially offset by a 80 bps reduction in average occupancy.
Average occupancy for the years ended December 31, 2024 and 2023 for the total portfolio was 95.8% and 96.6%, respectively. Average monthly rent per occupied home for the total portfolio for the years ended December 31, 2024 and 2023 was $2,387 and $2,303, respectively, a 3.6% increase. For our Same Store portfolio, average occupancy was 97.3% and 97.4% for the years ended December 31, 2024 and 2023, respectively, and average monthly rent per occupied home for the years ended December 31, 2024 and 2023 was $2,392 and $2,303, respectively, a 3.9% increase.

The annual turnover rate for the Same Store portfolio for the years ended December 31, 2024 and 2023 was 22.6% and 24.3%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 40 and 38 days between residents for the years ended December 31, 2024 and 2023, respectively.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.9% and 6.9% for the years ended December 31, 2024 and 2023, respectively, and new lease net effective rental rate growth for the total portfolio averaged 1.0% and 4.0% for the years ended December 31, 2024 and 2023, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.9% and 6.9% for the years ended December 31, 2024 and 2023, respectively, and new lease net effective rental rate growth averaged 1.0% and 4.0% for the years ended December 31, 2024 and 2023, respectively.
Other property income for the year ended December 31, 2024 increased compared to December 31, 2023, primarily due to enhanced value-add revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the years ended December 31, 2024 and 2023, management fee revenues totaled $70.0 million and $13.6 million, respectively. The increase is due to an increase in the number of homes for which we provide property and asset management services. As of December 31, 2024 and 2023, we provided property and asset management services for 25,300 and 3,848 homes, respectively, of which 7,622 and 3,848 homes, respectively, were owned by our unconsolidated joint ventures.
Expenses
For the years ended December 31, 2024 and 2023, total expenses were $2,326.7 million and $2,074.8 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the year ended December 31, 2024, property operating and maintenance expense increased to $935.3 million from $880.3 million for the year ended December 31, 2023. In addition to a 996 home increase between periods in the average number of homes owned, increases in property taxes, utilities, and property maintenance, resulted in the overall 6.2% net increase in property operating and maintenance expense.
Property management expense and general and administrative expense increased to $228.1 million from $178.2 million for the years ended December 31, 2024 and 2023, respectively, primarily due to increased personnel and other costs related to expansion of our property and asset management platform, including costs incurred to manage 25,300 and 3,848 homes as of December 31, 2024 and 2023, respectively.
Interest expense increased to $366.1 million for the year ended December 31, 2024 from $333.5 million for the year ended December 31, 2023. The increase in interest expense was primarily due to an 11 bps increase in our weighted average interest rate and an approximate $500.0 million increase in the average debt balance outstanding during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Depreciation and amortization expense increased to $714.3 million for the year ended December 31, 2024 from $674.3 million for the year ended December 31, 2023 due to a $529.6 million year over year increase in building and improvements related to an increase of 571 homes in the number of homes owned as of December 31, 2024 and 2023.
Casualty losses, impairment, and other expenses were $82.9 million and $8.6 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, casualty losses, impairment, and other expenses were comprised of net casualty losses of $82.4 million, including the recognition of $55.1 million for estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene, net of estimated insurance proceeds, additional storm activity unrelated to hurricanes during the year, and impairment losses of $0.5 million on our single-family residential properties. During the year ended December 31, 2023, impairment and other expenses were comprised of $8.2 million of net casualty losses and $0.4 million of impairment losses on our single-family residential properties.

Gains (Losses) on Investments in Equity and Other Securities, net
For the year ended December 31, 2024, $1.0 million of gains on investments in equity and other securities, net was comprised of a $1.6 million net realized gain from exercised warrants, partially offset by $0.6 million of net unrealized losses recognized since December 31, 2023 on investments held as of December 31, 2024. For the year ended December 31, 2023, $0.4 million gains on investments in equity and other securities, net was comprised of net unrealized gains recognized on investments held as of December 31, 2023.
Other, net
Other, net increased to $54.0 million of expense for the year ended December 31, 2024 from $2.4 million of expense for the year ended December 31, 2023, primarily due to settlement and other costs incurred in connection with the resolution of an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $244.6 million and $183.5 million for the years ended December 31, 2024 and 2023, respectively. An increase of 78 sold homes and an increase in the net proceeds per home sold for the year ended December 31, 2023 compared to the year ended December 31, 2024 were the drivers of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in earnings and/or losses from unconsolidated joint ventures was a net loss of $28.4 million and $17.9 million for the years ended December 31, 2024 and 2023, respectively. The increase in loss is primarily driven by a $8.1 million increase in our share of interest expense and a $2.9 million increase in our share of depreciation expense between the respective periods. These changes are a result of the formation of and commencement of operations in new joint ventures, cumulative capital expenditures, and an increase in the number of homes within our joint venture investments.
Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2024 and 2023 include unrestricted cash and cash equivalents of $174.5 million and $700.6 million, respectively, a 75.1% decrease primarily due to a $325.7 million net decrease in outstanding indebtedness between periods and $54.2 million of costs to acquire new financing.
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
As of December 31, 2024, $1,180.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027.
Public Offering
On September 26, 2024, in a public offering under our existing shelf registration statement, we issued $500.0 million aggregate principal amount of 4.88% Senior Notes which mature on February 1, 2035 (the “2035 Unsecured Notes”).

Mortgage Loan Repayment
In November 2024, we used unrestricted cash from the 2035 Unsecured Notes and cash on hand to make a voluntary prepayment of the then-outstanding balance of IH 2018-4, which resulted in a release of the loan’s collateral.
Interest Rate Swap Transactions
In September 2024, we amended certain interest rate swap agreements and entered into $1,400.0 million of new interest rate swap agreements which became active on December 31, 2024. As of December 31, 2024, our active swaps have a weighted average strike rate of 2.93%. We also have one forward starting swap which will become active July 9, 2025 and has a strike rate of 2.99%.
Investment in Joint Venture and New Property and Asset Management Agreements
As of December 31, 2024, we provided property and asset management services for 25,300 homes, of which 7,622 homes were owned by our unconsolidated joint ventures.
In November 2024, we entered into a new joint venture agreement pursuant to which we committed to make a $50.0 million investment to form a joint venture that will acquire newly-constructed homes and communities in high-growth markets.
On April 29, 2024, we entered into a new joint venture agreement pursuant to which we made an initial $37.5 million investment, representing a 7.2% ownership interest, in a portfolio of approximately 3,700 single-family residential properties. During the third quarter of 2024, we also began providing property and asset management services to those homes and approximately 700 additional homes owned by our joint venture partners.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of December 31, 2024 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$989,151	$933,652	4.23%	2.4	$—
Secured Term Loan(5)	403,046	403,046	3.59%	6.4	—
Total secured	1,392,197	$1,336,698	4.04%	3.6	—

Unsecured:
2024 Term Loan Facility(6)	$1,750,000		S +85 bps	4.7	$1,750,000
2022 Term Loan Facility(6)	725,000		S + 115 bps	4.5	725,000
Revolving Facility(6)	570,000		S + 78 bps	4.7	570,000
Unsecured Notes — May 2028	150,000		2.46%	3.4	—
Unsecured Notes — November 2028	600,000		2.30%	3.9	—
Unsecured Notes — August 2030	450,000		5.45%	5.6	—
Unsecured Notes — August 2031	650,000		2.00%	6.6	—
Unsecured Notes — April 2032	600,000		4.15%	7.3	—
Unsecured Notes — August 2033	350,000		5.50%	8.6	—
Unsecured Notes — January 2034	400,000		2.70%	9.0	—
Unsecured Notes — February 2035	500,000		4.88%	10.1
Unsecured Notes — May 2036	150,000		3.18%	11.4	—
Total unsecured(7)	6,895,000		3.90%	6.0	3,045,000

Total debt(7)	8,287,197		3.93%	5.6	$3,045,000
Unamortized discounts	(24,336)
Deferred financing costs, net	(60,559)
Total debt per balance sheet	8,202,302
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(235,649)
Deferred financing costs, net	60,559
Unamortized discounts	24,336
Net debt	$7,996,049

(1)For detailed information about and definition of each of our financing arrangements see Part IV. Item 15. “Financial Statements — Note 7 of Notes to Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part IV. Item 15. “Financial Statements — Note 8 of Notes to Consolidated Financial Statements.”
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
(6)As of December 31, 2024, interest rate is based on Term SOFR of 4.33% plus the applicable margin and a 0.10% credit spread adjustment.
(7)For unsecured debt and total debt, the weighted average interest rate is calculated based on December 31, 2024, Term SOFR of 4.33% adjusted for a 0.10% credit spread adjustment (Adjusted SOFR), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.

As part of our long-term debt strategy, our goal is to maintain or improve our credit ratings, and, over time, we generally intend to be a predominantly unsecured borrower with a target net debt of approximately 5.5 to 6.0 times trailing twelve months Adjusted EBITDAre (see “— Non-GAAP Measures — EBITDA, EBITDAre, and Adjusted EBITDAre”). To facilitate our long-term debt strategy we expect to seek to, among other things, (a) refinance a significant portion of our secured debt maturing in 2027 with unsecured debt, including potential unsecured bond issuances and/or (b) repay a portion of such debt. There can be no assurance that we will be successful in implementing our long-term debt strategy, improving our credit ratings, or adhering to our targets in the short or medium term or at all, or that we will not change our strategy or targets in the future. We may from time to time fall outside of our target ranges. In addition, we cannot assure you that we will be able to access the capital and credit markets to obtain additional unsecured debt financing or that we will be able to obtain financing on terms favorable to us. For further discussion of risks related to our indebtedness, see Part I. Item 1A. “Risk Factors — Risks Related to Our Indebtedness,” including “Risk Factors — Risks Related to Our Indebtedness — We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations.”
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
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a near-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of one of our joint ventures. We do not expect these guarantees to have a material current or future effect on our liquidity. See Part IV. Item 15. “Exhibits and Financial Statements of — Note 5 of Notes to Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.
General economic conditions in the United States have fluctuated in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as inflation, elevated interest rates, political dissension, and labor shortfalls. Fluctuating economic conditions and uncertainty in financial markets may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for our mortgage loan or for our secured term loan, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,180.0 million as of December 31, 2024.
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
Cash Flows
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Net cash provided by operating activities	$1,081,805	$1,107,088	$(25,283)	(2.3)%
Net cash used in investing activities	(465,870)	(773,552)	307,682	39.8%
Net cash provided by (used in) financing activities	(1,093,726)	110,021	(1,203,747)	N/M
Change in cash, cash equivalents, and restricted cash	$(477,791)	$443,557	$(921,348)	(207.7)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $1,081.8 million and $1,107.1 million for the years ended December 31, 2024 and 2023, respectively, a decrease of 2.3%. The decrease in cash provided by operating activities is primarily due to settlement costs of $77.0 million included in net income that resolved an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs. This decrease is partially offset by $36.4 million of unpaid estimated costs for hurricane related damages that are reflected in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2024.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in unconsolidated joint ventures. Net cash used in investing activities was $465.9 million and $773.6 million for the years ended December 31, 2024 and 2023, respectively, a decrease of $307.7 million. The decrease in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the year ended December 31, 2024 compared to the year ended December 31, 2023: (1) a decrease in cash used for the acquisition of homes; (2) an increase in cash proceeds received from the sale of single-family homes; (3) an increase in cash used for investments in joint ventures; and (4) an increase in cash provided from repayment proceeds from retained debt securities. Acquisition spend decreased by $234.0 million from period to period due to a decrease in the number of homes acquired from 2,877 during the year ended December 31, 2023 to 2,072 homes acquired during the year ended December 31, 2024. Proceeds from the sale of single-family homes increased $97.1 million due to an increase in the number of homes sold from 1,423 during the year ended December 31, 2023 to 1,501 homes sold during the year ended December 31, 2024 and an increase in average net proceeds per home. Cash invested in joint ventures increased $43.7 million from period to period as a result of the formation of new joint ventures during 2024.

Proceeds from repayment of retained debt securities increased $31.3 million from the year ended December 31, 2023 to the year ended December 31, 2024 due to the full repayment of IH 2018-4 during the year ended December 31, 2024.
Financing Activities
Net cash used in financing activities was $1,093.7 million for the year ended December 31, 2024 compared to net cash provided by financing activities of $110.0 million for the year ended December 31, 2023. The change between periods is primarily due to the following financing transactions. During the year ended December 31, 2024, we issued $494.3 million of unsecured notes, net of discount, and refinanced the 2020 Credit Facility. The proceeds were used to repay the existing credit facility and $645.7 million of mortgage loans, including the voluntary prepayment of the IH 2018-4 mortgage loan, and to fund $54.2 million of financing costs. During the year ended December 31, 2023, we issued $790.1 million of unsecured notes, net of discount, and used the proceeds to fund $7.8 million of financing costs and increase cash reserves for general corporate purposes. We also made dividend and distribution payments totaling $692.6 million during the year ended December 31, 2024 compared to $640.5 million during the year ended December 31, 2023, which were funded by cash flows from operations.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
For similar operating and financial data and discussion of our results for the year ended December 31, 2023 compared to the year ended December 31, 2022, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cash Flows” of our 2023 10-K.
Contractual Obligations
Our contractual obligations as of December 31, 2024, consist of the following:

($ in thousands)	Total	2025	2026-2027	2028-2029	Thereafter
Mortgage loans(1)(2)(3)	$1,091,138	$41,826	$1,049,312	$—	$—
Secured Term Loan(1)(2)(3)	496,188	14,460	28,921	28,961	423,846
Unsecured Notes(1)(2)(3)	4,884,356	139,110	278,220	1,007,148	3,459,878
Term Loan Facilities(1)(2)(3)(4)	3,098,580	134,763	269,525	2,694,292	—
Revolving Facility(1)(2)(3)(4)(5)	723,731	32,756	65,513	625,462	—
Derivative instruments(1)(6)	(89,684)	(25,660)	(47,570)	(16,454)	—
Purchase commitments(7)	634,742	443,879	190,863	—	—
Operating leases	28,142	4,402	7,761	5,281	10,698
Finance leases	9,488	3,147	5,634	707	—
Total	$10,876,681	$788,683	$1,848,179	$4,345,397	$3,894,422

(1)For detailed information about each of our financing arrangements and derivative instruments see Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements” and “— Note 8 of Notes to Consolidated Financial Statements.”
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of December 31, 2024.
(3)Interest is calculated at rates in effect as of December 31, 2024, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of December 31, 2024, Term SOFR was 4.33%.
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
(6)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of December 31, 2024, Term SOFR was 4.33%.

(7)Represents commitments, net of previously funded deposits, to acquire 2,172 homes, including commitments totaling $590.0 million to acquire 2,031 homes pursuant to binding purchase agreements with certain homebuilders as of December 31, 2024.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of December 31, 2024, our remaining equity commitments to our joint ventures total $177.0 million.
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
Critical accounting policies are those accounting estimates that management believes are important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our owned portfolio of approximately 85,000 single-family residential properties located primarily in 16 core markets across the United States as of December 31, 2024 . For a complete discussion of our accounting policy and other factors related to each category below, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”
•Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. The attributes and location of each home acquired are considered at the individual home level when determining the percentage of purchase price allocated to building and improvements versus land. As such, these allocation percentages vary based on the homes acquired during each reporting period. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2024 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by approximately $1.1 million.
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
The capitalized costs are depreciated on a straight-line basis over their estimated useful lives, which are reviewed on an annual basis. The weighted average useful lives range from 7 to 32 years. If the useful lives for costs capitalized during the year ended December 31, 2024 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $5.0 million.
•Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process whereby we assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no one information source or analysis being necessarily determinative. There have not been any significant process changes in our review for impairment during the current reporting period. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 10% decrease in the estimated fair value of those homes may have resulted in an increase in impairment expense of $0.4 million.
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold pursuant to GAAP requirements, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2024, 237 homes, approximately 0.3% of our portfolio, were held for sale, compared to 189 homes as of December 31, 2023. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2024 were 10% lower or higher, our impairment expense related to those properties would have changed by approximately $0.4 million.

Segment Reporting
Our principal business is acquiring, renovating, leasing, operating, and managing single-family residential properties. Under the provisions of ASC 280, Segment Reporting, we have determined that we currently operate in one reportable segment.
Our Chief Executive Officer is our chief operating decision maker (“CODM”). We concluded that we have one reportable segment based on the way our CODM regularly reviews internally reported financial information to evaluate performance, make operating decisions, and allocate resources at a consolidated level. Net income as reported on our consolidated statements of operations is a primary metric utilized by the CODM to analyze the performance of the segment, including budget versus actual performance, and to allocate resources.
Non-GAAP Measures
EBITDA, EBITDAre, and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense; income tax expense; depreciation and amortization; and adjustments for unconsolidated joint ventures. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre. Consistent with the Nareit definition, we define EBITDAre as EBITDA, further adjusted for the following: gain on sale of property, net of tax; and impairment on depreciated real estate investments. Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; severance; casualty (gains) losses, net; (gains) losses on investments in equity securities, net; and other income and expenses. Where appropriate, EBITDA, EBITDAre, and Adjusted EBITDA are adjusted for our share of investments in unconsolidated subsidiaries.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Net income available to common stockholders	$453,164	$518,774	$382,668
Net income available to participating securities	753	696	661
Non-controlling interests	1,448	1,558	1,470
Interest expense	366,070	333,457	304,092
Interest expense in unconsolidated joint ventures	26,333	18,255	3,581
Depreciation and amortization	714,326	674,287	638,114
Depreciation and amortization of investments in unconsolidated joint ventures	13,377	10,469	5,838
EBITDA	1,575,471	1,557,496	1,336,424
Gain on sale of property, net of tax	(244,550)	(183,540)	(90,699)
Impairment on depreciated real estate investments	506	427	310
Net (gain) loss on sale of investments in unconsolidated joint ventures	1,215	(1,668)	(865)
EBITDAre	1,332,642	1,372,715	1,245,170
Share-based compensation expense(1)	27,918	29,503	28,962
Severance expense	637	977	314
Casualty losses, net(2)	82,700	8,200	28,485
(Gains) losses on investments in equity and other securities, net	(1,046)	(350)	3,939
Other, net(3)	54,032	2,435	11,261
Adjusted EBITDAre	$1,496,883	$1,413,480	$1,318,131

(1)For the years ended December 31, 2024, 2023, and 2022, $5,830, $6,963, and $6,493, was recorded in property management expense, respectively, and $22,088, $22,540, and $22,469, was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures. The year ended December 31, 2024 includes $55,100 of estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene. The year ended December 31, 2022 includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.
(3)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; casualty losses, impairment, and other; gain on sale of property, net of tax; (gains) losses on investments in equity securities, net; other income and expenses; management fee revenues; and income (losses) from investments in unconsolidated joint ventures.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Net income available to common stockholders	$453,164	$518,774	$382,668
Net income available to participating securities	753	696	661
Non-controlling interests	1,448	1,558	1,470
Interest expense	366,070	333,457	304,092
Depreciation and amortization	714,326	674,287	638,114
Property management expense(1)	137,490	95,809	87,936
General and administrative(2)	90,612	82,344	74,025
Casualty losses, impairment, and other(3)	82,925	8,596	28,697
Gain on sale of property, net of tax	(244,550)	(183,540)	(90,699)
(Gains) losses on investments in equity and other securities, net	(1,046)	(350)	3,939
Other, net(4)	54,032	2,435	11,261
Management fee revenues	(69,978)	(13,647)	(11,480)
Losses from investments in unconsolidated joint ventures	28,445	17,877	9,606
NOI (total portfolio)	1,613,691	1,538,296	$1,440,290
Non-Same Store NOI	(113,290)	(104,116)
NOI (Same Store portfolio)(5)	$1,500,401	$1,434,180

(1)Includes $5,830, $6,963, and $6,493 of share-based compensation expense for the years ended December 31, 2024, 2023, and 2022, respectively.
(2)Includes $22,088, $22,540, and $22,469 of share-based compensation expense for the years ended December 31, 2024, 2023, and 2022, respectively.
(3)Includes our share from unconsolidated joint ventures. The year ended December 31, 2024 includes $55,100 of estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene. The year ended December 31, 2022 includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.
(4)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 76,601 homes for the years ended December 31, 2024 and 2023.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following (including adjustments for unconsolidated joint ventures, as applicable): non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; severance expense; casualty (gains) losses, net; and (gains) losses on investments in equity and other securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2024	2023	2022
Net income available to common stockholders	$453,164	$518,774	$382,668
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	753	696	661
Non-controlling interests	1,448	1,558	1,470
Depreciation and amortization on real estate assets	699,474	663,398	629,301
Impairment on depreciated real estate investments	506	427	310
Net gain on sale of previously depreciated investments in real estate	(244,550)	(183,540)	(90,699)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	14,479	8,704	4,907
FFO	925,274	1,010,017	928,618
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	44,681	36,069	24,326
Share-based compensation expense(2)	27,918	29,503	28,962
Legal settlements(3)	77,000	2,000	7,400
Severance expense	637	977	314
Casualty losses, net(1)(4)	82,700	8,200	28,485
(Gains) losses on investments in equity and other securities, net	(1,046)	(350)	3,939
Core FFO	1,157,164	1,086,416	1,022,044
Recurring capital expenditures(1)	(170,927)	(163,051)	(156,147)
Adjusted FFO	$986,237	$923,365	$865,897

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)(7)	613,631,617	613,288,708	611,112,396

Net income per common share — diluted(5)(6)(7)	$0.74	$0.85	$0.63

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)(7)	615,881,670	615,367,734	613,669,133
FFO per common share — diluted(5)(6)(7)	$1.50	$1.64	$1.51
Core FFO per common share — diluted(5)(6)(7)	$1.88	$1.77	$1.67
AFFO per common share — diluted(5)(6)(7)	$1.60	$1.50	$1.41

(1)Includes our share from unconsolidated joint ventures.
(2)For the years ended December 31, 2024, 2023, and 2022, $5,830, $6,963, and $6,493, was recorded in property management expense, respectively, and $22,088, $22,540, and $22,469, was recorded in general and administrative expense, respectively.
(3)The year ended December 31, 2024, includes $77,000 of settlement costs that resolved an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs. The year ended December 31, 2022, includes the estimated cost of a global settlement of a multistate putative class action regarding resident late fees.
(4)The year ended December 31, 2024 includes $55,100 of estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene. The year ended December 31, 2022 includes $24,000 of net estimated losses and damages related to Hurricanes Ian and Nicole.

(5)In connection with the Starwood Waypoint Homes (“SWH”) merger, we assumed certain convertible senior notes including $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 issued by SWH in January 2017 (the “2022 Convertible Notes”). On January 18, 2022, we settled the $141,490 outstanding principal balance of the 2022 Convertible Notes with the issuance of 6,216,261 shares of our common stock. For the year ended December 31, 2022, the shares of common stock issued with respect to this settlement are included within all net income, FFO, Core FFO, and AFFO per common share calculations subsequent to the conversion date.
(6)Incremental shares attributed to non-vested share-based awards totaling 1,080,300, 1,394,924, and 1,341,786 for the years ended December 31, 2024, 2023, and 2022, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 1,376,141, 1,638,264, and 1,559,524 for the years ended December 31, 2024, 2023, and 2022, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(7)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,954,212, 1,835,686, and 2,338,999 for the years ended December 31, 2024, 2023, and 2022, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, fluctuating global and United States economic conditions (including inflation, elevated interest rates, and bank failures), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of December 31, 2024, our $3,045.0 million of outstanding variable-rate debt was comprised of Revolving Facility of $570.0 million, and Term Loan Facilities of $2,475.0 million. As of December 31, 2024, we had effectively converted 76.4% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $7.2 million. This estimate considers the impact of our interest rate swap agreements, interest rate cap agreement, and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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

Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2024.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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

Dallas, TX
February 27, 2025

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
As described above, our Code of Conduct is applicable to all of our directors, officers, and associates, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. Our Code of Conduct is posted on our investor website at: www.invh.com under “Corporate Overview” — “Governance Documents.” Our Code of Conduct is a “code of ethics,” as defined by Item 406 of Regulation S-K of the Exchange Act promulgated by the SEC. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K and within the time period required under applicable rules and regulations.
The remaining information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2024 and for the three years in the period ended December 31, 2024
Schedule III Real Estate and Accumulated Depreciation	F-43

(c) Exhibits

EXHIBIT INDEX

Exhibit number	Description

2.1
Agreement and Plan of Merger, dated August 9, 2017, by and among Invitation Homes Inc., Invitation Homes Operating Partnership LP, IH Merger Sub, LLC, Starwood Waypoint Homes and Starwood Waypoint Homes Partnership, L.P. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on August 14, 2017).

3.1	Charter of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017).

3.2	Amended and Restated Bylaws of Invitation Homes Inc., dated as of May 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed on February 19, 2020).

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

4.7
Second Supplemental Indenture, dated as of November 5, 2021, among Invitation Homes Operating Partnership LP, the Guarantors and the Trustee, including the form of 2.300% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 5, 2021).

4.8
Third Supplemental Indenture, dated as of November 5, 2021, among Invitation Homes Operating Partnership LP, the Guarantors and the Trustee, including the form of 2.700% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (File No.1-38004) filed on November 5, 2021).

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

4.12
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

Exhibit number	Description

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

10.13
First Amendment to Term Loan Agreement, dated as of September 9, 2024, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 10, 2024).

10.14
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

10.16
Loan Agreement, dated as of May 8, 2018, between IH 2018-2 Borrower, LP, as Borrower, and JPMorgan Chase Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on May 9, 2018).

10.17
Loan Agreement, dated as of June 28, 2018, between IH 2018-3 Borrower, LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 1-38004) filed on July 2, 2018).

10.18
Loan Agreement, dated as of November 7, 2018, between IH 2018-4 Borrower LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on November 8, 2018).

10.19
Loan Agreement, dated as of June 7, 2019, between 2019-1 IH Borrower LP, as Borrower, and Rothesay Life PLC, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on June 10, 2019).

10.20
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

Exhibit number	Description

10.21
Securities Purchase Agreement, dated as of June 5, 2017, between Waypoint/GI Venture, LLC and CSH Property Three, LLC (incorporated by reference to Exhibit 10.1 of the SWH’s Current Report on Form 8-K (File No. 1-36163) filed June 5, 2017).

10.22	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed on February 21, 2024). †

10.23	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 6, 2017). †

10.24
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

10.26	2019 Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on July 31, 2019). †

10.27	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on May 7, 2020.) †

10.28	Form of Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 1-38004) filed on April 28, 2022). †

10.29	Form of Award Notice and Restricted Stock Unit Agreement (LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023). †

10.30
Executive Transition Services Agreement dated February 1, 2023, between Ernest M. Freedman and Invitation Homes Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 1, 2023). †

10.31
Form of Award Notice and Restricted Stock Unit Agreement (LTIP RSU Award Agreement) under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 25, 2025). †

10.32
Form of Award Notice and LTIP Unit Agreement (LTIP Unit Award Agreement) under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-38004) filed on February 25, 2025). †

19.1	Policies and Procedures for Trading in Securities of Invitation Homes Inc.

21.1	Subsidiaries of the Registrant.

22.1	Subsidiary Issuer and Guarantors of Guaranteed Securities.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number	Description

31.2	Certification of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2
Certification of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 1-38004) filed on February 21, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 27th day of February 2025.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 27th day of February 2025.

Signature	Title

/s/ Dallas B. Tanner	Chief Executive Officer, and Director
Dallas B. Tanner	(Principal Executive Officer)

/s/ Jonathan S. Olsen	Executive Vice President and Chief Financial Officer
Jonathan S. Olsen	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Executive Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Michael D. Fascitelli	Chairman and Director
Michael D. Fascitelli

/s/ Jana C. Barbe	Director
Jana C. Barbe

/s/ Richard D. Bronson	Director
Richard D. Bronson

/s/ Adm. H. Wyman Howard III	Director
Adm. H. Wyman Howard III

/s/ Jeffrey E. Kelter	Director
Jeffrey E. Kelter

Signature	Title

/s/ Joseph D. Margolis	Director
Joseph D. Margolis

/s/ John B. Rhea	Director
John B. Rhea

/s/ Janice L. Sears	Director
Janice L. Sears

/s/ Frances Aldrich Sevilla-Sacasa	Director
Frances Aldrich Sevilla-Sacasa

/s/ Keith D. Taylor	Director
Keith D. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company owned approximately 85,000 single-family residential properties with a carrying value of $17.2 billion of investments in single-family residential properties, net on the balance sheet as of December 31, 2024. The Company capitalizes costs to acquire, stabilize, and prepare single-family residential properties to be leased. They also capitalize costs that improve or extend the life of the home, a portion of the salaries and benefits of the employees who are directly responsible for such improvements, and for certain furniture and fixtures additions. The determination of which costs to capitalize requires significant management judgment.

Given the number of homes and the volume and nature of the costs capitalized, performing audit procedures to evaluate the accounting for costs capitalized was challenging and required an increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether the investments in single-family residential properties were accounted for appropriately included the following, among others:

•We tested the effectiveness of relevant controls over investments in single-family residential properties, including management’s controls over the acquisition and cost capitalization of its properties.

•We selected a sample of properties acquired and evaluated the accuracy of the amounts recorded and appropriate transfer of title.

•We selected a sample of costs capitalized during the year and evaluated the accuracy and classification of recorded amounts.

•We developed an expectation of capitalized recurring expenditures that improve or extend the life of the home based on the historical amounts recorded, taking into account changes in the portfolio of single-family residential properties and market conditions, and compared our expectation to the recorded balance.

/s/ Deloitte & Touche LLP

Dallas, TX
February 27, 2025

We have served as the Company’s auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(in thousands, except shares and per share data)

	2024	2023

Assets:
Investments in single-family residential properties:
Land	$4,901,192	$4,881,890
Building and improvements	17,180,308	16,670,006
	22,081,500	21,551,896
Less: accumulated depreciation	(4,869,374)	(4,262,682)
Investments in single-family residential properties, net	17,212,126	17,289,214
Cash and cash equivalents	174,491	700,618
Restricted cash	245,202	196,866
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	241,605	247,166
Other assets, net	569,320	528,896
Total assets	$18,700,951	$19,220,967

Liabilities:
Mortgage loans, net	$983,924	$1,627,256
Secured term loan, net	401,649	401,515
Unsecured notes, net	3,800,688	3,305,467
Term loan facilities, net	2,446,041	3,211,814
Revolving facility	570,000	—
Accounts payable and accrued expenses	247,709	200,590
Resident security deposits	180,866	180,455
Other liabilities	277,565	103,435
Total liabilities	8,908,442	9,030,532
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 612,605,478 and 611,958,239 outstanding as of December 31, 2024 and 2023, respectively	6,126	6,120
Additional paid-in capital	11,170,597	11,156,736
Accumulated deficit	(1,480,928)	(1,070,586)
Accumulated other comprehensive income	60,969	63,701
Total stockholders’ equity	9,756,764	10,155,971
Non-controlling interests	35,745	34,464
Total equity	9,792,509	10,190,435
Total liabilities and equity	$18,700,951	$19,220,967

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenues:
Rental revenues and other property income	$2,548,964	$2,418,631	$2,226,641
Management fee revenues	69,978	13,647	11,480
Total revenues	2,618,942	2,432,278	2,238,121

Expenses:
Property operating and maintenance	935,273	880,335	786,351
Property management expense	137,490	95,809	87,936
General and administrative	90,612	82,344	74,025
Interest expense	366,070	333,457	304,092
Depreciation and amortization	714,326	674,287	638,114
Casualty losses, impairment, and other	82,925	8,596	28,697
Total expenses	2,326,696	2,074,828	1,919,215

Gains (losses) on investments in equity and other securities, net	1,046	350	(3,939)
Other, net	(54,032)	(2,435)	(11,261)
Gain on sale of property, net of tax	244,550	183,540	90,699
Losses from investments in unconsolidated joint ventures	(28,445)	(17,877)	(9,606)

Net income	455,365	521,028	384,799
Net income attributable to non-controlling interests	(1,448)	(1,558)	(1,470)

Net income attributable to common stockholders	453,917	519,470	383,329
Net income available to participating securities	(753)	(696)	(661)

Net income available to common stockholders — basic and diluted (Note 12)	$453,164	$518,774	$382,668

Weighted average common shares outstanding — basic	612,551,317	611,893,784	609,770,610
Weighted average common shares outstanding — diluted	613,631,617	613,288,708	611,112,396

Net income per common share — basic	$0.74	$0.85	$0.63
Net income per common share — diluted	$0.74	$0.85	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$455,365	$521,028	$384,799

Other comprehensive income (loss)
Unrealized gains on interest rate swaps	73,042	39,488	327,323
(Gains) losses from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(75,772)	(73,856)	59,103
Other comprehensive income (loss)	(2,730)	(34,368)	386,426
Comprehensive income	452,635	486,660	771,225
Comprehensive income attributable to non-controlling interests	(1,451)	(1,474)	(3,046)

Comprehensive income attributable to common stockholders	$451,184	$485,186	$768,179

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2024, 2023, and 2022
(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2021	601,045,438	$6,010	$10,873,539	$(794,869)	$(286,938)	$9,797,742	$41,062	$9,838,804
Capital distributions	—	—	—	—	—	—	(2,397)	(2,397)
Net income	—	—	—	383,329	—	383,329	1,470	384,799
Dividends and dividend equivalents paid ($0.88 per share)	—	—	—	(539,680)	—	(539,680)	—	(539,680)
Issuance of common stock — settlement of RSUs, net of tax	660,756	7	(12,876)	—	—	(12,869)	—	(12,869)
Issuance of common stock — settlement of 2022 Convertible Notes	6,216,261	62	141,157	—	—	141,219	—	141,219
Issuance of common stock, net	2,438,927	25	98,342	—	—	98,367	—	98,367
Share-based compensation expense	—	—	24,950	—	—	24,950	4,012	28,962
Total other comprehensive income	—	—	—	—	384,850	384,850	1,576	386,426
Redemption of OP Units for common stock	1,050,000	10	13,351	—	73	13,434	(13,434)	—
Balance as of December 31, 2022	611,411,382	6,114	11,138,463	(951,220)	97,985	10,291,342	32,289	10,323,631
Capital distributions	—	—	—	—	—	—	(2,374)	(2,374)
Net income	—	—	—	519,470	—	519,470	1,558	521,028
Dividends and dividend equivalents paid ($1.04 per share)	—	—	—	(638,836)	—	(638,836)	—	(638,836)
Issuance of common stock — settlement of RSUs, net of tax	546,857	6	(8,155)	—	—	(8,149)	—	(8,149)
Share-based compensation expense	—	—	26,428	—	—	26,428	3,075	29,503
Total other comprehensive loss	—	—	—	—	(34,284)	(34,284)	(84)	(34,368)
Balance as of December 31, 2023	611,958,239	6,120	11,156,736	(1,070,586)	63,701	10,155,971	34,464	10,190,435
Capital distributions	—	—	—	—	—	—	(3,326)	(3,326)
Net income	—	—	—	453,917	—	453,917	1,448	455,365
Dividends and dividend equivalents declared ($1.41 per share)	—	—	—	(864,259)	—	(864,259)	—	(864,259)
Issuance of common stock — settlement of RSUs, net of tax	639,739	6	(10,900)	—	—	(10,894)	—	(10,894)
Share-based compensation expense	—	—	24,681	—	—	24,681	3,237	27,918
Total other comprehensive loss	—	—	—	—	(2,733)	(2,733)	3	(2,730)
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of December 31, 2024	612,605,478	$6,126	$11,170,597	$(1,480,928)	$60,969	$9,756,764	$35,745	$9,792,509

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Operating Activities:
Net income	$455,365	$521,028	$384,799

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	714,326	674,287	638,114
Share-based compensation expense	27,918	29,503	28,962
Amortization of deferred financing costs	18,598	16,203	15,014
Amortization of debt discounts	2,765	1,998	1,653
Provisions for impairment	506	427	310
(Gains) losses on investments in equity and other securities, net	(1,046)	(350)	3,939
Gains on sale of property, net of tax	(244,550)	(183,540)	(90,699)
Change in fair value of derivative instruments	12,419	9,375	9,486
Losses from investments in unconsolidated joint ventures, net of operating distributions	31,063	20,620	11,433
Other non-cash amounts included in net income	43,549	5,572	30,963
Changes in operating assets and liabilities:
Other assets, net	(29,234)	(24,524)	(10,887)
Accounts payable and accrued expenses	46,502	24,375	(5,989)
Resident security deposits	411	4,903	10,385
Other liabilities	3,213	7,211	(3,896)
Net cash provided by operating activities	1,081,805	1,107,088	1,023,587

Investing Activities:
Deposits for acquisition of single-family residential properties	(2,292)	6,365	(35,460)
Acquisition of single-family residential properties	(735,647)	(969,670)	(564,706)
Initial renovations to single-family residential properties	(30,605)	(30,207)	(122,371)
Other capital expenditures for single-family residential properties	(219,394)	(221,102)	(208,070)
Proceeds from sale of single-family residential properties	585,176	488,055	240,034
Repayment proceeds from retained debt securities	32,204	861	70,546
Investments in equity securities	(4,718)	(33,577)	(15,832)
Proceeds from sale of investments in equity securities	—	—	5,762
Investments in unconsolidated joint ventures	(44,186)	(442)	(167,728)
Non-operating distributions from unconsolidated joint ventures	18,684	13,227	6,119
Other investing activities	(65,092)	(27,062)	(22,707)
Net cash used in investing activities	(465,870)	(773,552)	(814,413)

Financing Activities:
Payment of dividends and dividend equivalents	(689,244)	(638,129)	(539,033)
Distributions to non-controlling interests	(3,326)	(2,374)	(2,397)
Payment of taxes related to net share settlement of RSUs	(10,894)	(8,149)	(12,869)
Payments on mortgage loans	(645,666)	(20,491)	(1,412,249)
Payments on secured term loan	(83)	(234)	—
Proceeds from unsecured notes	494,275	790,144	598,434

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Proceeds from term loan facility	1,750,000	—	725,000
Payments on term loan facility	(2,500,000)	—	—
Proceeds from revolving facility	750,000	150,000	130,000
Payments on revolving facility	(180,000)	(150,000)	(130,000)
Proceeds from issuance of common stock, net	—	—	98,367
Deferred financing costs paid	(54,246)	(7,767)	(13,043)
Other financing activities	(4,542)	(2,979)	(16,315)
Net cash provided by (used in) financing activities	(1,093,726)	110,021	(574,105)

Change in cash, cash equivalents, and restricted cash	(477,791)	443,557	(364,931)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	897,484	453,927	818,858
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$419,693	$897,484	$453,927

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$321,328	$290,649	$275,730
Interest capitalized as investments in single-family residential properties, net	2,128	2,804	6,899
Cash paid for income taxes	158	245	1,534
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6,367	6,026	6,025
Financing cash flows from finance leases	3,402	2,942	2,642

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,294	$1,858	$2,272
Accrued residential property capital improvements at period end	8,463	5,346	9,656
Deferred payment for acquisition of single-family residential properties	—	25,587	—
Transfer of residential property, net to other assets, net for held for sale assets	174,460	167,013	90,695
Change in other comprehensive income (loss) from cash flow hedges	(15,148)	(43,670)	377,022
ROU assets obtained in exchange for operating lease liabilities	14,438	301	5,798
ROU assets obtained in exchange for finance lease liabilities	8,739	3,255	340
Dividends declared but not paid	176,952	—	—
Net settlement of 2022 Convertible Notes in shares of common stock	—	—	141,219

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of December 31, 2024, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2024 and 2023, and the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall fluctuating global and United States economic conditions (including inflation, elevated interest rates, political dissension, and labor shortfalls), uncertainty in financial markets (including as a result of events affecting financial institutions, such as bank failures), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our occupancy levels, our rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, bank failures, and other unfavorable global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other macroeconomic factors.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our owned portfolio of approximately 85,000 single-family residential properties located primarily in 16 core markets across the United States as of December 31, 2024:
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
•Depreciation: Costs capitalized in connection with single-family residential property acquisitions, stabilization activities, and on an ongoing basis are depreciated over their estimated useful lives on a straight-line basis. The depreciation period commences upon the completion of stabilization-related activities or upon the completion of improvements made on an ongoing basis. For those costs capitalized in connection with residential property acquisitions and stabilization activities and those capitalized on an ongoing basis, the weighted average useful lives range from 7 to 32 years.
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
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2024 and 2023, we classified $49,434 and $46,203, respectively, as held for sale assets in our consolidated balance sheets (see Note 6).
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
Restricted Cash
Restricted cash represents cash deposited in accounts related to certain rent deposits and collections, tax deferred property exchange deposits, security deposits, property taxes, insurance premiums and deductibles, and capital expenditures (see Note 4). Amounts deposited in the reserve accounts associated with the mortgage loans and the secured term loan can only be used as provided for in the respective loan agreements (see Note 7), and security deposits held pursuant to lease agreements are required to be segregated. Accordingly, these items are separately presented within our consolidated balance sheets.
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
Deferred Financing Costs
Costs incurred that are directly attributable to procuring external financing are deferred and amortized over the term of the related financing agreement as interest expense in the consolidated statements of operations, and we accelerate amortization if the debt is retired before the maturity date, as appropriate. Costs that are deferred for the procurement of such financing are presented either as an asset in other assets, net when associated with a revolving debt instrument and prior to funding of a loan or as a component of the liability for the related financing agreement.
Convertible Senior Notes
Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the issuance of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measure the fair value of the debt component of our convertible senior notes as of the issuance date based on our nonconvertible debt borrowing rate. In connection with the SWH merger, we assumed convertible senior notes that were recorded at their estimated fair value based on our nonconvertible debt borrowing rate, and all remaining amounts outstanding pursuant to these debt instruments were fully converted into shares of our common stock in January 2022. The resulting discount from the outstanding principal balance of the convertible senior notes was amortized using the effective interest rate method over the periods to maturity. Amortization of this discount was recorded as interest expense in the consolidated statement of operations for the year ended December 31, 2022.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Management fee revenues consist of fees from property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures. Our services include resident support, maintenance, marketing, administrative, and asset management functions. Management fee revenues are recognized as performance obligations are satisfied in accordance with the underlying agreements, and the performance obligation is the management of the homes, entities, or other defined tasks. While the performance obligations associated with base management fees can vary from day to day, the nature of the overall performance obligation to provide management services is the same and considered by us to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation.
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
Goodwill
Goodwill incurred in connection with a business combination is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31st, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2024, no impairment of goodwill has been recorded.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Earnings Per Share
We present both basic and diluted earnings (loss) per common share (“EPS”) in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period, excluding non-vested share-based awards. Our share-based awards consist of restricted stock units (“RSUs”), including certain RSUs that contain performance and market based vesting conditions (“PRSUs”), and Outperformance Awards (as defined in Note 10) (see Share-Based Compensation Expense below). Diluted EPS reflects the maximum potential dilution that could occur from non-vested share-based awards. For diluted EPS, the numerator is adjusted for any changes in net income (loss) that would result from the assumed conversion of these potential shares of common stock. Potential dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.
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
Pursuant to the terms of certain of our mortgage loans, we were required to maintain interest rate caps. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sell interest rate caps (which have identical terms and notional amounts) such that the purchase price and sale proceeds of the related interest rate caps are intended to offset each other. We elected not to designate these interest cap agreements for hedge accounting (collectively, the “Non-Designated Hedges”). We enter into interest rate swap agreements to hedge the risk arising from changes in our interest payments on variable-rate debt due to changes in the one month Secured Overnight Financing Rate (“SOFR”), which replaced the London Interbank Offer Rate (“LIBOR”) beginning in July 2023. All of our debt instruments and swap agreements are currently indexed to one month SOFR. We have elected to account for our interest rate swap agreements as effective cash flow hedges (collectively, the “Designated Hedges”). We assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate cap agreements and interest rate swap agreements is to reduce the variability of interest payments due to changes in SOFR.
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
Our federal and various state and local jurisdiction tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The years open to examination generally range from 2021 to present.
Segment Reporting
Our principal business is acquiring, renovating, leasing, operating, and managing single-family residential properties. Under the provisions of ASC 280, Segment Reporting, we have determined that we currently operate in one reportable segment. For more information about our single reportable segment, see Note 15.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. We have applied this updated standard within our consolidated financial statements and have updated our segment disclosures accordingly (see Note 15).
Recent Accounting Pronouncements
In August 2023, the FASB issued Accounting Standards Update ASU 2023-05, Business Combinations (Subtopic 805-60): Joint Venture Formations, which clarifies the business combination accounting for joint venture formations. The ASU is intended to reduce diversity in practice that has resulted from a lack of authoritative guidance regarding the accounting for the formation of joint ventures in separate financial statements. The ASU also seeks to clarify the initial measurement of joint venture net assets, including businesses contributed to a joint venture. The updated standard is effective for all joint venture formations with a formation date on or after January 1, 2025. Retrospective application of the amendments is permitted. We will apply the guidance in this ASU to any joint ventures formed after January 1, 2025.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures, which requires public business entities to provide detailed disclosures in the notes to the consolidated financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.
Recent SEC Rules
In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. On February 11, 2025, SEC Acting Chairman Mark T. Uyeda released a public statement and notified the United States Court of Appeals for the Eighth Circuit (where the challenges are consolidated) to hold off scheduling the case for argument to provide time for the SEC to further deliberate and determine next steps. Therefore, the timing of the effectiveness of these disclosure requirements is uncertain. We are currently assessing the effect of new rules on our consolidated financial statements and related disclosures.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2024	December 31, 2023
Land	$4,901,192	$4,881,890
Single-family residential property	16,470,468	15,977,256
Capital improvements	575,982	565,214
Equipment	133,858	127,536
Total gross investments in the properties	22,081,500	21,551,896
Less: accumulated depreciation	(4,869,374)	(4,262,682)
Investments in single-family residential properties, net	$17,212,126	$17,289,214

As of December 31, 2024 and 2023, the carrying amount of the residential properties above includes $140,202 and $135,004, respectively, of capitalized acquisition costs (excluding purchase price), along with $78,776 and $78,073, respectively, of capitalized interest, $31,718 and $30,531, respectively, of capitalized property taxes, $5,202 and $5,037, respectively, of capitalized insurance, and $3,745 and $3,691, respectively, of capitalized HOA fees.
During the years ended December 31, 2024, 2023, and 2022, we recognized $699,474, $663,398, and $629,301, respectively, of depreciation expense related to the components of the properties, and $14,852, $10,889, and $8,813, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the consolidated statements of operations. Further, during the years ended December 31, 2024, 2023, and 2022, impairments totaling $506, $427, and $310, respectively, have been recognized and are included in casualty losses, impairment, and other in the consolidated statements of operations. See Note 11 for additional information regarding these impairments.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$174,491	$700,618
Restricted cash	245,202	196,866
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$419,693	$897,484
Pursuant to the terms of the mortgage loans and the Secured Term Loan (as defined in Note 7), we are required to establish, maintain, and fund from time to time (generally, either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our mortgage loans and Secured Term Loan are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that we are required to segregate. We also hold deposits for certain tax deferred property exchange transactions and letters of credit required by certain of our insurance policies, for which the use of each are restricted. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our consolidated balance sheets as restricted cash.
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
The balances of our restricted cash accounts are set forth in the table below. As of December 31, 2024 and 2023, no amounts were funded to the insurance accounts as the conditions specified in the mortgage loan and Secured Term Loan agreements that require such funding did not exist.

	December 31, 2024	December 31, 2023
Resident security deposits	$181,549	$181,097
Tax deferred property exchange deposits	47,551	—
Property taxes	4,343	2,014
Collections	7,365	8,278
Letters of credit	2,495	2,489
Capital expenditures	1,623	2,297
Special and other reserves	276	691
Total	$245,202	$196,866

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of December 31, 2024 and 2023:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Pathway Property Company(1)	100.0%	590	504	$102,520	$120,639
2020 Rockpoint JV(1)	20.0%	2,606	2,609	44,846	62,578
Upward America JV(2)	7.2%	3,720	N/A	37,809	—
FNMA(3)	10.0%	387	426	22,072	32,303
Pathway Operating Company(4)	15.0%	N/A	N/A	20,706	21,008
2022 Rockpoint JV(1)	16.7%	319	309	10,426	10,638
2024 Peregrine JV(5)	30.0%	N/A	N/A	3,226	—
Total				$241,605	$247,166

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Owns homes within the Western United States.
(4)Represents an investment in an operating company that provides a technology platform and asset management services.
(5)Represents an investment in a joint venture that will invest in newly-constructed homes and communities.
Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $176,950 as of December 31, 2024.
In some cases, responsibility for management and operations of the individual joint venture is vested with our joint venture partner or their affiliates. For other joint ventures, a wholly owned subsidiary of INVH LP functions as an administrative member responsible for management and operations of the individual joint venture, subject to the joint venture partner’s approval of major decisions. Accordingly, we do not have a controlling interest in any of our joint ventures, and they are accounted for using the equity method of accounting.
We recorded net losses from these investments for the years ended December 31, 2024, 2023, and 2022, totaling $28,445, $17,877, and $9,606, respectively, which are included in losses from investments in unconsolidated joint ventures in the consolidated statements of operations.
We earn property and/or asset management fees from each of the joint ventures (except the Pathway Operating Company investment), and these fees are related party transactions. For the years ended December 31, 2024, 2023, and 2022, we earned $18,222, $13,647, and $11,480, respectively, of management fees from these related parties which are included in management fee revenues in the consolidated statements of operations. As of December 31, 2024 and 2023, management fee receivables from our related parties totaled $1,952 and $1,159, respectively. (See Note 6 for additional information regarding total management fee revenues.)

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 6—Other Assets
As of December 31, 2024 and 2023, the balances in other assets, net are as follows:

	December 31, 2024	December 31, 2023
Amounts deposited and held by others	$93,965	$92,151
Derivative instruments (Note 8)	61,479	75,488
Rent and other receivables, net	61,235	60,810
Investments in equity and other securities	60,120	55,991
Investments in debt securities, net	54,619	86,471
Prepaid expenses	49,877	47,770
Held for sale assets(1)	49,434	46,203
Corporate fixed assets, net	42,704	31,474
ROU lease assets — operating and finance, net	28,830	13,532
Deferred financing costs, net	23,579	2,972
Other	43,478	16,034
Total	$569,320	$528,896

(1)As of December 31, 2024 and 2023, 237 and 189 properties, respectively, are classified as held for sale.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the years ended December 31, 2024, 2023, and 2022, rental revenues and other property income includes $163,700, $153,016, and $139,829 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of December 31, 2024 are as follows:

Year	Lease Payments to be Received
2025	$1,487,130
2026	249,553
2027	—
2028	—
2029	—
Thereafter	—
Total	$1,736,683

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Management fee revenues and the corresponding receivables are related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). As of December 31, 2024, 2023, and 2022, we provided property and asset management services for 25,300, 3,848, and 3,570 homes, respectively, of which 7,622, 3,848, and 3,570 homes, respectively, were owned by our unconsolidated joint ventures. For the years ended December 31, 2024, 2023, and 2022, we earned management fees totaling $69,978, $13,647, and $11,480, respectively. These revenues are included in management fee revenues in the consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of December 31, 2024 and 2023, the values of our investments in equity and other securities are as follows:

	December 31, 2024	December 31, 2023
Investments without a readily determinable fair value	$59,405	$54,686
Investments with a readily determinable fair value	715	1,305
Total	$60,120	$55,991

The components of gains (losses) on investments in equity and other securities, net for the years ended December 31, 2024, 2023, and 2022 are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Net gains (losses) recognized on investments sold during the reporting period	$1,635	$—	$(1,452)
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(589)	350	(2,487)
Total	$1,046	$350	$(3,939)
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $54,619, net of unamortized discounts of $880 as of December 31, 2024. These investments in debt securities are classified as held to maturity investments. As of December 31, 2024, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in two years.
ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$19,772	$9,058	$9,236	$4,296
Other liabilities (Note 14)	21,904	8,636	11,097	3,796
Weighted average remaining lease term	7.6 years	3.1 years	3.3 years	2.9 years
Weighted average discount rate	5.6%	6.0%	3.6%	5.2%

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Deferred Financing Costs, net
In connection with the new Revolving Facility (as defined in Note 7), we incurred $25,567 of financing costs, which have been deferred as other assets, net on our consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. The deferred financing costs as of December 31, 2023 were incurred in connection with a previous revolving facility that was replaced by the new Revolving Facility during the third quarter of 2024 (see Note 7). As of December 31, 2024 and 2023, the unamortized balances of these deferred financing costs are $23,579 and $2,972, respectively.
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
The following table sets forth a summary of our mortgage loan indebtedness as of December 31, 2024 and 2023:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate(2)	December 31, 2024	December 31, 2023
IH 2017-1(3)	April 28, 2017	June 9, 2027	4.23%	$988,271	$990,555
IH 2018-4(4)	November 7, 2018	November 8, 2024	N/A	—	643,030
Total Securitizations				988,271	1,633,585
Less: deferred financing costs, net				(4,347)	(6,329)
Total				$983,924	$1,627,256

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. The interest rate for IH 2018-4 was based on a weighted average spread over a published forward-looking SOFR for the interest period relevant to such borrowing (“Term SOFR”) adjusted for an 0.11% credit spread adjustment.
(3)Net of unamortized discount of $880 and $1,232 as of December 31, 2024 and 2023, respectively.
(4)Maturity date represents repayment date.
Securitization Transactions
IH 2017-1 is a 10 year, fixed rate mortgage loan comprised of two components, and Component A of IH 2017-1 benefits from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest.
Each mortgage loan is secured by a pledge of the equity in the assets of the respective Borrower Entities, as well as first-priority mortgages on the underlying properties and a grant of security interests in all of the related personal property. As of December 31, 2024 and 2023, a total of 5,592 and 10,581 homes, respectively, with a gross book value of $1,054,239 and $2,348,044, respectively, and a net book value of $687,487 and $1,779,169, respectively, are pledged pursuant to the

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
mortgage loans. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. We are obligated to make monthly payments of interest for each mortgage loan.
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
For IH 2018-4, we retained 5% of each class of certificates to meet the Risk Retention Rules. These retained certificates accrued interest at a floating rate of Term SOFR plus a spread ranging from 1.15% to 1.45%.
The retained certificates, net of discount, total $54,619 and $86,471 as of December 31, 2024 and 2023, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 6).
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Prepayments
For the mortgage loans, prepayments of amounts owed by us are generally not permitted under the terms of the respective mortgage loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a spread maintenance premium if prepayment occurs before the month following the one or two year anniversary of the closing dates of each of the mortgage loans except for IH 2017-1. For IH 2017-1, prepayments on or before December 2026 will require a yield maintenance premium. For the years ended December 31, 2024, 2023, and 2022, we made voluntary and mandatory prepayments of $645,666, $20,491, and $1,412,249, respectively, under the terms of the mortgage loan agreements. For the year ended December 31, 2024, prepayments included the full repayment of the IH 2018-4 mortgage loan. For the year ended December 31, 2022, prepayments included the full repayment of the IH 2018-1, IH 2018-2, and IH 2018-3 mortgage loans.
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
The following table sets forth a summary of our Secured Term Loan indebtedness as of December 31, 2024 and 2023:

	Maturity Date	Interest Rate(1)	December 31, 2024	December 31, 2023
Secured Term Loan	June 9, 2031	3.59%	$403,046	$403,129
Deferred financing costs, net			(1,397)	(1,614)
Secured Term Loan, net			$401,649	$401,515

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
Collateral
As of December 31, 2024 and 2023, the Secured Term Loan’s collateral pool contains 3,331 and 3,332 homes, respectively, with a gross book value of $846,579 and $828,570, respectively, and a net book value of $663,154 and $675,075, respectively. 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to substitute properties representing up to 20% of the collateral pool annually, and to substitute properties representing up to 100% of the collateral pool over the life of the Secured Term Loan. In addition, four times after the first anniversary of the closing date, 2019-1 IH Borrower has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the Secured Term Loan in order to bring the loan-to-value ratio back in line with the Secured Term Loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the Secured Term Loan, but rather would reduce the number of single-family rental homes included in the collateral pool.

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
Prepayments
Prepayments of the Secured Term Loan are generally not permitted unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in the loan agreement. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before June 9, 2030. For the years ended December 31, 2024 and 2023, we made mandatory prepayments of $83 and $234, respectively, under the terms of the Secured Term Loan agreement. No such prepayments were made during the year ended December 31, 2022.
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
The following table sets forth a summary of our Unsecured Notes as of December 31, 2024 and 2023:

	Interest Rate(1)	December 31, 2024	December 31, 2023
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,826,544	$3,329,856
Deferred financing costs, net		(25,856)	(24,389)
Total		$3,800,688	$3,305,467

(1)Represents the range of contractual rates in place as of December 31, 2024.
(2)Net of unamortized discount of $23,456 and $20,144 as of December 31, 2024 and 2023, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
The following activity occurred during the years ended December 31, 2024, 2023, and 2022 with respect to the Unsecured Notes:
•On September 26, 2024, in a public offering under our shelf registration statement, we issued $500,000 aggregate principal amount of 4.88% Senior Notes which mature on February 1, 2035.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
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
Guarantees
The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, by INVH and two of its wholly owned subsidiaries, the General Partner, and IH Merger Sub, LLC (“IH Merger Sub”).
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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of December 31, 2024 and 2023:

	Maturity Date	Interest Rate	December 31, 2024	December 31, 2023
2020 Term Loan Facility(1)	September 9, 2024	N/A	$—	$2,500,000
2024 Term Loan Facility(2)(3)	September 9, 2028	5.28%	1,750,000	—
2022 Term Loan Facility(4)	June 22, 2029	5.58%	725,000	725,000
Total Term Loan Facilities			2,475,000	3,225,000
Less: deferred financing costs, net			(28,959)	(13,186)
Term Loan Facilities, net			$2,446,041	$3,211,814

Revolving Facility(2)(3)	September 9, 2028	5.21%	$570,000	$—

(1)Maturity date represents repayment date.
(2)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of December 31, 2024, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 4.33%.
(3)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(4)Interest rate for the 2022 Term Loan Facility is based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus the applicable margin. As of December 31, 2024, the applicable margin was 1.15%, and Term SOFR was 4.33%.
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
Guarantees
The obligations under the Credit Facility and the 2022 Term Loan Facility are guaranteed on a joint and several basis by INVH and two of its wholly owned subsidiaries, the General Partner, and IH Merger Sub. On September 17, 2021, the obligations under the 2020 Credit Facility became guaranteed pursuant to a similar parent guaranty agreement with INVH, the General Partner, and IH Merger Sub.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2024:

Year	Mortgage Loans	Secured Term Loan	Unsecured Notes	Term Loan Facilities(1)	Revolving Facility(1)(2)	Total
2025	$—	$—	$—	$—	$—	$—
2026	—	—	—	—	—	—
2027	989,151	—	—	—	—	989,151
2028	—	—	750,000	1,750,000	570,000	3,070,000
2029	—	—	—	725,000	—	725,000
Thereafter	—	403,046	3,100,000	—	—	3,503,046
Total	989,151	403,046	3,850,000	2,475,000	570,000	8,287,197
Less: deferred financing costs, net	(4,347)	(1,397)	(25,856)	(28,959)	—	(60,559)
Less: unamortized debt discount	(880)	—	(23,456)	—	—	(24,336)
Total	$983,924	$401,649	$3,800,688	$2,446,041	$570,000	$8,202,302

(1)If we exercise the two six month extension options, the maturity date for the 2024 Term Loan Facility and the Revolving Facility will be September 9, 2029.
(2)Deferred financing costs related to the Revolving Facility are classified in other assets, net (see Note 6).
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
The table below summarizes our interest rate swap instruments as of December 31, 2024:

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
During the year ended December 31, 2024, we entered into certain new interest rate swap agreements and terminated others resulting in a net payment to the counterparties of $1,140. There were no such terminations during the year ended December 31, 2023, and during the year ended December 31, 2022, we terminated interest rate swaps or portions thereof and paid counterparties $13,292 in connection with those terminations.
During the years ended December 31, 2024, 2023, and 2022, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $25,976 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Concurrent with entering into certain of the mortgage loan agreements, we entered into or acquired and maintained interest rate cap agreements with terms and notional amounts equivalent to the terms and amounts of the mortgage loans made by the third-party lenders. Any such interest rate cap agreement, including all of our rights to payments owed by the counterparties and all other rights, was pledged as additional collateral for the mortgage loan. Additionally, in certain instances, in order to minimize the cash impact of purchasing required interest rate caps, we simultaneously sold interest rate caps (which have identical terms and notional amounts) such that the purchase price and sales proceeds of the related interest rate caps were intended to offset each other. As of December 31, 2024, we did not have any interest rate caps.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2024 and 2023:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2024	December 31, 2023	Balance Sheet Location	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$61,479	$75,487	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	1	Other liabilities	—	—
Total		$61,479	$75,488		$—	$—
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2024 and 2023:

	December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$61,479	$—	$61,479	$—	$—	$61,479
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	December 31, 2023
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$75,488	$—	$75,488	$—	$—	$75,488
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the consolidated statements of comprehensive income (loss) and the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022:

	Amount of Gain Recognized in OCI on Derivative			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2024	2023	2022		2024	2023	2022	2024	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate swaps	$73,042	$39,488	$327,323	Interest expense	$75,772	$73,856	$(59,103)	$366,070	$333,457	$304,092

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Years Ended December 31,
		2024	2023	2022
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$1	$73	$81
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2024, we were not in a net liability position with any of our derivative counterparties.
Note 9—Stockholders’ Equity
As of December 31, 2024 we have issued 612,605,478 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets and statements of equity. As of December 31, 2024, 1,979,009 outstanding OP Units are redeemable.
During the years ended December 31, 2024, 2023, and 2022, we issued 647,239, 546,857, and 10,365,944, shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the years ended December 31, 2024 and 2023, we did not sell any shares of common stock under the ATM Equity Program. During the year ended December 31, 2022, we sold 2,438,927 shares of our common stock under our ATM Equity Program, generating net proceeds of $98,367, after giving effect to Agent commissions and other costs totaling $1,633. As of December 31, 2024, $1,150,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2023 through December 31, 2024:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q4-2024	September 26, 2024	$0.28	October 18, 2024	$171,485
Q3-2024	June 27, 2024	0.28	July 19, 2024	172,389
Q2-2024	March 28, 2024	0.28	April 19, 2024	171,712
Q1-2024	December 27, 2023	0.28	January 19, 2024	171,721
Q4-2023	November 7, 2023	0.26	November 22, 2023	160,350
Q3-2023	August 8, 2023	0.26	August 25, 2023	160,540
Q2-2023	May 10, 2023	0.26	May 26, 2023	159,493
Q1-2023	February 14, 2023	0.26	February 28, 2023	158,453
On December 11, 2024, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on December 26, 2024, resulting in a $176,952 dividend payment on January 17, 2025 (see Note 16). This dividend payment is accrued in other liabilities on our December 31, 2024 consolidated balance sheet.
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
Share-Based Awards
The following summarizes our share-based award activity during the years ended December 31, 2024, 2023, and 2022.
Annual Long Term Incentive Plan (“LTIP”):
•Annual LTIP Awards Granted: During the years ended December 31, 2024, 2023, and 2022, we granted 810,615, 776,492, and 640,107, RSUs, respectively, pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market based vesting conditions, and performance based vesting conditions, each of which is subject to continued employment through the applicable vesting date.

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
•PRSU Results: During the years ended December 31, 2024, 2023, and 2022, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 193,615, 188,001, and 285,601 shares of common stock, respectively. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Award Activity
•Other Awards: During the year ended December 31, 2024, we granted 51,372 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2025 annual stockholders meeting, subject to continued service on the board of directors through such date. During the years ended December 31, 2023 and 2022, INVH issued 50,895 and 36,912 time-vesting RSUs, which fully vested on the dates of INVH’s 2024 and 2023 annual stockholders meetings, respectively.
During the year ended December 31, 2023, we granted 56,562 employment awards, respectively, in the form of time-vesting RSUs that vest in three equal annual installments based on an anniversary date of the grant date.
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
Outperformance Awards
On May 1, 2019, the Compensation Committee approved equity based awards in the form of PRSUs and OP Units (the “2019 Outperformance Awards”). The 2019 Outperformance Awards included market based vesting conditions related to absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2022. In April 2022, the absolute TSR and the relative TSR were separately calculated, and the Compensation Committee certified achievement of each at maximum achievement. The number of earned 2019 Outperformance Awards was then determined based on the earned dollar value of the awards (at maximum) and the stock price at the performance certification date, resulting in 311,425 earned PRSUs and 498,224 earned OP Units. Earned awards vested 50% on the certification date in April 2022, 25% vested on March 31, 2023, and the remaining 25% vested on March 31, 2024. The estimated fair values of 2019 Outperformance Awards that fully vested during the years ended December 31, 2024, 2023, and 2022 were an aggregate $2,808, $3,164, and $6,134, respectively. The aggregate $12,160 grant-date fair value of the 2019 Outperformance Awards that were earned was determined based on Monte-Carlo option pricing models which estimated the probability of achievement of the TSR thresholds. The grant-date fair value was amortized ratably over each vesting period.
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
The final award achievement will be equal to the greater of the payouts determined based on the Interim Measurement Date and performance through March 31, 2025. Upon completion of the performance period, the dollar value of the awards earned under the absolute and relative TSR components will be separately calculated, and the number of earned 2022 Outperformance Awards will be determined based on the earned dollar value of the awards and the stock price at the performance certification date. Earned awards will vest 50% on the certification date and 50% on March 31, 2026, subject to continued employment. As of December 31, 2024, 2022 Outperformance Awards with an approximate aggregate $17,100 grant-date fair value have been issued and remain outstanding. The grant-date fair value was determined based on Monte-Carlo option pricing models which estimate the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.
Summary of Total Share-Based Awards
The following table summarizes activity related to non-vested time-vesting RSUs and PRSUs, other than Outperformance Awards, during the years ended December 31, 2024, 2023, and 2022:

	Time-Vesting Awards		PRSUs		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2021	397,085	$29.05	1,097,537	$28.38	1,494,622	$28.56
Granted	339,517	37.39	730,078	31.46	1,069,595	33.34
Vested(2)	(213,884)	(28.84)	(602,994)	(24.67)	(816,878)	(25.76)
Forfeited / canceled	(12,846)	(35.22)	(13,050)	(29.16)	(25,896)	(32.16)
Balance, December 31, 2022	509,872	34.54	1,211,571	32.08	1,721,443	32.81
Granted	350,949	31.67	721,001	30.51	1,071,950	30.89
Vested(2)	(220,208)	(33.06)	(505,933)	(31.54)	(726,141)	(32.00)
Forfeited / canceled	(29,894)	(34.14)	(61,697)	(31.22)	(91,591)	(32.17)
Balance, December 31, 2023	610,719	33.44	1,364,942	31.48	1,975,661	32.09
Granted	316,540	34.71	739,062	34.24	1,055,602	34.38
Vested(2)	(268,193)	(32.69)	(625,315)	(28.84)	(893,508)	(30.00)
Forfeited / canceled	(27,678)	(35.29)	(31,988)	(32.68)	(59,666)	(33.89)
Balance, December 31, 2024	631,388	$34.32	1,446,701	$34.01	2,078,089	$34.10

(1)Total share-based awards excludes Outperformance Awards.
(2)All vested share-based awards are included in basic EPS for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the years ended December 31, 2024, 2023, and 2022 was $28,207, $23,265, and $21,154, respectively. During the years ended December 31, 2024, 2023, and 2022, 112, 5,306, and 3,084 RSUs, respectively, were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Expected volatility(1)	20.7% — 24.6%	20.5% — 30.0%	28.9% — 33.6%
Risk-free rate	4.25%	4.31% — 4.62%	1.72% — 2.59%
Expected holding period (years)	2.83	1.00 — 2.84	2.84 — 3.00

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2024, 2023, and 2022, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2024	2023	2022
General and administrative	$22,088	$22,540	$22,469
Property management expense	5,830	6,963	6,493
Total	$27,918	$29,503	$28,962
As of December 31, 2024, there is $26,702 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.59 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our consolidated financial statements. The fair values of interest rate swaps and caps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the consolidated balance sheet classification and the fair values for the interest rate swaps and caps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of December 31, 2024 and 2023, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of December 31, 2024 and 2023:

		December 31, 2024		December 31, 2023
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$54,619	$52,768	$86,471	$84,591

Liabilities carried at historical cost on the consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,526,544	$3,218,156	$3,029,856	$2,725,884
Mortgage loans(3)	Level 2	988,271	945,386	1,633,585	1,576,813
Unsecured Notes — private placement(4)	Level 2	300,000	251,855	300,000	245,766
Secured Term Loan(5)	Level 3	403,046	358,222	403,129	369,402
Term Loan Facilities(6)	Level 3	2,475,000	2,478,006	3,225,000	3,230,747
Revolving Facility(7)	Level 3	570,000	570,702	—	—

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $23,456 and $20,144 of unamortized discount and excludes $24,847 and $23,211 of deferred financing costs as of December 31, 2024 and 2023, respectively.
(3)The carrying values of the mortgage loans include $880 and $1,232 of unamortized discount and exclude $4,347 and $6,329 of deferred financing costs as of December 31, 2024 and 2023, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $1,009 and $1,178 of deferred financing costs as of December 31, 2024 and 2023, respectively.
(5)The carrying value of the Secured Term Loan excludes $1,397 and $1,614 of deferred financing costs as of December 31, 2024 and 2023, respectively.
(6)The carrying values of the Term Loan Facilities exclude $28,959 and $13,186 of deferred financing costs as of December 31, 2024 and 2023, respectively.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of December 31, 2024:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Term Loan	$358,222	Discounted Cash Flow	Effective Rate	5.65%
Term Loan Facilities	2,478,006	Discounted Cash Flow	Effective Rate	4.90%	—	5.56%
Revolving Facility	570,702	Discounted Cash Flow	Effective Rate	4.82%	—	5.18%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2024	2023	2022
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$2,936	$2,208	$1,208
Total impairments	(506)	(427)	(310)
Fair value	$2,430	$1,781	$898

We did not record any impairments for our investments in single-family residential properties, net held for use during the years ended December 31, 2024, 2023, and 2022. For additional information related to our single-family residential properties as of December 31, 2024 and 2023, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Years Ended December 31,
	2024	2023	2022
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$453,164	$518,774	$382,668

Denominator:
Weighted average common shares outstanding — basic	612,551,317	611,893,784	609,770,610
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	1,080,300	1,394,924	1,341,786
Weighted average common shares outstanding — diluted	613,631,617	613,288,708	611,112,396

Net income per common share — basic	$0.74	$0.85	$0.63
Net income per common share — diluted	$0.74	$0.85	$0.63
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, incremental shares attributed to non-vested share-based awards are excluded from the denominator. Anti-dilutive shares total 133,464, 3,125, and 57,278 for the years ended December 31, 2024, 2023, and 2022, respectively.
For the years ended December 31, 2024, 2023, and 2022, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
In connection with the SWH merger, we assumed certain convertible senior notes including $345,000 in aggregate principal amount of 3.50% convertible senior notes due 2022 issued by SWH in January 2017 (the “2022 Convertible Notes”). The outstanding balance of the 2022 Convertible Notes was settled in January 2022. As such, they had no effect on potential dilution for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, using the “if-converted” method, 290,079 potential shares of common stock issuable upon the conversion of the 2022 Convertible Notes are excluded from the computation of diluted EPS as they are anti-dilutive. Additionally, no adjustment to the numerator was required for interest expense related to the 2022 Convertible Notes for the year ended December 31, 2022 or any period subsequent thereto.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of December 31, 2024 and 2023, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of December 31, 2024, for the periods below:

Year	Operating Leases	Finance Leases
2025	$4,402	$3,147
2026	4,106	3,058
2027	3,655	2,576
2028	2,909	707
2029	2,372	—
Thereafter	10,698	—
Total lease payments	28,142	9,488
Less: imputed interest	(6,238)	(852)
Total lease liability	$21,904	$8,636
The components of lease expense for the years ended December 31, 2024, 2023, and 2022 are as follows:

	For the Years Ended December 31,
	2024	2023	2022
Operating lease cost:
Fixed lease cost	$4,225	$3,317	$3,284
Variable lease cost	1,574	1,515	1,498
Total operating lease cost	$5,799	$4,832	$4,782

Finance lease cost:
Amortization of ROU assets	$4,006	$2,790	$2,676
Interest on lease liabilities	581	375	234
Total finance lease cost	$4,587	$3,165	$2,910

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 2,031 homes over the next three years. Remaining commitments under these agreements total approximately $590,000 as of December 31, 2024.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2024, there are no material contingent liabilities related to uninsured losses with respect to our properties, except as noted below.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Hurricane-Related Losses
During the year ended December 31, 2024, Hurricanes Milton, Beryl, Debby, and Helene damaged certain of our properties in Texas, Florida, Atlanta, and the Carolinas. We estimate that our homes incurred approximately $55,100 of hurricane damage, net of estimated insurance recoveries, which has been expensed as casualty losses, impairment, and other on our consolidated statement of operations for the year ended December 31, 2024. Remaining unpaid estimated costs totaling $36,400 are reflected in accounts payable and accrued expenses on our consolidated balance sheet as of December 31, 2024. As of December 31, 2024, we have recorded $6,400 of receivables for the portion of the related damages we believe will be recoverable through our property and casualty insurance policies which provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits.
Legal and Other Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business as well as congressional and regulatory inquiries and engagements. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our consolidated financial statements, except as noted below.
In August 2021, the Federal Trade Commission (“FTC”) began investigating certain of our business practices. The inquiry related primarily to how we conduct our business generally and how business was conducted during the COVID-19 pandemic specifically. After fully cooperating with the inquiry and extensive negotiations with the FTC, we entered into a stipulated proposed order with the FTC, resolving all aspects of the inquiry without any admission of liability, which became final on September 27, 2024. Pursuant to the stipulated order, we paid $48,000 of monetary relief, with no civil penalties, to the FTC during the year ended December 31, 2024. The full amount of the monetary relief and other costs associated therewith are included in other, net on our consolidated statements of operations.
In July 2024, we entered into an agreement which completely resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., fully releasing INVH without any admission of liability. Pursuant to the settlement agreement, we paid $19,993 during the year ended December 31, 2024. The full settlement amount and other costs associated therewith are included in other, net on our consolidated statements of operations.
Note 15—Segment Reporting
Our principal business is investment in and management of single-family residential properties for lease. As of December 31, 2024, we wholly own 85,138 homes for lease, jointly own 7,622 homes for lease, and provide professional third-party property and asset management services for an additional 17,678 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
Our Chief Executive Officer is our chief operating decision maker (“CODM”). We concluded that we have one reportable segment based on the way our CODM regularly reviews internally reported financial information to evaluate performance, make operating decisions, and allocate resources at a consolidated level. Net income as reported on our consolidated statements of operations is a primary metric utilized by the CODM to analyze the performance of the segment, including budget versus actual performance, and to allocate resources. The assets of our single reportable segment are reported as total assets on our consolidated balance sheets as our CODM does not use this measure to assess segment performance or to make resource allocation decisions. The accounting policies for the reportable segment are the same as those described in Note 2.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our consolidated statements of operations. Other expense categories such as property management expense, general and administrative, depreciation and amortization, and interest expense are included on our consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Fixed expenses(1)	$504,025	$474,182	$421,256
Controllable expenses(2)	431,248	406,153	365,095
Total property operating and maintenance	$935,273	$880,335	$786,351

(1)Fixed expenses include the following: property taxes; insurance expense; and HOA expenses.
(2)Controllable expenses include the following: repairs and maintenance; personnel, leasing, and marketing; turnover; and utilities and property administrative.
Note 16—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2024, for potential recognition or disclosure.
Dividend Payment
On December 11, 2024, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on December 26, 2024, resulting in a $176,952 dividend payment on January 17, 2025 (see Note 9).

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2024
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,594	1,349	$171,944	$332,477	$1,721,098	$—	$389,307	$332,477	$2,110,405	$2,442,882	$(642,563)	1920-2024	2012-2024	7	-	32 years
Carolinas	5,995	529	80,714	225,700	1,061,005	—	160,943	225,700	1,221,948	1,447,648	(284,141)	1900-2024	2012-2024	7	-	32 years
Chicago	2,464	—	—	124,418	306,790	—	132,614	124,418	439,404	563,822	(162,480)	1877-2015	2012-2017	7	-	32 years
Dallas	3,148	518	58,749	152,771	582,850	—	76,067	152,771	658,917	811,688	(132,158)	1952-2024	2017-2024	7	-	32 years
Denver	2,722	449	65,582	266,597	676,860	—	102,432	266,597	779,292	1,045,889	(165,266)	1885-2023	2017-2024	7	-	32 years
Houston	2,334	285	24,097	79,981	364,316	—	48,246	79,981	412,562	492,543	(91,994)	1954-2024	2017-2024	7	-	32 years
Indianapolis	1	—	—	74	164	—	—	74	164	238	(10)	1996	2023	7	-	32 years
Jacksonville	2,003	274	41,295	95,267	264,840	—	74,697	95,267	339,537	434,804	(121,133)	1955-2024	2012-2024	7	-	32 years
Las Vegas	3,404	209	38,110	161,019	700,095	—	96,599	161,019	796,694	957,713	(193,915)	1961-2019	2012-2023	7	-	32 years
Memphis	1	—	—	34	211	—	—	34	211	245	(10)	1998	2023	7	-	32 years
Minneapolis	1,055	5	599	62,324	129,219	—	66,783	62,324	196,002	258,326	(77,201)	1886-2015	2013-2015	7	-	32 years
Nashville	161	—	—	11,183	42,233	—	1,240	11,183	43,473	54,656	(799)	1990-2024	2023-2024	7	-	32 years
Northern California	4,110	615	118,295	336,151	762,326	—	171,692	336,151	934,018	1,270,169	(291,547)	1900-2019	2012-2022	7	-	32 years
Orlando	6,790	901	125,528	255,317	1,062,867	—	216,635	255,317	1,279,502	1,534,819	(356,096)	1947-2024	2012-2024	7	-	32 years
Phoenix	9,229	1,214	187,080	433,700	1,380,859	—	276,461	433,700	1,657,320	2,091,020	(437,211)	1929-2024	2012-2024	7	-	32 years
Seattle	3,950	148	33,347	323,763	733,865	—	205,239	323,763	939,104	1,262,867	(266,562)	1890-2022	2012-2022	7	-	32 years
South Florida	8,135	544	118,886	702,701	1,495,378	—	283,119	702,701	1,778,497	2,481,198	(585,839)	1937-2024	2012-2024	7	-	32 years
Southern California	7,269	739	171,759	923,363	1,405,033	—	278,588	923,363	1,683,621	2,606,984	(558,439)	1900-2024	2012-2024	7	-	32 years
Tampa	9,536	1,144	156,212	414,352	1,623,533	—	286,104	414,352	1,909,637	2,323,989	(502,010)	1923-2024	2012-2024	7	-	32 years
Total	84,901	8,923	$1,392,197	$4,901,192	$14,313,542	$—	$2,866,766	$4,901,192	$17,180,308	$22,081,500	$(4,869,374)

(1)Number of properties represents 85,138 total properties owned less 237 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2024.
(2)Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages under the mortgage loan and the Secured Term Loan, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is original issue discount and deferred financing costs.
(3)The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $20.3 billion (unaudited) as of December 31, 2024.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Residential Real Estate
Balance at beginning of period	$21,551,896	$20,700,935	$20,008,381
Additions during the period
Acquisitions	709,978	995,255	564,706
Initial renovations	30,041	29,793	111,243
Other capital expenditures	222,511	216,792	206,517
Deductions during the period
Dispositions and other	(423,842)	(371,045)	(176,768)
Reclassifications
Properties held for sale, net of dispositions	(9,084)	(19,834)	(13,144)
Balance at close of period	$22,081,500	$21,551,896	$20,700,935

Accumulated Depreciation
Balance at beginning of period	$(4,262,682)	$(3,670,561)	$(3,073,059)
Depreciation expense	(699,474)	(663,398)	(629,301)
Dispositions and other	86,929	67,804	28,475
Reclassifications
Properties held for sale, net of dispositions	5,853	3,473	3,324
Balance at close of period	$(4,869,374)	$(4,262,682)	$(3,670,561)