Form 10-Q
period 2025-03-31
Invitation Homes Inc.
filed 2025-05-01
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2025
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of April 30, 2025, there were 612,949,348 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I — Financial Information
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item	4.	Controls and Procedures	59

PART II — Other Information
Item	1.	Legal Proceedings	60
Item	1A.	Risk Factors	60
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item	3.	Defaults Upon Senior Securities	60
Item	4.	Mine Safety Disclosures	60
Item	5.	Other Information	60
Item	6.	Exhibits	61

Signatures			63

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence, risks related to our indebtedness, risks related to the potential negative impact of fluctuating global and United States economic conditions (including inflation), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,919,918	$4,901,192
Building and improvements	17,305,856	17,180,308
	22,225,774	22,081,500
Less: accumulated depreciation	(5,022,452)	(4,869,374)
Investments in single-family residential properties, net	17,203,322	17,212,126
Cash and cash equivalents	84,387	174,491
Restricted cash	234,243	245,202
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	241,882	241,605
Other assets, net	556,051	569,320
Total assets	$18,578,092	$18,700,951

Liabilities:
Secured debt, net	$1,383,383	$1,385,573
Unsecured notes, net	3,802,333	3,800,688
Term loan facilities, net	2,447,764	2,446,041
Revolving facility	470,000	570,000
Accounts payable and accrued expenses	250,501	247,709
Resident security deposits	183,684	180,866
Other liabilities	285,413	277,565
Total liabilities	8,823,078	8,908,442
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 612,883,911 and 612,605,478 outstanding as of March 31, 2025 and December 31, 2024, respectively	6,129	6,126
Additional paid-in capital	11,174,953	11,170,597
Accumulated deficit	(1,493,971)	(1,480,928)
Accumulated other comprehensive income	31,320	60,969
Total stockholders’ equity	9,718,431	9,756,764
Non-controlling interests	36,583	35,745
Total equity	9,755,014	9,792,509
Total liabilities and equity	$18,578,092	$18,700,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Rental revenues and other property income	$653,071	$632,097
Management fee revenues	21,408	13,942
Total revenues	674,479	646,039

Expenses:
Property operating and maintenance	237,449	230,397
Property management expense	36,739	31,237
General and administrative	29,518	23,448
Interest expense	84,254	89,845
Depreciation and amortization	183,146	175,313
Casualty losses, impairment, and other	4,683	4,137
Total expenses	575,789	554,377

Losses on investments in equity and other securities, net	(221)	(209)
Other, net	1,365	5,973
Gain on sale of property, net of tax	71,666	50,498
Losses from investments in unconsolidated joint ventures	(5,218)	(5,138)

Net income	166,282	142,786
Net income attributable to non-controlling interests	(537)	(436)

Net income attributable to common stockholders	165,745	142,350
Net income available to participating securities	(228)	(192)

Net income available to common stockholders — basic and diluted (Note 12)	$165,517	$142,158

Weighted average common shares outstanding — basic	612,777,606	612,219,520
Weighted average common shares outstanding — diluted	613,361,880	613,807,166

Net income per common share — basic	$0.27	$0.23
Net income per common share — diluted	$0.27	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$166,282	$142,786

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(18,958)	32,737
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(10,787)	(21,564)
Other comprehensive income (loss)	(29,745)	11,173
Comprehensive income	136,537	153,959
Comprehensive income attributable to non-controlling interests	(441)	(484)

Comprehensive income attributable to common stockholders	$136,096	$153,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2025 and 2024
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	612,605,478	$6,126	$11,170,597	$(1,480,928)	$60,969	$9,756,764	$35,745	$9,792,509
Capital distributions	—	—	—	—	—	—	(601)	(601)
Net income	—	—	—	165,745	—	165,745	537	166,282
Dividends and dividend equivalents declared ($0.29 per share)	—	—	—	(178,788)	—	(178,788)	—	(178,788)
Issuance of common stock — settlement of RSUs, net of tax	278,433	3	(4,803)	—	—	(4,800)	—	(4,800)
Share-based compensation expense	—	—	9,159	—	—	9,159	998	10,157
Total other comprehensive loss	—	—	—	—	(29,649)	(29,649)	(96)	(29,745)
Balance as of March 31, 2025	612,883,911	$6,129	$11,174,953	$(1,493,971)	$31,320	$9,718,431	$36,583	$9,755,014

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	611,958,239	$6,120	$11,156,736	$(1,070,586)	$63,701	$10,155,971	$34,464	$10,190,435
Capital distributions	—	—	—	—	—	—	(553)	(553)
Net income	—	—	—	142,350	—	142,350	436	142,786
Dividends and dividend equivalents declared ($0.28 per share)	—	—	—	(171,721)	—	(171,721)	—	(171,721)
Issuance of common stock — settlement of RSUs, net of tax	526,859	5	(9,936)	—	—	(9,931)	—	(9,931)
Share-based compensation expense	—	—	6,903	—	—	6,903	997	7,900
Total other comprehensive income	—	—	—	—	11,125	11,125	48	11,173
Balance as of March 31, 2024	612,485,098	$6,125	$11,153,703	$(1,099,957)	$74,826	$10,134,697	$35,392	$10,170,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income	$166,282	$142,786

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,146	175,313
Share-based compensation expense	10,157	7,900
Amortization of deferred financing costs	4,982	4,200
Amortization of debt discounts	781	660
Provisions for impairment	63	60
Losses on investments in equity and other securities, net	221	209
Gain on sale of property, net of tax	(71,666)	(50,498)
Change in fair value of derivative instruments	(3,731)	2,322
Losses from investments in unconsolidated joint ventures, net of operating distributions	5,880	5,740
Other non-cash amounts included in net income	841	1,169
Changes in operating assets and liabilities:
Other assets, net	(28,033)	(60,793)
Accounts payable and accrued expenses	23,689	41,779
Resident security deposits	2,818	(258)
Other liabilities	5,086	(5,004)
Net cash provided by operating activities	300,516	265,585

Investing Activities:
Deposits for acquisition of single-family residential properties	4,659	4,504
Acquisition of single-family residential properties	(190,844)	(109,988)
Initial renovations to single-family residential properties	(7,209)	(8,469)
Other capital expenditures for single-family residential properties	(50,912)	(44,486)
Proceeds from sale of single-family residential properties	162,672	131,945
Repayment proceeds from retained debt securities	—	226
Investments in equity securities	(1,053)	(388)
Investments in unconsolidated joint ventures	(10,460)	(747)
Non-operating distributions from unconsolidated joint ventures	4,303	3,843
Other investing activities	(25,380)	(1,336)
Net cash used in investing activities	(114,224)	(24,896)

Financing Activities:
Payment of dividends and dividend equivalents	(178,241)	(173,235)
Distributions to non-controlling interests	(601)	(553)
Payment of taxes related to net share settlement of RSUs	(4,800)	(9,931)
Payments on secured debt	(2,787)	(5,799)
Proceeds from revolving facility	100,000	—
Payments on revolving facility	(200,000)	—
Deferred financing costs paid	(255)	—
Other financing activities	(671)	(1,249)
Net cash used in financing activities	(287,355)	(190,767)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2025	2024
Change in cash, cash equivalents, and restricted cash	(101,063)	49,922
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	419,693	897,484
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$318,630	$947,406

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$91,627	$89,012
Interest capitalized as investments in single-family residential properties, net	770	719
Cash refund of income taxes	(37)	(52)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,012	1,738
Financing cash flows from finance leases	671	1,249

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$954	$1,087
Accrued residential property capital improvements at period end	8,618	5,799
Transfer of residential property, net to other assets, net for held for sale assets	30,771	36,349
Change in other comprehensive income (loss) from cash flow hedges	(26,014)	8,852
ROU assets obtained in exchange for operating lease liabilities	2,741	161
ROU assets obtained in exchange for finance lease liabilities	178	3,058
Dividends declared but not paid	177,963	—

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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of March 31, 2025, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, and the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall fluctuating global and United States economic conditions (including inflation, elevated interest rates, political dissension, and labor shortfalls), uncertainty in financial markets (including as a result of events affecting financial institutions, such as bank failures), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our occupancy levels, our rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, bank failures, and other fluctuating global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to change in fiscal and monetary policy, declines in income or asset values, and other macroeconomic factors. Imposition or increase of tariffs by the United States on imports from certain countries and counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Reclassifications
As of December 31, 2024, we combined balances of $401,649 and $983,924 from mortgage loans, net and secured term loan, net, respectively, on the condensed consolidated balance sheet to the secured debt, net line item to conform to our current presentation. This reclassification had no effect on the total reported liabilities on the condensed consolidated balance sheet as of December 31, 2024.
We reclassified $5,799 of payments on mortgage loans for the three months ended March 31, 2024 from payments on mortgage loans on the condensed consolidated statement of cash flows to the payments on secured debt cash flow line item to conform to our current presentation. This reclassification had no effect on the total reported financing activities on the condensed consolidated statement of cash flows for the three months ended March 31, 2024.
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Recently Adopted Accounting Standards
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
Recent Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures, which requires public business entities to provide detailed disclosures in the notes to the condensed consolidated financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2025	December 31, 2024
Land	$4,919,918	$4,901,192
Single-family residential property	16,592,775	16,470,468
Capital improvements	577,611	575,982
Equipment	135,470	133,858
Total gross investments in the properties	22,225,774	22,081,500
Less: accumulated depreciation	(5,022,452)	(4,869,374)
Investments in single-family residential properties, net	$17,203,322	$17,212,126

As of March 31, 2025 and December 31, 2024, the carrying amount of the residential properties above includes $141,636 and $140,202, respectively, of capitalized acquisition costs (excluding purchase price), along with $79,205 and $78,776, respectively, of capitalized interest, $31,747 and $31,718, respectively, of capitalized property taxes, $5,204 and $5,202, respectively, of capitalized insurance, and $3,782 and $3,745, respectively, capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2025 and 2024, we recognized $179,063, and $171,918, respectively, of depreciation expense related to the components of the properties, and $4,083, and $3,395, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended March 31, 2025 and 2024, impairments totaling $63, and $60, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$84,387	$174,491
Restricted cash	234,243	245,202
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$318,630	$419,693
Pursuant to the terms of the Secured Debt loans (as defined in Note 7), we are required to establish, maintain, and fund from time to time (generally, either monthly or at the time borrowings are funded) certain specified reserve accounts. These reserve accounts include, but are not limited to, the following types of accounts: (i) property tax reserves; (ii) insurance reserves; (iii) capital expenditure reserves; and (iv) HOA reserves. The reserve accounts associated with our Secured Debt loans are under the sole control of the loan servicer. Additionally, we hold security deposits pursuant to resident lease agreements that we are required to segregate. We also hold deposits for certain tax deferred property exchange transactions and letters of credit required by certain of our insurance policies, for which the use of each are restricted. Accordingly, amounts funded to these reserve accounts, security deposit accounts, and other restricted accounts have been classified on our condensed consolidated balance sheets as restricted cash.
The amounts funded, and to be funded, to the reserve accounts are subject to formulae included in the Secured Debt loan agreements and are to be released to us subject to certain conditions specified in the loan agreements being met. To the extent

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
that an event of default were to occur, the loan servicer has discretion to use such funds to either settle the applicable operating expenses to which such reserves relate or reduce the allocated loan amount associated with a residential property of ours.
The balances of our restricted cash accounts are set forth in the table below. As of March 31, 2025 and December 31, 2024, no amounts were funded to the insurance accounts as the conditions specified in the Secured Debt loan agreements that require such funding did not exist.

	March 31, 2025	December 31, 2024
Resident security deposits	$184,190	$181,549
Tax deferred property exchange deposits	27,044	47,551
Property taxes	10,785	4,343
Collections	7,931	7,365
Letters of credit	2,396	2,495
Capital expenditures	1,623	1,623
Special and other reserves	274	276
Total	$234,243	$245,202
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method model of accounting, as of March 31, 2025 and December 31, 2024:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Pathway Property Company(1)	100.0%	642	590	$109,052	$102,520
2020 Rockpoint JV(1)	20.0%	2,605	2,606	41,653	44,846
Upward America JV(2)	7.2%	3,720	3,720	37,340	37,809
FNMA(3)	10.0%	374	387	19,460	22,072
Pathway Operating Company(4)	15.0%	N/A	N/A	20,922	20,706
2022 Rockpoint JV(1)	16.7%	319	319	10,229	10,426
2024 Peregrine JV(5)	30.0%	N/A	N/A	3,226	3,226
Total				$241,882	$241,605

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
Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $166,950 as of March 31, 2025.
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
We recorded net losses from these investments for the three months ended March 31, 2025 and 2024, totaling $5,218, and $5,138, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
We earn property and/or asset management fees from each of the joint ventures (except the Pathway Operating Company investment), and these fees are related party transactions. For the three months ended March 31, 2025 and 2024, we earned $6,162 and $3,512, respectively, of management fees from these related parties which are included in management fee revenues in the condensed consolidated statements of operations. As of March 31, 2025 and December 31, 2024, management fee receivables from our related parties totaled $2,007 and $1,952, respectively. (See Note 6 for additional information regarding total management fee revenues.)
Note 6—Other Assets
As of March 31, 2025 and December 31, 2024, the balances in other assets, net are as follows:

	March 31, 2025	December 31, 2024
Amounts deposited and held by others	$90,447	$93,965
Prepaid expenses	71,479	49,877
Rent and other receivables, net	65,086	61,235
Investments in equity and other securities	60,952	60,120
Investments in debt securities, net	54,707	54,619
Corporate fixed assets, net	43,995	42,704
Held for sale assets(1)	36,687	49,434
Derivative instruments (Note 8)	35,465	61,479
ROU lease assets — operating and finance, net	29,981	28,830
Deferred financing costs, net	22,036	23,579
Other	45,216	43,478
Total	$556,051	$569,320

(1)As of March 31, 2025 and December 31, 2024, 187 and 237 properties, respectively, are classified as held for sale.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2025 and 2024, rental revenues and other property income includes $43,680 and $41,845 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of March 31, 2025 are as follows:

Year	Lease Payments to be Received
Remainder of 2025	$1,302,049
2026	429,118
2027	16,834
2028	—
2029	—
Thereafter	—
Total	$1,748,001
Management fee revenues and the corresponding receivables are related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). Our services include resident support, maintenance, marketing, and administrative functions. As of March 31, 2025 and 2024, we provided property and asset management services for 24,996 and 18,122 homes, respectively, of which 7,660 and 3,844 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended March 31, 2025 and 2024, we earned management fees totaling $21,408 and $13,942, respectively. These revenues are included in management fee revenues in the condensed consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of March 31, 2025 and December 31, 2024, the values of our investments in equity and other securities are as follows:

	March 31, 2025	December 31, 2024
Investments without a readily determinable fair value	$60,457	$59,405
Investments with a readily determinable fair value	495	715
Total	$60,952	$60,120

The components of losses on investments in equity and other securities, net for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
	2025	2024
Net unrealized losses on investments still held at the reporting date — with a readily determinable fair value	$(221)	$(209)
Total	$(221)	$(209)
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $54,707, net of unamortized discounts of $792 as of March 31, 2025. These investments in debt securities are classified as held to maturity investments. As of March 31, 2025, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in two years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$21,484	$8,497	$19,772	$9,058
Other liabilities (Note 14)	23,970	8,108	21,904	8,636
Weighted average remaining lease term	7.7 years	2.9 years	7.6 years	3.1 years
Weighted average discount rate	6.0%	6.0%	5.6%	6.0%
Deferred Financing Costs, net
In connection with the Revolving Facility (as defined in Note 7), we incurred $25,626 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. As of March 31, 2025 and December 31, 2024, the unamortized balances of these deferred financing costs are $22,036 and $23,579, respectively.
Other
Other is primarily comprised of deferred costs related to property and asset management contracts that are being amortized over the estimated lives of the underlying contracts and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of the software.
Note 7—Debt
Secured Debt
The following table sets forth a summary of our secured debt as of March 31, 2025 and December 31, 2024:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
IH 2017-1(2)(3)	April 28, 2017	June 9, 2027	4.23%	$988,232	$988,271
IH 2019-1(4)	June 7, 2019	June 9, 2031	3.59%	400,386	403,046
Total Secured Debt				1,388,618	1,391,317
Less: deferred financing costs, net				(5,235)	(5,744)
Total				$1,383,383	$1,385,573

(1)Outstanding principal balance is net of discounts and does not include deferred financing costs, net.
(2)IH 2017-1 is comprised of two components, and Component A benefits from the Federal National Mortgage Association’s guaranty of timely payment of principal and interest. IH1 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. Interest payments are made monthly.
(3)Net of unamortized discount of $792 and $880 as of March 31, 2025 and December 31, 2024, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
(4)IH 2019-1 bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over a comparable or successor rate to the one month London Interbank Offer Rate as provided for in the loan agreement, including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement. Interest payments are made monthly.
IH 2017-1 and IH 2019-1 (collectively, the “Secured Debt”) are secured by first priority mortgages on the underlying properties as well as first priority pledges of the equity in the assets of the respective Borrower Entities. IH 2017-1 is further secured by a grant of security interests in all the related personal property. We utilized the proceeds from our Secured Debt to fund: (i) repayments of then-outstanding indebtedness; (ii) initial deposits into Secured Debt reserve accounts; (iii) transaction costs in connection with the Secured Debt; and (iv) general costs associated with our operations.
As of March 31, 2025 and December 31, 2024, a total of 8,897 and 8,923 homes, respectively, with a gross book value of $1,902,325 and $1,900,818, respectively, and a net book value of $1,336,270 and $1,350,641, respectively, are pledged pursuant to the Secured Debt. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. In addition, four times after the first anniversary of the closing date, the IH 2019-1 Borrower Entity has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the loan in order to bring the loan-to-value ratio back in line with the loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Transaction with Trust
Concurrent with the execution of the IH 2017-1 loan agreement, the respective third-party lender sold the loan it originated to an individual depositor entity, which is a wholly owned subsidiary, who subsequently transferred the loan to a securitization-specific trust entity (the “Trust”). We accounted for the transfer of IH 2017-1 as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the securitization was both originated by the lender and immediately transferred at the same fair market value. This transaction had no effect on our condensed consolidated financial statements other than with respect to certificates issued by the Trust (the “Certificates”) that we retained in connection with securitization or purchased at a later date.
The Trust is structured as a pass-through entity that receives interest payments from the securitization and distributes those payments to the holders of the Certificates. The assets held by the Trust are restricted and can only be used to fulfill the obligations of that entity. The obligations of the Trust do not have any recourse to the general credit of any entities in these condensed consolidated financial statements. We have evaluated our interests in certain certificates of the Trust held by us and determined that they do not create a more than insignificant variable interest in the Trust.
As the Trust made Certificates available for sale to both domestic and foreign investors, sponsors of the IH 2017-1 loan are required to retain a portion of the risk that represents a material net economic interest in the loan pursuant to Regulation RR (the “Risk Retention Rules”) under the Securities Exchange Act of 1934, as amended. As loan sponsors, we are thus required to retain a portion of the credit risk that represents not less than 5% of the aggregate fair value of the loan as of the closing date. Accordingly, we have retained the restricted Class B Certificates issued by IH 2017-1, which bear a stated annual interest rate of 4.23% (including applicable servicing fees), that were made available exclusively to INVH LP to comply with the Risk Retention Rules.
The retained certificates, net of discount, total $54,707 and $54,619 as of March 31, 2025 and December 31, 2024, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Loan Covenants
The general terms that apply to the Secured Debt loan agreements require each Borrower Entity to maintain compliance with certain affirmative and negative covenants. Affirmative covenants include each Borrower Entity’s, and certain of their respective affiliates’, compliance with (i) licensing, permitting, and legal requirements specified in the Secured Debt loan agreements, (ii) organizational requirements of the jurisdictions in which they are organized, (iii) federal and state tax laws, and (iv) books and records requirements specified in the respective Secured Debt loan agreements. Negative covenants include each Borrower Entity’s, and certain of their affiliates’, compliance with limitations surrounding (i) the amount of each Borrower Entity’s indebtedness and the nature of their investments, (ii) the execution of transactions with affiliates, (iii) the Manager, (iv) the nature of each Borrower Entity’s business activities, and (v) the required maintenance of specified cash reserves.
Prepayments
Prepayments of Secured Debt are generally not permitted under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before specified dates. For IH 2017-1 and IH 2019-1, prepayments on or before December 2026 or June  2030, respectively, will require a yield maintenance premium. For the three months ended March 31, 2025 and 2024, we made voluntary and mandatory prepayments of $2,787, and $5,799, respectively, under the terms of the loan agreements.
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
The following table sets forth a summary of our Unsecured Notes as of March 31, 2025 and December 31, 2024:

	Interest Rate(1)	March 31, 2025	December 31, 2024
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,827,237	$3,826,544
Deferred financing costs, net		(24,904)	(25,856)
Total		$3,802,333	$3,800,688

(1)Represents the range of contractual rates in place as of March 31, 2025.
(2)Net of unamortized discount of $22,763 and $23,456 as of March 31, 2025 and December 31, 2024, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
During the three months ended March 31, 2025 and 2024, no Unsecured Notes were issued.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans (as amended on September 9, 2024 and April 28, 2025 (see below), the “2022 Term Loan Facility,” and together with the 2024 Term Loan Facility and the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provided $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and delayed draw term loans totaling $575,000 (the “Delayed Draw Term Loans”) which were fully drawn on December 8, 2022. The Initial Term Loan and the Delayed Draw Term Loans (together, the “2022 Term Loans”) originally matured on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations. On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two, one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings as more fully described below (see Note 16).
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of March 31, 2025 and December 31, 2024:

	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
2024 Term Loan Facility(1)(2)	September 9, 2028	5.27%	$1,750,000	$1,750,000
2022 Term Loan Facility(3)(4)	June 22, 2029	5.57%	725,000	725,000
Total Term Loan Facilities			2,475,000	2,475,000
Less: deferred financing costs, net			(27,236)	(28,959)
Term Loan Facilities, net			$2,447,764	$2,446,041

Revolving Facility(1)(2)(5)	September 9, 2028	5.20%	$470,000	$570,000

(1)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on the weighted average spread over a published forward-looking Secured Overnight Financing Rate (“SOFR”) for the interest period relevant to such borrower (“Term SOFR”) adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of March 31, 2025, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 4.32%.
(2)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR adjusted for a 0.10% credit spread adjustment, plus the applicable margin. As of March 31, 2025, the applicable margin was 1.15% and Term SOFR was 4.32%.
(4)On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two, one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings (see Note 16).
(5)As of March 31, 2025, $1,280,000 of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants.
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
The margins for the Term Loan Facilities, the Revolving Facility, and the 2020 Revolving Facility are as follows:

	Base Rate Loans			Adjusted SOFR Rate Loans
2024 Term Loan Facility	0.00%	—	0.60%	0.75%	—	1.60%
2020 Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%
2022 Term Loan Facility	0.15%	—	1.20%	1.15%	—	2.20%
2022 Term Loan Facility, as amended (see Note 16)	0.00%	—	0.60%	0.75%	—	1.60%
Revolving Facility	0.00%	—	0.40%	0.70%	—	1.40%
2020 Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2025:

Year	Secured Debt	Unsecured Notes	Term Loan Facilities(1)(2)	Revolving Facility(1)(3)	Total
2025	$—	$—	$—	$—	$—
2026	—	—	—	—	—
2027	989,024	—	—	—	989,024
2028	—	750,000	1,750,000	470,000	2,970,000
2029	—	—	725,000	—	725,000
Thereafter	400,386	3,100,000	—	—	3,500,386
Total	1,389,410	3,850,000	2,475,000	470,000	8,184,410
Less: deferred financing costs, net	(5,235)	(24,904)	(27,236)	—	(57,375)
Less: unamortized debt discount	(792)	(22,763)	—	—	(23,555)
Total	$1,383,383	$3,802,333	$2,447,764	$470,000	$8,103,480

(1)If we exercise the two six month extension options, the maturity date for the 2024 Term Loan Facility and the Revolving Facility will be September 9, 2029.
(2)On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two, one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings (see Note 16).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The table below summarizes our interest rate swap instruments as of March 31, 2025:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 18, 2023	April 15, 2023	June 9, 2025	2.94%	One month Term SOFR	$325,000
April 18, 2023	April 15, 2023	July 31, 2025	3.08%	One month Term SOFR	200,000
September 20, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	200,000
September 20, 2024	December 31, 2024	May 31, 2028	3.14%	One month Term SOFR	200,000
September 23, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2028	1.93%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2029	3.12%	One month Term SOFR	200,000
March 22, 2023	July 9, 2025	May 31, 2029	2.99%	One month Term SOFR	300,000
During the three months ended March 31, 2025 and 2024, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $17,285 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Historically, we have entered into and maintained interest rate cap agreements in connection with certain loan agreements. As of March 31, 2025 and December 31, 2024, we did not have any interest rate caps.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2025	December 31, 2024	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$35,465	$61,479	Other liabilities	$—	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	—	Other liabilities	—	—
Total		$35,465	$61,479		$—	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2025 and December 31, 2024:

	March 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$35,465	$—	$35,465	$—	$—	$35,465
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$61,479	$—	$61,479	$—	$—	$61,479
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2025	2024		2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(18,958)	$32,737	Interest expense	$10,787	$21,564	$84,254	$89,845

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Three Months Ended March 31,
		2025	2024
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$(1)
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2025, we were not in a net liability position with any of our derivative counterparties.
Note 9—Stockholders’ Equity
As of March 31, 2025, we have issued 612,883,911 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of March 31, 2025, 1,979,009 outstanding OP Units are redeemable.
During the three months ended March 31, 2025 and 2024, we issued 278,433 and 526,859, shares of common stock, respectively.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three months ended March 31, 2025 and 2024, we did not sell any shares of common stock under the ATM Equity Program. As of March 31, 2025, $1,150,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2024 through March 31, 2025:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q1-2025	December 26, 2024	$0.29	January 17, 2025	$177,839
Q4-2024	September 26, 2024	0.28	October 18, 2024	171,485
Q3-2024	June 27, 2024	0.28	July 19, 2024	172,389
Q2-2024	March 28, 2024	0.28	April 19, 2024	171,712
Q1-2024	December 27, 2023	0.28	January 19, 2024	171,721
On March 13, 2025, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on March 27, 2025, resulting in a $177,963 dividend payment on April 17, 2025 (see Note 16). This dividend payment is accrued in other liabilities on our March 31, 2025 condensed consolidated balance sheet.
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
Share-based awards in connection with our annual long term incentive plan (“LTIP”) may be issued in the form of time vesting, performance based vesting, and/or market based vesting restricted stock units (“RSUs”) or, in certain cases, partnership ownership units (“LTIP OP Units”). Historically, we also issued Outperformance Awards (defined below). Time-vesting RSUs and LTIP OP Units are participating securities for earnings (loss) per share (“EPS”) purposes, and performance and/or market based RSUs and LTIP OP Units (“PRSUs”) and Outperformance Awards are not. For a detailed discussion of share-based awards issued prior to January 1, 2025, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.
Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2025.
LTIP Awards:
•Annual LTIP Awards Granted: During the three months ended March 31, 2025, we granted 865,182 RSUs and 207,173 LTIP OP Units pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market-based vesting conditions, and/or performance-based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
Time-vesting RSUs and LTIP OP Units vest in three equal annual installments based on an anniversary date of March 1st. LTIP PRSUs may be earned based on the achievement of certain measures over a three year performance

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
period. The number of PRSUs earned will be determined based on performance achieved during the performance period for each measure at certain threshold, target, or maximum levels and corresponding payout ranges. In general, the LTIP PRSUs are earned after the end of the performance period on the date on which the performance results are certified by our compensation and management development committee (the “Compensation Committee”).
All of the LTIP awards are subject to certain change in control and retirement eligibility provisions that may impact these vesting schedules.
•PRSU Results: During the three months ended March 31, 2025, certain PRSUs did not achieve performance criteria, resulting in the cancellation of 281,588 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Award Activity: During the three months ended March 31, 2025, we granted 73,508 employment awards in the form of time-vesting RSUs that vest in two equal installments based on the third and fourth anniversary of the grant date.
Outperformance Awards
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs (the “2022 Outperformance Awards” and together with the 2019 outperformance program, the “Outperformance Awards”). The 2022 Outperformance Awards included market based vesting conditions related to rigorous absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended March 31, 2025. The 2022 Outperformance Awards provided that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date was calculated consistent with the award terms. To the extent performance through the Interim Measurement Date resulted in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amount is guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. As of the Interim Measurement Date, the relative TSR component of the 2022 Outperformance Awards was calculated at maximum achievement, while the absolute TSR component was below threshold. As such, overall performance as of the Interim Measurement Date resulted in a 50% payout of the 2022 Outperformance Awards, or a guaranteed minimum payout of 25%, provided that certain minimum levels of relative TSR were achieved for the full performance period. The final award achievement is equal to the greater of the payouts determined based on the Interim Measurement Date and actual performance through March 31, 2025.
In April 2025, upon completion of the performance period, the absolute and relative TSR components were separately calculated, and the Compensation Committee certified achievement of the absolute TSR at 0% and the relative TSR at 50% based on achievement as of the Interim Measurement Date, as compared to actual achievement of 42%. The number of earned 2022 Outperformance Awards was then determined based on the earned dollar value of the awards (overall 25% achievement) and the closing stock price on the performance certification date, resulting in 177,336 earned RSUs and 256,858 earned LTIP OP Units. Earned awards vested 50% on the certification date in April 2025, and the remaining 50% will vest on March 31, 2026, subject to continued employment. The estimated fair values of 2022 Outperformance Awards that fully vested at the certification date were an aggregate $8,500. The aggregate $17,100 grant-date fair value of the 2022 Outperformance Awards that were earned was determined based on a Monte-Carlo option pricing model which estimated the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Awards
The following table summarizes activity related to share-based awards, other than Outperformance Awards, during the three months ended March 31, 2025:

	Time-Vesting Awards		Performance and/or Market Vesting Awards		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2024	631,388	$34.32	1,446,701	$34.01	2,078,089	$34.10
Granted	459,080	34.01	686,783	42.55	1,145,863	39.13
Vested(2)	(293,095)	(34.83)	(129,255)	(34.81)	(422,350)	(34.83)
Forfeited / canceled	(11,695)	(33.21)	(298,584)	(36.03)	(310,279)	(35.92)
Balance, March 31, 2025	785,678	$33.96	1,705,645	$37.03	2,491,323	$36.07

(1)Total share-based awards excludes Outperformance Awards.
(2)Vested share-based awards issued in shares of common stock are included in basic EPS for the periods after each award’s vesting date, and vested share-based awards issued in the form LTIP OP Units are included as a component of non-controlling interest for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the three months ended March 31, 2025 was $13,383. During the three months ended March 31, 2025, 11,106 awards were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the three months ended March 31, 2025:

For the Three Months Ended March 31, 2025
Expected volatility(1)	20.1% — 24.5%
Risk-free rate	3.91%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2025 and 2024, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2025	2024
General and administrative	$8,506	$6,302
Property management expense	1,651	1,598
Total	$10,157	$7,900
As of March 31, 2025, there is $60,473 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.26 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of March 31, 2025 and December 31, 2024, refer to Note 6.
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$54,707	$54,681	$54,619	$52,768

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,527,237	$3,270,858	$3,526,544	$3,218,156
IH 2017-1(3)	Level 2	988,232	974,438	988,271	945,386
Unsecured Notes — private placement(4)	Level 2	300,000	257,512	300,000	251,855
IH 2019-1(5)	Level 3	400,386	367,424	403,046	358,222
Term Loan Facilities(6)	Level 3	2,475,000	2,478,321	2,475,000	2,478,006
Revolving Facility(7)	Level 3	470,000	470,642	570,000	570,702

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $22,763 and $23,456 of unamortized discount and excludes $23,937 and $24,847 of deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
(3)The carrying values of IH 2017-1 includes $792 and $880 of unamortized discount and excludes $3,892 and $4,347 of deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $967 and $1,009 of deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.
(5)The carrying value of the IH 2019-1 excludes $1,343 and $1,397 of deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.
(6)The carrying values of the Term Loan Facilities exclude $27,236 and $28,959 of deferred financing costs as of March 31, 2025 and December 31, 2024, respectively.
(7)The carrying value of the Revolving Facility excludes deferred financing costs which are classified in other assets, net (see Note 6).
We value our Unsecured Notes — public offering using quoted market prices for each underlying issuance, a Level 1 price within the fair value hierarchy. The fair values of our investments in debt securities, Unsecured Notes — private placement, and the IH 2017-1 secured loan, which are classified as Level 2 in the fair value hierarchy, are estimated based on market bid prices of comparable instruments at period end.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of March 31, 2025:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Debt — IH 2019-1	$367,424	Discounted Cash Flow	Effective Rate	5.14%
Term Loan Facilities	2,478,321	Discounted Cash Flow	Effective Rate	4.05%	—	5.56%
Revolving Facility	470,642	Discounted Cash Flow	Effective Rate	3.98%	—	5.19%

(1)Our Level 3 fair value instruments require interest only payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2025	2024
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$627	$413
Total impairments	(63)	(60)
Fair value	$564	$353

We did not record any impairments for our investments in single-family residential properties, net held for use during the three months ended March 31, 2025 and 2024. For additional information related to our single-family residential properties as of March 31, 2025 and December 31, 2024, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
	2025	2024
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$165,517	$142,158

Denominator:
Weighted average common shares outstanding — basic	612,777,606	612,219,520
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	584,274	1,587,646
Weighted average common shares outstanding — diluted	613,361,880	613,807,166

Net income per common share — basic	$0.27	$0.23
Net income per common share — diluted	$0.27	$0.23
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. Because their inclusion would have been anti-dilutive, incremental shares attributed to non-vested share-based awards are excluded from the denominator. For the three months ended March 31, 2025 and 2024, 471,310 and 113,454 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the three months ended March 31, 2025 and 2024, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of March 31, 2025 and December 31, 2024, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of March 31, 2025, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2025	$3,519	$2,383
2026	4,340	3,090
2027	4,092	2,619
2028	3,477	751
2029	2,957	11
Thereafter	12,562	—
Total lease payments	30,947	8,854
Less: imputed interest	(6,977)	(746)
Total lease liability	$23,970	$8,108
The components of lease expense for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended March 31,
	2025	2024
Operating lease cost:
Fixed lease cost	$1,292	$837
Variable lease cost	336	475
Total operating lease cost	$1,628	$1,312

Finance lease cost:
Amortization of ROU assets	$940	$919
Interest on lease liabilities	128	152
Total finance lease cost	$1,068	$1,071

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 1,801 homes over the next three years. Remaining commitments under these agreements total approximately $510,000 as of March 31, 2025.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2025, there are no material contingent liabilities related to uninsured losses with respect to our properties, except as noted below.
Hurricane-Related Losses
During the third and fourth quarter of 2024, Hurricanes Milton and Helene damaged certain of our properties in Texas, Florida, Atlanta, and the Carolinas. Remaining unpaid estimated costs totaling approximately $19,600 are reflected in accounts payable and accrued expenses on our condensed consolidated balance sheet as of March 31, 2025. As of March 31, 2025, we have recorded $8,000 of estimated receivables for the portion of the related damages from Hurricanes Milton, Helene, Beryl, and Debbie that we believe will be recoverable through our property and casualty insurance policies. These policies provide coverage for wind and flood damage, as well as business interruption costs during the period of remediation and repairs, subject to specified deductibles and limits.
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
Note 15—Segment Reporting
Our principal business is investment in and management of single-family residential properties for lease. As of March 31, 2025, we wholly own 85,261 homes for lease, jointly own 7,660 homes for lease, and provide professional third-party property and asset management services for an additional 17,336 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
Our Chief Executive Officer is our chief operating decision maker (“CODM”). We concluded that we have one reportable segment based on the way our CODM regularly reviews internally reported financial information to evaluate performance, make operating decisions, and allocate resources at a consolidated level. Net income as reported on our condensed consolidated statements of operations is a primary metric utilized by the CODM to analyze the performance of the segment, including budget versus actual performance, and to allocate resources. The assets of our single reportable segment are reported as total assets on our condensed consolidated balance sheets as our CODM does not use this measure to assess segment performance or to make resource allocation decisions. The accounting policies for the reportable segment are the same as those described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our condensed consolidated statements of operations. Other expense categories such as property management expense, general and administrative, depreciation and amortization, and interest expense are included on our condensed consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Fixed expenses(1)	$130,721	$128,950
Controllable expenses(2)	106,728	101,447
Total property operating and maintenance	$237,449	$230,397

(1)Fixed expenses include the following: property taxes; insurance expense; and HOA expenses.
(2)Controllable expenses include the following: repairs and maintenance; personnel, leasing, and marketing; turnover; and utilities and property administrative.
Note 16—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2025, for potential recognition or disclosure.
Amendment of 2022 Term Loan Facility
On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two, one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings.
Dividend Payment
On March 13, 2025, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on March 27, 2025, resulting in a $177,963 dividend payment on April 17, 2025 (see Note 9).

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of March 31, 2025, we wholly own 85,261 homes for lease, jointly own 7,660 homes for lease, and provide professional third-party property and asset management services for an additional 17,336 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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

Impact of Macroeconomic Trends
General economic conditions in the United States have fluctuated in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as inflation, elevated interest rates, political dissension, and labor shortfalls. Such macroeconomic factors coupled with uncertainty in financial markets, and a general decline in business activity and/or consumer confidence could adversely affect (i) our occupancy levels, our rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, bank failures, and other fluctuating global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other macroeconomic factors.
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
Evolving laws and regulations or any changed interpretation of such laws and regulations may require us to make costly improvements to our existing properties beyond our current plans to decrease the impact of our homes on the environment, resulting in increased operating costs and compliance burdens. Incorporating greater resource efficiency into our homes, whether to comply with upgraded building codes or recommended practices given a region’s particular exposure to climate conditions or undertaken to satisfy demand from increasingly environmentally conscious residents and investors or to meet our own sustainability goals, could raise our costs to maintain our homes. In evaluating whether to implement voluntary improvements, we also consider that choosing not to enhance our homes’ resource efficiency can make them less attractive to municipalities and increase the vulnerability of residents in our communities to rising energy and water expenses and use restrictions. Choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors. Additionally, disclosure obligations relating to sustainability matters are complex and not always consistent, making compliance difficult and uncertain. If we fail to manage transition risks effectively, our profitability and cash flow could suffer.
We intend to continue to research, evaluate, and utilize new or improved products and business practices consistent with our sustainability commitment. We believe our initiatives in this area can help put us in a better position to comply with evolving regulations directed at addressing climate change and similar environmental concerns and to meet growing resident demand for resource-efficient homes, as further discussed in Part I. Item 1. “Business — Sustainability and Corporate Responsibility” of our Annual Report on Form 10-K.

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
Our management and the board of directors are focused on managing our business risks, including climate change-related risks. The process to identify, manage, and integrate climate-change risk is part of our comprehensive enterprise risk management program. Our board of directors, through its Audit Committee and Nominating and Corporate Governance Committee, is responsible for oversight of our management of risks related to environmental issues, climate related risks, and social issues. For more information on risks related to climate change, see Part I. Item 1A. “Risk Factors — Risks Related to Sustainability, Corporate Responsibility, and Governance — Climate change and related environmental issues, related legislative and regulatory responses to climate change, and the transition to a lower-carbon economy may adversely affect our business, — We are subject to risks from natural disasters such as earthquakes, wildfires, and severe weather, and — We are subject to increasing scrutiny from investors and others regarding our sustainability responsibilities, which could result in additional costs or risks and adversely impact our reputation, associate attraction and retention, and ability to raise capital” of our Annual Report on Form 10-K.
Other Matters
In January 2023, we received an inquiry from the staff of the SEC requesting information relating to our compliance with building codes and permitting requirements, related policies and procedures, and other matters. We are in the process of responding to, and cooperating with, this request. We cannot currently predict the timing, outcome, or scope of this inquiry.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2025 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,234	96.1%	$3,151	$1.85	11.0%
Northern California	4,086	97.6%	2,769	1.75	5.6%
Seattle	3,944	97.3%	2,923	1.52	5.7%
Phoenix	9,223	97.1%	2,070	1.22	9.6%
Las Vegas	3,400	97.3%	2,230	1.13	3.8%
Denver	2,832	95.1%	2,614	1.42	3.5%
Western United States Subtotal	30,719	96.8%	2,595	1.48	39.2%

Florida:
South Florida	8,138	96.3%	3,086	1.65	12.0%
Tampa	9,555	91.8%	2,302	1.22	10.5%
Orlando	6,825	96.7%	2,257	1.20	7.7%
Jacksonville	2,042	96.9%	2,183	1.10	2.2%
Florida Subtotal	26,560	94.7%	2,529	1.34	32.4%

Southeast United States:
Atlanta	12,598	95.5%	2,075	1.00	12.6%
Carolinas	6,066	92.5%	2,083	0.99	6.0%
Southeast United States Subtotal	18,664	94.5%	2,077	1.00	18.6%

Texas:
Houston	2,398	93.1%	1,946	0.98	2.2%
Dallas	3,217	91.9%	2,268	1.10	3.5%
Texas Subtotal	5,615	92.1%	2,137	1.05	5.7%

Midwest United States:
Chicago	2,461	96.2%	2,443	1.52	2.8%
Minneapolis	1,052	94.0%	2,363	1.21	1.2%
Midwest United States Subtotal	3,513	95.6%	2,420	1.42	4.0%

Other(5):	190	43.7%	2,195	1.17	0.1%

Total / Average	85,261	95.2%	$2,424	$1.29	100.0%
Same Store Total / Average	78,078	97.2%	$2,431	$1.30	93.7%

(1)As of March 31, 2025.
(2)Represents average occupancy for the three months ended March 31, 2025.
(3)Represents average monthly rent for the three months ended March 31, 2025.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2025.
(5)Represents homes located outside of our 16 core markets as of March 31, 2025, including 180 homes located in Nashville and 10 homes located in other markets that are generally being held for sale.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.6% of our rental revenues and other property income during the three months ended March 31, 2025. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Macroeconomics Conditions: Inflation, elevated interest rates, political dissension, and adverse global economic conditions could negatively affect our business and financial condition. Imposition of, and changing policies around, tariffs by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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

Results of Operations
Portfolio Information
As of March 31, 2025 and 2024, we owned 85,261 and 84,445 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2025 and 2024, we acquired 577 and 257 homes, respectively, and sold 454 and 379 homes, respectively. During the three months ended March 31, 2025 and 2024, we owned an average of 85,189 and 84,486 single-family rental homes, respectively. As of March 31, 2025 and 2024, we provided property and asset management services for an average of 25,161 and 18,129 homes, respectively, of which an average of 7,621 and 3,847 homes, respectively, were owned by our unconsolidated joint ventures.
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
As of March 31, 2025, our Same Store portfolio consisted of 78,078 single-family rental homes.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenues:
Rental revenues and other property income	$653,071	$632,097	$20,974	3.3%
Management fee revenues	21,408	13,942	7,466	53.6%
Total revenues	674,479	646,039	28,440	4.4%

Expenses:
Property operating and maintenance	237,449	230,397	7,052	3.1%
Property management expense	36,739	31,237	5,502	17.6%
General and administrative	29,518	23,448	6,070	25.9%
Interest expense	84,254	89,845	(5,591)	(6.2)%
Depreciation and amortization	183,146	175,313	7,833	4.5%
Casualty losses, impairment, and other	4,683	4,137	546	13.2%
Total expenses	575,789	554,377	21,412	3.9%

Losses on investments in equity and other securities, net	(221)	(209)	(12)	(5.7)%
Other, net	1,365	5,973	(4,608)	(77.1)%
Gain on sale of property, net of tax	71,666	50,498	21,168	41.9%
Losses from investments in unconsolidated joint ventures	(5,218)	(5,138)	(80)	(1.6)%

Net income	$166,282	$142,786	$23,496	16.5%
Revenues
For the three months ended March 31, 2025 and 2024, total revenues were $674.5 million and $646.0 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended March 31, 2025 and 2024, total portfolio rental revenues and other property income totaled $653.1 million and $632.1 million, respectively, an increase of 3.3%, driven by an increase in average monthly rent per occupied home and a 703 home increase between periods in the average number of homes owned, partially offset by a 140 bps reduction in average occupancy.

Average occupancy for the three months ended March 31, 2025 and 2024 for the total portfolio was 95.2% and 96.7%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2025 and 2024 was $2,424 and $2,358, respectively, a 2.8% increase. For our Same Store portfolio, average occupancy was 97.2% and 97.8% for the three months ended March 31, 2025 and 2024, respectively, and average monthly rent per occupied home for the three months ended March 31, 2025 and 2024 was $2,431 and $2,359, respectively, a 3.1% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2025 and 2024 was 20.1% and 21.0%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 48 and 38 days between residents for the three months ended March 31, 2025 and 2024, respectively.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 5.1% and 5.7% for the three months ended March 31, 2025 and 2024, respectively, and new lease net effective rental rate growth for the total portfolio averaged (0.2)% and 0.8% for the three months ended March 31, 2025 and 2024, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 5.2% and 5.7% for the three months ended March 31, 2025 and 2024, respectively, and new lease net effective rental rate growth averaged (0.1)% and 0.7% for the three months ended March 31, 2025 and 2024, respectively.
Other property income for the three months ended March 31, 2025 increased compared to March 31, 2024, primarily due to enhanced value-add revenue programs and increased utility billbacks as new leases are entered into, among other things.
For the three months ended March 31, 2025 and 2024, management fee revenues totaled $21.4 million and $13.9 million, respectively. The 53.6% increase is primarily due to an increase in the average number of homes for which we provide property and asset management services from 18,129 homes for the three months ended March 31, 2024 to 25,161 homes for the three months ended March 31, 2025.
Expenses
For the three months ended March 31, 2025 and 2024, total expenses were $575.8 million and $554.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended March 31, 2025, property operating and maintenance expense increased to $237.4 million from $230.4 million for the three months ended March 31, 2024. The 3.1% increase in property operating and maintenance expense is primarily attributable to a 703 home increase in the average number of homes owned between periods, as well as increases in utilities and property taxes.
Property management expense and general and administrative expense increased to $66.3 million from $54.7 million for the three months ended March 31, 2025 and 2024, respectively, primarily due to increased personnel costs related to our property and asset management platform, including costs to manage a 38.8% increase in the average number of managed homes between periods. Additionally, share-based compensation expense increased $2.3 million, and severance costs increased $2.2 million period over period.
Interest expense decreased to $84.3 million for the three months ended March 31, 2025 from $89.8 million for the three months ended March 31, 2024. The decrease in interest expense was partially due to a decrease in the balance of gross debt outstanding, partially offset by a 16 bps increase in our weighted average interest rate, in each case, as of March 31, 2025 as compared to March 31, 2024. Additionally, the amendment of certain of our interest rate swap agreements during 2024 reduced related non-cash fair value amortization by $6.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Depreciation and amortization expense increased to $183.1 million for the three months ended March 31, 2025 from $175.3 million for the three months ended March 31, 2024 due to an increase in cumulative capital expenditures and a 703 home increase in the average number of homes owned during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

Casualty losses, impairment, and other expenses were $4.7 million and $4.1 million for the three months ended March 31, 2025 and 2024, respectively. Expense during both periods is primarily comprised of casualty and other insurance losses.
Losses on Investments in Equity and Other Securities, net
For the three months ended March 31, 2025 and 2024, losses on investments in equity securities, net remained consistent at $0.2 million and is comprised of net unrealized gains recognized on investments held as of each period end.
Other, net
Other, net decreased to $1.4 million of income for the three months ended March 31, 2025 from $6.0 million of income for the three months ended March 31, 2024, primarily due to a decrease in interest income on cash balances held between periods.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $71.7 million and $50.5 million for the three months ended March 31, 2025 and 2024, respectively. Both the number of homes sold and net proceeds per home sold increased from the three months ended March 31, 2024 to the three months ended March 31, 2025.
Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was $5.2 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively, with no significant fluctuations between periods.
Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2025 and December 31, 2024 include unrestricted cash and cash equivalents of $84.4 million and $174.5 million, respectively, a 51.6% decrease primarily due to a $102.8 million net decrease in outstanding indebtedness between periods.
As of March 31, 2025, $1,280.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of March 31, 2025 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$989,024	$933,525	4.23%	2.2	$—
IH 2019-1(5)	400,386	400,386	3.59%	6.2	—
Total secured	1,389,410	$1,333,911	4.04%	3.3	—

Unsecured:
2024 Term Loan Facility(6)	$1,750,000		S +85 bps	4.4	$1,750,000
2022 Term Loan Facility(6)(7)	725,000		S + 115 bps	4.2	725,000
Revolving Facility(6)	470,000		S + 78 bps	4.4	470,000
Unsecured Notes — May 2028	150,000		2.46%	3.2	—
Unsecured Notes — November 2028	600,000		2.30%	3.6	—
Unsecured Notes — August 2030	450,000		5.45%	5.4	—
Unsecured Notes — August 2031	650,000		2.00%	6.4	—
Unsecured Notes — April 2032	600,000		4.15%	7.0	—
Unsecured Notes — August 2033	350,000		5.50%	8.4	—
Unsecured Notes — January 2034	400,000		2.70%	8.8	—
Unsecured Notes — February 2035	500,000		4.88%	9.8
Unsecured Notes — May 2036	150,000		3.18%	11.2	—
Total unsecured(8)	6,795,000		3.97%	5.8	2,945,000

Total debt(8)	8,184,410		3.98%	5.4	$2,945,000
Unamortized discounts	(23,555)
Deferred financing costs, net	(57,375)
Total debt per balance sheet	8,103,480
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(132,044)
Deferred financing costs, net	57,375
Unamortized discounts	23,555
Net debt	$7,996,867

(1)For detailed information about and definition of each of our financing arrangements, see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part I. Item 1. “Financial Statements — Note 8 of Notes to Condensed Consolidated Financial Statements.”
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
(5)IH 2019-1 bears interest at a fixed rate of 3.59% per annum including applicable servicing fees for the first 11 years and for the twelfth year bears interest at a floating rate based on a spread of 147 bps over a comparable or successor rate to the one month London Interbank Offer Rate as provided for in the loan agreement, including applicable servicing fees, subject to certain adjustments as outlined in the loan agreement.
(6)As of March 31, 2025, interest rate is based on Term SOFR of 4.32% plus the applicable margin and a 0.10% credit spread adjustment.
(7)On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two, one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings.
(8)For unsecured debt and total debt, the weighted average interest rate is calculated based on March 31, 2025 Term SOFR of 4.32% adjusted for a 0.10% credit spread adjustment (Adjusted SOFR), as appropriate, and includes the impact of interest rate swap agreements effective as of that date.

As part of our long-term debt strategy, our goal is to maintain or improve our credit ratings, and, over time, we generally intend to be a predominantly unsecured borrower with a target net debt of approximately 5.5 to 6.0 times trailing twelve months Adjusted EBITDAre (see “— Non-GAAP Measures — EBITDA, EBITDAre, and Adjusted EBITDAre”). To facilitate our long-term debt strategy we expect to seek to, among other things, (a) refinance a significant portion of our secured debt maturing in 2027 with unsecured debt, including potential unsecured bond issuances and/or (b) repay a portion of such debt. There can be no assurance that we will be successful in implementing our long-term debt strategy, improving our credit ratings, or adhering to our targets in the short or medium term or at all, or that we will not change our strategy or targets in the future. We may from time to time fall outside of our target ranges. In addition, we cannot assure you that we will be able to access the capital and credit markets to obtain additional unsecured debt financing or that we will be able to obtain financing on terms favorable to us. For further discussion of risks related to our indebtedness, see Part I. Item 1A. “Risk Factors — Risks Related to Our Indebtedness,” including “Risk Factors — Risks Related to Our Indebtedness — We may be unable to obtain financing through the debt and equity markets, which would have a material adverse effect on our growth strategy and our financial condition and results of operations” of our Annual Report on Form 10-K.
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
General economic conditions in the United States have fluctuated in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as inflation, elevated interest rates, political dissension, and labor shortfalls. Fluctuating economic conditions and uncertainty in financial markets may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for our secured debt, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,280.0 million as of March 31, 2025.
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
Cash Flows
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$300,516	$265,585	$34,931	13.2%
Net cash used in investing activities	(114,224)	(24,896)	(89,328)	(358.8)%
Net cash used in financing activities	(287,355)	(190,767)	(96,588)	(50.6)%
Change in cash, cash equivalents, and restricted cash	$(101,063)	$49,922	$(150,985)	(302.4)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $300.5 million and $265.6 million for the three months ended March 31, 2025 and 2024, respectively, an increase of 13.2%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including a $28.4 million increase in total revenues and changes in operating assets and liabilities from period to period.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in unconsolidated joint ventures. Net cash used in investing activities was $114.2 million and $24.9 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $89.3 million. The increase in net cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the three months ended March 31, 2025 compared to the three months ended March 31, 2024: (1) an increase in cash used for the acquisition of homes; (2) an increase in cash proceeds received from the sale of single-family homes; (3) an increase in cash used for other investing activities; and (4) an increase in cash used for investments in joint ventures. Acquisition spend increased by $80.9 million from period to period due to an increase in the number of homes acquired from 257 during the three months ended March 31, 2024 to 577 homes acquired during the three months ended March 31, 2025. Proceeds from the sale of single-family homes increased $30.7 million due to an increase in the number of homes sold from 379 during the three months ended March 31, 2024 to 454 homes sold during the three months ended March 31, 2025 and an increase in average net proceeds per home. Cash used in other investing activities increased $24.0 million from period to period primarily due to an increase in capital expenditures to repair hurricane damage to homes from 2024 storms. Cash invested in joint ventures increased $9.7 million from period to period as a result of increased contributions to certain of the joint ventures during the three months ended March 31, 2025.

Financing Activities
Net cash used in financing activities was $287.4 million for the three months ended March 31, 2025 compared to net cash used in financing activities of $190.8 million for the three months ended March 31, 2024. The change between periods is primarily due to the following financing transactions. We made $100.0 million of net payments on the Revolving Facility during the three months ended March 31, 2025, and no such net reductions in outstanding indebtedness occurred during the three months ended March 31, 2024. We also made dividend and distribution payments totaling $178.8 million during the three months ended March 31, 2025 compared to $173.8 million during the three months ended March 31, 2024, which were funded by cash flows from operations.
Contractual Obligations
Our contractual obligations as of March 31, 2025, consist of the following:

($ in thousands)	Total	2025(1)	2026-2027	2028-2029	Thereafter
Secured Debt(2)(3)	$1,569,864	$42,139	$1,077,908	$28,769	$421,048
Unsecured Notes(2)(3)	4,851,138	104,333	278,220	1,007,148	3,461,437
Term Loan Facilities(2)(3)(4)(5)	3,063,907	101,285	268,867	2,693,755	—
Revolving Facility(2)(3)(4)(5)(6)	591,898	20,654	54,828	516,416	—
Derivative instruments(2)(7)	(81,759)	(18,347)	(47,118)	(16,294)	—
Purchase commitments(8)	545,017	378,486	166,531	—	—
Operating leases	30,947	3,519	8,432	6,434	12,562
Finance leases	8,854	2,383	5,709	762	—
Total	$10,579,866	$634,452	$1,813,377	$4,236,990	$3,895,047

(1)Includes estimated payments for the remaining nine months of 2025.
(2)For detailed information about each of our financing arrangements and derivative instruments see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” and “— Note 8 of Notes to Condensed Consolidated Financial Statements.”
(3)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of March 31, 2025.
(4)Interest is calculated at rates in effect as of March 31, 2025, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of March 31, 2025, Term SOFR was 4.32%.
(5)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(6)Includes the related unused commitment fee, as applicable.
(7)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of March 31, 2025, Term SOFR was 4.32%.
(8)Represents commitments, net of previously funded deposits, to acquire 1,899 homes, including commitments totaling $510.0 million to acquire 1,801 homes pursuant to binding purchase agreements with certain homebuilders as of March 31, 2025.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of March 31, 2025, our remaining equity commitments to our joint ventures total $167.0 million.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2025.
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
Our Chief Executive Officer is our chief operating decision maker (“CODM”). We concluded that we have one reportable segment based on the way our CODM regularly reviews internally reported financial information to evaluate performance, make operating decisions, and allocate resources at a consolidated level. Net income as reported on our condensed consolidated statements of operations is a primary metric utilized by the CODM to analyze the performance of the segment, including budget versus actual performance, and to allocate resources.

Non-GAAP Measures
EBITDA, EBITDAre, and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense; income tax expense; depreciation and amortization; and adjustments for unconsolidated joint ventures. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre. Consistent with the Nareit definition, we define EBITDAre as EBITDA, further adjusted for the following: gain on sale of property, net of tax; and impairment on depreciated real estate investments. Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; severance; casualty (gains) losses and reserves, net; (gains) losses on investments in equity securities, net; and other income and expenses. Where appropriate, EBITDA, EBITDAre, and Adjusted EBITDA are adjusted for our share of investments in unconsolidated subsidiaries.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net income available to common stockholders	$165,517	$142,158
Net income available to participating securities	228	192
Non-controlling interests	537	436
Interest expense	84,254	89,845
Interest expense in unconsolidated joint ventures	5,626	5,235
Depreciation and amortization	183,146	175,313
Depreciation and amortization of investments in unconsolidated joint ventures	3,662	2,927
EBITDA	442,970	416,106
Gain on sale of property, net of tax	(71,666)	(50,498)
Impairment on depreciated real estate investments	63	60
Net gain on sale of investments in unconsolidated joint ventures	(145)	(381)
EBITDAre	371,222	365,287
Share-based compensation expense(1)	10,157	7,900
Severance expense	2,385	90
Casualty losses and reserves, net(2)	4,683	4,082
Losses on investments in equity and other securities, net	221	209
Other, net(3)	(1,365)	(5,973)
Adjusted EBITDAre	$387,303	$371,595

(1)For the three months ended March 31, 2025 and 2024, $1,651 and $1,598, was recorded in property management expense, respectively, and $8,506 and $6,302, was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures.
(3)Includes costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2025	2024
Net income available to common stockholders	$165,517	$142,158
Net income available to participating securities	228	192
Non-controlling interests	537	436
Interest expense	84,254	89,845
Depreciation and amortization	183,146	175,313
Property management expense(1)	36,739	31,237
General and administrative(2)	29,518	23,448
Casualty losses, impairment, and other(3)	4,683	4,137
Gain on sale of property, net of tax	(71,666)	(50,498)
Losses on investments in equity and other securities, net	221	209
Other, net(4)	(1,365)	(5,973)
Management fee revenues	(21,408)	(13,942)
Losses from investments in unconsolidated joint ventures	5,218	5,138
NOI (total portfolio)	415,622	401,700
Non-Same Store NOI	(20,971)	(20,954)
NOI (Same Store portfolio)(5)	$394,651	$380,746

(1)Includes $1,651 and $1,598 of share-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes $8,506 and $6,302 of share-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.
(3)Includes our share from unconsolidated joint ventures.
(4)Includes costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 78,078 homes for the three months ended March 31, 2025 and 2024.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following (including adjustments for unconsolidated joint ventures, as applicable): non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; severance expense; casualty (gains) losses and reserves, net; and (gains) losses on investments in equity and other securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value, and maintain the functionality, of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing this non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2025	2024
Net income available to common stockholders	$165,517	$142,158
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	228	192
Non-controlling interests	537	436
Depreciation and amortization on real estate assets	179,063	171,918
Impairment on depreciated real estate investments	63	60
Net gain on sale of previously depreciated investments in real estate	(71,666)	(50,498)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	3,498	2,519
FFO	277,240	266,785
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	3,634	9,217
Share-based compensation expense(2)	10,157	7,900
Severance expense	2,385	90
Casualty losses and reserves, net(1)	4,683	4,082
Losses on investments in equity and other securities, net	221	209
Core FFO	298,320	288,283
Recurring capital expenditures(1)	(37,347)	(37,122)
Adjusted FFO	$260,973	$251,161

Net income available to common stockholders
Weighted average common shares outstanding — diluted(3)(4)	613,361,880	613,807,166

Net income per common share — diluted(3)(4)	$0.27	$0.23

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(3)(4)	615,645,848	615,987,206
FFO per common share — diluted(3)(4)	$0.45	$0.43
Core FFO per common share — diluted(3)(4)	$0.48	$0.47
AFFO per common share — diluted(3)(4)	$0.42	$0.41

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended March 31, 2025 and 2024, $1,651 and $1,598, was recorded in property management expense, respectively, and $8,506 and $6,302 was recorded in general and administrative expense, respectively.
(3)Incremental shares attributed to non-vested share-based awards totaling 584,274 and 1,587,646 for the three months ended March 31, 2025 and 2024, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 889,233 and 1,894,345 for the three months ended March 31, 2025 and 2024, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(4)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 1,979,009 and 1,873,341 for the three months ended March 31, 2025 and 2024, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of March 31, 2025, our $2,945.0 million of outstanding variable-rate debt was comprised of the $470.0 million Revolving Facility and $2,475.0 million of Term Loan Facilities. As of March 31, 2025, we had effectively converted 65.4% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $10.2 million. This estimate considers the impact of our interest rate swap agreements and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three months ended March 31, 2025.
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

PART II
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

10.1
Form of Award Notice and Restricted Stock Unit Agreement (LTIP RSU Award Agreement) under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2025).†

10.2
Form of Award Notice and LTIP Unit Agreement (LTIP Unit Award Agreement) under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2025).†

10.3	Invitation Homes Inc. Executive Severance Plan.†

10.4
Second Amendment to Term Loan Agreement, dated as of April 28, 2025, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 30, 2025).

22.1	Subsidiary Issuer and Guarantors of Guaranteed Securities.

31.1	Certification of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dallas B. Tanner, Chief Executive Officer, pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

† Management contract or compensatory plan

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
Date: May 1, 2025

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: May 1, 2025