Form 10-Q
period 2025-06-30
Invitation Homes Inc.
filed 2025-07-31
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2025
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of July 30, 2025, there were 613,008,220 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I — Financial Information
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	62
Item	4.	Controls and Procedures	63

PART II — Other Information
Item	1.	Legal Proceedings	64
Item	1A.	Risk Factors	64
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item	3.	Defaults Upon Senior Securities	64
Item	4.	Mine Safety Disclosures	64
Item	5.	Other Information	64
Item	6.	Exhibits	65

Signatures			67

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

PART I
ITEM 1. FINANCIAL STATEMENTS

INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,960,486	$4,901,192
Building and improvements	17,588,206	17,180,308
	22,548,692	22,081,500
Less: accumulated depreciation	(5,186,763)	(4,869,374)
Investments in single-family residential properties, net	17,361,929	17,212,126
Cash and cash equivalents	65,112	174,491
Restricted cash	218,612	245,202
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	232,614	241,605
Other assets, net	525,531	569,320
Total assets	$18,662,005	$18,700,951

Liabilities:
Secured debt, net	$1,382,965	$1,385,573
Unsecured notes, net	3,803,985	3,800,688
Term loan facilities, net	2,447,555	2,446,041
Revolving facility	540,000	570,000
Accounts payable and accrued expenses	308,347	247,709
Resident security deposits	184,656	180,866
Other liabilities	289,201	277,565
Total liabilities	8,956,709	8,908,442
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 613,008,220 and 612,605,478 outstanding as of June 30, 2025 and December 31, 2024, respectively	6,130	6,126
Additional paid-in capital	11,181,950	11,170,597
Accumulated deficit	(1,531,350)	(1,480,928)
Accumulated other comprehensive income	11,556	60,969
Total stockholders’ equity	9,668,286	9,756,764
Non-controlling interests	37,010	35,745
Total equity	9,705,296	9,792,509
Total liabilities and equity	$18,662,005	$18,700,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Rental revenues and other property income	$659,107	$637,475	$1,312,178	$1,269,572
Management fee revenues	22,294	15,976	43,702	29,918
Total revenues	681,401	653,451	1,355,880	1,299,490

Expenses:
Property operating and maintenance	244,278	234,184	481,727	464,581
Property management expense	35,833	32,633	72,572	63,870
General and administrative	23,591	21,498	53,109	44,946
Interest expense	87,414	90,007	171,668	179,852
Depreciation and amortization	185,455	176,622	368,601	351,935
Casualty losses, impairment, and other	3,029	10,353	7,712	14,490
Total expenses	579,600	565,297	1,155,389	1,119,674

Gains (losses) on investments in equity and other securities, net	(90)	1,504	(311)	1,295
Other, net	(2,133)	(54,012)	(768)	(48,039)
Gain on sale of property, net of tax	46,591	43,267	118,257	93,765
Losses from investments in unconsolidated joint ventures	(4,802)	(5,482)	(10,020)	(10,620)

Net income	141,367	73,431	307,649	216,217
Net income attributable to non-controlling interests	(480)	(243)	(1,017)	(679)

Net income attributable to common stockholders	140,887	73,188	306,632	215,538
Net income available to participating securities	(222)	(207)	(450)	(399)

Net income available to common stockholders — basic and diluted (Note 12)	$140,665	$72,981	$306,182	$215,139

Weighted average common shares outstanding — basic	613,048,193	612,628,758	612,913,649	612,424,139
Weighted average common shares outstanding — diluted	613,261,904	613,823,339	613,312,641	613,815,253

Net income per common share — basic	$0.23	$0.12	$0.50	$0.35
Net income per common share — diluted	$0.23	$0.12	$0.50	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$141,367	$73,431	$307,649	$216,217

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(10,768)	10,584	(29,726)	43,321
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(9,057)	(21,465)	(19,844)	(43,029)
Other comprehensive income (loss)	(19,825)	(10,881)	(49,570)	292
Comprehensive income	121,542	62,550	258,079	216,509
Comprehensive income attributable to non-controlling interests	(419)	(208)	(860)	(692)

Comprehensive income attributable to common stockholders	$121,123	$62,342	$257,219	$215,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2025
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2025	612,883,911	$6,129	$11,174,953	$(1,493,971)	$31,320	$9,718,431	$36,583	$9,755,014
Capital distributions	—	—	—	—	—	—	(729)	(729)
Net income	—	—	—	140,887	—	140,887	480	141,367
Dividends and dividend equivalents declared ($0.29 per share)	—	—	—	(178,266)	—	(178,266)	—	(178,266)
Issuance of common stock — settlement of RSUs, net of tax	116,809	1	(730)	—	—	(729)	—	(729)
Share-based compensation expense	—	—	7,381	—	—	7,381	1,083	8,464
Total other comprehensive loss	—	—	—	—	(19,764)	(19,764)	(61)	(19,825)
Redemption of OP Units for common stock	7,500	—	346	—	—	346	(346)	—
Balance as of June 30, 2025	613,008,220	$6,130	$11,181,950	$(1,531,350)	$11,556	$9,668,286	$37,010	$9,705,296

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	612,605,478	$6,126	$11,170,597	$(1,480,928)	$60,969	$9,756,764	$35,745	$9,792,509
Capital distributions	—	—	—	—	—	—	(1,330)	(1,330)
Net income	—	—	—	306,632	—	306,632	1,017	307,649
Dividends and dividend equivalents declared ($0.58 per share)	—	—	—	(357,054)	—	(357,054)	—	(357,054)
Issuance of common stock — settlement of RSUs, net of tax	395,242	4	(5,533)	—	—	(5,529)	—	(5,529)
Share-based compensation expense	—	—	16,540	—	—	16,540	2,081	18,621
Total other comprehensive loss	—	—	—	—	(49,413)	(49,413)	(157)	(49,570)
Redemption of OP Units for common stock	7,500	—	346	—	—	346	(346)	—
Balance as of June 30, 2025	613,008,220	$6,130	$11,181,950	$(1,531,350)	$11,556	$9,668,286	$37,010	$9,705,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Six Months Ended June 30, 2024
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2024	612,485,098	$6,125	$11,153,703	$(1,099,957)	$74,826	$10,134,697	$35,392	$10,170,089
Capital distributions	—	—	—	—	—	—	(1,011)	(1,011)
Net income	—	—	—	73,188	—	73,188	243	73,431
Dividends and dividend equivalents declared ($0.28 per share)	—	—	—	(171,712)	—	(171,712)	—	(171,712)
Issuance of common stock — settlement of RSUs, net of tax	101,446	1	(700)	—	—	(699)	—	(699)
Share-based compensation expense	—	—	6,752	—	—	6,752	740	7,492
Total other comprehensive loss	—	—	—	—	(10,846)	(10,846)	(35)	(10,881)
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of June 30, 2024	612,594,044	$6,126	$11,159,835	$(1,198,481)	$63,981	$10,031,461	$35,248	$10,066,709

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	611,958,239	$6,120	$11,156,736	$(1,070,586)	$63,701	$10,155,971	$34,464	$10,190,435
Capital distributions	—	—	—	—	—	—	(1,564)	(1,564)
Net income	—	—	—	215,538	—	215,538	679	216,217
Dividends and dividend equivalent declared ($0.56 per share)	—	—	—	(343,433)	—	(343,433)	—	(343,433)
Issuance of common stock — settlement of RSUs, net of tax	628,305	6	(10,636)	—	—	(10,630)	—	(10,630)
Share-based compensation expense	—	—	13,655	—	—	13,655	1,737	15,392
Total other comprehensive income	—	—	—	—	279	279	13	292
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of June 30, 2024	612,594,044	$6,126	$11,159,835	$(1,198,481)	$63,981	$10,031,461	$35,248	$10,066,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating Activities:
Net income	$307,649	$216,217

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368,601	351,935
Share-based compensation expense	18,621	15,392
Amortization of deferred financing costs	10,705	8,400
Amortization of debt discounts	1,570	1,317
Provisions for impairment	99	60
(Gains) losses on investments in equity and other securities, net	311	(1,295)
Gain on sale of property, net of tax	(118,257)	(93,765)
Change in fair value of derivative instruments	(6,152)	4,643
Losses from investments in unconsolidated joint ventures, net of operating distributions	11,314	11,826
Other non-cash amounts included in net income	2,168	11,353
Changes in operating assets and liabilities:
Other assets, net	(17,586)	(40,780)
Accounts payable and accrued expenses	97,288	150,233
Resident security deposits	3,790	(622)
Other liabilities	2,857	468
Net cash provided by operating activities	682,978	635,382

Investing Activities:
Deposits for acquisition of single-family residential properties	8,934	(2,013)
Acquisition of single-family residential properties	(510,836)	(244,337)
Initial renovations to single-family residential properties	(15,311)	(14,441)
Other capital expenditures for single-family residential properties	(110,863)	(99,132)
Proceeds from sale of single-family residential properties	267,692	218,751
Repayment proceeds from retained debt securities	—	441
Investments in equity securities	(1,135)	(511)
Investments in unconsolidated joint ventures	(12,873)	(38,928)
Non-operating distributions from unconsolidated joint ventures	11,360	5,460
Other investing activities	(53,883)	(25,490)
Net cash used in investing activities	(416,915)	(200,200)

Financing Activities:
Payment of dividends and dividend equivalents	(356,806)	(344,938)
Distributions to non-controlling interests	(1,330)	(1,564)
Payment of taxes related to net share settlement of RSUs	(5,529)	(10,630)
Payments on secured debt	(3,799)	(10,531)
Proceeds from revolving facility	270,000	—
Payments on revolving facility	(300,000)	—
Deferred financing costs paid	(3,128)	—
Other financing activities	(1,440)	(1,825)
Net cash used in financing activities	(402,032)	(369,488)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2025	2024
Change in cash, cash equivalents, and restricted cash	$(135,969)	$65,694
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	419,693	897,484
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$283,724	$963,178

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$163,289	$167,247
Interest capitalized as investments in single-family residential properties, net	1,064	1,148
Cash paid for income taxes	67	94
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,991	3,287
Financing cash flows from finance leases	1,443	1,825

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,121	$1,507
Accrued residential property capital improvements at period end	10,799	10,687
Transfer of residential property, net to other assets, net for held for sale assets	56,792	64,070
Change in other comprehensive income (loss) from cash flow hedges	(43,418)	(4,350)
ROU assets obtained in exchange for operating lease liabilities	4,881	14,408
ROU assets obtained in exchange for finance lease liabilities	2,907	4,002
Dividends declared but not paid	178,020	—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”) that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. As of June 30, 2025, we wholly own 85,905 homes for lease, jointly own 7,698 homes for lease, and provide professional third-party property and asset management services for an additional 16,785 homes.
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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2025, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, and the condensed consolidated statements of operations for the three and six months ended June 30, 2025 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall fluctuating global and United States economic conditions (including inflation, elevated interest rates, political dissension, and labor shortfalls), uncertainty in financial markets (including as a result of events affecting financial institutions, such as bank failures), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our occupancy levels, our rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, bank failures, and other fluctuating global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to change in fiscal and monetary policy, declines in income or asset values, and other macroeconomic factors. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations.
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
For the six months ended June 30, 2024, we reclassified $10,531 of payments on mortgage loans and payments on secured term loan from payments on mortgage loans and secured term loan on the condensed consolidated statement of cash flows to the payments on secured debt cash flow line item to conform to our current presentation. This reclassification had no effect on the total reported financing activities on the condensed consolidated statement of cash flows for the six months ended June 30, 2024.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Accounting Acquirer in a Business Combination Involving a Variable Interest Entity. This ASU amends the guidance for determining the accounting acquirer in transactions involving the acquisition of a VIE that meets the definition of a business. The amendments are intended to improve consistency and comparability in financial reporting by aligning the accounting treatment of VIE acquisitions with that of VOEs. The ASU also allows for the possibility of reverse acquisitions involving VIEs, which was not permitted under prior guidance. The updated standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2025	December 31, 2024
Land	$4,960,486	$4,901,192
Single-family residential property	16,862,479	16,470,468
Capital improvements	584,909	575,982
Equipment	140,818	133,858
Total gross investments in the properties	22,548,692	22,081,500
Less: accumulated depreciation	(5,186,763)	(4,869,374)
Investments in single-family residential properties, net	$17,361,929	$17,212,126

As of June 30, 2025 and December 31, 2024, the carrying amount of the residential properties above includes $145,200 and $140,202, respectively, of capitalized acquisition costs (excluding purchase price), along with $79,297 and $78,776, respectively, of capitalized interest, $31,831 and $31,718, respectively, of capitalized property taxes, $5,203 and $5,202, respectively, of capitalized insurance, and $3,808 and $3,745, respectively, capitalized homeowners’ association (“HOA”) fees.
During the three months ended June 30, 2025 and 2024, we recognized $181,059, and $173,319, respectively, of depreciation expense related to the components of the properties, and $4,396 and $3,303, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. During the three months ended June 30, 2025, impairments totaling $36 have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. There were no such impairments during the three months ended June 30, 2024. See Note 11 for additional information regarding these impairments.
During the six months ended June 30, 2025 and 2024, we recognized $360,122 and $345,237, respectively, of depreciation expense related to the components of the properties, and $8,479 and $6,698, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the six months ended June 30, 2025 and 2024, impairments totaling $99 and $60, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$65,112	$174,491
Restricted cash	218,612	245,202
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$283,724	$419,693
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
The balances of our restricted cash accounts are set forth in the table below. As of June 30, 2025 and December 31, 2024, no amounts were funded to the insurance accounts as the conditions specified in the Secured Debt loan agreements that require such funding did not exist.

	June 30, 2025	December 31, 2024
Resident security deposits	$186,004	$181,549
Tax deferred property exchange deposits	11,059	47,551
Property taxes	10,328	4,343
Collections	6,786	7,365
Letters of credit	2,536	2,495
Capital expenditures	1,623	1,623
Special and other reserves	276	276
Total	$218,612	$245,202
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting, as of June 30, 2025 and December 31, 2024:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Pathway Property Company(1)	100.0%	720	590	$105,677	$102,520
2020 Rockpoint JV(1)	20.0%	2,605	2,606	40,378	44,846
Upward America JV(2)	7.2%	3,720	3,720	34,441	37,809
FNMA(3)	10.0%	355	387	15,313	22,072
Pathway Operating Company(4)	15.0%	N/A	N/A	20,867	20,706
2022 Rockpoint JV(1)	16.7%	278	319	9,800	10,426
2024 Peregrine JV(5)	30.0%	20	N/A	6,138	3,226
Total				$232,614	$241,605

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $164,019 as of June 30, 2025.
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
We recorded net losses from these investments for the three months ended June 30, 2025 and 2024, totaling $4,802 and $5,482, respectively, and for the six months ended June 30, 2025 and 2024, totaling $10,020, and $10,620, respectively, which are included in losses from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
We earn property and/or asset management fees from each of the joint ventures (except the Pathway Operating Company investment), and these fees are related party transactions. For the three months ended June 30, 2025 and 2024, we earned $6,306 and $3,594, respectively, and for the six months ended June 30, 2025 and 2024, we earned $12,467 and $7,106, respectively, of management fees from these related parties which are included in management fee revenues in the condensed consolidated statements of operations. As of June 30, 2025 and December 31, 2024, management fee receivables from our related parties totaled $2,075 and $1,952, respectively. (See Note 6 for additional information regarding total management fee revenues.)
Note 6—Other Assets
As of June 30, 2025 and December 31, 2024, the balances in other assets, net are as follows:

	June 30, 2025	December 31, 2024
Amounts deposited and held by others	$84,896	$93,965
Rent and other receivables, net	63,454	61,235
Investments in equity and other securities	60,944	60,120
Prepaid expenses	58,176	49,877
Investments in debt securities, net	54,796	54,619
Corporate fixed assets, net	48,124	42,704
ROU lease assets — operating and finance, net	33,144	28,830
Held for sale assets(1)	30,636	49,434
Deferred financing costs, net	20,434	23,579
Derivative instruments (Note 8)	20,279	61,479
Other	50,648	43,478
Total	$525,531	$569,320

(1)As of June 30, 2025 and December 31, 2024, 163 and 237 properties, respectively, are classified as held for sale.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended June 30, 2025 and 2024, rental revenues and other property income includes $40,841 and $40,077 of variable lease payments, respectively. For the six months ended June 30, 2025 and 2024, rental revenues and other property income includes $84,521 and $81,922 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of June 30, 2025 are as follows:

Year	Lease Payments to be Received
Remainder of 2025	$1,003,826
2026	692,885
2027	53,110
2028	—
2029	—
Thereafter	—
Total	$1,749,821
Management fee revenues and the corresponding receivables are related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). Our services include resident support, maintenance, marketing, and administrative functions. As of June 30, 2025 and 2024, we provided property and asset management services for 24,483 and 21,146 homes, respectively, of which 7,698 and 3,885 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended June 30, 2025 and 2024, we earned management fees totaling $22,294 and $15,976, respectively. For the six months ended June 30, 2025 and 2024, we earned management fees totaling $43,702 and $29,918, respectively. These revenues are included in management fee revenues in the condensed consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of June 30, 2025 and December 31, 2024, the values of our investments in equity and other securities are as follows:

	June 30, 2025	December 31, 2024
Investments without a readily determinable fair value	$60,540	$59,405
Investments with a readily determinable fair value	404	715
Total	$60,944	$60,120

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of gains (losses) on investments in equity and other securities, net for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net gains recognized on investments sold during the reporting period	$—	$1,623	$—	$1,623
Net unrealized losses on investments still held at the reporting date — with a readily determinable fair value	(90)	(119)	(311)	(328)
Total	$(90)	$1,504	$(311)	$1,295
Investments in Debt Securities, net
In connection with certain of our Securitizations (as defined in Note 7), we have retained and purchased certificates totaling $54,796, net of unamortized discounts of $703 as of June 30, 2025. These investments in debt securities are classified as held to maturity investments. As of June 30, 2025, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in two years.
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$22,693	$10,451	$19,772	$9,058
Other liabilities (Note 14)	25,571	10,067	21,904	8,636
Weighted average remaining lease term	8.8 years	3.0 years	7.6 years	3.1 years
Weighted average discount rate	5.6%	6.0%	5.6%	6.0%
Deferred Financing Costs, net
In connection with the Revolving Facility (as defined in Note 7), we incurred $25,626 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. As of June 30, 2025 and December 31, 2024, the unamortized balances of these deferred financing costs are $20,434 and $23,579, respectively.
Other
Other is primarily comprised of deferred costs related to property and asset management contracts that are being amortized over the estimated lives of the underlying contracts and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of the software.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 7—Debt
Secured Debt
The following table sets forth a summary of our secured debt as of June 30, 2025 and December 31, 2024:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
IH 2017-1(2)(3)	April 28, 2017	June 9, 2027	4.23%	$987,310	$988,271
IH 2019-1(4)	June 7, 2019	June 9, 2031	3.59%	400,385	403,046
Total Secured Debt				1,387,695	1,391,317
Less: deferred financing costs, net				(4,730)	(5,744)
Total				$1,382,965	$1,385,573

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
(3)Net of unamortized discount of $703 and $880 as of June 30, 2025 and December 31, 2024, respectively.
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
As of June 30, 2025 and December 31, 2024, a total of 8,891 and 8,923 homes, respectively, with a gross book value of $1,910,392 and $1,900,818, respectively, and a net book value of $1,327,562 and $1,350,641, respectively, are pledged pursuant to the Secured Debt. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. In addition, four times after the first anniversary of the closing date, the IH 2019-1 Borrower Entity has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the loan in order to bring the loan-to-value ratio back in line with the loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
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
The retained certificates, net of discount, total $54,796 and $54,619 as of June 30, 2025 and December 31, 2024, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
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
Prepayments
Prepayments of Secured Debt are generally not permitted under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before specified dates. For IH 2017-1 and IH 2019-1, prepayments on or before December 2026 or June  2030, respectively, will require a yield maintenance premium. For the six months ended June 30, 2025 and 2024, we made voluntary and mandatory prepayments of $3,799, and $10,531, respectively, under the terms of the loan agreements.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of our Unsecured Notes as of June 30, 2025 and December 31, 2024:

	Interest Rate(1)	June 30, 2025	December 31, 2024
Total Unsecured Notes, net(2)	2.00% — 5.50%	$3,827,937	$3,826,544
Deferred financing costs, net		(23,952)	(25,856)
Total		$3,803,985	$3,800,688

(1)Represents the range of contractual rates in place as of June 30, 2025.
(2)Net of unamortized discount of $22,063 and $23,456 as of June 30, 2025 and December 31, 2024, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
During the six months ended June 30, 2025 and 2024, no Unsecured Notes were issued.
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
On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans (as amended on September 9, 2024 and April 28, 2025 (see below), the “2022 Term Loan Facility,” and together with the 2024 Term Loan Facility and the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provided $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and delayed draw term loans totaling $575,000 (the “Delayed Draw Term Loans”) which were fully drawn on December 8, 2022. The Initial Term Loan and the Delayed Draw Term Loans (together, the “2022 Term Loans”) originally matured on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations. On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two, one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings as more fully described below.
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of June 30, 2025 and December 31, 2024:

	Maturity Date	Interest Rate	June 30, 2025	December 31, 2024
2024 Term Loan Facility(1)(2)	September 9, 2028	5.27%	$1,750,000	$1,750,000
2022 Term Loan Facility(3)	April 28, 2028	5.17%	725,000	725,000
Total Term Loan Facilities			2,475,000	2,475,000
Less: deferred financing costs, net			(27,445)	(28,959)
Term Loan Facilities, net			$2,447,555	$2,446,041

Revolving Facility(1)(2)(4)	September 9, 2028	5.20%	$540,000	$570,000

(1)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on the weighted average spread over a published forward-looking Secured Overnight Financing Rate (“SOFR”) for the interest period relevant to such borrower (“Term SOFR”) adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of June 30, 2025, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 4.32%.
(2)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR plus the applicable margin. As of June 30, 2025, the applicable margin was 0.85% and Term SOFR was 4.32%.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
(4)As of June 30, 2025, $1,210,000 of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants.
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
Borrowings under the 2022 Term Loan Facility bear interest, at our option, at a rate equal to a margin over either (a) Term SOFR for the interest period relevant to such borrowing or (b) a base rate determined by reference to the highest of (1) the administrative agent’s prime lending rate, (2) the federal funds effective rate plus 0.50%, and (3) SOFR for a one month interest period plus 1.00%.
The margins for the Term Loan Facilities, the Revolving Facility, and the 2020 Revolving Facility are as follows:

	Base Rate Loans			SOFR Rate Loans
2024 Term Loan Facility	0.00%	—	0.60%	0.75%	—	1.60%
2020 Term Loan Facility	0.00%	—	0.65%	0.80%	—	1.65%
2022 Term Loan Facility, prior to amendment	0.15%	—	1.20%	1.15%	—	2.20%
2022 Term Loan Facility, as amended	0.00%	—	0.60%	0.75%	—	1.60%
Revolving Facility	0.00%	—	0.40%	0.70%	—	1.40%
2020 Revolving Facility	0.00%	—	0.45%	0.75%	—	1.45%
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2025:

Year	Secured Debt	Unsecured Notes	Term Loan Facilities(1)(2)	Revolving Facility(1)(3)	Total
2025	$—	$—	$—	$—	$—
2026	—	—	—	—	—
2027	988,013	—	—	—	988,013
2028	—	750,000	2,475,000	540,000	3,765,000
2029	—	—	—	—	—
Thereafter	400,385	3,100,000	—	—	3,500,385
Total	1,388,398	3,850,000	2,475,000	540,000	8,253,398
Less: deferred financing costs, net	(4,730)	(23,952)	(27,445)	—	(56,127)
Less: unamortized debt discount	(703)	(22,063)	—	—	(22,766)
Total	$1,382,965	$3,803,985	$2,447,555	$540,000	$8,174,505

(1)If we exercise the two six month extension options, the maturity date for the 2024 Term Loan Facility and the Revolving Facility will be September 9, 2029.
(2)If we exercise the two one year extension options, the maturity date for the 2022 Term Loan Facility will be April 28, 2030.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The table below summarizes our interest rate swap instruments as of June 30, 2025:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
April 18, 2023	April 15, 2023	July 31, 2025	3.08%	One month Term SOFR	$200,000
September 20, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	200,000
September 20, 2024	December 31, 2024	May 31, 2028	3.14%	One month Term SOFR	200,000
September 23, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2028	1.93%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2029	3.12%	One month Term SOFR	200,000
May 8, 2025	May 8, 2025	May 31, 2028	3.51%	One month Term SOFR	200,000
June 20, 2025	June 20, 2025	May 31, 2028	3.60%	One month Term SOFR	200,000
March 22, 2023	July 9, 2025	May 31, 2029	2.99%	One month Term SOFR	300,000
During the six months ended June 30, 2025 and 2024, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $13,022 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Historically, we have entered into and maintained interest rate cap agreements in connection with certain loan agreements. As of June 30, 2025 and December 31, 2024, we did not have any interest rate caps.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2025	December 31, 2024	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$20,279	$61,479	Other liabilities	$2,219	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	—	Other liabilities	—	—
Total		$20,279	$61,479		$2,219	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2025 and December 31, 2024:

	June 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$20,279	$(866)	$19,413	$—	$—	$19,413
Offsetting liabilities:
Derivatives	$2,219	$(866)	$1,353	$—	$—	$1,353

	December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$61,479	$—	$61,479	$—	$—	$61,479
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024		2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(10,768)	$10,584	Interest expense	$9,057	$21,465	$87,414	$90,007

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

	Location of Loss Recognized in Net Income on Derivative	Amount of Gain (Loss) Recognized in Net Income on Derivative
		For the Three Months Ended June 30,
		2025	2024
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$—
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivative		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024		2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(29,726)	$43,321	Interest expense	$19,844	$43,029	$171,668	$179,852

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivative
		For the Six Months Ended June 30,
		2025	2024
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$1
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of June 30, 2025, the fair value of certain derivatives in a net liability position was $2,219. If we had breached any of these provisions at June 30, 2025, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $2,273.
Note 9—Stockholders’ Equity
As of June 30, 2025, we have issued 613,008,220 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of June 30, 2025, 2,099,937 outstanding OP Units are redeemable.
During the three and six months ended June 30, 2025, we issued 124,309 and 402,742 shares of common stock, respectively. During the three and six months ended June 30, 2024, we issued 108,946 and 635,805 shares of common stock, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and six months ended June 30, 2025 and 2024, we did not sell any shares of common stock under the ATM Equity Program. As of June 30, 2025, $1,150,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2024 through June 30, 2025:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q2-2025	March 27, 2025	$0.29	April 17, 2025	$177,963
Q1-2025	December 26, 2024	0.29	January 17, 2025	177,839
Q4-2024	September 26, 2024	0.28	October 18, 2024	171,485
Q3-2024	June 27, 2024	0.28	July 19, 2024	172,389
Q2-2024	March 28, 2024	0.28	April 19, 2024	171,712
Q1-2024	December 27, 2023	0.28	January 19, 2024	171,721
On June 12, 2025, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on June 26, 2025, resulting in a $178,020 dividend payment on July 18, 2025 (see Note 16). This dividend payment is accrued in other liabilities on our June 30, 2025 condensed consolidated balance sheet.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2025.
LTIP Awards:
•Annual LTIP Awards Granted: During the six months ended June 30, 2025, we granted 879,142 RSUs and 207,173 LTIP OP Units pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market-based vesting conditions, and/or performance-based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the six months ended June 30, 2025, certain PRSUs did not achieve performance criteria, resulting in the cancellation of 281,588 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Award Activity:
•Retention Awards: During the six months ended June 30, 2025, we granted 73,508 employment awards in the form of time-vesting RSUs that vest in two equal installments based on the third and fourth anniversary of the grant date.
•Director Awards: During the six months ended June 30, 2025, we granted 50,256 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2026 annual stockholders meeting, subject to continued service on the board of directors through that date.
Outperformance Awards
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs (the “2022 Outperformance Awards” and together with the 2019 outperformance program, the “Outperformance Awards”). The 2022 Outperformance Awards included market based vesting conditions related to rigorous absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2025. The 2022 Outperformance Awards provided that upon completion of 75% of the performance period, or June 30, 2024 (the “Interim Measurement Date”), performance achieved as of the Interim Measurement Date was calculated consistent with the award terms. To the extent performance through the Interim Measurement Date resulted in a payout if the performance period had ended on that date, a minimum of 50% of such hypothetical payout amount is guaranteed as a minimum level payout for the full performance period, so long as certain minimum levels of relative TSR are achieved for the full performance period. As of the Interim Measurement Date, the relative TSR component of the 2022 Outperformance Awards was calculated at maximum achievement, while the absolute TSR component was below threshold. As such, overall performance as of the Interim Measurement Date resulted in a 50% payout of the 2022 Outperformance Awards, or a guaranteed minimum payout of 25%, provided that certain minimum levels of relative TSR were achieved for the full performance period. The final award achievement is equal to the greater of the payouts determined based on the Interim Measurement Date and actual performance through March 31, 2025.
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
Summary of Total Share-Based Awards
The following table summarizes activity related to share-based awards, other than Outperformance Awards, during the six months ended June 30, 2025:

	Time-Vesting Awards		Performance and/or Market Vesting Awards		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2024	631,388	$34.32	1,446,701	$34.01	2,078,089	$34.10
Granted	515,049	34.01	695,030	42.54	1,210,079	38.91
Vested(2)	(344,467)	(34.95)	(129,255)	(34.81)	(473,722)	(34.91)
Forfeited / canceled	(23,427)	(33.47)	(325,536)	(36.04)	(348,963)	(35.87)
Balance, June 30, 2025	778,543	$33.86	1,686,940	$37.07	2,465,483	$36.06

(1)Total share-based awards excludes Outperformance Awards.
(2)Vested share-based awards issued in shares of common stock are included in basic EPS for the periods after each award’s vesting date, and vested share-based awards issued in the form LTIP OP Units are included as a component of non-controlling interest for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the six months ended June 30, 2025 was $19,675. During the six months ended June 30, 2025, 11,106 awards were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the six months ended June 30, 2025:

For the Six Months Ended June 30,
Expected volatility(1)	20.1% — 24.5%
Risk-free rate	3.91%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2025 and 2024, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$6,898	$5,818	$15,404	$12,120
Property management expense	1,566	1,674	3,217	3,272
Total	$8,464	$7,492	$18,621	$15,392
As of June 30, 2025, there is $53,242 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.06 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of June 30, 2025 and December 31, 2024, refer to Note 6.
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$54,796	$53,960	$54,619	$52,768

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$3,527,937	$3,319,238	$3,526,544	$3,218,156
IH 2017-1(3)	Level 2	987,310	960,621	988,271	945,386
Unsecured Notes — private placement(4)	Level 2	300,000	260,818	300,000	251,855
IH 2019-1(5)	Level 3	400,385	372,412	403,046	358,222
Term Loan Facilities(6)	Level 3	2,475,000	2,484,330	2,475,000	2,478,006
Revolving Facility(7)	Level 3	540,000	542,743	570,000	570,702

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $22,063 and $23,456 of unamortized discount and excludes $23,027 and $24,847 of deferred financing costs as of June 30, 2025 and December 31, 2024, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
(3)The carrying values of IH 2017-1 includes $703 and $880 of unamortized discount and excludes $3,442 and $4,347 of deferred financing costs as of June 30, 2025 and December 31, 2024, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $925 and $1,009 of deferred financing costs as of June 30, 2025 and December 31, 2024, respectively.
(5)The carrying value of the IH 2019-1 excludes $1,288 and $1,397 of deferred financing costs as of June 30, 2025 and December 31, 2024, respectively.
(6)The carrying values of the Term Loan Facilities exclude $27,445 and $28,959 of deferred financing costs as of June 30, 2025 and December 31, 2024, respectively.
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of June 30, 2025:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Debt — IH 2019-1	$372,412	Discounted Cash Flow	Effective Rate	4.95%
Term Loan Facilities	2,484,330	Discounted Cash Flow	Effective Rate	3.87%	—	5.18%
Revolving Facility	542,743	Discounted Cash Flow	Effective Rate	3.79%	—	5.11%

(1)Our Level 3 fair value instruments require interest only payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$322	$—	$949	$413
Total impairments	(36)	—	(99)	(60)
Fair value	$286	$—	$850	$353

We did not record any impairments for our investments in single-family residential properties, net held for use during the three and six months ended June 30, 2025 and 2024. For additional information related to our single-family residential properties as of June 30, 2025 and December 31, 2024, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$140,665	$72,981	$306,182	$215,139

Denominator:
Weighted average common shares outstanding — basic	613,048,193	612,628,758	612,913,649	612,424,139
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	213,711	1,194,581	398,992	1,391,114
Weighted average common shares outstanding — diluted	613,261,904	613,823,339	613,312,641	613,815,253

Net income per common share — basic	$0.23	$0.12	$0.50	$0.35
Net income per common share — diluted	$0.23	$0.12	$0.50	$0.35
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended June 30, 2025, 376,639 incremental shares attributed to non-vested share-based awards are excluded from the denominator because they are anti-dilutive. There were no such incremental shares for the three months ended June 30, 2024. For the six months ended June 30, 2025 and 2024, 423,974 and 56,727 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the three and six months ended June 30, 2025 and 2024, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of June 30, 2025 and December 31, 2024, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. While we are still evaluating the full effects of the legislation, we do not expect it to have a material impact on our condensed consolidated financial statements.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of June 30, 2025, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2025	$2,596	$1,977
2026	4,340	3,832
2027	4,091	3,361
2028	3,477	1,493
2029	2,957	362
Thereafter	15,755	—
Total lease payments	33,216	11,025
Less: imputed interest	(7,645)	(958)
Total lease liability	$25,571	$10,067
The components of lease expense for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost:
Fixed lease cost	$1,374	$1,006	$2,666	$1,843
Variable lease cost	442	367	778	842
Total operating lease cost	$1,816	$1,373	$3,444	$2,685

Finance lease cost:
Amortization of ROU assets	$1,016	$877	$1,956	$1,796
Interest on lease liabilities	149	132	277	284
Total finance lease cost	$1,165	$1,009	$2,233	$2,080

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 1,286 homes over the next three years. Remaining commitments under these agreements total approximately $370,000 as of June 30, 2025.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2025, there are no material contingent liabilities related to uninsured losses with respect to our properties.
Legal and Other Matters
We are subject to various legal proceedings and claims that arise in the ordinary course of our business as well as governmental and regulatory inquiries and engagements. We accrue a liability when we believe that it is both probable that a liability has been incurred and that we can reasonably estimate the amount of the loss. We do not believe that the final outcome of these proceedings or matters will have a material adverse effect on our condensed consolidated financial statements.
Note 15—Segment Reporting
Our principal business is investment in and management of single-family residential properties for lease. As of June 30, 2025, we wholly own 85,905 homes for lease, jointly own 7,698 homes for lease, and provide professional third-party property and asset management services for an additional 16,785 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
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
Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our condensed consolidated statements of operations. Other expense categories such as property management expense, general and administrative, depreciation and amortization, and interest expense are included on our condensed consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Fixed expenses(1)	$130,285	$127,016	$261,006	$255,966
Controllable expenses(2)	113,993	107,168	220,721	208,615
Total property operating and maintenance	$244,278	$234,184	$481,727	$464,581

(1)Fixed expenses include the following: property taxes; insurance expense; and HOA expenses.
(2)Controllable expenses include the following: repairs and maintenance; personnel, leasing, and marketing; turnover; and utilities and property administrative.
Note 16—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2025, for potential recognition or disclosure.
Dividend Payment
On June 12, 2025, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on June 26, 2025, resulting in a $178,020 dividend payment on July 18, 2025 (see Note 9).

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of June 30, 2025, we wholly own 85,905 homes for lease, jointly own 7,698 homes for lease, and provide professional third-party property and asset management services for an additional 16,785 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, which is underscored by our recently updated company purpose to Unlock the Power of Home™. Our Genuine CARE™ values serve as the foundation for our work, and the underlying principles of clear communication, integrity, responsibility, innovation, adaptability, and a welcoming workplace were designed to create an authentic experience for our residents, shareholders, and associates. We also work to advance sustainability, which is an important part of our strategic business objectives and is critical to our long-term success.
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
Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2025 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,184	96.6%	$3,183	$1.86	10.9%
Northern California	4,056	97.4%	2,783	1.76	5.5%
Seattle	3,931	97.8%	2,942	1.53	5.6%
Phoenix	9,214	97.5%	2,069	1.22	9.6%
Las Vegas	3,397	97.2%	2,239	1.14	3.7%
Denver	2,849	95.1%	2,626	1.43	3.5%
Western United States Subtotal	30,631	97.1%	2,607	1.48	38.8%

Florida:
South Florida	8,134	96.1%	3,109	1.66	11.9%
Tampa	9,658	93.1%	2,307	1.22	10.7%
Orlando	6,879	96.3%	2,269	1.21	7.7%
Jacksonville	2,082	95.2%	2,195	1.11	2.2%
Florida Subtotal	26,753	94.9%	2,539	1.35	32.5%

Southeast United States:
Atlanta	12,634	96.2%	2,088	1.01	12.6%
Carolinas	6,106	94.1%	2,089	0.99	6.1%
Southeast United States Subtotal	18,740	95.5%	2,088	1.00	18.7%

Texas:
Houston	2,459	92.9%	1,951	0.98	2.2%
Dallas	3,495	90.5%	2,275	1.11	3.6%
Texas Subtotal	5,954	90.8%	2,145	1.06	5.8%

Midwest United States:
Chicago	2,459	95.7%	2,474	1.54	2.8%
Minneapolis	1,048	95.8%	2,395	1.22	1.2%
Midwest United States Subtotal	3,507	95.7%	2,450	1.43	4.0%

Other(5):	320	63.5%	2,197	1.18	0.2%

Total / Average	85,905	95.6%	$2,434	$1.29	100.0%
Same Store Total / Average	77,721	97.2%	$2,445	$1.30	92.7%

(1)As of June 30, 2025.
(2)Represents average occupancy for the three months ended June 30, 2025.
(3)Represents average monthly rent for the three months ended June 30, 2025.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2025.
(5)Represents homes located outside of our 16 core markets as of June 30, 2025, primarily in Nashville and San Antonio.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.3% of our rental revenues and other property income during the three months ended June 30, 2025. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Property Improvements and Maintenance: Property improvements and maintenance impact capital expenditures, property operating and maintenance expense, and rental revenues. We actively manage our homes on a total portfolio basis to determine what capital and maintenance needs may be required and what opportunities we may have to generate additional revenues or expense savings from such expenditures. As a result of inflationary trends and/or imposition of or increases in tariffs, we may experience, as we have in the past, increased costs for certain materials and services necessary to improve and maintain our homes. We continue to actively manage the impact of these factors on these costs, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
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

The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we incur costs to renovate a home to prepare it for rental. The scope of renovation work varies, but may include paint, flooring, carpeting, cabinetry, appliances, plumbing hardware, roof replacement, HVAC replacement, and other items required to prepare the home for rental. The time and cost involved in accessing our homes and preparing them for rental can significantly impact our financial performance. The time to renovate a newly acquired property can vary significantly among homes for several reasons, including the property’s acquisition channel, the condition of the property, whether the property was vacant when acquired, and whether there are any state or local restrictions on our ability to complete renovations as an essential business function. Additionally, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business have increased the time required to renovate our homes. As a result of inflationary trends and/or imposition of or increases in tariffs, we may experience, as we have in the past, increased costs for certain materials and services necessary to renovate our homes. We continue to actively manage these factors on the cost of renovations, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
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
Macroeconomics Conditions: Inflation, elevated interest rates, political dissension, and adverse global economic conditions could negatively affect our business and financial condition. Imposition of, increases in, and changing policies around tariffs by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Results of Operations
Portfolio Information
As of June 30, 2025 and 2024, we owned 85,905 and 84,640 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2025 and 2024, we acquired 939 and 443 homes, respectively, and sold 295 and 248 homes, respectively. During the three months ended June 30, 2025 and 2024, we owned an average of 85,505 and 84,471 single-family rental homes, respectively. During the six months ended June 30, 2025 and 2024, we acquired 1,516 and 700 homes, respectively, and sold 749 and 627 homes, respectively. During the six months ended June 30, 2025 and 2024, we owned an average of 85,349 and 84,478 single-family rental homes, respectively.
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
As of June 30, 2025, our Same Store portfolio consisted of 77,721 single-family rental homes.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues:
Rental revenues and other property income	$659,107	$637,475	$21,632	3.4%
Management fee revenues	22,294	15,976	6,318	39.5%
Total revenues	681,401	653,451	27,950	4.3%

Expenses:
Property operating and maintenance	244,278	234,184	10,094	4.3%
Property management expense	35,833	32,633	3,200	9.8%
General and administrative	23,591	21,498	2,093	9.7%
Interest expense	87,414	90,007	(2,593)	(2.9)%
Depreciation and amortization	185,455	176,622	8,833	5.0%
Casualty losses, impairment, and other	3,029	10,353	(7,324)	(70.7)%
Total expenses	579,600	565,297	14,303	2.5%

Gains (losses) on investments in equity and other securities, net	(90)	1,504	(1,594)	(106.0)%
Other, net	(2,133)	(54,012)	51,879	96.1%
Gain on sale of property, net of tax	46,591	43,267	3,324	7.7%
Losses from investments in unconsolidated joint ventures	(4,802)	(5,482)	680	12.4%

Net income	$141,367	$73,431	$67,936	92.5%
Revenues
For the three months ended June 30, 2025 and 2024, total revenues were $681.4 million and $653.5 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.

For the three months ended June 30, 2025 and 2024, total portfolio rental revenues and other property income totaled $659.1 million and $637.5 million, respectively, an increase of 3.4%, driven by an increase in average monthly rent per occupied home and a 1,034 home increase between periods in the average number of homes owned, partially offset by a 100 bps reduction in average occupancy.
Average occupancy for the three months ended June 30, 2025 and 2024 for the total portfolio was 95.6% and 96.6%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2025 and 2024 was $2,434 and $2,379, respectively, a 2.3% increase. For our Same Store portfolio, average occupancy was 97.2% and 97.6% for the three months ended June 30, 2025 and 2024, respectively, and average monthly rent per occupied home for the three months ended June 30, 2025 and 2024 was $2,445 and $2,382, respectively, a 2.6% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2025 and 2024 was 24.8% and 24.9%, respectively. For the Same Store portfolio, an average home remained unoccupied for 40 and 34 days between residents for the three months ended June 30, 2025 and 2024, respectively. The increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.6% and 5.6% for the three months ended June 30, 2025 and 2024, respectively, and new lease net effective rental rate growth for the total portfolio averaged 2.0% and 3.5% for the three months ended June 30, 2025 and 2024, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.7% and 5.5% for the three months ended June 30, 2025 and 2024, respectively, and new lease net effective rental rate growth averaged 2.2% and 3.5% for the three months ended June 30, 2025 and 2024, respectively.
Other property income for the three months ended June 30, 2025 increased compared to June 30, 2024, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the three months ended June 30, 2025 and 2024, management fee revenues totaled $22.3 million and $16.0 million, respectively. The 39.5% increase is primarily due to an increase in the average number of homes for which we provide property and asset management services from 19,488 homes for the three months ended June 30, 2024 to 24,770 homes for the three months ended June 30, 2025.
Expenses
For the three months ended June 30, 2025 and 2024, total expenses were $579.6 million and $565.3 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended June 30, 2025, property operating and maintenance expense increased to $244.3 million from $234.2 million for the three months ended June 30, 2024. The 4.3% increase in property operating and maintenance expense is primarily attributable to a 1,034 home increase in the average number of homes owned between periods, as well as increases in utilities, property taxes, and market-level personnel expenses.
Property management expense and general and administrative expense increased to $59.4 million from $54.1 million for the three months ended June 30, 2025 and 2024, respectively, primarily due to increased personnel and other costs related to expansion of our property and asset management platform, including costs incurred to manage a 27.1% increase in the average number of homes managed between periods.
Interest expense decreased to $87.4 million for the three months ended June 30, 2025 from $90.0 million for the three months ended June 30, 2024. The decrease in interest expense was primarily due to a decrease in gross debt outstanding, partially offset by a 17 bps increase in our weighted average interest rate, in each case, as of June 30, 2025 as compared to June 30, 2024. Additionally, the amendment of certain of our interest rate swap agreements during 2024 reduced related non-cash fair value amortization by $4.7 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Depreciation and amortization expense increased to $185.5 million for the three months ended June 30, 2025 from $176.6 million for the three months ended June 30, 2024 due to an increase in cumulative capital expenditures and a 1,034 home increase in the average number of homes owned during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Casualty losses, impairment, and other expenses were $3.0 million and $10.4 million for the three months ended June 30, 2025 and 2024, respectively. Expense during both periods is primarily comprised of casualty and other insurance losses.
Gains (Losses) on Investments in Equity and Other Securities, net
For the three months ended June 30, 2025, gains (losses) on investments in equity and other securities, net of $0.1 million was comprised of net unrealized losses recognized on investments held at period end. For the three months ended June 30, 2024, gains on investments in equity and other securities, net of $1.5 million was comprised of a $1.6 million net realized gain from exercised warrants and $0.1 million net unrealized losses recognized on investments held as of June 30, 2024.
Other, net
Other, net decreased to $2.1 million of expense for the three months ended June 30, 2025 from $54.0 million of expense for the three months ended June 30, 2024, primarily due to a $22.0 million accrual for a settlement that resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs, as well as a $37.5 million accrual for an estimated probable loss with respect to an inquiry from the Federal Trade Commission (“FTC”) that was ongoing as of June 30, 2024 and subsequently settled during the third quarter of 2024.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $46.6 million and $43.3 million for the three months ended June 30, 2025 and 2024, respectively. The primary driver of the increase was an increase in the number of homes sold from 248 for the three months ended June 30, 2024 to 295 for the three months ended June 30, 2025, partially offset by a decrease in the average price her home.
Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was $4.8 million and $5.5 million for the three months ended June 30, 2025 and 2024, respectively, with no significant fluctuation between periods.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,312,178	$1,269,572	$42,606	3.4%
Management fee revenues	43,702	29,918	13,784	46.1%
Total revenues	1,355,880	1,299,490	56,390	4.3%

Expenses:
Property operating and maintenance	481,727	464,581	17,146	3.7%
Property management expense	72,572	63,870	8,702	13.6%
General and administrative	53,109	44,946	8,163	18.2%
Interest expense	171,668	179,852	(8,184)	(4.6)%
Depreciation and amortization	368,601	351,935	16,666	4.7%
Casualty losses, impairment, and other	7,712	14,490	(6,778)	(46.8)%
Total expenses	1,155,389	1,119,674	35,715	3.2%

Gains (losses) on investments in equity and other securities, net	(311)	1,295	(1,606)	(124.0)%
Other, net	(768)	(48,039)	47,271	98.4%
Gain on sale of property, net of tax	118,257	93,765	24,492	26.1%
Losses from investments in unconsolidated joint ventures	(10,020)	(10,620)	600	5.6%

Net income	$307,649	$216,217	$91,432	42.3%
Revenues
For the six months ended June 30, 2025 and 2024, total revenues were $1,355.9 million and $1,299.5 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the six months ended June 30, 2025 and 2024, total portfolio rental revenues and other property income totaled $1,312.2 million and $1,269.6 million, respectively, an increase of 3.4%, driven by an increase in average monthly rent per occupied home and a 871 home increase between periods in the average number of homes owned, partially offset by a 120 bps reduction in average occupancy.
Average occupancy for the six months ended June 30, 2025 and 2024 for the total portfolio was 95.4% and 96.6%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2025 and 2024 was $2,429 and $2,369, respectively, a 2.5% increase. For our Same Store portfolio, average occupancy was 97.3% and 97.7% for the six months ended June 30, 2025 and 2024, respectively, and average monthly rent per occupied home for the six months ended June 30, 2025 and 2024 was $2,438 and $2,370, respectively, a 2.9% increase.
The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2025 and 2024 was 22.3% and 23.0%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 44 and 36 days between residents for the six months ended June 30, 2025 and 2024, respectively.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.9% and 5.6% for the six months ended June 30, 2025 and 2024, respectively, and new lease net effective rental rate growth for the total portfolio averaged 0.9% and 2.2% for the six months ended June 30, 2025 and 2024, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.9% and 5.6% for the six months ended June 30, 2025 and 2024, respectively, and new lease net effective rental rate growth averaged 1.0% and 2.1% for the six months ended June 30, 2025 and 2024, respectively.

Other property income for the six months ended June 30, 2025 increased compared to June 30, 2024, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the six months ended June 30, 2025 and 2024, management fee revenues totaled $43.7 million and $29.9 million, respectively. The 46.1% increase is primarily due to an increase in the average number of homes for which we provide property and asset management services from 17,639 homes for the six months ended June 30, 2024 to 24,958 homes for the six months ended June 30, 2025.
Expenses
For the six months ended June 30, 2025 and 2024, total expenses were $1,155.4 million and $1,119.7 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the six months ended June 30, 2025, property operating and maintenance expense increased to $481.7 million from $464.6 million for the six months ended June 30, 2024. The 3.7% increase in property operating and maintenance expense is primarily attributable to a 871 home increase in the average number of homes owned between periods, as well as increases in utilities and property taxes.
Property management expense and general and administrative expense increased to $125.7 million from $108.8 million for the six months ended June 30, 2025 and 2024, respectively, primarily due to increased personnel costs related to our property and asset management platform, including costs to manage a 41.5% increase in the average number of homes managed between periods. Additionally, share-based compensation expense increased $3.2 million, and severance costs increased $2.2 million period over period.
Interest expense decreased to $171.7 million for the six months ended June 30, 2025 from $179.9 million for the six months ended June 30, 2024. The decrease in interest expense was partially due to a decrease in the balance of gross debt outstanding, partially offset by a 17 bps increase in our weighted average interest rate, in each case, as of June 30, 2025 as compared to June 30, 2024. Additionally, the amendment of certain of our interest rate swap agreements during 2024 reduced related non-cash fair value amortization by $10.8 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Depreciation and amortization expense increased to $368.6 million for the six months ended June 30, 2025 from $351.9 million for the six months ended June 30, 2024 due to an increase in cumulative capital expenditures and a 871 home increase in the average number of homes owned during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Casualty losses, impairment, and other expenses were $7.7 million and $14.5 million for the six months ended June 30, 2025 and 2024, respectively. Expense during both periods is primarily comprised of casualty and other insurance losses.
Gains (Losses) on Investments in Equity and Other Securities, net
For the six months ended June 30, 2025, gains (losses) on investments in equity and other securities, net of $0.3 million was comprised of net unrealized losses recognized on investments held at period end. For the six months ended June 30, 2024, gains on investments in equity and other securities, net of $1.3 million was comprised of a $1.6 million net realized gain from exercised warrants and $0.3 million net unrealized losses recognized on investment held as of June 30, 2024.
Other, net
Other, net decreased to $0.8 million of expense for the six months ended June 30, 2025 from $48.0 million of expense for the six months ended June 30, 2024, primarily due to a $22.0 million accrual for a settlement that resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs, as well as a $37.5 million accrual for an estimated probable loss with respect to an inquiry from the FTC that was ongoing as of June 30, 2024 and subsequently settled during the third quarter of 2024.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $118.3 million and $93.8 million for the six months ended June 30, 2025 and 2024, respectively. An increase in the number of homes sold from 627 for the six months ended June 30, 2024 to 749 for the six months ended June 30, 2025 was the primary driver of the increase.

Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was $10.0 million and $10.6 million for the six months ended June 30, 2025 and 2024, respectively, with no significant fluctuations between periods.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2025 and December 31, 2024 include unrestricted cash and cash equivalents of $65.1 million and $174.5 million, respectively, a 62.7% decrease primarily due to acquisitions of homes. As of June 30, 2025, $1,210.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027.
Amendment of 2022 Term Loan Facility
On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two, one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings.
Interest Rate Swap Transactions
During the second quarter of 2025, we entered into two new interest rate swap agreements with a total notional amount of $400.0 million which became active on May 8, 2025 and June 20, 2025. As of June 30, 2025, our active swaps have a weighted average strike rate of 3.08%.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of June 30, 2025 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$988,013	$932,513	4.23%	1.9	$—
IH 2019-1(5)	400,385	400,386	3.59%	5.9	—
Total secured	1,388,398	$1,332,899	4.04%	3.1	—

Unsecured:
2024 Term Loan Facility(6)	$1,750,000		S + 85 bps	4.2	$1,750,000
2022 Term Loan Facility(6)(7)	725,000		S + 85 bps	4.8	725,000
Revolving Facility(6)	540,000		S + 78 bps	4.2	540,000
Unsecured Notes — May 2028	150,000		2.46%	2.9	—
Unsecured Notes — November 2028	600,000		2.30%	3.4	—
Unsecured Notes — August 2030	450,000		5.45%	5.1	—
Unsecured Notes — August 2031	650,000		2.00%	6.1	—
Unsecured Notes — April 2032	600,000		4.15%	6.8	—
Unsecured Notes — August 2033	350,000		5.50%	8.1	—
Unsecured Notes — January 2034	400,000		2.70%	8.6	—
Unsecured Notes — February 2035	500,000		4.88%	9.6
Unsecured Notes — May 2036	150,000		3.18%	10.9	—
Total unsecured(8)	6,865,000		3.96%	5.6	3,015,000

Total debt(8)	8,253,398		3.98%	5.2	$3,015,000
Unamortized discounts	(22,766)
Deferred financing costs, net	(56,127)
Total debt per balance sheet	8,174,505
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(95,184)
Deferred financing costs, net	56,127
Unamortized discounts	22,766
Net debt	$8,102,715

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
(6)As of June 30, 2025, interest rate is based on Term SOFR of 4.32% plus the applicable margin and a 0.10% credit spread adjustment for 2024 Term Loan and the Revolving Facility.
(7)If we exercise the two one year extension options, the maturity date for the 2022 Term Loan Facility will be April 28, 2030.
(8)For unsecured debt and total debt, the weighted average interest rate is calculated based on June 30, 2025 Term SOFR of 4.32% adjusted for a 0.10% credit spread adjustment (Adjusted SOFR), where appropriate, and includes the impact of interest rate swap agreements effective as of that date.
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

Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,210.0 million as of June 30, 2025.
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
Cash Flows
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$682,978	$635,382	$47,596	7.5%
Net cash used in investing activities	(416,915)	(200,200)	(216,715)	(108.2)%
Net cash used in financing activities	(402,032)	(369,488)	(32,544)	(8.8)%
Change in cash, cash equivalents, and restricted cash	$(135,969)	$65,694	$(201,663)	(307.0)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $683.0 million and $635.4 million for the six months ended June 30, 2025 and 2024, respectively, an increase of 7.5%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including a $56.4 million increase in total revenues, net of changes in operating assets and liabilities from period to period.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in unconsolidated joint ventures. Net cash used in investing activities was $416.9 million and $200.2 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $216.7 million. The net increase in cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the six months ended June 30, 2025 compared to the six months ended June 30, 2024: (1) an increase in cash used for the acquisition of homes; (2) an increase in cash proceeds received from the sale of single-family homes; (3) an increase in cash used for other investing activities; and (4) a decrease in cash used for investments in joint ventures. Acquisition spend increased by $266.5 million from period to period due to an increase in the number of homes acquired from 700 during the six months ended June 30, 2024 to 1,516 homes acquired during the six months ended June 30, 2025. Proceeds from the sale of single-family homes increased $48.9 million due to an increase in the number of homes sold from 627 during the six months ended June 30, 2024 to 749 homes sold during the six months ended June 30, 2025, partially offset by a decrease in average net proceeds per home. Cash used in other investing activities increased $28.4 million from period to period primarily due to an increase in capital expenditures to repair hurricane damage to homes from 2024 storms. Cash invested in joint ventures decreased $26.1 million from period to period as a result of a decrease in contributions during the six months ended June 30, 2025.

Financing Activities
Net cash used in financing activities was $402.0 million for the six months ended June 30, 2025 compared to $369.5 million for the six months ended June 30, 2024. The change between periods is primarily due to the following financing transactions. We made $30.0 million of net payments on the Revolving Facility during the six months ended June 30, 2025, and no such net reductions in outstanding indebtedness occurred during the six months ended June 30, 2024. We also made dividend and distribution payments totaling $358.1 million during the six months ended June 30, 2025 compared to $346.5 million during the six months ended June 30, 2024, which were funded by cash flows from operations.
Contractual Obligations
Our contractual obligations as of June 30, 2025, consist of the following:

($ in thousands)	Total	2025(1)	2026-2027	2028-2029	Thereafter
Secured Debt(2)(3)	$1,554,725	$28,072	$1,076,836	$28,769	$421,048
Unsecured Notes(2)(3)	4,816,360	69,555	278,220	1,007,148	3,461,437
Term Loan Facilities(2)(3)(4)(5)	3,051,280	66,324	263,133	1,984,532	737,291
Revolving Facility(2)(3)(4)(5)(6)	670,604	15,686	62,233	592,685	—
Derivative instruments(2)(7)	(84,699)	(13,592)	(53,475)	(17,632)	—
Purchase commitments(8)	404,433	224,579	179,854	—	—
Operating leases	33,216	2,596	8,431	6,434	15,755
Finance leases	11,025	1,977	7,193	1,855	—
Total	$10,456,944	$395,197	$1,822,425	$3,603,791	$4,635,531

(1)Includes estimated payments for the remaining six months of 2025.
(2)For detailed information about each of our financing arrangements and derivative instruments see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” and “— Note 8 of Notes to Condensed Consolidated Financial Statements.”
(3)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of June 30, 2025.
(4)Interest is calculated at rates in effect as of June 30, 2025, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of June 30, 2025, Term SOFR was 4.32%.
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
(7)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of June 30, 2025, Term SOFR was 4.32%.
(8)Represents commitments, net of previously funded deposits, to acquire 1,397 homes, including commitments totaling $370.0 million to acquire 1,286 homes pursuant to binding purchase agreements with certain homebuilders as of June 30, 2025.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of June 30, 2025, our remaining equity commitments to our joint ventures total $164.1 million.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2025.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025		2024
Net income available to common stockholders	$140,665	$72,981	$306,182	$215,139	$215,139
Net income available to participating securities	222	207	450		399
Non-controlling interests	480	243	1,017		679
Interest expense	87,414	90,007	171,668		179,852
Interest expense in unconsolidated joint ventures	5,943	5,549	11,569		10,784
Depreciation and amortization	185,455	176,622	368,601		351,935
Depreciation and amortization of investments in unconsolidated joint ventures	3,791	3,358	7,453		6,285
EBITDA	423,970	348,967	866,940		765,073
Gain on sale of property, net of tax	(46,591)	(43,267)	(118,257)		(93,765)
Impairment on depreciated real estate investments	36	—	99		60
Net (gain) loss on sale of investments in unconsolidated joint ventures	(261)	167	(406)		(214)
EBITDAre	377,154	305,867	748,376		671,154
Share-based compensation expense(1)	8,464	7,492	18,621		15,392
Severance expense	35	89	2,420		179
Casualty losses and reserves, net(2)	3,000	10,363	7,683		14,445
(Gains) losses on investments in equity and other securities, net	90	(1,504)	311		(1,295)
Other, net(3)	2,133	54,012	768		48,039
Adjusted EBITDAre	$390,876	$376,319	$778,179		$747,914

(1)For the three months ended June 30, 2025 and 2024, $1,566 and $1,674 was recorded in property management expense, respectively, and $6,898 and $5,818 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2025 and 2024, $3,217 and $3,272, was recorded in property management expense, respectively, and $15,404 and $12,120, was recorded in general and administrative expense, respectively.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income available to common stockholders	$140,665	$72,981	$306,182	$215,139
Net income available to participating securities	222	207	450	399
Non-controlling interests	480	243	1,017	679
Interest expense	87,414	90,007	171,668	179,852
Depreciation and amortization	185,455	176,622	368,601	351,935
Property management expense(1)	35,833	32,633	72,572	63,870
General and administrative(2)	23,591	21,498	53,109	44,946
Casualty losses, impairment, and other . . . . . . . . . . . . . . . .	3,029	10,353	7,712	14,490
Gain on sale of property, net of tax	(46,591)	(43,267)	(118,257)	(93,765)
(Gains) losses on investments in equity and other securities, net	90	(1,504)	311	(1,295)
Other, net(3)	2,133	54,012	768	48,039
Management fee revenues	(22,294)	(15,976)	(43,702)	(29,918)
Losses from investments in unconsolidated joint ventures	4,802	5,482	10,020	10,620
NOI (total portfolio)	414,829	403,291	830,451	804,991
Non-Same Store NOI	(25,149)	(23,151)	(46,818)	(45,816)
NOI (Same Store portfolio)(4)	$389,680	$380,140	$783,633	$759,175

(1)Includes $1,566 and $1,674 of share-based compensation expense for the three months ended June 30, 2025 and 2024, respectively. Includes $3,217 and $3,272 of share-based compensation expense for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes $6,898 and $5,818 of share-based compensation expense for the three months ended June 30, 2025 and 2024, respectively. Includes $15,404 and $12,120 of share-based compensation expense for the six months ended June 30, 2025 and 2024, respectively.
(3)Includes costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 77,721 homes for the three and six months ended June 30, 2025.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2025	2024	2025	2024
Net income available to common stockholders	$140,665	$72,981	$306,182	$215,139
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	222	207	450	399
Non-controlling interests	480	243	1,017	679
Depreciation and amortization on real estate assets	181,059	173,319	360,122	345,237
Impairment on depreciated real estate investments	36	—	99	60
Net gain on sale of previously depreciated investments in real estate	(46,591)	(43,267)	(118,257)	(93,765)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	3,510	3,497	7,008	6,016
FFO	279,381	206,980	556,621	473,765
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	5,724	8,905	9,358	18,122
Share-based compensation expense(2)	8,464	7,492	18,621	15,392
Legal settlements(3)	—	59,500	—	59,500
Severance expense	35	89	2,420	179
Casualty losses and reserves, net(1)	3,000	10,363	7,683	14,445
(Gains) losses on investments in equity and other securities, net	90	(1,504)	311	(1,295)
Core FFO	296,694	291,825	595,014	580,108
Recurring capital expenditures(1)	(43,272)	(46,635)	(80,619)	(83,757)
Adjusted FFO	$253,422	$245,190	$514,395	$496,351

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)	613,261,904	613,823,339	613,312,641	613,815,253

Net income per common share — diluted(4)(5)	$0.23	$0.12	$0.50	$0.35

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(4)(5)	615,771,167	616,061,403	615,703,901	616,024,305
FFO per common share — diluted(4)(5)	$0.45	$0.34	$0.90	$0.77
Core FFO per common share — diluted(4)(5)	$0.48	$0.47	$0.97	$0.94
AFFO per common share — diluted(4)(5)	$0.41	$0.40	$0.84	$0.81

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended June 30, 2025 and 2024, $1,566 and $1,674 was recorded in property management expense, respectively, and $6,898 and $5,818 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2025 and 2024, $3,217 and $3,272, was recorded in property management expense, respectively, and $15,404 and $12,120 was recorded in general and administrative expense, respectively.
(3)For the three and six months ended June 30, 2024, included a $22,000 accrual for a settlement that resolved the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs, as well as a $37,500 accrual for an estimated probable loss with respect to an inquiry from the FTC that was ongoing as of June 30, 2024 and subsequently settled during the third quarter of 2024.

(4)Incremental shares attributed to non-vested share-based awards totaling $213,711 and $1,194,581 for the three months ended June 30, 2025 and 2024, respectively, and $398,992 and $1,391,114 for the six months ended June 30, 2025 and 2024, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 627,961 and 1,447,702 for the three months ended June 30, 2025 and 2024, respectively, and 758,597 and 1,671,024 for the six months ended June 30, 2025 and 2024, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(5)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,095,013 and 1,984,943 for the three months ended June 30, 2025 and 2024, respectively, and 2,031,655 and 1,929,142 for the six months ended June 30, 2025 and 2024, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of June 30, 2025, our $3,015.0 million of outstanding variable-rate debt was comprised of the $540.0 million Revolving Facility and $2,475.0 million of Term Loan Facilities. As of June 30, 2025, we had effectively converted 66.3% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $10.2 million. This estimate considers the impact of our interest rate swap agreements and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents

PART II
and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and six months ended June 30, 2025.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Date: July 31, 2025

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 31, 2025