Form 10-Q
period 2025-09-30
Invitation Homes Inc.
filed 2025-10-30
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2025
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
NYSE Texas, Inc.
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
As of October 29, 2025, there were 613,020,589 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I — Financial Information
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	64
Item	4.	Controls and Procedures	65

PART II — Other Information
Item	1.	Legal Proceedings	66
Item	1A.	Risk Factors	66
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item	3.	Defaults Upon Senior Securities	66
Item	4.	Mine Safety Disclosures	66
Item	5.	Other Information	66
Item	6.	Exhibits	67

Signatures			69

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence, risks related to our indebtedness, risks related to the potential negative impact of fluctuating global and United States economic conditions (including inflation and imposition or increase of tariffs and trade restrictions by the United States and foreign countries), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS

INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,970,685	$4,901,192
Building and improvements	17,731,477	17,180,308
	22,702,162	22,081,500
Less: accumulated depreciation	(5,345,858)	(4,869,374)
Investments in single-family residential properties, net	17,356,304	17,212,126
Cash and cash equivalents	155,370	174,491
Restricted cash	240,298	245,202
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	255,867	241,605
Other assets, net	516,730	569,320
Total assets	$18,782,776	$18,700,951

Liabilities:
Secured debt, net	$1,383,541	$1,385,573
Unsecured notes, net	4,396,973	3,800,688
Term loan facilities, net	2,449,770	2,446,041
Revolving facility	—	570,000
Accounts payable and accrued expenses	407,288	247,709
Resident security deposits	184,315	180,866
Other liabilities	297,939	277,565
Total liabilities	9,119,826	8,908,442
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 613,020,589 and 612,605,478 outstanding as of September 30, 2025 and December 31, 2024, respectively	6,130	6,126
Additional paid-in capital	11,183,482	11,170,597
Accumulated deficit	(1,571,463)	(1,480,928)
Accumulated other comprehensive income	7,795	60,969
Total stockholders’ equity	9,625,944	9,756,764
Non-controlling interests	37,006	35,745
Total equity	9,662,950	9,792,509
Total liabilities and equity	$18,782,776	$18,700,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Rental revenues and other property income	$666,191	$641,342	$1,978,369	$1,910,914
Management fee revenues	21,975	18,980	65,677	48,898
Total revenues	688,166	660,322	2,044,046	1,959,812

Expenses:
Property operating and maintenance	259,037	242,228	740,764	706,809
Property management expense	37,073	34,382	109,645	98,252
General and administrative	18,444	21,727	71,553	66,673
Interest expense	90,781	91,060	262,449	270,912
Depreciation and amortization	188,457	180,479	557,058	532,414
Casualty losses, impairment, and other	3,420	20,872	11,132	35,362
Total expenses	597,212	590,748	1,752,601	1,710,422

Gains (losses) on investments in equity and other securities, net	380	(257)	69	1,038
Other, net	(1,769)	(9,345)	(2,537)	(57,384)
Gain on sale of property, net of tax	45,515	47,766	163,772	141,531
Income (losses) from investments in unconsolidated joint ventures	2,130	(12,160)	(7,890)	(22,780)

Net income	137,210	95,578	444,859	311,795
Net income attributable to non-controlling interests	(472)	(309)	(1,489)	(988)

Net income attributable to common stockholders	136,738	95,269	443,370	310,807
Net income available to participating securities	(264)	(185)	(714)	(584)

Net income available to common stockholders — basic and diluted (Note 12)	$136,474	$95,084	$442,656	$310,223

Weighted average common shares outstanding — basic	613,084,571	612,674,802	612,971,293	612,508,300
Weighted average common shares outstanding — diluted	613,084,571	613,645,188	613,237,288	613,759,171

Net income per common share — basic	$0.22	$0.16	$0.72	$0.51
Net income per common share — diluted	$0.22	$0.15	$0.72	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$137,210	$95,578	$444,859	$311,795

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	2,435	(21,587)	(27,291)	21,734
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(6,209)	(21,222)	(26,053)	(64,251)
Other comprehensive income (loss)	(3,774)	(42,809)	(53,344)	(42,517)
Comprehensive income	133,436	52,769	391,515	269,278
Comprehensive income attributable to non-controlling interests	(459)	(171)	(1,319)	(863)

Comprehensive income attributable to common stockholders	$132,977	$52,598	$390,196	$268,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2025
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2025	613,008,220	$6,130	$11,181,950	$(1,531,350)	$11,556	$9,668,286	$37,010	$9,705,296
Capital distributions	—	—	—	—	—	—	(621)	(621)
Net income	—	—	—	136,738	—	136,738	472	137,210
Dividends and dividend equivalents declared ($0.29 per share)	—	—	—	(176,851)	—	(176,851)	—	(176,851)
Issuance of common stock — settlement of RSUs, net of tax	12,369	—	(226)	—	—	(226)	—	(226)
Share-based compensation expense	—	—	1,758	—	—	1,758	158	1,916
Total other comprehensive loss	—	—	—	—	(3,761)	(3,761)	(13)	(3,774)
Balance as of September 30, 2025	613,020,589	$6,130	$11,183,482	$(1,571,463)	$7,795	$9,625,944	$37,006	$9,662,950

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	612,605,478	$6,126	$11,170,597	$(1,480,928)	$60,969	$9,756,764	$35,745	$9,792,509
Capital distributions	—	—	—	—	—	—	(1,951)	(1,951)
Net income	—	—	—	443,370	—	443,370	1,489	444,859
Dividends and dividend equivalents declared ($0.87 per share)	—	—	—	(533,905)	—	(533,905)	—	(533,905)
Issuance of common stock — settlement of RSUs, net of tax	407,611	4	(5,759)	—	—	(5,755)	—	(5,755)
Share-based compensation expense	—	—	18,298	—	—	18,298	2,239	20,537
Total other comprehensive loss	—	—	—	—	(53,174)	(53,174)	(170)	(53,344)
Redemption of OP Units for common stock	7,500	—	346	—	—	346	(346)	—
Balance as of September 30, 2025	613,020,589	$6,130	$11,183,482	$(1,571,463)	$7,795	$9,625,944	$37,006	$9,662,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Nine Months Ended September 30, 2024
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2024	612,594,044	$6,126	$11,159,835	$(1,198,481)	$63,981	$10,031,461	$35,248	$10,066,709
Capital distributions	—	—	—	—	—	—	(580)	(580)
Net income	—	—	—	95,269	—	95,269	309	95,578
Dividends and dividend equivalents declared ($0.28 per share)	—	—	—	(172,389)	—	(172,389)	—	(172,389)
Issuance of common stock — settlement of RSUs, net of tax	11,434	—	(264)	—	—	(264)	—	(264)
Share-based compensation expense	—	—	4,669	—	—	4,669	748	5,417
Total other comprehensive loss	—	—	—	—	(42,671)	(42,671)	(138)	(42,809)
Balance as of September 30, 2024	612,605,478	$6,126	$11,164,240	$(1,275,601)	$21,310	$9,916,075	$35,587	$9,951,662

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2023	611,958,239	$6,120	$11,156,736	$(1,070,586)	$63,701	$10,155,971	$34,464	$10,190,435
Capital distributions	—	—	—	—	—	—	(2,144)	(2,144)
Net income	—	—	—	310,807	—	310,807	988	311,795
Dividends and dividend equivalent declared ($0.84 per share)	—	—	—	(515,822)	—	(515,822)	—	(515,822)
Issuance of common stock — settlement of RSUs, net of tax	639,739	6	(10,900)	—	—	(10,894)	—	(10,894)
Share-based compensation expense	—	—	18,324	—	—	18,324	2,485	20,809
Total other comprehensive income	—	—	—	—	(42,392)	(42,392)	(125)	(42,517)
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of September 30, 2024	612,605,478	$6,126	$11,164,240	$(1,275,601)	$21,310	$9,916,075	$35,587	$9,951,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income	$444,859	$311,795

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	557,058	532,414
Share-based compensation expense	20,537	20,809
Amortization of deferred financing costs	16,059	13,410
Amortization of debt discounts	2,410	2,001
Provisions for impairment	434	330
Gains on investments in equity and other securities, net	(69)	(1,038)
Gain on sale of property, net of tax	(163,772)	(141,531)
Change in fair value of derivative instruments	(5,541)	7,167
Losses from investments in unconsolidated joint ventures, net of operating distributions	9,926	24,644
Other non-cash amounts included in net income	8,480	23,472
Changes in operating assets and liabilities:
Other assets, net	(10,437)	(33,325)
Accounts payable and accrued expenses	193,385	193,480
Resident security deposits	3,449	29
Other liabilities	802	(4,660)
Net cash provided by operating activities	1,077,580	948,997

Investing Activities:
Deposits for acquisition of single-family residential properties	29,529	(510)
Acquisition of single-family residential properties	(680,818)	(543,039)
Initial renovations to single-family residential properties	(22,069)	(22,830)
Other capital expenditures for single-family residential properties	(183,964)	(167,677)
Proceeds from sale of single-family residential properties	373,806	305,849
Repayment proceeds from retained debt securities	—	640
Investments in equity securities	(2,259)	(3,448)
Investments in unconsolidated joint ventures	(39,779)	(39,546)
Non-operating distributions from unconsolidated joint ventures	16,401	17,421
Other investing activities	(61,840)	(39,557)
Net cash used in investing activities	(570,993)	(492,697)

Financing Activities:
Payment of dividends and dividend equivalents	(534,826)	(516,649)
Distributions to non-controlling interests	(1,951)	(2,144)
Payment of taxes related to net share settlement of RSUs	(5,755)	(10,894)
Payments on secured debt	(3,799)	(14,857)
Proceeds from unsecured notes	596,862	494,275
Proceeds from term loan facilities	—	1,750,000
Payments on term loan facilities	—	(2,500,000)
Proceeds from revolving facility	400,000	750,000
Payments on revolving facility	(970,000)	—
Deferred financing costs paid	(8,803)	(54,270)
Other financing activities	(2,340)	(3,773)
Net cash used in financing activities	(530,612)	(108,312)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Change in cash, cash equivalents, and restricted cash	$(24,025)	$347,988
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	419,693	897,484
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$395,668	$1,245,472

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$257,056	$247,592
Interest capitalized as investments in single-family residential properties, net	1,401	1,732
Cash paid for income taxes	70	107
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,324	4,814
Financing cash flows from finance leases	2,340	2,633

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$1,290	$1,978
Accrued residential property capital improvements at period end	11,649	10,878
Transfer of residential property, net to other assets, net for held for sale assets	98,581	124,483
Change in other comprehensive income (loss) from cash flow hedges	(47,803)	(49,683)
ROU assets obtained in exchange for operating lease liabilities	16,426	14,408
ROU assets obtained in exchange for finance lease liabilities	3,872	8,508
Dividends declared but not paid	178,016	—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”) that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. As of September 30, 2025, we wholly own 86,139 homes for lease, jointly own 7,897 homes for lease, and provide professional third-party property and asset management services for an additional 16,151 homes.
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
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2025, INVH owns 99.7% of the common OP Units and has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025.

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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall fluctuating global and United States economic conditions (including inflation, elevated interest rates, political dissension, and labor shortfalls), uncertainty in financial markets (including as a result of events affecting financial institutions, such as bank failures), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. These factors could adversely affect (i) our occupancy levels, our rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, elevated interest rates, bank failures, and other fluctuating global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other macroeconomic factors. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Reclassifications
As of December 31, 2024, we combined balances of $401,649 and $983,924 from secured term loan, net and mortgage loan, net, respectively, on the condensed consolidated balance sheet to the secured debt, net line item to conform to our current presentation. This reclassification had no effect on the total reported liabilities on the condensed consolidated balance sheet as of December 31, 2024.
For the nine months ended September 30, 2024, we reclassified $14,857 from payments on mortgage loans and secured term loan on the condensed consolidated statement of cash flows to the payments on secured debt cash flow line item to conform to our current presentation. This reclassification had no effect on the total reported financing activities on the condensed consolidated statement of cash flows for the nine months ended September 30, 2024.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and effectiveness of income tax disclosures. The updated standard is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures, which requires public business entities to provide detailed disclosures in the notes to the condensed consolidated financial statements disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in a Business Combination in the Acquisition of a Variable Interest Entity. This ASU amends the guidance for determining the accounting acquirer in transactions involving the acquisition of a VIE that meets the definition of a business. The amendments are intended to improve consistency and comparability in financial reporting by aligning the accounting treatment of VIE acquisitions with that of VOEs. The ASU also allows for the possibility of reverse acquisitions involving VIEs, which was not permitted under prior guidance. The updated standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those fiscal years, with early adoption permitted. The amendments should be applied on a prospective basis. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows the election of a practical expedient when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. In developing reasonable and supportable forecasts, the practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updated standard is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments should be applied on a prospective basis. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing prescriptive project stage guidance and introducing a principles-based capitalization threshold. The ASU requires entities to begin capitalizing internal-use software costs when (1) management has authorized and committed to funding the software project and (2) it is probable the project will be completed and the software will be used to perform the function intended. The amendment also introduces a requirement to evaluate significant development uncertainty with the development activities of the software. The updated standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments may be applied on a prospective, modified, or retrospective basis. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2025	December 31, 2024
Land	$4,970,685	$4,901,192
Single-family residential property	17,001,831	16,470,468
Capital improvements	587,342	575,982
Equipment	142,304	133,858
Total gross investments in the properties	22,702,162	22,081,500
Less: accumulated depreciation	(5,345,858)	(4,869,374)
Investments in single-family residential properties, net	$17,356,304	$17,212,126

As of September 30, 2025 and December 31, 2024, the carrying amount of the residential properties above includes $146,460 and $140,202, respectively, of capitalized acquisition costs (excluding purchase price), along with $79,311 and $78,776, respectively, of capitalized interest, $31,617 and $31,718, respectively, of capitalized property taxes, $5,179 and $5,202, respectively, of capitalized insurance, and $3,752 and $3,745, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended September 30, 2025 and 2024, we recognized $183,653, and $176,174, respectively, of depreciation expense related to the components of the properties, and $4,804 and $4,305, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. During the three months ended September 30, 2025 and 2024, impairments totaling $335 and $270, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
During the nine months ended September 30, 2025 and 2024, we recognized $543,775 and $521,411, respectively, of depreciation expense related to the components of the properties, and $13,283 and $11,003, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2025 and 2024, impairments totaling $434 and $330, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown in the condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$155,370	$174,491
Restricted cash	240,298	245,202
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$395,668	$419,693
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
The balances of our restricted cash accounts are set forth in the table below. As of September 30, 2025 and December 31, 2024, no amounts were funded to the insurance accounts as the conditions specified in the Secured Debt loan agreements that require such funding did not exist.

	September 30, 2025	December 31, 2024
Resident security deposits	$185,129	$181,549
Tax deferred property exchange deposits	27,292	47,551
Property taxes	17,076	4,343
Collections	6,685	7,365
Letters of credit	2,485	2,495
Capital expenditures	1,355	1,623
Special and other reserves	276	276
Total	$240,298	$245,202

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting, as of September 30, 2025 and December 31, 2024:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Pathway Property Company(1)	100.0%	841	590	$115,226	$102,520
2020 Rockpoint JV(1)	20.0%	2,605	2,606	38,376	44,846
Upward America JV(2)	7.2%	3,720	3,720	33,128	37,809
Pathway Operating Company(3)	15.0%	N/A	N/A	27,118	20,706
FNMA(4)(5)	10.0%	332	387	18,054	22,072
2024 Peregrine JV(6)	30.0%	90	—	13,271	3,226
2022 Rockpoint JV(1)	16.7%	309	319	10,694	10,426
Total				$255,867	$241,605

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
(4)Owns homes within the Western United States.
(5)During the nine months ended September 30, 2025, our share of income and distributions increased from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement.
(6)Owns homes in markets within the Southeast United States and Florida.
Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $143,649 as of September 30, 2025.
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
We recorded net income (losses) from these investments for the three months ended September 30, 2025 and 2024, totaling $2,130 of net income and $12,160 of net losses, respectively, and for the nine months ended September 30, 2025 and 2024, totaling $7,890 and $22,780 of net losses, respectively. These amounts are included in income (losses) from investments in unconsolidated joint ventures in the condensed consolidated statements of operations.
We earn property and/or asset management fees from each of the joint ventures (except the Pathway Operating Company investment), and these fees are related party transactions. For the three months ended September 30, 2025 and 2024, we earned $6,317 and $4,580, respectively, and for the nine months ended September 30, 2025 and 2024, we earned $18,784 and $11,686, respectively, of management fees from these related parties which are included in management fee revenues in the condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, management fee receivables from our related parties totaled $2,101 and $1,952, respectively. (See Note 6 for additional information regarding total management fee revenues.)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Note 6—Other Assets
As of September 30, 2025 and December 31, 2024, the balances in other assets, net are as follows:

	September 30, 2025	December 31, 2024
Rent and other receivables, net	$66,429	$61,235
Amounts deposited and held by others	64,523	93,965
Investments in equity and other securities	62,240	60,120
Investments in debt securities, net	54,884	54,619
Corporate fixed assets, net	47,663	42,704
Prepaid expenses	46,044	49,877
Held for sale assets(1)	43,690	49,434
ROU lease assets — operating and finance, net	43,611	28,830
Deferred financing costs, net	18,832	23,579
Derivative instruments (Note 8)	16,243	61,479
Other	52,571	43,478
Total	$516,730	$569,320

(1)As of September 30, 2025 and December 31, 2024, 211 and 237 properties, respectively, are classified as held for sale.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended September 30, 2025 and 2024, rental revenues and other property income includes $45,638 and $43,347 of variable lease payments, respectively. For the nine months ended September 30, 2025 and 2024, rental revenues and other property income includes $130,159 and $125,269 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of September 30, 2025 are as follows:

Year	Lease Payments to be Received
Remainder of 2025	$557,534
2026	997,647
2027	98,229
2028	—
2029	—
Thereafter	—
Total	$1,653,410

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Management fee revenues and the corresponding receivables are related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). Our services include resident support, maintenance, marketing, and administrative functions. As of September 30, 2025 and 2024, we provided property and asset management services for 24,048 and 25,535 homes, respectively, of which 7,897 and 7,619 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended September 30, 2025 and 2024, we earned management fees totaling $21,975 and $18,980, respectively. For the nine months ended September 30, 2025 and 2024, we earned management fees totaling $65,677 and $48,898, respectively. These revenues are included in management fee revenues in the condensed consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of September 30, 2025 and December 31, 2024, the values of our investments in equity and other securities are as follows:

	September 30, 2025	December 31, 2024
Investments without a readily determinable fair value	$61,663	$59,405
Investments with a readily determinable fair value	577	715
Total	$62,240	$60,120
The components of gains (losses) on investments in equity and other securities, net for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains recognized on investments sold during the reporting period	$207	$12	$207	$1,635
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	173	(269)	(138)	(597)
Total	$380	$(257)	$69	$1,038
Investments in Debt Securities, net
In connection with our Secured Debt (as defined in Note 7), we have retained and purchased certificates totaling $54,884, net of unamortized discounts of $615 as of September 30, 2025. These investments in debt securities are classified as held to maturity investments. As of September 30, 2025, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in two years.
Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$33,146	$10,465	$19,772	$9,058
Other liabilities (Note 14)	36,282	10,135	21,904	8,636
Weighted average remaining lease term	9.3 years	2.9 years	7.6 years	3.1 years
Weighted average discount rate	5.7%	6.0%	5.6%	6.0%

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Deferred Financing Costs, net
In connection with the Revolving Facility (as defined in Note 7), we incurred $25,626 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. As of September 30, 2025 and December 31, 2024, the unamortized balances of these deferred financing costs are $18,832 and $23,579, respectively.
Other
Other is primarily comprised of deferred costs related to property and asset management contracts that are amortized over the estimated lives of the underlying contracts and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of the software.
Note 7—Debt
Secured Debt
The following table sets forth a summary of our secured debt as of September 30, 2025 and December 31, 2024:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
IH 2017-1(2)(3)	April 28, 2017	June 9, 2027	4.23%	$987,398	$988,271
IH 2019-1(4)	June 7, 2019	June 9, 2031	3.59%	400,385	403,046
Total Secured Debt				1,387,783	1,391,317
Less: deferred financing costs, net				(4,242)	(5,744)
Total				$1,383,541	$1,385,573

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
(3)Net of unamortized discount of $615 and $880 as of September 30, 2025 and December 31, 2024, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
As of September 30, 2025 and December 31, 2024, a total of 8,891 and 8,923 homes, respectively, with a gross book value of $1,921,035 and $1,900,818, respectively, and a net book value of $1,320,802 and $1,350,641, respectively, are pledged pursuant to the Secured Debt. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. In addition, four times after the first anniversary of the closing date, the IH 2019-1 Borrower Entity has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the loan in order to bring the loan-to-value ratio back in line with the loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
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
The retained certificates, net of discount, total $54,884 and $54,619 as of September 30, 2025 and December 31, 2024, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Prepayments
Prepayments of Secured Debt are generally not permitted under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before specified dates. For IH 2017-1 and IH 2019-1, prepayments on or before December 2026 or June  2030, respectively, will require a yield maintenance premium. For the nine months ended September 30, 2025 and 2024, we made voluntary and mandatory prepayments of $3,799, and $14,857, respectively, under the terms of the loan agreements.
Unsecured Notes
Our unsecured notes are issued in connection with either an underwritten public offering pursuant to our shelf registration statement or in connection with a private placement transaction with certain institutional investors (collectively, the “Unsecured Notes”). Our current shelf registration statement automatically became effective upon filing with the SEC in June 2024 and expires in June 2027. We utilize proceeds from the Unsecured Notes to fund: (i) repayments of then-outstanding indebtedness; (ii) closing costs in connection with the Unsecured Notes; and (iii) general costs associated with our operations and other corporate purposes, including acquisitions. Interest on the Unsecured Notes is payable semi-annually in arrears.
The following table sets forth a summary of our Unsecured Notes as of September 30, 2025 and December 31, 2024:

	Interest Rate(1)	September 30, 2025	December 31, 2024
Total Unsecured Notes, net(2)	2.00% — 5.50%	$4,425,551	$3,826,544
Deferred financing costs, net		(28,578)	(25,856)
Total		$4,396,973	$3,800,688

(1)Represents the range of contractual rates in place as of September 30, 2025.
(2)Net of unamortized discount of $24,449 and $23,456 as of September 30, 2025 and December 31, 2024, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
The following activity occurred during the nine months ended September 30, 2025 and 2024 with respect to the Unsecured Notes:
•On August 15, 2025, in a public offering under our shelf registration statement, we issued $600,000 aggregate principal amount of 4.95% Senior Notes which mature on January 15, 2033.
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
On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans (as amended on September 9, 2024 and April 28, 2025 (see below), the “2022 Term Loan Facility,” and together with the 2024 Term Loan Facility and the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provided $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and delayed draw term loans totaling $575,000 (the “Delayed Draw Term Loans”) which were fully drawn on December 8, 2022. The Initial Term Loan and the Delayed Draw Term Loans (together, the “2022 Term Loans”) originally matured on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations. On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings as more fully described below.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of September 30, 2025 and December 31, 2024:

	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
2024 Term Loan Facility(1)(2)	September 9, 2028	5.08%	$1,750,000	$1,750,000
2022 Term Loan Facility(3)(4)	April 28, 2028	4.98%	725,000	725,000
Total Term Loan Facilities			2,475,000	2,475,000
Less: deferred financing costs, net			(25,230)	(28,959)
Term Loan Facilities, net			$2,449,770	$2,446,041

Revolving Facility(1)(2)(5)	September 9, 2028	5.01%	$—	$570,000

(1)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on the weighted average spread over a published forward-looking Secured Overnight Financing Rate (“SOFR”) for the interest period relevant to such borrower (“Term SOFR”) adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of September 30, 2025, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 4.13%.
(2)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR plus the applicable margin. As of September 30, 2025, the applicable margin was 0.85% and Term SOFR was 4.13%.
(4)If we exercise the two one year extension options, the maturity date will be April 28, 2030.
(5)As of September 30, 2025, $1,750,000 of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2025:

Year	Secured Debt	Unsecured Notes	Term Loan Facilities(1)(2)	Revolving Facility(1)(3)	Total
2025	$—	$—	$—	$—	$—
2026	—	—	—	—	—
2027	988,013	—	—	—	988,013
2028	—	750,000	2,475,000	—	3,225,000
2029	—	—	—	—	—
Thereafter	400,385	3,700,000	—	—	4,100,385
Total	1,388,398	4,450,000	2,475,000	—	8,313,398
Less: deferred financing costs, net	(4,242)	(28,578)	(25,230)	—	(58,050)
Less: unamortized debt discount	(615)	(24,449)	—	—	(25,064)
Total	$1,383,541	$4,396,973	$2,449,770	$—	$8,230,284

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The table below summarizes our interest rate swap instruments as of September 30, 2025:

Agreement Date	Forward Effective Date	Maturity Date	Strike Rate	Index	Notional Amount
September 20, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	$200,000
September 20, 2024	December 31, 2024	May 31, 2028	3.14%	One month Term SOFR	200,000
September 23, 2024	December 31, 2024	May 31, 2028	3.13%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 24, 2024	December 31, 2024	May 31, 2028	3.08%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2028	1.93%	One month Term SOFR	200,000
September 25, 2024	December 31, 2024	May 31, 2029	3.12%	One month Term SOFR	200,000
May 8, 2025	May 8, 2025	May 31, 2028	3.51%	One month Term SOFR	200,000
June 20, 2025	June 20, 2025	May 31, 2028	3.60%	One month Term SOFR	200,000
March 22, 2023	July 9, 2025	May 31, 2029	2.99%	One month Term SOFR	300,000
During the nine months ended September 30, 2025 and 2024, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $8,447 will be reclassified to earnings as a decrease in interest expense.
Non-Designated Hedges
Historically, we have entered into and maintained interest rate cap agreements in connection with certain loan agreements. As of September 30, 2025 and December 31, 2024, we did not have any interest rate caps.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2025	December 31, 2024	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$16,243	$61,479	Other liabilities	$2,568	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	—	Other liabilities	—	—
Total		$16,243	$61,479		$2,568	$—

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2025 and December 31, 2024:

	September 30, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$16,243	$—	$16,243	$(1,061)	$—	$15,182
Offsetting liabilities:
Derivatives	$2,568	$—	$2,568	$(1,061)	$—	$1,507

	December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$61,479	$—	$61,479	$—	$—	$61,479
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024		2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$2,435	$(21,587)	Interest expense	$6,209	$21,222	$90,781	$91,060

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

	Location of Loss Recognized in Net Income on Derivative	Amount of Gain (Loss) Recognized in Net Income on Derivatives
		For the Three Months Ended September 30,
		2025	2024
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$—
The tables below present the effect of our derivative financial instruments in the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024		2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(27,291)	$21,734	Interest expense	$26,053	$64,251	$262,449	$270,912

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivatives
		For the Nine Months Ended September 30,
		2025	2024
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$1
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of September 30, 2025, the fair value of certain derivatives in a net liability position was $2,568. If we had breached any of these provisions at September 30, 2025, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $2,605.
Note 9—Stockholders’ Equity
As of September 30, 2025, we have issued 613,020,589 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of September 30, 2025, 2,099,937 outstanding OP Units are redeemable.
During the three and nine months ended September 30, 2025, we issued 12,369 and 415,111 shares of common stock, respectively. During the three and nine months ended September 30, 2024, we issued 11,434 and 647,239 shares of common stock, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and nine months ended September 30, 2025 and 2024, we did not sell any shares of common stock under the ATM Equity Program. As of September 30, 2025, $1,150,000 remains available for future offerings under the ATM Equity Program.
Share Repurchase Program
On October 28, 2025, our board of directors authorized a share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500,000 (the "Share Repurchase Program"). Repurchases under the Share Repurchase Program, if any, will be made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities. The Share Repurchase Program does not have an expiration date (see Note 16).
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
The following table summarizes our dividends paid from January 1, 2024 through September 30, 2025:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q3-2025	June 26, 2025	$0.29	July 18, 2025	$178,020
Q2-2025	March 27, 2025	0.29	April 17, 2025	177,963
Q1-2025	December 26, 2024	0.29	January 17, 2025	177,839
Q4-2024	September 26, 2024	0.28	October 18, 2024	171,485
Q3-2024	June 27, 2024	0.28	July 19, 2024	172,389
Q2-2024	March 28, 2024	0.28	April 19, 2024	171,712
Q1-2024	December 27, 2023	0.28	January 19, 2024	171,721
On September 11, 2025, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on September 25, 2025, resulting in a $178,016 dividend payment on October 17, 2025 (see Note 16). This dividend payment is accrued in other liabilities on our September 30, 2025 condensed consolidated balance sheet.
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
Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2025.
LTIP Awards:
•Annual LTIP Awards Granted: During the nine months ended September 30, 2025, we granted 938,979 RSUs and 207,173 LTIP OP Units pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market-based vesting conditions, and/or performance-based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the nine months ended September 30, 2025, certain PRSUs did not achieve performance criteria, resulting in the cancellation of 281,588 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Award Activity:
•Retention Awards: During the nine months ended September 30, 2025, we granted 73,508 employment awards in the form of time-vesting RSUs that vest in two equal installments based on the third and fourth anniversary of the grant date.
•Director Awards: During the nine months ended September 30, 2025, we granted 50,256 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2026 annual stockholders meeting, subject to continued service on the board of directors through that date.
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
In April 2025, upon completion of the performance period, the absolute and relative TSR components were separately calculated, and the Compensation Committee certified achievement of the absolute TSR at 0% and the relative TSR at 50% based on achievement as of the Interim Measurement Date, as compared to actual achievement of 42%. The number of earned 2022 Outperformance Awards was then determined based on the earned dollar value of the awards (overall 25% achievement) and the closing stock price on the performance certification date, resulting in 177,336 earned RSUs and 256,858 earned LTIP OP Units. Earned awards vested 50% on the certification date in April 2025, and the remaining 50% will vest on March 31, 2026, subject to continued employment. During the nine months ended September 30, 2025, 6,327 earned RSUs and 25,446 earned LTIP OP Units were forfeited.
The estimated fair value of 2022 Outperformance Awards that fully vested at the certification date was an aggregate $8,500. The aggregate $17,100 grant-date fair value of the 2022 Outperformance Awards that were earned was determined based on a Monte-Carlo option pricing model which estimated the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period.
Summary of Total Share-Based Awards
The following table summarizes activity related to share-based awards, other than Outperformance Awards, during the nine months ended September 30, 2025:

	Time-Vesting Awards		Performance and/or Market Vesting Awards		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2024	631,388	$34.32	1,446,701	$34.01	2,078,089	$34.10
Granted	560,232	33.87	709,684	42.45	1,269,916	38.66
Vested(2)	(364,256)	(34.97)	(129,255)	(34.81)	(493,511)	(34.93)
Forfeited / canceled	(79,058)	(33.59)	(529,998)	(36.52)	(609,056)	(36.14)
Balance, September 30, 2025	748,306	$33.74	1,497,132	$37.05	2,245,438	$35.95

(1)Total share-based awards excludes Outperformance Awards.
(2)Vested share-based awards issued in shares of common stock are included in basic EPS for the periods after each award’s vesting date, and vested share-based awards issued in the form LTIP OP Units are included as a component of non-controlling interest for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the nine months ended September 30, 2025 was $20,375. During the nine months ended September 30, 2025, 11,106 awards were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the nine months ended September 30, 2025:

For the Nine Months Ended September 30,
Expected volatility(1)	20.1% — 24.5%
Risk-free rate	3.91%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2025 and 2024, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$354	$4,104	$15,758	$16,224
Property management expense	1,562	1,313	4,779	4,585
Total	$1,916	$5,417	$20,537	$20,809
As of September 30, 2025, there is $41,533 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.90 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of September 30, 2025 and December 31, 2024, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of September 30, 2025 and December 31, 2024:

		September 30, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$54,884	$54,255	$54,619	$52,768

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$4,125,551	$3,975,580	$3,526,544	$3,218,156
IH 2017-1(3)	Level 2	987,398	965,867	988,271	945,386
Unsecured Notes — private placement(4)	Level 2	300,000	265,106	300,000	251,855
IH 2019-1(5)	Level 3	400,385	374,406	403,046	358,222
Term Loan Facilities(6)	Level 3	2,475,000	2,482,745	2,475,000	2,478,006
Revolving Facility(7)	Level 3	—	—	570,000	570,702

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $24,449 and $23,456 of unamortized discount and excludes $27,696 and $24,847 of deferred financing costs as of September 30, 2025 and December 31, 2024, respectively.
(3)The carrying values of IH 2017-1 includes $615 and $880 of unamortized discount and excludes $3,008 and $4,347 of deferred financing costs as of September 30, 2025 and December 31, 2024, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $882 and $1,009 of deferred financing costs as of September 30, 2025 and December 31, 2024, respectively.
(5)The carrying value of the IH 2019-1 excludes $1,234 and $1,397 of deferred financing costs as of September 30, 2025 and December 31, 2024, respectively.
(6)The carrying values of the Term Loan Facilities exclude $25,230 and $28,959 of deferred financing costs as of September 30, 2025 and December 31, 2024, respectively.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of September 30, 2025:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Debt — IH 2019-1	$374,406	Discounted Cash Flow	Effective Rate	4.90%
Term Loan Facilities	2,482,745	Discounted Cash Flow	Effective Rate	3.86%	—	4.98%
Revolving Facility	—	Discounted Cash Flow	Effective Rate	3.79%	—	4.90%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$2,199	$998	$3,148	$1,411
Total impairments	(335)	(270)	(434)	(330)
Fair value	$1,864	$728	$2,714	$1,081
We did not record any impairments for our investments in single-family residential properties, net held for use during the three and nine months ended September 30, 2025 and 2024. For additional information related to our single-family residential properties as of September 30, 2025 and December 31, 2024, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$136,474	$95,084	$442,656	$310,223

Denominator:
Weighted average common shares outstanding — basic	613,084,571	612,674,802	612,971,293	612,508,300
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	—	970,386	265,995	1,250,871
Weighted average common shares outstanding — diluted	613,084,571	613,645,188	613,237,288	613,759,171

Net income per common share — basic	$0.22	$0.16	$0.72	$0.51
Net income per common share — diluted	$0.22	$0.15	$0.72	$0.51

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended September 30, 2025 and 2024, 294,161 and 236,918 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive. For the nine months ended September 30, 2025 and 2024, 380,703 and 116,791 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the three and nine months ended September 30, 2025 and 2024, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of September 30, 2025 and December 31, 2024, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
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
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of September 30, 2025, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2025	$1,299	$1,048
2026	5,105	4,093
2027	5,645	3,622
2028	5,061	1,754
2029	4,534	539
Thereafter	26,139	—
Total lease payments	47,783	11,056
Less: imputed interest	(11,501)	(921)
Total lease liability	$36,282	$10,135

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)
The components of lease expense for the three and nine months ended September 30, 2025 and 2024 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost:
Fixed lease cost	$1,542	$1,209	$4,208	$3,052
Variable lease cost	498	348	1,276	1,190
Total operating lease cost	$2,040	$1,557	$5,484	$4,242

Finance lease cost:
Amortization of ROU assets	$1,173	$1,304	$3,129	$3,100
Interest on lease liabilities	159	154	436	438
Total finance lease cost	$1,332	$1,458	$3,565	$3,538

New-Build Commitments
We have entered into binding purchase agreements with certain homebuilders for the purchase of 904 homes over the next three years. Remaining commitments under these agreements total approximately $260,000 as of September 30, 2025.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2025, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Segment Reporting
Our principal business is investment in and management of single-family residential properties for lease. As of September 30, 2025, we wholly own 86,139 homes for lease, jointly own 7,897 homes for lease, and provide professional third-party property and asset management services for an additional 16,151 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
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

Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our condensed consolidated statements of operations. Other expense categories such as property management expense, general and administrative, depreciation and amortization, and interest expense are included on our condensed consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed expenses(1)	$131,670	$125,188	$392,676	$381,154
Controllable expenses(2)	127,367	117,040	348,088	325,655
Total property operating and maintenance	$259,037	$242,228	$740,764	$706,809

(1)Fixed expenses include the following: property taxes; insurance expense; and HOA expenses.
(2)Controllable expenses include the following: repairs and maintenance; personnel, leasing, and marketing; turnover; and utilities and property administrative.
Note 16—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2025, for potential recognition or disclosure.
Share Repurchase Program
On October 28, 2025, our board of directors authorized a share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500,000. Repurchases under the Share Repurchase Program, if any, will be made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities. The Share Repurchase Program does not have an expiration date (see Note 9).
Dividend Payment
On September 11, 2025, our board of directors declared a dividend of $0.29 (actual $) per share to stockholders of record on September 25, 2025, resulting in a $178,016 dividend payment on October 17, 2025 (see Note 9).

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of September 30, 2025, we wholly own 86,139 homes for lease, jointly own 7,897 homes for lease, and provide professional third-party property and asset management services for an additional 16,151 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who prefer the ease of a leasing lifestyle over the burden of owning a home. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and access to good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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

Impact of Macroeconomic Trends
General economic conditions in the United States have fluctuated in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as inflation, elevated interest rates, political dissension, and labor shortfalls. Such macroeconomic factors coupled with uncertainty in financial markets (including as a result of events affecting financial institutions, such as bank failures), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence could adversely affect (i) our occupancy levels, our rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in value of our tangible assets or goodwill. Inflationary pressures, elevated interest rates, bank failures, and other fluctuating global and regional economic conditions, as well as geopolitical events, may also negatively impact consumer income, credit availability, interest rates, and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. These factors, which include labor shortages and inflationary increases in labor and material costs, have impacted and may continue to impact certain aspects of our business. In addition, consumer confidence and spending can be materially adversely affected in response to changes in fiscal and monetary policy, declines in income or asset values, and other macroeconomic factors. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Climate Change
Potential consequences of global climate change may range from more frequent extreme weather events to extensive governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to disrupt our business as well as negatively affect our suppliers, contractors, and residents. Experiencing or addressing the various physical, regulatory, and transition risks from climate change may significantly reduce our revenues and profitability or cause us to generate losses. We are subject to evolving laws and regulations relating to climate change, promulgated by governmental and regulatory organizations, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions and the implementation of “green” building codes.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2025 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,154	95.6%	$3,213	$1.88	10.8%
Northern California	4,027	96.8%	2,799	1.77	5.4%
Seattle	3,925	97.9%	2,952	1.54	5.6%
Phoenix	9,208	96.6%	2,075	1.22	9.4%
Las Vegas	3,394	96.2%	2,252	1.15	3.7%
Denver	2,915	93.6%	2,641	1.43	3.6%
Western United States Subtotal	30,623	96.2%	2,622	1.49	38.5%

Florida:
South Florida	8,111	95.0%	3,131	1.67	11.8%
Tampa	9,678	93.2%	2,311	1.23	10.8%
Orlando	6,920	95.0%	2,283	1.22	7.7%
Jacksonville	2,125	94.2%	2,198	1.11	2.2%
Florida Subtotal	26,834	94.2%	2,548	1.35	32.5%

Southeast United States:
Atlanta	12,641	95.3%	2,106	1.02	12.6%
Carolinas	6,138	94.5%	2,103	1.00	6.1%
Southeast United States Subtotal	18,779	95.1%	2,105	1.01	18.7%

Texas:
Houston	2,511	91.5%	1,957	0.99	2.3%
Dallas	3,543	89.3%	2,270	1.12	3.7%
Texas Subtotal	6,054	89.3%	2,144	1.07	6.0%

Midwest United States:
Chicago	2,453	94.6%	2,521	1.57	2.8%
Minneapolis	1,042	93.9%	2,435	1.24	1.2%
Midwest United States Subtotal	3,495	94.4%	2,496	1.46	4.0%

Other(5):	354	75.4%	2,142	1.13	0.3%

Total / Average	86,139	94.8%	$2,447	$1.30	100.0%
Same Store Total / Average	77,284	96.5%	$2,461	$1.31	91.9%

(1)As of September 30, 2025.
(2)Represents average occupancy for the three months ended September 30, 2025.
(3)Represents average monthly rent for the three months ended September 30, 2025.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2025.
(5)Represents homes located outside of our 16 core markets as of September 30, 2025, primarily in Nashville and San Antonio.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including inflation, elevated interest rates, political dissension, labor shortfalls, and adverse global economic conditions. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (losses) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.0% of our rental revenues and other property income during the three months ended September 30, 2025. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook, including the impact of inflation, elevated interest rates, political dissension, and labor shortfalls which could adversely affect demand for our properties.
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
Macroeconomics Conditions: Inflation, elevated interest rates, political dissension, labor shortfalls, and adverse global economic conditions could negatively affect our business and financial condition. Imposition of, increases in, and changing policies around tariffs by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Results of Operations
Portfolio Information
As of September 30, 2025 and 2024, we owned 86,139 and 85,221 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2025 and 2024, we acquired 526 and 891 homes, respectively, and sold 292 and 310 homes, respectively. During the three months ended September 30, 2025 and 2024, we owned an average of 86,016 and 84,753 single-family rental homes, respectively. During the nine months ended September 30, 2025 and 2024, we acquired 2,042 and 1,591 homes, respectively, and sold 1,041 and 937 homes, respectively. During the nine months ended September 30, 2025 and 2024, we owned an average of 85,573 and 84,567 single-family rental homes, respectively.
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
As of September 30, 2025, our Same Store portfolio consisted of 77,284 single-family rental homes.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues:
Rental revenues and other property income	$666,191	$641,342	$24,849	3.9%
Management fee revenues	21,975	18,980	2,995	15.8%
Total revenues	688,166	660,322	27,844	4.2%

Expenses:
Property operating and maintenance	259,037	242,228	16,809	6.9%
Property management expense	37,073	34,382	2,691	7.8%
General and administrative	18,444	21,727	(3,283)	(15.1)%
Interest expense	90,781	91,060	(279)	(0.3)%
Depreciation and amortization	188,457	180,479	7,978	4.4%
Casualty losses, impairment, and other	3,420	20,872	(17,452)	(83.6)%
Total expenses	597,212	590,748	6,464	1.1%

Gains (losses) on investments in equity and other securities, net	380	(257)	637	247.9%
Other, net	(1,769)	(9,345)	7,576	81.1%
Gain on sale of property, net of tax	45,515	47,766	(2,251)	(4.7)%
Income (losses) from investments in unconsolidated joint ventures	2,130	(12,160)	14,290	117.5%

Net income	$137,210	$95,578	$41,632	43.6%
Revenues
For the three months ended September 30, 2025 and 2024, total revenues were $688.2 million and $660.3 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.

For the three months ended September 30, 2025 and 2024, total portfolio rental revenues and other property income totaled $666.2 million and $641.3 million, respectively, an increase of 3.9%, driven by an increase in average monthly rent per occupied home and a 1,263 home increase between periods in the average number of homes owned, partially offset by a 70 bps reduction in average occupancy.
Average occupancy for the three months ended September 30, 2025 and 2024 for the total portfolio was 94.8% and 95.5%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended September 30, 2025 and 2024 was $2,447 and $2,397, respectively, a 2.1% increase. For our Same Store portfolio, average occupancy was 96.5% and 97.1% for the three months ended September 30, 2025 and 2024, respectively, and average monthly rent per occupied home for the three months ended September 30, 2025 and 2024 was $2,461 and $2,401, respectively, a 2.5% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2025 and 2024 was 25.5% and 24.5%, respectively. For the Same Store portfolio, an average home remained unoccupied for 45 and 38 days between residents for the three months ended September 30, 2025 and 2024, respectively. The increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.5% and 4.2% for the three months ended September 30, 2025 and 2024, respectively, and new lease net effective rental rate growth for the total portfolio averaged (0.9)% and 1.7% for the three months ended September 30, 2025 and 2024, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.5% and 4.2% for the three months ended September 30, 2025 and 2024, respectively, and new lease net effective rental rate growth averaged (0.6)% and 1.6% for the three months ended September 30, 2025 and 2024, respectively.
Other property income for the three months ended September 30, 2025 increased compared to September 30, 2024, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the three months ended September 30, 2025 and 2024, management fee revenues totaled $22.0 million and $19.0 million, respectively. The 15.8% increase is primarily due to an increase in the average number of homes for which we provide property and asset management services from 23,182 homes for the three months ended September 30, 2024 to 24,251 homes for the three months ended September 30, 2025.
Expenses
For the three months ended September 30, 2025 and 2024, total expenses were $597.2 million and $590.7 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended September 30, 2025, property operating and maintenance expense increased to $259.0 million from $242.2 million for the three months ended September 30, 2024. The 6.9% increase in property operating and maintenance expense is primarily attributable to a 1,263 home increase in the average number of homes owned between periods, as well as increases in property taxes and utilities.
Property management expense and general and administrative expense decreased to $55.5 million from $56.1 million for the three months ended September 30, 2025 and 2024, respectively, primarily due to a $3.5 million decrease in share-based compensation expense driven by the departure of an executive, partially offset by an increase in personnel and other costs related to our property and asset management platform.
Interest expense decreased slightly to $90.8 million for the three months ended September 30, 2025 from $91.1 million for the three months ended September 30, 2024. The decrease in interest expense was primarily due to a decrease in the balance of gross debt outstanding, partially offset by a 13 bps increase in our weighted average interest rate, in each case, as of September 30, 2025 as compared to September 30, 2024.

Depreciation and amortization expense increased to $188.5 million for the three months ended September 30, 2025 from $180.5 million for the three months ended September 30, 2024 due to an increase in cumulative capital expenditures and a 1,263 home increase in the average number of homes owned during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Casualty losses, impairment, and other expenses were $3.4 million and $20.9 million for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2024, we incurred $20.6 million of net casualty losses for repairs from storm activity in excess of amounts recoverable from insurance coverage and impairment losses of $0.3 million on our single-family residential properties, compared to $3.1 million and $0.3 million, respectively, for the three months ended September 30, 2025.
Gains (Losses) on Investments in Equity and Other Securities, net
For the three months ended September 30, 2025, gains on investments in equity and other securities, net of $0.4 million was comprised of a realized gain during the quarter and net unrealized gains recognized on investments held as of September 30, 2025. For the three months ended September 30, 2024, losses on investments in equity and other securities, net of $0.3 million was comprised of a realized gain during the quarter and net unrealized losses recognized on investments held at period end.
Other, net
Other, net decreased to $1.8 million of expense for the three months ended September 30, 2025 from $9.3 million of expense for the three months ended September 30, 2024, primarily due to settlement and other costs incurred in connection with the resolution of an inquiry from the Federal Trade Commission (the “FTC”) and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc. that was settled during the third quarter of 2024. This reduction in expense is partially offset by a decrease in interest earnings on cash balances.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $45.5 million and $47.8 million for the three months ended September 30, 2025 and 2024, respectively. A decrease in the number of homes sold from 310 for the three months ended September 30, 2024 to 292 for the three months ended September 30, 2025 was the primary driver of the decrease.
Income (Losses) from Investments in Unconsolidated Joint Ventures
Our share of equity in income (losses) from unconsolidated joint ventures was a gain of $2.1 million for the three months ended September 30, 2025, compared to a loss of $12.2 million for the three months ended September 30, 2024. The change was primarily driven by an increase in our share of income and distributions from the FNMA joint venture from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement and gains on dispositions of homes within that portfolio.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,978,369	$1,910,914	$67,455	3.5%
Management fee revenues	65,677	48,898	16,779	34.3%
Total revenues	2,044,046	1,959,812	84,234	4.3%

Expenses:
Property operating and maintenance	740,764	706,809	33,955	4.8%
Property management expense	109,645	98,252	11,393	11.6%
General and administrative	71,553	66,673	4,880	7.3%
Interest expense	262,449	270,912	(8,463)	(3.1)%
Depreciation and amortization	557,058	532,414	24,644	4.6%
Casualty losses, impairment, and other	11,132	35,362	(24,230)	(68.5)%
Total expenses	1,752,601	1,710,422	42,179	2.5%

Gains (losses) on investments in equity and other securities, net	69	1,038	(969)	(93.4)%
Other, net	(2,537)	(57,384)	54,847	95.6%
Gain on sale of property, net of tax	163,772	141,531	22,241	15.7%
Losses from investments in unconsolidated joint ventures	(7,890)	(22,780)	14,890	65.4%

Net income	$444,859	$311,795	$133,064	42.7%
Revenues
For the nine months ended September 30, 2025 and 2024, total revenues were $2,044.0 million and $1,959.8 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the nine months ended September 30, 2025 and 2024, total portfolio rental revenues and other property income totaled $1,978.4 million and $1,910.9 million, respectively, an increase of 3.5%, driven by an increase in average monthly rent per occupied home and a 1,006 home increase between periods in the average number of homes owned, partially offset by a 100 bps reduction in average occupancy.
Average occupancy for the nine months ended September 30, 2025 and 2024 for the total portfolio was 95.2% and 96.2%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2025 and 2024 was $2,435 and $2,379, respectively, a 2.4% increase. For our Same Store portfolio, average occupancy was 97.0% and 97.5% for the nine months ended September 30, 2025 and 2024, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2025 and 2024 was $2,445 and $2,379, respectively, a 2.8% increase.
The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2025 and 2024 was 23.2% and 23.5%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 44 and 37 days between residents for the nine months ended September 30, 2025 and 2024, respectively.
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

Renewal lease net effective rental rate growth for the total portfolio averaged 4.7% and 5.1% for the nine months ended September 30, 2025 and 2024, respectively, and new lease net effective rental rate growth for the total portfolio averaged 0.3% and 2.0% for the nine months ended September 30, 2025 and 2024, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.8% and 5.1% for the nine months ended September 30, 2025 and 2024, respectively, and new lease net effective rental rate growth averaged 0.5% and 2.0% for the nine months ended September 30, 2025 and 2024, respectively.
Other property income for the nine months ended September 30, 2025 increased compared to September 30, 2024, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the nine months ended September 30, 2025 and 2024, management fee revenues totaled $65.7 million and $48.9 million, respectively. The 34.3% increase is primarily due to an increase in the average number of homes for which we provide property and asset management services from 19,493 homes for the nine months ended September 30, 2024 to 24,722 homes for the nine months ended September 30, 2025.
Expenses
For the nine months ended September 30, 2025 and 2024, total expenses were $1,752.6 million and $1,710.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the nine months ended September 30, 2025, property operating and maintenance expense increased to $740.8 million from $706.8 million for the nine months ended September 30, 2024. The 4.8% increase in property operating and maintenance expense is primarily attributable to a 1,006 home increase in the average number of homes owned between periods, as well as increases in utilities and property taxes.
Property management expense and general and administrative expense increased to $181.2 million from $164.9 million for the nine months ended September 30, 2025 and 2024, respectively, primarily due to increased personnel and other costs related to our property and asset management platform, including costs to manage a 26.8% increase in the average number of homes managed between periods.
Interest expense decreased to $262.4 million for the nine months ended September 30, 2025 from $270.9 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily due to a decrease in the balance of gross debt outstanding, partially offset by a 13 bps increase in our weighted average interest rate, in each case, as of September 30, 2025 as compared to September 30, 2024. Additionally, the amendment of certain of our interest rate swap agreements during 2024 reduced related non-cash fair value amortization by $12.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Depreciation and amortization expense increased to $557.1 million for the nine months ended September 30, 2025 from $532.4 million for the nine months ended September 30, 2024 due to an increase in cumulative capital expenditures and a 1,006 home increase in the average number of homes owned during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Casualty losses, impairment, and other expenses were $11.1 million and $35.4 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2024, we incurred $35.1 million of net casualty losses for repairs from storm activity in excess of amounts recoverable from insurance coverage and impairment losses of $0.3 million on our single-family residential properties, compared to $10.7 million and $0.4 million, respectively, for the nine months ended September 30, 2025.
Gains (Losses) on Investments in Equity and Other Securities, net
For the nine months ended September 30, 2025, gains on investments in equity and other securities, net of $0.1 million was comprised of a realized gain and net unrealized losses recognized on investments held as of September 30, 2025. For the nine months ended September 30, 2024, gains on investments in equity and other securities, net of $1.0 million was comprised of a $1.6 million realized gain from exercised warrants, partially offset by $0.6 million of net unrealized losses recognized on investments held as of September 30, 2024.

Other, net
Other, net decreased to $2.5 million of expense for the nine months ended September 30, 2025 from $57.4 million of expense for the nine months ended September 30, 2024, primarily due to settlement and other costs incurred in connection with the resolution of an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc. that was settled during the third quarter of 2024. This reduction in expense is partially offset by a decrease in interest earnings on cash balances.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $163.8 million and $141.5 million for the nine months ended September 30, 2025 and 2024, respectively. An increase in the number of homes sold from 937 for the nine months ended September 30, 2024 to 1,041 for the nine months ended September 30, 2025 was the primary driver of the increase.
Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was $7.9 million and $22.8 million for the nine months ended September 30, 2025 and 2024, respectively. The change was primarily driven by an increase in our share of income and distributions from the FNMA joint venture from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement and gains on dispositions of homes within that portfolio.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2025 and December 31, 2024 include unrestricted cash and cash equivalents of $155.4 million and $174.5 million, respectively, an 11.0% decrease primarily due to acquisitions of homes. As of September 30, 2025, $1,750.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027.
Amendment of 2022 Term Loan Facility
On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings.
Public Offering
On August 15, 2025, in a public offering under our shelf registration statement, we issued $600.0 million aggregate principal amount of 4.95% Senior Notes which mature on January 15, 2033.
Interest Rate Swap Transactions
During the second quarter of 2025, we entered into two new interest rate swap agreements with a total notional amount of $400.0 million which became active on May 8, 2025 and June 20, 2025. As of September 30, 2025, our active swaps have a weighted average strike rate of 3.07%.
Share Repurchase Program
On October 28, 2025, our board of directors authorized a share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500.0 million. Repurchases under the Share Repurchase Program, if any, will be made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities. The Share Repurchase Program does not have an expiration date.

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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of September 30, 2025 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$988,013	$932,513	4.23%	1.7	$—
IH 2019-1(5)	400,385	400,386	3.59%	5.7	—
Total secured	1,388,398	$1,332,899	4.04%	2.8	—

Unsecured:
2024 Term Loan Facility(6)	$1,750,000		S + 85 bps	3.9	$1,750,000
2022 Term Loan Facility(6)(7)	725,000		S + 85 bps	4.6	725,000
Revolving Facility(6)	—		S + 78 bps	3.9	—
Unsecured Notes — May 2028	150,000		2.46%	2.7	—
Unsecured Notes — November 2028	600,000		2.30%	3.1	—
Unsecured Notes — August 2030	450,000		5.45%	4.9	—
Unsecured Notes — August 2031	650,000		2.00%	5.9	—
Unsecured Notes — April 2032	600,000		4.15%	6.5	—
Unsecured Notes — January 2033	600,000		4.95%	7.3	—
Unsecured Notes — August 2033	350,000		5.50%	7.9	—
Unsecured Notes — January 2034	400,000		2.70%	8.3	—
Unsecured Notes — February 2035	500,000		4.88%	9.3	—
Unsecured Notes — May 2036	150,000		3.18%	10.7	—
Total unsecured(8)	6,925,000		3.92%	5.7	2,475,000

Total debt(8)	8,313,398		3.94%	5.2	$2,475,000
Unamortized discounts	(25,064)
Deferred financing costs, net	(58,050)
Total debt per balance sheet	8,230,284
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(208,054)
Deferred financing costs, net	58,050
Unamortized discounts	25,064
Net debt	$8,049,845

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
(6)As of September 30, 2025, interest rate is based on Term SOFR of 4.13% plus the applicable margin and a 0.10% credit spread adjustment for 2024 Term Loan and the Revolving Facility.
(7)If we exercise the two one year extension options, the maturity date for the 2022 Term Loan Facility will be April 28, 2030.
(8)For unsecured debt and total debt, the weighted average interest rate is calculated based on September 30, 2025 Term SOFR of 4.13% adjusted for a 0.10% credit spread adjustment (Adjusted SOFR), where appropriate, and includes the impact of interest rate swap agreements effective as of that date.
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
Short-Term and Long-Term Liquidity Needs
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make dividend payments to our stockholders, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our short-term liquidity requirements consist primarily of:
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
We believe our rental income, net of total expenses, will generally provide cash flow sufficient to fund operations and dividend payments on a short-term basis. Additionally, we have guaranteed the funding of certain tax, insurance, and non-conforming property reserves related to the financing of one of our joint ventures. We do not expect these guarantees to have a material current or future effect on our liquidity. See Part I. Item 1. “Financial Statements — Note 5 of Notes to Condensed Consolidated Financial Statements” for additional information about our investments in unconsolidated joint ventures.
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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,750.0 million as of September 30, 2025.
Our long-term liquidity requirements consist primarily of funds necessary to pay for the acquisition of, and non-recurring capital expenditures for, our homes and principal and interest payments of our indebtedness. We intend to satisfy our long-term liquidity needs through cash provided by operations, long-term secured and unsecured borrowings, the issuance of debt and equity securities, and property dispositions. As a REIT, we are required to distribute to our stockholders at least 90% of our taxable income, excluding net capital gain, on an annual basis. Therefore, as a general matter, it is unlikely that we will be able to retain substantial cash balances from our annual taxable income that could be used to meet our liquidity needs. Instead, we will need to meet these needs from external sources of capital and amounts, if any, by which our cash flow generated from operations exceeds taxable income.
Cash Flows
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$1,077,580	$948,997	$128,583	13.5%
Net cash used in investing activities	(570,993)	(492,697)	(78,296)	(15.9)%
Net cash used in financing activities	(530,612)	(108,312)	(422,300)	(389.9)%
Change in cash, cash equivalents, and restricted cash	$(24,025)	$347,988	$(372,013)	(106.9)%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $1,077.6 million and $949.0 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of 13.5%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including an $84.2 million increase in total revenues, and the impact of changes in operating assets and liabilities from period to period.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs of homes, capital improvements, proceeds from property sales, and investments in unconsolidated joint ventures. Net cash used in investing activities was $571.0 million and $492.7 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $78.3 million. The net increase in cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024: (1) an increase in cash used for the acquisition of homes; (2) an increase in cash proceeds received from the sale of single-family homes; and (3) an increase in cash used for other investing activities. Acquisition spend increased by $137.8 million from period to period due to an increase in the number of homes acquired from 1,591 during the nine months ended September 30, 2024 to 2,042 homes acquired during the nine months ended September 30, 2025. Proceeds from the sale of single-family homes increased $68.0 million due to an increase in the number of homes sold from 937 during the nine months ended September 30, 2024 to 1,041 homes sold during the nine months ended September 30, 2025, partially offset by a decrease in average net proceeds per home. Cash used in other investing activities increased $22.3 million from period to period primarily due to an increase in capital expenditures to repair hurricane damage to homes from late 2024 storms.

Financing Activities
Net cash used in financing activities was $530.6 million for the nine months ended September 30, 2025 compared to $108.3 million for the nine months ended September 30, 2024. The change between periods is primarily due to the following financing transactions. During the nine months ended September 30, 2025, we issued $596.9 million of unsecured notes, net of discount, and used the proceeds to repay the then-outstanding balance on our revolving credit facility (resulting in $570.0 million of net payments thereon on a year to date basis). During the nine months ended September 30, 2024, we issued $494.3 million of unsecured notes, net of discount, and entered into a replacement credit facility. The proceeds from this refinancing were used to repay the existing credit facility, fund $54.3 million of financing costs, and increase cash reserves for general corporate purposes. We also made dividend and distribution payments totaling $536.8 million during the nine months ended September 30, 2025 compared to $518.8 million during the nine months ended September 30, 2024, which were funded by cash flows from operations.
Contractual Obligations
Our contractual obligations as of September 30, 2025, consist of the following:

($ in thousands)	Total	2025(1)	2026-2027	2028-2029	Thereafter
Secured Debt(2)(3)	$1,540,689	$14,036	$1,076,836	$28,769	$421,048
Unsecured Notes(2)(3)	5,598,291	42,203	337,620	1,066,629	4,151,839
Term Loan Facilities(2)(3)(4)(5)	2,998,105	31,941	253,442	1,975,889	736,833
Revolving Facility(2)(3)(4)(5)(6)	10,500	671	5,323	4,506	—
Derivative instruments(2)(7)	(65,896)	(5,703)	(45,252)	(14,941)	—
Purchase commitments(8)	285,500	81,079	204,421	—	—
Operating leases	47,783	1,299	10,750	9,595	26,139
Finance leases	11,056	1,048	7,715	2,293	—
Total	$10,426,028	$166,574	$1,850,855	$3,072,740	$5,335,859

(1)Includes estimated payments for the remaining three months of 2025.
(2)For detailed information about each of our financing arrangements and derivative instruments see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” and “— Note 8 of Notes to Condensed Consolidated Financial Statements.”
(3)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of September 30, 2025.
(4)Interest is calculated at rates in effect as of September 30, 2025, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of September 30, 2025, Term SOFR was 4.13%.
(5)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(6)Includes the related facility fee, as applicable.
(7)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of September 30, 2025, Term SOFR was 4.13%.
(8)Represents commitments, net of previously funded deposits, to acquire 984 homes, including commitments totaling $260.0 million to acquire 904 homes pursuant to binding purchase agreements with certain homebuilders as of September 30, 2025.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of September 30, 2025, our remaining equity commitments to our joint ventures total $143.7 million.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2025.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025		2024
Net income available to common stockholders	$136,474	$95,084	$442,656	$215,139	$310,223
Net income available to participating securities	264	185	714		584
Non-controlling interests	472	309	1,489		988
Interest expense	90,781	91,060	262,449		270,912
Interest expense in unconsolidated joint ventures	7,253	10,186	18,822		20,970
Depreciation and amortization	188,457	180,479	557,058		532,414
Depreciation and amortization of investments in unconsolidated joint ventures	4,484	3,590	11,937		9,875
EBITDA	428,185	380,893	1,295,125		1,145,966
Gain on sale of property, net of tax	(45,515)	(47,766)	(163,772)		(141,531)
Impairment on depreciated real estate investments	335	270	434		330
Net (gain) loss on sale of investments in unconsolidated joint ventures	(6,469)	499	(6,875)		285
EBITDAre	376,536	333,896	1,124,912		1,005,050
Share-based compensation expense(1)	1,916	5,417	20,537		20,809
Severance expense	—	209	2,420		388
Casualty losses and reserves, net(2)	3,116	20,729	10,799		35,174
(Gains) losses on investments in equity and other securities, net	(380)	257	(69)		(1,038)
Other, net(3)	1,769	9,345	2,537		57,384
Adjusted EBITDAre	$382,957	$369,853	$1,161,136		$1,117,767

(1)For the three months ended September 30, 2025 and 2024, $1,562 and $1,313 was recorded in property management expense, respectively, and $354 and $4,104 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2025 and 2024, $4,779 and $4,585 was recorded in property management expense, respectively, and $15,758 and $16,224, was recorded in general and administrative expense, respectively.
(2)Includes our share from unconsolidated joint ventures. The three and nine months ended September 30, 2024 included $14,000 of estimated losses and damages related to Hurricanes Beryl, Debby, and Helene.
(3)Includes costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: interest expense; depreciation and amortization; property management expense; general and administrative expense; casualty losses, impairment, and other; gain on sale of property, net of tax; (gains) losses on investments in equity securities, net; other income and expenses; management fee revenues; and (income) losses from investments in unconsolidated joint ventures.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income available to common stockholders	$136,474	$95,084	$442,656	$310,223
Net income available to participating securities	264	185	714	584
Non-controlling interests	472	309	1,489	988
Interest expense	90,781	91,060	262,449	270,912
Depreciation and amortization	188,457	180,479	557,058	532,414
Property management expense(1)	37,073	34,382	109,645	98,252
General and administrative(2)	18,444	21,727	71,553	66,673
Casualty losses, impairment, and other(3) . . . . . . . . . . . . . . . .	3,420	20,872	11,132	35,362
Gain on sale of property, net of tax	(45,515)	(47,766)	(163,772)	(141,531)
(Gains) losses on investments in equity and other securities, net	(380)	257	(69)	(1,038)
Other, net(4)	1,769	9,345	2,537	57,384
Management fee revenues	(21,975)	(18,980)	(65,677)	(48,898)
(Income) losses from investments in unconsolidated joint ventures	(2,130)	12,160	7,890	22,780
NOI (total portfolio)	407,154	399,114	1,237,605	1,204,105
Non-Same Store NOI	(27,285)	(23,369)	(77,107)	(74,001)
NOI (Same Store portfolio)(5)	$379,869	$375,745	$1,160,498	$1,130,104

(1)Includes $1,562 and $1,313 of share-based compensation expense for the three months ended September 30, 2025 and 2024, respectively. Includes $4,779 and $4,585 of share-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes $354 and $4,104 of share-based compensation expense for the three months ended September 30, 2025 and 2024, respectively. Includes $15,758 and $16,224 of share-based compensation expense for the nine months ended September 30, 2025 and 2024, respectively.
(3)The three and nine months ended September 30, 2024 included $14,000 of estimated losses and damages related to Hurricanes Beryl, Debby, and Helene.
(4)Includes costs related to certain litigation and regulatory matters, interest income, and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 77,284 homes for the three and nine months ended September 30, 2025.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2025	2024	2025	2024
Net income available to common stockholders	$136,474	$95,084	$442,656	$310,223
Add (deduct) adjustments from net income to derive FFO:
Net income available to participating securities	264	185	714	584
Non-controlling interests	472	309	1,489	988
Depreciation and amortization on real estate assets	183,653	176,174	543,775	521,411
Impairment on depreciated real estate investments	335	270	434	330
Net gain on sale of previously depreciated investments in real estate	(45,515)	(47,766)	(163,772)	(141,531)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	(1,992)	4,060	5,016	10,076
FFO	273,691	228,316	830,312	702,081
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	9,128	14,085	18,486	32,207
Share-based compensation expense(2)	1,916	5,417	20,537	20,809
Legal settlements(3)	—	17,500	—	77,000
Severance expense	—	209	2,420	388
Casualty losses and reserves, net(1)(4)	3,116	20,729	10,799	35,174
(Gains) losses on investments in equity and other securities, net	(380)	257	(69)	(1,038)
Core FFO	287,471	286,513	882,485	866,621
Recurring capital expenditures(1)	(52,350)	(51,505)	(132,969)	(135,262)
Adjusted FFO	$235,121	$235,008	$749,516	$731,359

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)	613,084,571	613,645,188	613,237,288	613,759,171

Net income per common share — diluted(5)(6)	$0.22	$0.15	$0.72	$0.51

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)	615,599,540	615,913,139	615,673,797	615,987,978
FFO per common share — diluted(5)(6)	$0.44	$0.37	$1.35	$1.14
Core FFO per common share — diluted(5)(6)	$0.47	$0.47	$1.43	$1.41
AFFO per common share — diluted(5)(6)	$0.38	$0.38	$1.22	$1.19

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended September 30, 2025 and 2024, $1,562 and $1,313 was recorded in property management expense, respectively, and $354 and $4,104 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2025 and 2024, $4,779 and $4,585, was recorded in property management expense, respectively, and $15,758 and $16,224 was recorded in general and administrative expense, respectively.
(3)For the three and nine months ended September 30, 2024, included $17,500 and $77,000, respectively, of settlement costs that resolved an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs.
(4)The three and nine months ended September 30, 2024 included $14,000 of estimated losses and damages related to Hurricanes Beryl, Debby, and Helene.

(5)There are no incremental shares attributed to non-vested share-based awards for the three months ended September 30, 2025. Incremental shares attributed to non-vested share-based awards were 970,386 for the three months ended September 30, 2024, and 265,995 and 1,250,871 for the nine months ended September 30, 2025 and 2024, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 415,032 and 1,259,328 for the three months ended September 30, 2025 and 2024, respectively, and 644,075 and 1,533,792 for the nine months ended September 30, 2025 and 2024, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(6)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,099,937 and 1,979,009 for the three months ended September 30, 2025 and 2024, respectively, and 2,058,429 and 1,945,886 for the nine months ended September 30, 2025 and 2024, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of September 30, 2025, our $2,475.0 million of outstanding variable-rate debt was comprised of the Term Loan Facilities. As of September 30, 2025, we had effectively converted 84.8% of these borrowings to a fixed rate through interest rate swap agreements. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $3.8 million. This estimate considers the impact of our interest rate swap agreements and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations as a result of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes

PART II
to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and nine months ended September 30, 2025.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

4.1
Eighth Supplemental Indenture, dated as of August 15, 2025, among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 4.950% Senior Notes due 2033 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 15, 2025).

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
Date: October 30, 2025

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 30, 2025