Form 10-K
period 2025-12-31
Invitation Homes Inc.
filed 2026-02-19
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-K

☑		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended			December 31, 2025
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class		Trading Symbol(s)		Name of each exchange on which registered

Common stock, $0.01 par value		INVH		New York Stock Exchange
NYSE Texas, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					Yes	☑	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					Yes	☐	No	☑
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
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $20.1 billion (based upon the closing sale price of the common stock on that date on the New York Stock Exchange).

As of February 18, 2026, there were 609,386,093 shares of common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year to which this report relates.

INVITATION HOMES INC.

			Page
PART I
Item	1.	Business	8
Item	1A.	Risk Factors	21
Item	1B.	Unresolved Staff Comments	54
Item	1C.	Cybersecurity	54
Item	2.	Properties	56
Item	3.	Legal Proceedings	56
Item	4.	Mine Safety Disclosures	57

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	58
Item	6.	Reserved	60
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	83
Item	8.	Financial Statements and Supplementary Data	84
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item	9A.	Controls and Procedures	84
Item	9B.	Other Information	87
Item	9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	87

PART III
Item	10.	Directors, Executive Officers, and Corporate Governance	88
Item	11.	Executive Compensation	88
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
Item	13.	Certain Relationships and Related Transactions, and Director Independence	88
Item	14.	Principal Accountant Fees and Services	88

PART IV
Item	15.	Exhibits and Financial Statement Schedules	89
Item	16.	Form 10-K Summary	94

Exhibit Index
Signatures

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including those summarized below in “Summary Risk Factors.” These risks and uncertainties include among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, federal, state, and local laws, regulations, executive actions, and policy initiatives, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence (“AI”), risks related to our indebtedness, risks related to the potential negative impact of fluctuating global and United States economic conditions (including inflation and imposition or increase of tariffs and trade restrictions by the United States and foreign countries), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” of this Annual Report on Form 10-K, as such factors may be updated from time to time in our other periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K and in our other periodic filings. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.
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
•We face risks associated with acquisitions and dispositions of properties and land development and construction activities, including lending, which could lead to material losses on our investments in our properties and adversely impact anticipated yields, including risks related to:
•competition in identifying and acquiring our properties or development sites;
•possible title defects;
•time to acquire and develop land, substantial up-front costs relating to development activities, and time to build and lease the rental homes;
•construction and development loans experiencing cost overruns, delays, or insufficient collateral value to ensure repayment;
•acquisitions of new homes from third-party homebuilders;
•bulk portfolio acquisitions and dispositions;
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
•Compliance with federal, state, and local laws and regulatory requirements, including expanding tenant rights’ laws, restrictions on evictions and collections, rent control laws, affordability covenants, permit, license, and zoning requirements, and federal executive actions and potential federal and state legislation aimed at limiting institutional ownership and acquisition of single-family homes, may negatively impact our rental income and profitability;
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

PART I

ITEM 1. BUSINESS
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of December 31, 2025, we wholly own 86,192 homes for lease, jointly own 8,006 homes for lease, and provide professional third-party property and asset management services for an additional 15,866 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who count on the ease, flexibility, and savings of leasing. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, which is underscored by our company purpose to Unlock the Power of Home™. Our Genuine CARE™ values serve as the foundation for our work, and the underlying principles of clear communication, integrity, responsibility, innovation, adaptability, and a welcoming workplace are designed to create an authentic experience for our residents, shareholders, and associates. We also work to advance sustainability, which is an important part of our strategic business objectives and is critical to our long-term success.
Our commitment to high-touch customer service continuously enhances residents’ living experiences and provides an environment where individuals and families can thrive. Many of our residents are first responders, healthcare workers, teachers, and other essential members of their communities, people who dedicate themselves to serving others every day. We are honored to serve them in return, and we work hard to ensure they come home to a place of comfort and security. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 core markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide clean, safe, and functional homes for them and their loved ones. In turn, we focus on ensuring that our associates are fairly compensated and that we provide a culture that values respect, opportunity, and belonging. We also place a strong emphasis on the impact we have in our communities and on the environment in general, and we continue to support programs that demonstrate those commitments. In addition, we operate under strong, well-defined governance practices and are dedicated to adhering to the highest ethical standards at all times.
History
INVH, a REIT organized under the laws of Maryland, conducts its operations through INVH LP. INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through the Manager, we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures.
As of December 31, 2025, INVH owns 99.7% of INVH LP directly and through Invitation Homes OP GP LLC, a wholly owned subsidiary of INVH (the “General Partner”), and INVH has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.

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
Our Platform
Our vertically integrated, scalable platform allows greater influence over the experience of our residents while enabling us to better control operating costs and continuously share best practices across functional areas of the business. Our differentiated platform is built upon:
•Resident-centric focus. Our high-touch business model enables us to solicit and integrate resident feedback into our operations and tailor our approach to address their preferences, providing a superior living experience and fostering customer loyalty. We believe this, in turn, drives rent growth, occupancy, and low turnover rates and will enable us to develop significant brand equity in the longer term.
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
Additionally, our acquisition of ResiBuilt (as defined below), a leading fee homebuilder specializing in single-family rental communities, represents a natural extension of our vertically integrated platform, adding home building capabilities that enable us to develop single-family rental homes and communities internally across high-growth markets. By bringing land development and construction expertise in-house, we gain greater operational control, enhance cost efficiency, and strengthen our ability to execute on growth opportunities in strategically important markets, leveraging local market knowledge and relationships. This development capacity complements our integrated approach to investment and asset management.
Consistent with this integrated approach, our investment and asset management functions combine local presence and expertise with national oversight. Our investment and asset management teams are primarily located in-market and apply their local market knowledge within the framework of a proprietary and consistent underwriting methodology, with support from national leadership focused on investment and asset management strategy based in our corporate headquarters. Through the integration of investment, property management, asset management, and now land development and construction functions, our platform enables our teams to incorporate real-time information regarding leasing activity, property operations, maintenance, capital spending, and construction into asset selection and asset management. We believe the advantages of our integrated acquisition and development platform and local market expertise drive the performance of our existing portfolio of owned homes, as well as the portfolio of homes we jointly own with or manage on behalf of others. We similarly believe that employing experienced, in-house acquisitions and development teams at the local level gives us a competitive advantage in selectively acquiring and building homes that will maximize risk-adjusted total return.
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

Property Operations
Property operations encompasses the in-house local market management and execution of marketing, leasing, resident relations, and maintenance functions. We have developed and employ a highly scalable, vertically integrated, and resident-centric property management service platform, referred to as “ProCare.” All of our property management functions have been internally managed since our founding in 2012, and we have implemented an extensive property management infrastructure, including a resident portal that is available both online and via a mobile app, smart home technology, a mobile app for residents to schedule and track maintenance requests, a technology suite to manage work orders and associate schedules, dedicated in-market associates, and local offices in each of our core markets.
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
Prospective residents may submit an application through our proprietary mobile app or on our website. To maintain brand consistency and better track compliance with leasing requirements, we utilize standardized online applications, national lease agreements, move-in and move-out documents, resident communications, and other ancillary documents. Multiple channels are utilized to communicate with prospective residents, including automated email and texts, associate correspondence, and an AI leasing assistant. We evaluate prospective residents in a standardized manner through the use of third-party resident screening providers that obtain appropriate identification, evaluate credit history and household income, review the applicant’s rental history, and complete a background check for criminal activity, each in accordance with applicable law. Although we require a minimum income to rent ratio, many additional factors are also considered during the resident evaluation process, including eviction history, criminal history, and rental and other payment history.
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

Digital Marketing Initiatives and Branding
Our brand is differentiated through our commitment to providing high-quality living solutions and a professional property management team to support our residents, reflective of the needs of the rising generation of millennial renters. The ease of leasing through our technology, the Genuine CARETM from our teams, and our exceptional value-add services help our residents live the worry-free leasing lifestyle. We encourage meaningful community interaction across our digital platforms by continuously refreshing the content of our website, blog, and social media accounts with articles, home maintenance advice, giveaways, and incentives designed to enrich the lives of our residents and protect our homes. For example, we alert our residents to prepare for storms, encourage them to pay their rent online or through our mobile app, offer “Lease Friendly” and “Make It Home” design tips and giveaways, and hold an annual Resident Appreciation Month. Our resident engagement and social media following continue to grow, owing partially to positive feedback from residents, who specifically mention our lifestyle and home maintenance content.
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
We have established a Resident Advisory Panel to foster open dialogue with and gain meaningful insights directly from our residents. The panel provides a structured forum for residents to share feedback, voice concerns, and offer suggestions, enabling us to better understand and respond to the needs of the communities we serve.
We typically utilize our in-house maintenance associates in each of our markets to provide ordinary course, “handyman” services, and outsource more complex or extensive repairs, such as roofing, heating, ventilation, and air conditioning (“HVAC”) systems, plumbing, and electrical work to vetted, pre-approved third-party vendor partners. We strive to address and resolve maintenance requests primarily through our in-house maintenance technicians. In cases where we outsource more complex or extensive repairs, our in-house maintenance associates provide oversight to ensure quality control and cost effectiveness. In addition, our in-house market-based associates conduct ProCare visits with residents at move-in, 45 days after move-in, and prior to move-out to help foster positive, long-term relationships with our residents, track and report maintenance needs effectively, and support compliance with lease terms, local laws, and HOA rules and regulations.
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
Regardless of the purpose or timing of the visit, our in-house property maintenance associates are required to conduct a general property condition assessment (“GPCA”) every time they visit one of our homes. The GPCA requires our in-house property maintenance associates to assess and document interior and exterior conditions and whether the resident is adhering to the terms of their lease, as well as any potential safety hazards or potential causes of damage that could result in us incurring significant maintenance costs if left unaddressed. If a deficiency is identified by our in-house property maintenance associates, we endeavor to take prompt action to correct it.
Investment and Asset Management
Acquisition Strategy
We have a disciplined acquisition platform that is capable of deploying capital from multiple capital sources, including our own balance sheet and joint ventures that we manage, across multiple acquisition channels and markets simultaneously. Our strategy primarily targets newly constructed homes via strategic relationships with homebuilders or built internally by ResiBuilt (as defined below) and, in certain cases, existing homes through portfolio acquisitions or, on a more limited basis, the MLS. Our markets were generally selected through a robust process utilizing an analysis of housing and rental market supply and demand fundamentals, macroeconomic and demographic trends, and risk-adjusted total return potential. Specifically, the process we use to select and, on an ongoing basis, evaluate our markets ranks these markets based on relative weightings of factors that include, but are not limited to, forecast population and employment growth, household formation, historical and forecast deliveries of new residential housing supply, size of the addressable market, volume of new and existing home sales, potential yields implied by the relationship between market rental rates and the price of single-family residential housing, forecast home price appreciation, and forecast rental rate growth.
We have amassed significant scale within our 16 core markets. In these markets, our acquisition strategy has been, and will continue to be, focused on buying, renovating, and operating high quality single-family homes for lease that we believe will appeal to and attract a high quality resident base, that will experience robust long-term demand, and that will benefit from capital appreciation. In evaluating acquisition and development opportunities, we analyze numerous factors, including neighborhood desirability, proximity to employment centers, schools, and transportation corridors, community amenities, construction type, and required ongoing capital needs, among others.
We target submarkets and neighborhoods in undersupplied high-growth markets and leverage our in-house acquisition, development, and operations teams’ local market expertise to acquire homes in desirable locations that we believe will experience sustainable rental demand and long-term value and home price appreciation. Our in-house teams are comprised of dedicated professionals located in our markets and at our corporate headquarters who provide strategic direction and broad oversight. The teams also have significant local market experience and expertise in single-family investments and sales, which enable us to perform neighborhood-level analysis and identify homes that meet our selection and underwriting criteria. As part of our selective and disciplined investment approach, we have analyzed and considered a far greater number of potential acquisitions than the number of homes we have actually acquired or will acquire upon completion of construction. We thus have access to a substantial volume of historical public market data and operational experience from which we can draw as we evaluate future acquisition and development opportunities in our markets. As a result of our large existing portfolio and volume of acquisitions to date, we believe we have a high degree of visibility into publicly available market data on rental rates and fixed and controllable operating expenses, which allows us to more accurately underwrite expected net yields of homes prior to acquisition.
To identify investment opportunities, we engage with local market real estate brokers, homebuilders, and strategic third-party technology platforms. Within our markets, our approach allows us to screen broadly and rapidly to identify potential acquisitions in highly targeted submarkets at the neighborhood and street levels. Our in-house team of acquisition professionals coordinates with our in-house renovation, maintenance, and property management teams to ensure that feedback from historical acquisitions is shared across functions so that our ongoing investment activities are informed by, and benefit from, insight from prior experience.

Partnerships with Homebuilders
We have increasingly leveraged strategic relationships with homebuilders to identify opportunities to purchase newly constructed homes. These partnerships allow us to meaningfully scale and expand our portfolio with single-family homes that are specifically designed to be leased by our target customer.
Newly constructed homes offer several distinct advantages over legacy homes. From a cost perspective, these homes typically require significantly lower maintenance expenditures in the initial years of ownership. Additionally, new construction allows us to incorporate modern design features and amenities that align with current resident preferences, such as open floor plans, energy-efficient appliances, smart home technology, and updated finishes. Energy-efficient construction also benefits residents through lower utility costs, which may make our new homes more attractive to residents.
We commission the construction of homes in high-demand areas that cater to the needs and preferences of our residents, contributing to the overall number of homes available in a supply-constrained environment. These contractual arrangements generally provide for periodic deposits from us to the homebuilders and scheduled delivery of homes over a specified period of time.
Land Development and Construction
On January 14, 2026, we acquired ResiBuilt Homes, LLC (“ResiBuilt”), a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets. The acquisition is a natural extension of our business and supports our growth strategy by adding home building capabilities to our platform. By bringing land development and construction expertise in-house, we gain greater operational control over the development process, enhance cost efficiency, and strengthen our ability to execute on growth opportunities in strategically important markets. We believe this internal development capacity will support our long-term growth strategy by providing a reliable pipeline of purpose-built rental homes tailored to our operational and quality standards.
Developer Lending Program
In May 2025, we launched a developer lending program to selectively provide financing to experienced, successful, and relationship-driven homebuilders for the development of new single-family home communities that may serve as future acquisition opportunities. This initiative is intended to support the creation of new housing supply in markets with strong demand and to complement our traditional property acquisition strategy.
Property Maintenance and Renovations
We have an in-house team of dedicated associates located in our markets who oversee any required upfront property renovations and the ongoing maintenance of our homes, with support from centralized construction experts and infrastructure, including technology-enabled workflows. For newly constructed homes, which typically require no upfront renovation, this team is able to focus primarily on ongoing maintenance and resident service. The team works in collaboration with our in-house investment and property management teams to maximize the total return of our upfront investment and minimize ongoing maintenance costs. To this end, our professionals ensure the following are evaluated: the structural needs and major systems of a property (e.g., examining roofs, HVAC systems, and siding); other maintenance-reducing improvements and repairs (e.g., installing durable hard-surface flooring, removing carpet from high-traffic areas, and testing plumbing and pipes both in the home and out to the street); and the level of fit and finish required to maintain consistency with our brand standards and maximize rental demand (e.g., selecting cabinet and countertop finishes and appliances designed to improve resident demand).
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
Portfolio Optimization
We maintain a sophisticated process to identify and efficiently dispose of homes that no longer fit our investment objectives and recycle capital into homes that better fit our long-term investment objectives. We believe our approach helps streamline the disposition process and minimize costs. By leveraging multiple distribution channels — including bulk portfolio sales, our “Resident First Look” program (which facilitates home sales to our current residents), direct-to-market sales, and MLS — we can facilitate efficient and well-targeted transactions. We believe the significant local density of our portfolio, which averages approximately 5,000 homes in each of our core markets as of December 31, 2025, allows us to selectively sell properties without sacrificing the operating efficiency of our concentrated scale.
Sustainability and Corporate Responsibility
As one of the nation’s premier home leasing and management companies, we have an opportunity to make a profound impact through sustainability and corporate responsibility initiatives. We are committed to engaging with our communities to make meaningful and long-lasting impacts on those around us. We are dedicated to fostering a better way of living for our residents and empowering our associates to advance efforts that make our company more innovative and our processes more sustainable. We are committed to implementing programs that align with our values and reflect our dedication to providing a high-quality resident experience. We are equally dedicated to upholding the ethical standards and responsible business practices that are integral to our culture.
We focus on ensuring that our residents live in high-quality homes and enjoy a worry-free leasing lifestyle, with access to professional services and Genuine CARETM. Our scale enables us to offer enhanced services and exclusive offers that further improve the leasing experience.
We value being part of the communities where we do business, and we recognize that the vitality of our business is directly linked to the vitality of the communities in which we operate. We also believe our business has a positive economic impact on the communities in which we operate, through improved neighborhoods that benefit from renovations to and ongoing maintenance of our homes, the value of our local teams living in and contributing to the local economy, the payment of real estate taxes, and the purchase of local goods and services.
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

Human Capital
As of December 31, 2025, we had 1,725 dedicated full-time associates, which we supplement with temporary and contract resources as needed. None of our associates are covered by a collective bargaining agreement. Associates are the backbone of our company, and we understand that nothing is accomplished without the day-to-day dedication of our invaluable teams. Whether they are front-line market associates who represent us each and every day with our residents or centralized team members who support the front line and strive to ensure the quality and consistency of our work, our associates are our greatest asset. From our focus on associates’ well-being, health, and safety to our support of a supportive and collaborative culture, we act with honesty, integrity, and respect.
Our efforts aim to foster a workplace culture that values respect, opportunity, and belonging. We support fair access to opportunities through our hiring practices and are committed to fair practices that ensure a level playing field for all associates. The investment in our people is directly linked to our strategic business initiatives and measured by those outcomes.
We value feedback from our associates, and we maintain a continuous listening associate survey tool, Dot to Dot. We continue to achieve high participation by our associates, with 74% of our associates sharing feedback at least once in 2025. This tool provides managers with actionable feedback on several key engagement dimensions. We believe meaningful actions based on associate feedback provided by the surveys have resulted, and will continue to result, in ongoing high engagement with our associates as evidenced by our strong associate Net Promoter Score of 47 at the end of 2025, compared to a benchmark of 29. In 2025, we were recognized by Comparably for our company culture through several external awards, including Best Companies for Diversity and Best Companies for Women.
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
We are committed to accelerating the development of our leaders through various programs such as “Leadership Foundations,” “Leading through Change,” and our operations management training. These programs are designed to build capable and confident leaders that can lead and inspire in an ever-changing environment. In 2025, we facilitated the third cohort of “Peak,” an immersive six-month leadership development program for 22 high potential leaders. We also host “Spark,” the next level leadership program focused on emerging leaders, on a biennial basis. In addition, we offer customized talent management solutions, including Stand Out assessments, leadership assimilations, team building activities, and more.
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
Another component of our Total Value offering for associates is our holistic wellness program, which is designed to enhance mental, physical, and financial well-being. Health and safety programs and processes are also vitally important to the wellbeing of our associates, and we conduct monthly safety training for our maintenance associates and a regular driving safety training for our fleet drivers. We strive to drive continuous improvement in our health and safety performance by maintaining high standards for our health and safety compliance programs and reinforcing expectations with respect to safe behaviors and safety rules. We endeavor to ensure that our associates are well-informed about health and safety measures and are provided with the appropriate equipment and tools to protect themselves and those around them. We continually monitor the number of work-related injuries per 100 associates in a one-year period. New incidents are reported and evaluated for corrective action, and through continuous investment in health and safety, we strive to mitigate the risk of on-the-job injuries. Our 2025 incident rate was 3.07, compared to 3.39 in both 2024 and 2023.
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
We believe it is critically important to maintain a corporate culture that demands integrity and reflects our ethical values. We are committed to operating at the highest ethical level and serving as a responsible fiduciary for our stockholders. We exercise and maintain strong corporate governance practices, while integrating corporate responsibility and sustainability considerations into our decision-making processes. We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our directors, officers, and associates. Our Code of Conduct drives our daily decisions, demonstrating our commitment to be a responsible corporate citizen and a good business partner, and our actions are guided by our company’s core values. The Code of Conduct articulates these tenets and sets forth our principles, expectations, and guidelines for appropriate business behavior.
Code of Conduct
Our Code of Conduct is supported by companywide policies and programs and reinforced through annual associate training and acknowledgement. Honesty and integrity are essential in our daily interactions with residents, fellow associates, vendors, suppliers, and other stakeholders. Our Code of Conduct outlines these key principles, including policies on conflicts of interest, gifts and entertainment, fraud, sanctions, outside activities, political contributions, and bribery and corruption. Any associate who violates the requirements of the Code of Conduct, or any of our other policies, is subject to disciplinary action up to and including termination.
Reporting Violations and Whistleblower Protection
Our confidential compliance hotline is critical to our ethics and compliance program. The hotline is available 24 hours a day, 365 days a year and is operated by a third-party compliance management provider, enabling automated and anonymous reporting. We have established a whistleblower policy, enabling associates to report concerns confidentially and anonymously. This policy includes comprehensive procedures for the receipt, retention, investigation, and treatment of reports. The reports are reviewed with our audit committee at meetings throughout the year. Our Code of Conduct provides that “[n]either the Company, the Audit Committee nor any director, officer, employee, contractor, subcontractor or agent of the Company will, directly or indirectly, discharge, demote, suspend, threaten, harass or in any manner discriminate or retaliate against any person who, in good faith, makes a report to or otherwise assists the Audit Committee, management or any other person or group, including any governmental, regulatory or law enforcement body, in investigating a report.”
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
Risk and Insurance
We maintain property, casualty, flood, and corporate-level insurance coverage related to our business, including general liability, business auto, umbrella, commercial crime, directors’ and officers’ liability, fiduciary liability, cyber liability, employment practices liability, and workers’ compensation insurance. We believe the policy specifications and insured limits under our insurance program are appropriate and adequate for our business and properties given the relative risk of loss, the cost of the coverage, and industry practice. However, our insurance coverage is subject to deductibles and coverage exclusions, and we are self-insured up to the amount of such deductibles and exclusions. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Operations — Increasing property taxes, insurance costs, and HOA fees may negatively affect our financial results and — We may suffer losses that are not covered by insurance.”
Systems and Technology
Effective systems and technology are essential components of our business. To ensure scalability for continued growth of our portfolio of single-family homes for lease and our third-party management platform, we have made significant investments in processes and systems across leasing and property management, construction management, property and corporate accounting, asset management, and data analysis. In addition to carefully monitoring our core platform, we consistently advance cloud-based digital technologies and the pragmatic use of AI to benefit both our residents and our associates.
We offer choice, control, and engagement options to our prospective and existing residents by providing a mobile-responsive website, an iOS app, and an Android app. Prospective residents can browse homes available for lease, take virtual tours, request additional information, and apply to lease a specific home. Our existing residents have the added convenience of requesting maintenance services, paying rent, and learning about value-add services – all from their digital platform of choice.
Our associates are able to support and manage requests for critical functions such as leasing and maintenance through easy-to-use digital tools and AI services. Our system is designed to handle the core requirements of residential property accounting, including accounting for security deposits as well as payment of property-level expenses. The system also interfaces with our third-party resident screening vendors to expedite evaluations of prospective residents’ rental applications.
Throughout our operations, we rely on technology systems that integrate with various third-party vendors, including their AI services. The failure of these systems or services to perform at subscribed levels could adversely impact our business. Taking a proactive approach and engaging with our third-party vendors about service delivery and implementing security risk management controls allow us to mitigate any potential negative impact on our business. For more information on the risks related to our use of technology and cybersecurity risk management, see Part I. Item 1A. “Risk Factors — Risks Related to Information Technology, Cybersecurity, and Data Protection — Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer” and Part I. Item 1C. “Cybersecurity.”
Competition
We face competition from different sources in each of our primary activities: acquiring and leasing our properties and providing property and asset management services for single-family homes. We believe our competitors in acquiring or building homes for investment purposes are larger investors, including private equity funds and other REITs, that are seeking to capitalize on the same market opportunity that we have identified, and individual investors or small private investment partnerships, that are seeking investment properties that can either be leased or restored and sold. Our primary competitors in acquiring portfolios include large and small private equity investors, public and private REITs, and other sizable private institutional investors. These same competitors may also compete with us for residents and may provide property and asset management services similar to those that we provide. Competition may increase the prices for properties that we would like to purchase, reduce the amount of rent we may charge for our properties, reduce the occupancy of our portfolio, and adversely impact our ability to achieve attractive total returns. However, we believe that our acquisition and development platform, our extensive in-market property operations infrastructure, and local expertise in our markets currently provide us with competitive advantages.
In addition, federal, state, and local regulatory developments, including executive actions and proposed federal and state legislation aimed at limiting institutional ownership and acquisition of single-family homes, may affect the competitive dynamics in our markets by imposing requirements or restrictions that apply differently to various categories of market participants. To the extent these developments disproportionately affect institutional owners, including us, or advantage other categories of investors, such as individual investors and smaller partnerships who may fall outside regulatory definitions, our ability to compete for acquisitions, residents, or capital on favorable terms could be adversely affected. See Part I. Item 1A. “Risk Factors — Risks Related to Our Business and Operations — Executive actions and proposed federal and state legislation or regulations aimed at limiting institutional ownership and acquisition of single-family homes could materially adversely affect our business, growth strategy, and results of operations.”
Inflation and Macroeconomic Conditions
Inflation primarily impacts our results of operations in the form of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2025.
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
In light of continuing federal, state, and local attention on housing supply and availability, there is considerable uncertainty regarding how executive actions, policy initiatives, and potential legislation, along with existing laws, judicial orders, and regulatory frameworks, could affect large institutional investors in single-family rental markets. In addition, legislative and regulatory initiatives addressing residential housing supply and availability have received increased attention at the federal, state, and local levels. This focus has included heightened public and governmental scrutiny of institutional investment in the single-family rental housing market, as well as discussion of potential measures that could affect the acquisition, ownership, or operation of residential rental properties. As this policy landscape continues to evolve, we remain committed to working constructively with policymakers at all levels to support housing supply and availability, and we believe that well-managed, professionally operated rental housing serves an important role in expanding access to quality homes for American families.
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
Residential Housing Legislation and Regulations
Legislative and regulatory efforts across the United States have increasingly focused on addressing the shortage of residential housing and the rising cost of living. In response, some states and local jurisdictions have introduced or enacted regulations that may limit landlords’ ability to acquire, own or operate single-family residential properties, screen applicants, increase rents, recover possession of properties, process evictions, terminate leases, or otherwise manage single-family residential rental portfolios.
In addition, there has been increased public and governmental scrutiny of institutional investment in single-family rental housing. Certain policymakers, including the President of the United States, have publicly called for congressional action to limit or restrict the ability of large or institutional investors to purchase and own single-family homes. Proposals under discussion could include limitations on acquisitions, increased taxes or fees, enhanced disclosure or reporting requirements, or other restrictions applicable to institutional owners of residential rental housing. As noted above, we remain committed to engaging constructively with policymakers at all levels of government to support housing supply and availability, and we believe our operations contribute positively to meeting the housing needs of American families.
We are closely monitoring developments related to these legislative and regulatory initiatives at the federal, state, and local levels. The timing and outcome of specific proposals or policies remain uncertain, as do their potential impacts on our operations.
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
REIT Qualification
We have elected to qualify as a REIT for United States federal income tax purposes. So long as we qualify as a REIT, we generally will not be subject to United States federal income tax on net taxable income that we distribute annually to our stockholders. To qualify as a REIT for United States federal income tax purposes, we must continually satisfy tests concerning, among other things, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our stockholders, and the diversity of ownership of our stock. To comply with REIT requirements, we may need to forgo otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.
Website and Availability of SEC filings
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov.
We maintain an internet site at INVH.com, where we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website and the information contained on or through that site are not incorporated into this Annual Report on Form 10-K. We use our website INVH.com as a channel of distribution of material company information. For example, financial and other material information regarding our company is routinely posted on and accessible at INVH.com. Accordingly, investors should monitor the website, in addition to following our press releases, SEC filings, and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Invitation Homes when you enroll your email address in the “receive investor email alerts” section at INVH.com. The contents of our website and social media channels are not a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

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
•liquidity constraints affecting financial institutions;
•changes in national, regional, or local economic, demographic, or real estate market conditions;
•changes in job markets and employment levels on a national, regional, and local basis;
•declines in the value of residential real estate;
•overall conditions in the housing market, including:
•executive actions and proposed federal and state legislation or regulations aimed at limiting institutional institutional ownership and acquisition of single-family homes;
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
•fraud by borrowers, originators, and/or sellers of secured debt;
•undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations;
•casualty or condemnation losses;
•the geographic mix of our properties;
•the cost, quality, and condition of the properties we are able to acquire;
•our development activities which expose us to execution, integration, cost, regulatory, permitting, and land acquisition risks, as well as potential delays, construction challenges, and lower-than-expected returns;
•our developer lending program which exposes us to heightened credit, construction, valuation, and execution risks that could result in cost overruns, project delays, insufficient collateral value, or loan losses; and
•our ability to provide adequate management, maintenance, and insurance.
Any one or more of these factors could adversely affect our business, financial condition, and results of operations.
Many factors impact the single-family rental market; and if rents in our markets do not increase sufficiently to keep pace with rising costs of operations, our income and distributable cash could decline.
The success of our business model depends, in part, on conditions in the single-family rental market in which we operate. One of the possible impacts on our results of operations and key operating metrics due to limitations on our ability to increase rental rates could be a decrease in gross rental revenues and other property income. In addition, executive actions and federal and state legislative, regulatory, or policy initiatives, particularly those focused on institutional ownership and acquisition of single-family homes, could limit our ability to acquire properties, impose additional compliance or operating requirements, or constrain pricing flexibility in certain markets. Our investment strategy is based on assumptions about occupancy levels, rental rates, interest rates, and other factors; and if those assumptions prove to be inaccurate, our cash flows may be reduced. Multiple economic and demographic factors may contribute to increases or decreases in homeownership rates resulting in fluctuating rental rates and average occupancy levels. Revenues earned from our property and asset management services are sensitive to macroeconomic conditions that negatively impact rent collections and the performance of the properties we manage. In addition, we expect that if investors like us increasingly seek to capitalize on opportunities to purchase housing assets and convert them to productive uses, competition in the market for the supply of single-family rental properties may increase and could result in a higher cost to acquire those properties. A softening of the rental market in our core areas would reduce our rental revenue and profitability.
Inflation and other macroeconomic factors could adversely affect our business and financial results.
General economic conditions in the United States have continued to fluctuate in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as fluctuating global and United States economic conditions (including interest rate volatility, political dissension, and labor market conditions). While inflationary pressures have moderated from prior peaks, they remain above historical norms and have adversely affected us by increasing the costs of products, materials, and labor needed to operate our business and could continue to adversely affect us in future periods. The effects of inflation on our financial condition and results of operations over the past few years are primarily related to increased operating costs for the procurement of goods and services, compensation of our associates, including benefits, and financing costs in the form of interest expense. Continued inflationary pressures could have a material impact on our results of operations in the future. In an inflationary environment, we may not be able to raise rents sufficiently to keep up with the rate of inflation. High levels of inflation may also negatively impact consumer income and spending, among other factors, which may adversely impact our business, financial condition, cash flows, and results of operations. Actions by the government to stimulate the economy may increase the risk of significant inflation, which may also have an adverse impact on our business or financial results.
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
A general decline in business activity and demand for real estate transactions resulting from a pandemic could adversely affect (1) our ability to build, acquire, or dispose of single-family homes on terms that are attractive or at all and (2) the value of our homes and our business such that we may recognize impairment on the carrying value of our investments in single-family residential properties and other assets subject to impairment review, including, but not limited to, goodwill.
An economic downturn resulting from a pandemic, and a disruption of, and/or instability in, the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations, including construction and acquisitions, or address maturing liabilities on a timely basis.
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
We have grown rapidly, assembling a portfolio of 86,192 owned homes as of December 31, 2025, providing property and asset management services to portfolio owners of single-family residential properties, and beginning to construct homes for ourselves and third parties. Our future operating results may depend on our ability to effectively manage our growth, which is dependent, in part, upon our ability to:
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
Many of the expenses associated with our business, such as property taxes, insurance, HOA fees, utilities, construction, acquisition, renovation and maintenance costs, and other general corporate expenses are relatively inflexible and will not necessarily decrease with a reduction in revenue from our business. Some components of our fixed assets depreciate more rapidly and require ongoing capital expenditures. Our expenses and ongoing capital expenditures are also affected by continued inflationary pressures, and certain of our cost increases may exceed the rate of inflation in any given period or market. Our rental income is affected by many factors beyond our control, such as the availability of alternative rental housing and economic conditions in our markets. In addition, state and local regulations may require us to maintain properties that we own, even if the cost of maintenance is greater than the value of the property or any potential benefit from renting the property, or pass regulations that limit our ability to increase rental rates. As a result, we may not be able to fully offset rising costs and capital spending by increasing rental rates, which could have a material adverse effect on our results of operations and cash available for distribution.
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
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our owned and managed properties. We face competition for residents from other lessors of single-family properties, apartment buildings, and condominium units. Competing properties may be newer, better located, and more attractive to residents. Potential competitors may have lower rates of occupancy than we do or may have superior access to capital and other resources, which may result in competing owners more easily locating residents and leasing available housing at lower rental rates than we might offer at our homes. Many of these competitors may successfully attract residents with better incentives and amenities, which could adversely affect our ability to obtain quality residents and lease our single-family properties on favorable terms. Additionally, we may fail to receive certain government subsidies or assistance that we have received in the past, and federal and state legislative or regulatory initiatives could limit or restrict the availability of such subsidies or assistance for our properties, while some competing housing options may qualify for such government subsidies or assistance, which could make the properties of our competitors more accessible and attractive to potential residents than our properties. This competition may affect our ability to attract and retain residents and may reduce the rental rates we are able to charge.

In addition, increases in unemployment levels and other adverse changes in economic conditions in our markets may adversely affect the creditworthiness of potential residents, which may decrease the overall number of qualified residents for our properties within such markets. Fluctuating global and United States economic conditions, uncertainty in financial markets, and elevated interest rates may materially negatively impact our residents, and our business could be negatively impacted.
We could also be adversely affected by overbuilding or high vacancy rates of homes in our markets, which could result in an excess supply of homes and reduce occupancy and rental rates. Continuing development of apartment buildings, condominium units, and single-family rental communities in many of our markets will increase the supply of housing and exacerbate competition for residents.
In addition, laudable government sponsored programs to promote home ownership or executive, legislative, or regulatory initiatives on the federal and state levels that disproportionately affect large institutional owners may encourage potential renters to purchase residences or lease from smaller investors or partnerships rather than from us, thereby causing a decline in the number and quality of potential residents available to us.
No assurance can be given that we will be able to attract and retain suitable residents. If we are unable to lease our homes to suitable residents, we would be adversely affected and the value of our common stock could decline.
We intend to acquire properties and to engage in development and construction activities from time to time consistent with our investment strategy even if the rental and housing markets are not as favorable as they have been in the recent past, which could adversely impact anticipated yields and returns on our development investments.
We intend to continue to acquire properties and pursue development opportunities, including build-to-rent development and third-party fee-building arrangements from time to time consistent with our investment strategy, even if the rental and housing markets are not as favorable as they have been in the recent past. Future acquisitions of properties and development projects may be more costly and have lower yield characteristics than recent past and present opportunities. The following factors, among others, may make acquisitions or development activities more expensive:
•improvements in overall economic conditions and employment levels;
•greater availability of consumer credit;
•improvements in the pricing and terms of mortgages;
•the emergence of increased competition for single-family properties and developable land from private investors and entities with similar investment objectives to ours;
•tax or other government incentives that encourage homeownership; and
•increases in construction costs, including labor, materials, and supplies or delays in construction timelines.
A general decline in business activity and demand for real estate transactions could adversely affect our ability to acquire or dispose of single-family homes or to successfully complete and lease development projects on terms that are attractive or at all, which may be impacted in periods of elevated interest rates.
We plan to continue acquiring properties and pursuing development opportunities as long as we believe such properties offer an attractive total return opportunity. Accordingly, future acquisitions and development projects may have lower yield characteristics than recent past and present opportunities and, if such future acquisitions or development activities are funded through equity issuances, the yield and distributable cash per share may be reduced, and the value of our common stock may decline. For additional information regarding risks related to our development and construction activities, see — “Our expansion into land development and home construction activities exposes us to additional operational and real estate risks, which may adversely affect our financial condition, cash flows, and operating results.”
Competition in identifying and acquiring our properties and in pursuing development opportunities could adversely affect our ability to implement our business and growth strategies, which could materially and adversely affect us.
In acquiring our properties and pursuing development opportunities, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, savings and loan associations, banks, mortgage bankers, insurance companies, institutional investors, investment banking firms, financial institutions, governmental bodies, and other entities. On a limited basis, when acquiring existing homes through retail channels, we may also compete with individual home buyers and small-scale investors. With respect to our development and construction activities, we also compete with national and regional homebuilders, land developers, and other build-to-rent operators for the acquisition of developable land, finished lots, and lot option contracts, as well as for construction labor, materials, and subcontractor services.
Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. In addition, any potential competitor may have higher risk tolerances or different risk assessments and may not be subject to the operating constraints associated with qualification for taxation as a REIT, which could allow them to consider a wider variety of investments or development opportunities. Competition may result in fewer investments, higher prices for both existing homes and developable land, a broadly dispersed portfolio of properties that does not lend itself to efficiencies of concentration, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs. In addition, competition for desirable investments and development sites could delay the investment of our capital, which could adversely affect our results of operations and cash flows. As a result, there can be no assurance that we will be able to identify and finance investments or development opportunities that are consistent with our investment objectives or to achieve positive investment results, and our failure to accomplish any of the foregoing could have a material adverse effect on us and cause the value of our common stock to decline.
We depend on our residents and their willingness to meet their lease obligations and renew their leases for substantially all of our revenues. Poor resident selection, defaults, and non-renewals by our residents may adversely affect our reputation, financial performance, and ability to make distributions to our stockholders.
We depend on rental income from residents for substantially all of our revenues. As a result, our success depends in large part upon our ability to attract and retain qualified residents for our owned and managed properties. Our reputation, financial performance, and ability to make distributions to our stockholders would be adversely affected if a significant number of our residents fail to meet their lease obligations or fail to renew their leases. For example, residents may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors, or eyesores, fail to comply with HOA regulations, sublet to less desirable individuals in violation of our lease, or permit unauthorized persons to live with them. Although collections from residents have improved over the past year compared to recent periods, they have not returned to historical levels and may never fully do so. We may also experience higher resident turnover.
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
Our evaluation of properties and development projects involves a number of assumptions that may prove inaccurate, which could result in us paying too much for properties we acquire or development projects we undertake and/or overvaluing our properties or development projects, or our properties or development projects failing to perform as we expect.
We are authorized to follow a broad investment policy established by our board of directors and subject to implementation by our management. Our board of directors periodically reviews and updates the investment policy and also reviews our portfolio of residential real estate, but it generally does not review or approve specific property acquisitions or development projects. Our success depends on our ability to acquire properties that can be quickly possessed, renovated, repaired, upgraded, and rented with minimal expense and maintained in quality condition, as well as our ability to successfully manage land acquisition strategies, construction processes, and development timelines for our development activities. In determining whether a particular property or development project meets our investment criteria, we also make a number of assumptions, including, among other things, assumptions related to estimated time of possession and estimated renovation costs and time frames, annual operating costs, market rental rates and potential rent amounts, time from purchase to leasing, and resident default rates. With respect to our development and construction activities, we make additional assumptions, including assumptions related to land acquisition and lot costs, construction cost estimates, availability and cost of labor, materials, and subcontractor services, permitting and entitlement timelines, construction schedules, and projected rental rates and lease-up timing at the time of project completion. These assumptions may prove inaccurate, particularly since the properties that we acquire and the development projects that we undertake vary materially in terms of time to possession, renovation, quality and type of construction, geographic location, and hazards and since development projects are subject to market conditions and cost fluctuations over extended time horizons. As a result, we may pay too much for properties we acquire or land and lots for development and/or overvalue our properties or development projects, or our properties or development projects may fail to perform as anticipated. Adjustments to the assumptions we make in evaluating potential purchases may result in fewer properties or development opportunities qualifying under our investment criteria, including assumptions related to our ability to lease properties we have purchased or developed.
Our dependence upon third parties for key services may have an adverse effect on our operating results or reputation if the third parties fail to perform.
Though we are internally managed, we use local and national third-party vendors and service providers to provide certain services for our properties and development projects. For example, we typically engage third-party home improvement professionals with respect to certain maintenance and specialty services, such as HVAC, roofing, painting, and floor installations. With respect to our development and construction activities, we rely on general contractors, subcontractors, and other third-party service providers to perform land development, site work, and home construction. Selecting, managing, and supervising these third-party service providers requires significant resources and expertise, and because our portfolio consists of geographically dispersed properties and our development activities occur across multiple markets, our ability to adequately select, manage, and supervise such third parties may be more limited or subject to greater inefficiencies than if our properties and development projects were more geographically concentrated.
An overall labor shortage experienced by our vendors, general contractors, subcontractors, and other third-party service providers, lack of skilled labor, increased turnover, or labor inflation, including as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition, or operating results. We have entered into a multi-year contract with a third-party vendor to provide certain services for our properties. Because of the large volume of services under this contract, only a limited number of companies are capable of servicing our needs on this scale. Accordingly, the inability or unwillingness of this vendor to continue to provide these services on acceptable terms or at all could have a material adverse effect on our business.
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

Our reliance on a limited number of third-party digital marketing and lead-generation platforms, including a single dominant platform, exposes us to significant business, financial, and operational risk.
We rely heavily on third-party digital marketing and residential listing platforms to generate leasing leads for our homes. A substantial portion of prospective residents are introduced to our properties through a single, widely used third-party platform that plays a significant role in resident search behavior and lead origination. As a result, our ability to attract residents, maintain occupancy levels, and efficiently lease our homes is materially dependent on the continued effectiveness, availability, and commercial terms of that platform.
Our reliance on this platform subjects us to risks largely outside of our control, including changes in pricing, algorithms, listing prioritization, data access, advertising formats, contractual terms, or policies governing the display or distribution of our listings. Any adverse changes to these factors could reduce lead volume or quality, increase our marketing and customer acquisition costs, or impair our ability to convert prospects into residents, any of which could materially and adversely affect our operating results and cash flows.
In addition, the platform may prioritize its own interests or those of competitors, including by favoring certain listings, business models, or service offerings, or by entering into strategic relationships that disadvantage us. We generally do not control how prospective residents interact with or are directed by the platform, and we may have limited ability to influence changes that negatively impact our visibility or performance.
Our dependence on this platform also exposes us to operational and reputational risks arising from service disruptions, system outages, cybersecurity incidents, data integrity issues, or reputational harm suffered by the platform itself. Any interruption in the platform’s operations or loss of consumer trust could materially reduce leasing activity for our homes.
While we seek to diversify our marketing channels and invest in alternative lead-generation strategies, there can be no assurance that we will be able to do so effectively or on commercially reasonable terms, or that alternative channels would generate comparable lead volume or efficiency. If our relationship with this platform were terminated, materially altered, or became significantly more costly or less effective, we may not be able to replace the lost leads in a timely or cost-effective manner, which could have a material adverse effect on our business, financial condition, results of operations, and ability to execute our growth strategy.
We are subject to certain risks associated with bulk portfolio acquisitions and dispositions.
We have acquired and disposed of, and may continue to acquire and dispose of, properties we acquire or sell in bulk from or to other owners of single-family homes, banks, and loan servicers. When we purchase properties in bulk, or if we were to acquire properties through an auction process, we often do not have the opportunity to conduct interior inspections or conduct more than cursory exterior inspections on a portion of the properties, if at all. Such inspection processes may fail to reveal major defects associated with such properties, which may cause the amount of time and cost required to renovate and/or maintain such properties to substantially exceed our estimates. The costs involved in locating and performing due diligence (when feasible) on portfolios of homes as well as negotiating and entering into transactions with potential portfolio sellers could be significant, and there is a risk that either the seller may withdraw from the entire transaction for failure to come to an agreement or the seller may not be willing to sell us the bulk portfolio on terms that we view as favorable. In addition, a seller may require that a group of homes be purchased as a package even though we may not want to purchase certain individual assets in the bulk portfolio.
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
Our expansion into land development and home construction activities exposes us to additional operational and real estate risks, which may adversely affect our financial condition, cash flows, and operating results.
As part of our growth strategy, we completed the acquisition of ResiBuilt and expanded our platform to engage in the development and construction of single-family rental homes and communities, including through build-to-rent development and third-party fee-building arrangements. These activities involve substantial up-front costs, operational complexity, and execution risk, and require us to successfully manage land acquisition strategies, construction processes, and development timelines before homes are available for rent and to generate income. Our development and construction strategy may also be restricted by governmental regulations and zoning requirements that limit the locations, density, or types of homes we are able to build. Building rental homes and rental communities also involves significant risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions or shortages of suitable land, construction materials, and labor, and other risks. We may be unable to build new rental homes and rental communities that generate acceptable returns, and, as a result, our growth and results of operations may be adversely impacted.
The successful integration of ResiBuilt’s operations, personnel, systems, and development pipeline into our organization is subject to execution risk. We may encounter challenges in retaining key personnel, aligning development standards and processes, managing increased operational scale, or realizing anticipated benefits from the acquisition. If we are unable to effectively integrate these operations or manage expanded development activities, our growth strategy, results of operations, and cash flows could be adversely affected.
Although the ResiBuilt acquisition includes options to acquire approximately 1,500 lots, no land was acquired in the transaction, and there can be no assurance that we will exercise these options on favorable terms, if at all. The availability, timing, and economics of future lot acquisitions remain subject to market conditions, entitlement risk, competition with other homebuilders and land buyers, inflation in land prices, zoning and density restrictions, and other regulatory approvals, many of which are outside of our control. If we are unable to secure suitable lots at acceptable prices, exercise lot options on favorable terms, or experience delays in land acquisition or development, the number of homes we are able to construct and lease, or the scale of our development activities, could be limited, which could adversely affect our growth, financial condition, cash flows, and results of operations.
Our developer lending program exposes us to additional credit, construction, operational, and valuation risks that could adversely affect our financial condition, cash flows, and operating results.
We have launched a developer lending program pursuant to which we provide financing to experienced homebuilders for the development of single-family rental communities that may serve as future acquisition opportunities. Construction and development lending subjects us to risks that differ from those associated with our traditional acquisition activities, including the risk that borrowers may be unable to complete projects on schedule or within budget, experience financial distress, or default on their obligations. We are dependent on the financial strength, operational capacity, and performance of third-party developers, and our exposure may be concentrated among a limited number of borrowers, amplifying these risks.
Construction and development financing presents inherent uncertainty in estimating project costs, timelines, and values upon completion. Projects may be delayed, exceed budget, or fail to achieve expected performance due to changes in housing demand, labor and material costs, permitting requirements, weather conditions, or other factors beyond our control. Loans on land under development pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. Construction loans also require active and ongoing monitoring, including cost reviews and on-site inspections, which are complex and costly.

Additionally, there can be no assurance that we will acquire any financed communities on favorable terms or at all. If these risks materialize, we may experience loan losses, reduced returns, or adverse effects on our financial condition, cash flows, and operating results.
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
This strategy depends on the performance of our counterparties and the ability of homebuilders to develop new homes specifically for our purchase. We rely on builder counterparties to acquire land suitable for residential building in our markets and to deliver quality homes at reasonable prices in a timely manner, in accordance with agreed to specifications. A failure of builder counterparties to perform in accordance with the terms of our agreements, could have a material adverse effect on our business. Additionally, homebuilder counterparties may experience financial distress, insolvency, or bankruptcy, which could result in failure to deliver contracted homes, delays in construction, loss of deposits, or our inability to realize anticipated returns on committed capital. Further, poor performance by homebuilder counterparties may reflect poorly on us and could damage our reputation. Governmental laws, regulations, and zoning requirements may be imposed that restrict our ability to purchase homes from third-party homebuilders that are intended for rental purposes in areas where we would like to invest.
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
Newly constructed homes acquired through our homebuilder partnerships or built through our ResiBuilt platform are typically delivered without residents in place. These properties, as well as existing unoccupied homes we acquire, may remain vacant longer than anticipated, and we may own multiple unoccupied homes in close geographic proximity to one another. We may not be successful in locating residents to lease the individual properties that we acquire or build as quickly as we had expected, or at all. Even if we are able to place residents as quickly as we had expected, we may incur vacancies in the future and may not be able to re-lease those properties without longer than assumed delays, which may result in increased renovation and maintenance costs and opportunity costs from lost revenues.
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
Real estate investments are relatively illiquid and, as a result, we may have a limited ability to sell our properties. When we sell any of our properties, we may recognize a loss on such sale. We may elect not to distribute any proceeds from the sale of properties to our stockholders. Instead, we may use such proceeds for other purposes, including:
•purchasing additional properties;
•repaying debt or buying back stock;
•creating working capital reserves; or

•making repairs, maintenance, or other capital improvements or expenditures to our remaining properties.
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
If we are unable to operate our business successfully, we would not be able to generate sufficient cash flow to make or sustain distributions to our stockholders, and stockholders could lose all or a portion of the value of their ownership in our common stock. Our ability to successfully operate our business and implement our operating policies and investment strategy depends on many factors, including:
•our ability to effectively manage construction, renovation, maintenance, marketing, and other operating costs for our properties, or delays in construction timelines;
•economic conditions in our markets, including changes in employment and household earnings and expenses, as well as the condition of the financial and real estate markets and the economy, in general;
•our ability to maintain high occupancy rates and target rent levels;
•the availability of, and our ability to identify, attractive acquisition or land development opportunities consistent with our investment strategy;
•our ability to compete with other investors entering the single-family rental industry and other developers of single-family rental homes and communities;

•costs that are beyond our control, including title litigation, litigation with residents or tenant organizations, legal compliance, property taxes, insurance, HOA fees, and construction and renovation costs, including labor, materials, and supplies;
•executive actions and legislative, regulatory, or policy initiatives, particularly those focused on institutional ownership and acquisition of single-family homes, that could limit our ability to acquire properties, impose additional compliance or operating requirements, or constrain pricing flexibility in certain markets;
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
Legal and Regulatory Related Risks
Executive actions and proposed federal and state legislation or regulations aimed at limiting institutional ownership and acquisition of single-family homes could materially adversely affect our business, growth strategy, and results of operations.
Federal, state, and local policymakers have increasingly focused on housing supply and availability, including scrutiny of institutional ownership of single-family residential properties. Recent executive actions and policy initiatives reflect increased federal and state focus on this area and direct the development of legislative, regulatory, or executive measures on the federal and state levels that could restrict, discourage, or prohibit large institutional investors from acquiring or owning single-family homes or financing the acquisition or the operation of single-family homes with federal or government-sponsored enterprises and impose additional reporting obligations, financing limitations, or operational restrictions. These actions and initiatives include a recent executive order directing federal agencies and government-sponsored enterprises to define the attributes of an “institutional investor” (potentially including attributes that we are likely to exhibit) and to take actions that could limit or condition institutional participation in the acquisition or financing of certain single-family homes (with potential narrowly-tailored exceptions for single-family homes developed or acquired through build-to-rent channels), restrict the use of federal or government-sponsored funds to finance such single-family home acquisitions or operations, increase disclosure and compliance requirements, and subject institutional ownership, acquisition, and operating practices for local single-family rental markets to enhanced regulatory review. The administration has also indicated its intent to pursue legislation that could codify or expand such measures.
If enacted or expanded, such measures could limit our ability to acquire additional homes, require us to modify our growth, investment, capital deployment, development, and/or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect our business model. Even if such proposals are not fully implemented or are later modified, the policy landscape in this area continues to evolve. Although we are committed to working constructively with policymakers at all levels to support housing supply and availability, there can be no assurance that such engagement will result in favorable policy outcomes or prevent the adoption of measures that could adversely affect our business. The introduction of executive actions, federal and state legislation, or regulatory initiatives affecting large institutional investors and the additional regulatory scrutiny could create uncertainty, affect market dynamics, reduce the availability of acquisition opportunities on economically favorable terms or at all, adversely affect investor sentiment, increase volatility in our common stock, or otherwise negatively impact our business.
Any limitations on our ability to acquire, finance, own, or operate single-family rental properties, increased regulatory or disclosure obligations, or adverse enforcement outcomes could materially and adversely affect our business, results of operations, financial condition, cash flows, and the value of our common stock.

Compliance with existing governmental laws, regulations, and covenants (or those that may be enacted in the future) that are applicable to the properties we own and manage on behalf of others, including affordability covenants, permit, license, and zoning requirements, and federal executive actions and potential federal and state legislation aimed at limiting institutional ownership and acquisition of single-family homes may adversely affect our ability to make future acquisitions, renovations, or dispositions, result in significant costs, delays, or losses, and adversely affect our growth strategy.
Rental homes are subject to various federal, state, and local laws and regulatory requirements, including permitting, licensing, and zoning requirements, some of which may conflict with one another or have limited judicial or regulatory interpretations. In light of continuing federal, state, and local attention on housing supply and availability, there is considerable uncertainty regarding how executive actions, policy initiatives, and potential legislation, along with existing laws, judicial orders, and regulatory frameworks, could affect large institutional investors in single-family rental markets. Additionally, disparity between federal and state regulations increases the likelihood of heightened state regulatory risk, as compliance with federal standards may not fully align with more stringent or divergent state-level requirements.
Brokerage of real estate leasing transactions and the provision of property management services require us and certain of our associates to maintain applicable licenses in each state in which we perform these services. If we and our associates fail to maintain our licenses, conduct these activities without a license, or violate any of the regulations covering our licenses, we may be required to pay fines or return commissions received or have our licenses suspended or revoked. Local regulations, including municipal or local ordinances, restrictions, and restrictive covenants imposed by community developers may restrict our or the use of our properties and may require us to obtain approval from local officials or community standards organizations at any time with respect to our properties, including prior to acquiring any of our properties or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic, asbestos-cleanup, or hazardous material abatement requirements. Such local regulations may cause us to incur additional costs to renovate or maintain our properties in accordance with the particular rules and regulations. Additionally, state and local agencies may place affordability covenants on certain properties to ensure that they are used to provide affordable housing for persons or families of lower income. If any of our properties contain affordability covenants recorded in their chains of title, we will be forced to sell such properties at a maximum price limit as calculated per the applicable affordable housing covenant, which will likely result in us having to sell such properties below their market values. Our properties are also subject to federal, state, and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act.
Any violation by us of the laws and regulations we are subject to could lead to significant fines or penalties and could limit our ability to conduct business. We cannot assure you that existing regulatory policies will not adversely affect us or the timing or cost of any future acquisitions, dispositions, renovations, and land development and construction, or that additional regulations will not be adopted that would increase such delays or result in additional costs or losses. Our business and growth strategies may also be materially and adversely affected by federal executive actions or proposed legislation or regulations aimed at limiting institutional ownership and acquisition of single-family homes. Our inability to obtain permits, licenses, and approvals could have a material adverse effect on us and cause the value of our common stock to decline.
Eviction, tenant rights, rent control, and rent stabilization laws, and other similar laws and/or regulations that limit our ability to collect rent, enforce remedies for failure to pay rent, or increase rental rates may negatively impact our rental income and profitability.
While acting as the landlord for the numerous properties we own and manage on behalf of others, we are involved from time to time in evicting residents who are not paying their rent or who are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that raise costs and expose us to potential negative publicity. The eviction process is typically subject to legal barriers, mandatory “cure” policies, our internal policies and procedures, and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Federal, state, and local governments and courts have continued to increase restrictions and other regulations regarding evictions and to expand tenant rights, resulting in additional legal and regulatory hurdles to the eviction process. Additionally, eviction proceedings by owners and operators of single-family homes for lease have been the focus of negative media attention, which damages our reputation.

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
For example, the California Tenant Protection Act of 2019, a rent control law, limits our ability to increase rental rates for existing residents and puts into place protections for the terminations of tenancies.
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
In 2024, we resolved an investigation by the Federal Trade Commission (“FTC”) into certain business practices during the COVID-19 pandemic and settled the litigation City of San Diego et al v. Invitation Homes, Inc. Both matters were resolved without any admission of liability, resulting in aggregate monetary relief of $68.0 million.
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
Our title to a property may be challenged for a variety of reasons, and in such instances title insurance may not prove adequate. For example, while we do not lend to homeowners and accordingly do not foreclose on a home, our title to properties we acquire at foreclosure may be subject to challenge based on allegations of defects in the foreclosure process undertaken by other parties. In addition, we have in the past, and may from time to time in the future, acquire a number of our properties on an “as is” basis. When acquiring properties on an “as is” basis, title commitments are often not available prior to purchase and title reports or title information may not reflect all senior liens, which may increase the possibility of acquiring houses outside predetermined acquisition and price parameters, purchasing residences with title defects and deed restrictions, HOA restrictions on leasing, or purchasing the wrong residence without the benefit of title insurance prior to closing. Although we use various policies, procedures, and practices to assess the state of title prior to purchase and obtain title insurance if an acquired property is placed into a securitization facility in connection with a mortgage loan financing, there can be no assurance that these policies and procedures will be effective, which could lead to a material if not complete loss on our investment in such properties.
If we were to acquire properties through an auction process, we similarly may not obtain title insurance prior to purchase, and we are not able to perform the type of title review that is customary in acquisitions of real property. As a result, our knowledge of potential title issues will be limited, and title insurance protection may not be in place. This lack of title knowledge and insurance protection may result in third parties having claims against our title to such properties that may materially and adversely affect the values of the properties or call into question the validity of our title to such properties. Without title insurance, we are fully exposed to, and would have to defend ourselves against, such claims. Further, if any such claims are superior to our title to the property we acquired, we risk loss of the property purchased.
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

Risks Related to Information Technology, Cybersecurity, and Data Protection
We are highly dependent on information systems, and system failures could significantly disrupt our business, which may, in turn, negatively affect our operating results and the value of our common stock.
Our operations are dependent upon our information systems that support our business processes, including marketing, leasing, vendor communications, finance, intercompany communications, our resident portals, and property management service platforms, which include certain automated processes that require access to telecommunications or the Internet, each of which is subject to system security risks. Certain critical components of our platform are dependent upon third-party service providers, and a significant portion of our business operations is conducted online or via mobile applications. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the Internet, or operations at our third-party service providers, including viruses that could penetrate network security defenses and cause system failures and disruptions of operations. Even though we believe we have appropriate duplication and redundancy procedures, a significant outage in telecommunications, the Internet, or at our third-party service providers could negatively impact our operations.
If we are unable to effectively execute or maintain our information technology strategies or adopt new technologies and processes relevant to our service platform, our ability to deliver high-quality services to our residents may be materially impaired. In addition, we make investment in new systems and tools to gain competitive advantage and improve efficiency. Implementation of such information technology investments could exceed estimated budgets, and we may experience challenges that prevent new strategies or technologies from being realized. If we are unable to maintain current information technology and processes or encounter delays, or fail to exploit new technologies, then the execution of our business plans may be disrupted. Similarly, our associates require effective tools and techniques to perform functions integral to our business.
We currently use traditional and generative AI solutions for certain marketing, operational, administrative, and other functions. We may incorporate additional generative AI solutions into our information systems in the future and these solutions may become important in our operations over time. The ever-increasing use and evolution of technology, including cloud-based computing and generative AI, creates opportunities for the potential loss or misuse of personal data that we use in our business operations. Unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media, or storage devices may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. Generative AI programs may be costly and require significant expertise to develop, may be difficult to set up and manage, and require periodic upgrades. Our competitors or other third parties may incorporate generative AI into their information systems and operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.
Security breaches and other disruptions could compromise our information systems and expose us to liability, which would cause our business and reputation to suffer.
Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyberattacks. In the ordinary course of our business, we acquire and store sensitive data, including intellectual property, our proprietary business information, and personally identifiable information of our prospective and current residents, associates, and third-party service providers. The secure processing and maintenance of such information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure are subject to ongoing threats and attacks and may be vulnerable to attacks by malicious third parties or breached due to employee error, malfeasance, or other disruptions. Due to the nature of some attacks, there is a risk that they may remain undetected for a period of time. Since the techniques used to obtain unauthorized access to systems, or to otherwise sabotage them, change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. While we have invested in the protection of data and information technology and implemented processes, procedures, and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions, there can be no assurance that our efforts will prevent cyber incidents or security breaches. Any such breach could compromise our networks, and the information stored therein could be accessed, publicly disclosed, misused, lost, or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, misstated or unreliable financial data, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers, including our residents, or damage our reputation, any of which could adversely affect our results of operations, reputation, and competitive position. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems. In connection with our flexible work arrangements, a significant number of our associates work remotely on a recurring basis. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to cybersecurity risks, and impair our ability to manage our business.
United States regulators have also increased their focus on cyber security vulnerabilities and risks. Compliance with laws and regulations concerning cyber security, such as SEC rules requiring disclosure of material cybersecurity incidents, data governance, and data protection could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. See “— Our business is subject to laws and regulations regarding privacy, data protection, consumer protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, or otherwise harm our business.”
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
We are subject to evolving, complex, and sometimes, inconsistent disclosure obligations promulgated by governmental and regulatory organizations relating to sustainability which could significantly increase compliance burdens and associated regulatory costs and complexity. We are continuously assessing the effect of such legal and regulatory developments on our consolidated financial statements and related disclosures.
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
We are generally subject to risks associated with debt financing. These risks include: (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance existing indebtedness or the terms of any refinancing may be less favorable to us than the terms of existing debt (including as a result of changes in laws, regulations, executive orders, or agency or government guidance that limit approvals, guarantees, insurance, securitizations, purchases, or other facilitation of single‑family rental debt); (3) required debt payments are not reduced if the economic performance of any property declines; (4) debt service obligations could reduce funds available for distribution to our stockholders and funds available for capital investment; (5) any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; (6) the risk that necessary capital expenditures cannot be financed on favorable terms; (7) the value of the collateral securing our indebtedness may fluctuate and fall below the amount of indebtedness it secures; and (8) changes in, or new, laws, regulations, executive orders, or related agency or government policies or programs could reduce the availability of, restrict eligibility for, delay access to, or increase the cost of debt capital (including securitizations, warehouse or term facilities, guarantees, insurance, or purchases) used to finance or refinance our assets. If the income from a property is pledged to secure payment of indebtedness and we cannot make the applicable debt payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations. In particular, restrictions on, or withdrawal of, participation by agency or government-sponsored enterprises in transactions secured by our homes, or in securitizations backed by such assets, could limit our refinancing alternatives at or near maturities, require us to use more expensive or less flexible sources of capital, or necessitate asset sales on unfavorable terms. See “Risks Related to Our Business Environment and Industry — Executive actions and proposed federal and state legislation or regulations aimed at limiting institutional ownership and acquisition of single-family homes could materially adversely affect our business, growth strategy, and results of operations.” Natural disasters, geopolitical turmoil, medical epidemics and pandemics, economic instability, or other causes could have material and adverse effect on our residents’ ability to meet their lease obligations and our ability to collect rent or enforce remedies for failure to pay rent thereby reducing our cash flows, and the resulting impact on rental and other property income could impact our ability to make all required debt service payments and to continue paying dividends to our stockholders at expected levels or at all. See “Risks Related to Our Business Environment and Industry — Our business, results of operations, financial condition, and cash flows may be adversely affected by pandemics and outbreaks of infectious disease.”
We utilize a significant amount of indebtedness in the operation of our business.
As of December 31, 2025 we had $8,458.4 million aggregate principal amount of indebtedness outstanding. Our leverage could have important consequences to us. For example, it could: (1) result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt; (2) result in the loss of assets, including individual properties or portfolios, due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds; (3) materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms, or at all; (4) require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes; (5) increase our vulnerability to an economic downturn; (6) limit our ability to withstand competitive pressures; or (7) reduce our flexibility to respond to changing business and economic conditions.
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

For example, our secured debt requires, among other things, that a cash management account controlled by the lender collect all rents and cash generated by the properties securing the portfolio. Upon the occurrence of an event of default or failure to satisfy the required minimum debt yield or debt service coverage ratio, the lender may apply any excess cash in such cash management account as the lender elects, including prepayment of principal and amounts due under the loans.
These covenants may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our stockholders. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for United States federal income tax purposes.
We have and may continue to utilize non-recourse long-term secured debt, and such structures may expose us to certain risks not prevalent in other debt financings, which could affect the availability and attractiveness of this financing option or otherwise result in losses to us.
We have and may continue to utilize non-recourse long-term secured debt relating to pools of homes which we own, if and when they become available and to the extent consistent with the maintenance of our REIT qualification. Secured debt may expose us to certain risks not prevalent in other debt financings. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. Current fluctuating macroeconomic conditions, including inflation, elevated interest rates, slower growth, economic uncertainty, and a general decline in business activity, have caused dislocations, illiquidity, and volatility in the market for asset-backed securities and mortgage-backed securities, as well as disruption in the wider global financial markets, including a significant reduction of investor demand for, and purchases of, asset-backed securities and structured financial products. Disruptions of the securitization market could preclude our ability to use secured debt as a financing source or could render it an inefficient source of financing, making us more dependent on alternative sourcing of financing that might not be as favorable as secured debt in otherwise favorable markets. In addition, in the United States and elsewhere, there is now increased political and regulatory scrutiny of the asset-backed securities industry. This has resulted in a raft of measures for increased regulation which are currently at various stages of implementation and which may have an adverse impact on the regulatory capital charge to certain investors in securitization exposures or the incentives for certain investors to hold asset-backed securities, and may thereby affect the liquidity of such securities. Any of these factors could limit our access to secured debt as a source of financing. The inability to consummate secured debt to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business.
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
Borrowings under our debt instruments totaling $2,620.0 million as of December 31, 2025, bear interest at variable rates and expose us to interest rate risk. Long-term interest rates remain elevated, driven by broader market factors. Elevated interest rates could lead to increases in debt service obligations on our variable rate indebtedness even though the amount borrowed remained the same, and our earnings and cash flows could correspondingly decrease. After giving effect to our interest rate swap agreements (see Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and

Results of Operations — Liquidity and Capital Resources” for more information), each 100 bps increase or decrease on our floating rate indebtedness would result in an estimated increase or decrease of $5.2 million in annual interest expense.
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
Our charter contains a provision that expressly permits our non-employee directors and their affiliates to compete with us.
Our charter provides that, to the maximum extent permitted from time to time by Maryland law, we renounce any interest or expectancy that we have in, or any right to be offered an opportunity to participate in, any business opportunities that are from time to time presented to or developed by our directors or their affiliates, other than to those directors who are employed by us or our subsidiaries, unless the business opportunity is expressly offered or made known to such person in his or her capacity as our director, or any of his or her affiliates, or any director who is not employed by us or any of his or her affiliates, will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we or our affiliates engage or propose to engage or to refrain from otherwise competing with us or our affiliates.
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
We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT and that our current organization and proposed method of operation enable us to continue to qualify as a REIT. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist, and we cannot assure you that we qualify or that we will remain qualified as a REIT. Our qualification as a REIT depends upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership, and other requirements on a continuing basis, and even a technical or inadvertent violation of these requirements could jeopardize our REIT qualification. In addition, our qualification as a REIT may depend upon the qualification as a REIT of certain subsidiary entities of our investments in unconsolidated joint ventures that have also elected to be treated as a REIT. Furthermore, new tax legislation, administrative guidance, or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT including proposals and potential legislative initiatives targeted at institutional owners of single-family rental housing that could limit, condition, or eliminate tax benefits integral to REIT qualification or operations, such as depreciation or the deductibility of interest, or otherwise alter the tax treatment or requirements applicable to REITs.
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
The Internal Revenue Service, the United States Treasury Department, Congress, and state and local taxing authorities frequently review and may modify tax legislation, regulations, and other guidance. We cannot predict whether, when or to what extent new United States federal, state, or local tax laws, regulations, interpretations, or rulings will be adopted. Any such action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect our taxation or our stockholders. Changes in state or local tax laws, including property taxes, income or franchise taxes, transfer taxes, or other taxes applicable to real estate owners and REITs, could also increase our tax liability or operating costs. Any of these changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as C corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for United States federal income tax purposes as a C corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a C corporation, without the approval of our stockholders.
Our ownership of TRSs is subject to limitations, and our transactions with our TRSs will cause us to be subject to a 100% excise tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
The Code provides that no more than 20% of the value of a REIT’s assets, or no more than 25% of the value of a REIT’s assets beginning with the 2026 tax year, may consist of stock or securities of one or more TRSs. Our TRSs earn income that would not be qualifying income if earned directly by the parent REIT and may also be used to hold certain properties the sale of which may not qualify for the safe harbor for prohibited transactions. These limitations on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through our TRSs. In addition, the tax rules may limit the deductibility of interest paid or accrued by a TRS to its parent REIT. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. There can be no assurance that we will be able to comply with the TRS limitations or avoid application of the 100% excise tax.
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
We assess our cybersecurity risk management program at least annually and regularly review our cyber incident response plan. Our processes and policies also include the identification of those third-party relationships that have the greatest potential to expose us to cybersecurity threats. We also partner with industry leading third parties for regular security audits to ensure we view cybersecurity with a holistic perspective.
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
Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and intrusions, and other events of varying degrees. To date, we have not experienced a material security breach, nor are we aware of any third-party outside service providers that have experienced a cybersecurity breach. As a result, we have not incurred any significant expenses from information security breaches or any penalties or settlements related to the same. As of December 31, 2025, we do not believe that any risks from any cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, our results of operations, or our financial condition. For a discussion of risks from cybersecurity threats that could materially affect us, please see Part I. Item 1A. “Risk Factors — Risks Related to Information Technology, Cybersecurity, and Data Protection.”
Governance
Since August 2020, our Senior Vice President, Infrastructure, Support Services, and Chief Information Security Officer (“CISO”) has led a team of information security professionals who have the first line responsibility for our cybersecurity risk management processes and activities. Our CISO has more than 20 years of experience as an information security leader responsible for assessing and managing cybersecurity programs. Our CISO reports directly to our Senior Vice President, Head of Technology, who reports to our Chief Executive Officer, and has over 25 years of experience managing global information technology operations, including strategy, application, infrastructure, information security, support, and execution.
In performing his role, our CISO oversees cybersecurity risk assessments, policy development, training, and incident reporting, while applying industry best practices to identify cybersecurity risks and threats and assess and guide mitigation strategies effectively. Relevant cyber certifications of our CISO include Certified Information Systems Security Professional (“CISSP”) and Certified Information Security Manager (“CISM”). Our cybersecurity team holds certifications such as CISSP and CISM, supplemented by vendor-specific training and ongoing education.
We have implemented a robust cybersecurity risk governance model, including the Cybersecurity Governance Committee chaired by our CISO and composed of senior leaders including these key members:
•Chief Operating Officer — Over 25 years of commercial and strategic leadership experience; skilled in identifying operational and cybersecurity risks and ensuring alignment of security initiatives with business objectives and technology infrastructure.
•Chief Legal Officer — Extensive experience as top legal executive; oversees legal and regulatory affairs, including risk management; advises on governance frameworks and board oversight of cybersecurity risk.

•Chief Compliance Officer — Over 20 years of legal experience; expertise in SEC regulations and disclosure requirements for cybersecurity risks and incidents; oversees ERM program alignment of cybersecurity initiatives with business strategy.
•Vice President of Internal Audit — Specialized in detecting internal threats and fraud through advanced audit techniques; integrates cybersecurity risk assessments into ERM and monitors audit recommendations for effectiveness.
The Cybersecurity Governance Committee meets quarterly to review the processes and performance indicators related to prevention, detection, mitigation, and remediation of cybersecurity incidents that could adversely impact business operations.
We maintain a cross-functional cyber incident response plan with defined roles, responsibilities, and reporting protocols, which focuses on responding to and recovering from any significant breach as well as mitigating any impact to our business. Significant breaches are escalated to the Cybersecurity Governance Committee for analysis and guidance. The Cybersecurity Governance Committee then determines reporting obligations, designates an incident manager, and oversees containment, eradication, and recovery. Depending on the severity and impact of a cybersecurity threat, the audit committee and the board of directors would be notified of an incident and kept informed of the mitigation and remediation efforts.
In addition to providing periodic reports, at least semi-annually, our CISO and other senior members of information technology personnel report to the audit committee and the board of directors on recent trends in cyber risks and review our strategy to defend our business systems and information against cyber attacks. From time to time, outside advisors may be invited to brief the audit committee on the current cybersecurity threat landscape and other related topics.
Our board of directors has an advanced understanding of its role and that of management in cyber-risk oversight and is well positioned to guide management in the development and implementation of an effective cybersecurity risk program. Ms. Barbe, the chairperson of the nominating and corporate governance committee of the board, holds a CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors. Mr. Howard, a member of the audit committee, brings extensive practical experience in, and domain expertise related to, cybersecurity, shaped by his prior service with the SEAL teams and Joint Special Operations of the United States Navy.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the New York Stock Exchange (NYSE) and NYSE Texas, Inc. under the symbol “INVH.”
Holders
As of February 18, 2026, there were 41 holders of record of 609,386,093 shares of common stock outstanding. This does not include the number of stockholders who hold shares of our common stock through banks, brokers, and other financial institutions.
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
For the years ended December 31, 2025 and 2024, dividends per share held for the entire year were estimated to be taxable as follows:

	2025		2024
	Amount(1)	Percentage	Amount(1)	Percentage
Ordinary income	$0.94	80.3%	$0.80	70.8%
Capital gains(2)	0.18	15.4%	0.26	23.0%
Unrecaptured Section 1250(2)	0.05	4.3%	0.07	6.2%
Total	$1.17	100.0%	$1.13	100.0%

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

Stock Performance Graph
The following graph shows the total stockholder return of an investment of $100 cash on December 31, 2020 for (1) our common stock, (2) the S&P 500 Total Return Index, and (3) the MSCI US REIT (RMS) Total Return Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

Comparison of Cumulative Total Returns
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Invitation Homes Inc.
S&P 500 Index
MSCI US REIT Index

	Cumulative Total Returns as of
	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Invitation Homes Inc.	100.00	155.58	104.17	124.71	120.81	109.12
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
MSCI US REIT Index	100.00	143.06	108.00	122.84	133.59	137.53

Repurchases of Equity Securities
We made the following share repurchases during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program(2) ($ in thousands)
October 1 — October 31, 2025	—	$—	—	$500,000
November 1 — November 30, 2025	—	—	—	500,000
December 1 — December 31, 2025	2,232,685	27.43	2,232,685	438,765
Total	2,232,685	$27.43	2,232,685

(1)Average Price Paid Per Share excludes cash paid for legal fees and commissions.
(2)On October 28, 2025, our board of directors authorized a share repurchase program pursuant to which we may acquire shares of our common stock up to an aggregate purchase price of $500.0 million (the “Share Repurchase Program”) in the open market or negotiated transactions, including through Rule 10b5-1 plans. The Share Repurchase Program does not have an expiration date.

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
For similar operating and financial data and discussion of our results for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K which was filed with the SEC on February 27, 2025 (the “2024 10-K”). The sections entitled “Result of Operations — Year Ended December 31, 2024 Compared to Year Ended December 31, 2023” and “Cash Flows — Year Ended December 31, 2024 Compared to Year Ended December 31, 2023” in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Result of Operations” of our 2024 10-K are incorporated herein by reference.
Capitalized terms used without definition have the meaning provided elsewhere in this Annual Report on Form 10-K.
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of December 31, 2025, we wholly own 86,192 homes for lease, jointly own 8,006 homes for lease, and provide professional third-party property and asset management services for an additional 15,866 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who count on the ease, flexibility, and savings of leasing. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
On January 14, 2026, we acquired ResiBuilt, a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets. The acquisition is a natural extension of our business and supports our growth strategy by adding home building capabilities to our platform. By bringing land development and construction expertise in-house, we gain greater operational control over the development process, enhance cost efficiency, and strengthen our ability to execute on growth opportunities in strategically important markets. We believe this internal development capacity will support our long-term growth strategy by providing a reliable pipeline of purpose-built rental homes tailored to our operational and quality standards.
At Invitation Homes, we are committed to creating a better way to live and to being a force for positive change, which is underscored by our company purpose to Unlock the Power of Home™. Our Genuine CARE™ values serve as the foundation for our work, and the underlying principles of clear communication, integrity, responsibility, innovation, adaptability, and a welcoming workplace are designed to create an authentic experience for our residents, shareholders, and associates. We also work to advance sustainability, which is an important part of our strategic business objectives and is critical to our long-term success.
Our commitment to high-touch customer service continuously enhances residents’ living experiences and provides an environment where individuals and families can thrive. Many of our residents are first responders, healthcare workers, teachers, and other essential members of their communities, people who dedicate themselves to serving others every day. We are honored to serve them in return, and we work hard to ensure they come home to a place of comfort and security. Each aspect of our operations — whether in our corporate headquarters or field offices located in our 16 core markets — is driven by a resident-centric model. Our associates take our values seriously and work hard every day to honor the trust our residents have placed in us to provide clean, safe, and functional homes for them and their loved ones. In turn, we focus on ensuring that our associates are fairly compensated and that we provide a culture that values respect, opportunity, and belonging. We also place a strong emphasis on the impact we have in our communities and on the environment in general, and we continue to support programs that demonstrate those commitments. In addition, we operate under strong, well-defined governance practices and are dedicated to adhering to the highest ethical standards at all times.

Impact of Macroeconomic Trends
General economic conditions in the United States have continued to fluctuate in recent quarters. While inflationary pressures have moderated from prior peaks, they remain elevated, and interest rates remain subject to volatility and uncertainty. These factors, together with ongoing uncertainty in financial and capital markets, geopolitical tensions, evolving trade and tariff policies, labor market conditions, and a general decline in consumer confidence could adversely affect (i) our occupancy levels, rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in the value of our tangible assets or goodwill. Such macroeconomic conditions, and geopolitical events, may also negatively impact consumer income, credit availability, and spending, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. In addition, consumer confidence and spending may decline in response to changes in fiscal and monetary policy, reductions in income or asset values, and other macroeconomic factors. Labor shortages and inflationary increases in labor and material costs have impacted and may continue to impact certain aspects of our business. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter-tariffs in response could lead to increased costs and supply chain disruptions. Any of these factors could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
The regulatory landscape affecting institutional ownership and acquisition of single-family rental properties continues to evolve. Executive actions, and potential federal and state legislation or regulations, aimed at limiting institutional ownership and acquisition of single-family homes could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations.
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
Climate Change
Potential consequences of global climate change may range from more frequent extreme weather events to governmental policy developments and shifts in consumer preferences, which have the potential individually or collectively to disrupt our business as well as negatively affect our suppliers, contractors, and residents. Physical, regulatory, and transition risks from climate change may significantly reduce our revenues and profitability or cause us to generate losses. We are subject to evolving laws and regulations relating to climate change, including regulations aimed at drastically increasing reporting and governance related to climate change as well as focused on limiting greenhouse gas emissions.
Evolving laws and regulations or any changed interpretation of such laws and regulations may require us to make costly improvements to our properties resulting in increased operating costs and compliance burdens. Choosing not to enhance our homes’ resource efficiency could make our portfolio less attractive to residents and investors. If we fail to manage transition risks effectively, our profitability and cash flow could suffer.
We recognize that climate change could have a significant impact on our portfolio of homes and that an increase in the number of acute weather events, natural disasters, and other climate-related events could significantly impact our business, operations, and homes. We consider physical risks, including the potential for natural disasters such as hurricanes, floods, and wildfires, when assessing our portfolio of homes and our business processes.

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
Other Matters
In January 2023, we received an inquiry from the staff of the SEC requesting information relating to our compliance with building codes and permitting requirements, related policies and procedures, and other matters. In December 2025, the SEC notified us that it had concluded this inquiry and did not intend to recommend any enforcement action.

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the year ended December 31, 2025 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,100	95.8%	$3,194	$1.87	10.9%
Northern California	3,997	97.1%	2,791	1.76	5.5%
Seattle	3,908	97.4%	2,943	1.53	5.6%
Phoenix	9,200	96.7%	2,074	1.22	9.5%
Las Vegas	3,391	96.6%	2,244	1.14	3.7%
Denver	2,954	93.9%	2,633	1.43	3.6%
Western United States Subtotal	30,550	96.4%	2,613	1.49	38.8%

Florida:
South Florida	8,058	95.4%	3,118	1.67	11.9%
Tampa	9,702	93.1%	2,305	1.22	10.7%
Orlando	6,973	95.6%	2,274	1.21	7.7%
Jacksonville	2,158	94.6%	2,194	1.11	2.1%
Florida Subtotal	26,891	94.5%	2,541	1.35	32.4%

Southeast United States:
Atlanta	12,624	95.4%	2,097	1.01	12.6%
Carolinas	6,157	93.7%	2,098	1.00	6.1%
Southeast United States Subtotal	18,781	94.9%	2,097	1.01	18.7%

Texas:
Houston	2,559	92.0%	1,952	0.98	2.3%
Dallas	3,554	90.9%	2,264	1.11	3.6%
Texas Subtotal	6,113	91.1%	2,139	1.06	5.9%

Midwest United States:
Chicago	2,448	95.2%	2,499	1.56	2.8%
Minneapolis	1,035	94.4%	2,414	1.23	1.2%
Midwest United States Subtotal	3,483	94.9%	2,474	1.45	4.0%

Other(5):	374	68.4%	2,128	1.11	0.2%

Total / Average	86,192	95.0%	$2,439	$1.29	100.0%
Same Store Total / Average	76,819	96.8%	$2,450	$1.31	91.7%

(1)As of December 31, 2025.
(2)Represents average occupancy for the year ended December 31, 2025.
(3)Represents average monthly rent for the year ended December 31, 2025.
(4)Represents the percentage of rental revenues and other property income generated in each market for the year ended December 31, 2025.
(5)As of December 31, 2025, represents homes located in San Antonio, Salt Lake City, Austin, or Nashville, outside of our 16 core markets.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including inflation, interest rate volatility, political dissension, labor market conditions, evolving regulatory landscape affecting institutional ownership and acquisition of single-family rental properties, and adverse global economic conditions. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (losses) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 71.2% of our rental revenues and other property income during the year ended December 31, 2025. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Property Development, Acquisitions, and Renovations: Future growth in rental revenues and other property income may be impacted by our ability to and the pace at which we identify and build or acquire homes and the time and cost required to renovate and lease those homes. We are also developing build-to-rent homes through third-party homebuilders and our ResiBuilt business, acquired in January 2026. Opportunities from these new construction channels are impacted by the availability of vacant developed lots, development land assets, and inventory of homes currently under construction or newly developed. Our ability to identify and acquire single-family homes that meet our investment criteria is impacted by home prices in targeted acquisition locations, the inventory of homes available for sale through our acquisition channels, and competition for our target assets. All of these factors may be negatively impacted by current inflationary trends and elevated interest rates, potentially reducing the number of homes we acquire. The evolving regulatory landscape affecting institutional ownership and acquisition of single-family rental properties could also limit our ability to acquire additional homes.
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we incur costs to renovate acquired homes to prepare them for rent. The time and cost involved in preparing acquired homes for rent can significantly impact our financial performance. As a result of inflationary trends and/or imposition of or increases in tariffs, we may experience, as we have in the past, increased costs for certain materials and services necessary to renovate our homes. We continue to actively manage the cost of renovations, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally.
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
Macroeconomics Conditions: Inflation, interest rate volatility, political dissension, labor market conditions, the evolving regulatory landscape affecting institutional ownership and acquisition of single-family rental properties, and adverse global economic conditions could negatively affect our business and financial condition. Imposition of, increases in, and changing policies around tariffs by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
Regulatory and Policy Risks: Executive actions, and potential federal and state legislation or regulations, aimed at limiting institutional ownership and acquisition of single-family homes could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations. As this policy landscape continues to evolve, we remain committed to working constructively with policymakers at all levels to support housing supply and availability, and we believe that well-managed, professionally operated rental housing serves an important role in expanding access to quality homes for American families.
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
Other property income is comprised of: (i) resident reimbursements for utilities, HOA fines, and other charge-backs; (ii) revenues from value-add services such as smart homes, internet and media packages, home liability insurance, and HVAC replacement filters; (iii) various other fees, including late fees and lease termination fees, among others; and (iv) rent and non-refundable deposits associated with pets.
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
Casualty Losses, Impairment, and Other
Casualty losses, impairment, and other represents casualty (gains) losses, net of any insurance recoveries, and provisions for impairment when the carrying amount of our single-family residential properties is not recoverable.
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
Other, net
Other, net includes settlement and other costs related to certain litigation and regulatory matters, interest income, gains (losses) resulting from investments in equity securities, and other miscellaneous income and expenses.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth a comparison of the results of operations for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Revenues:
Rental revenues and other property income	$2,641,957	$2,548,964	$92,993	3.6%
Management fee revenues	87,339	69,978	17,361	24.8%
Total revenues	2,729,296	2,618,942	110,354	4.2%

Expenses:
Property operating and maintenance	985,587	935,273	50,314	5.4%
Property management expense	149,130	137,490	11,640	8.5%
General and administrative	95,250	90,612	4,638	5.1%
Interest expense	353,327	366,070	(12,743)	(3.5)%
Depreciation and amortization	746,933	714,326	32,607	4.6%
Casualty losses, impairment, and other	11,443	82,925	(71,482)	(86.2)%
Total expenses	2,341,670	2,326,696	14,974	0.6%

Gain on sale of property, net of tax	218,235	244,550	(26,315)	(10.8)%
Losses from investments in unconsolidated joint ventures	(11,607)	(28,445)	16,838	59.2%
Other, net	(4,345)	(52,986)	48,641	91.8%

Net income	$589,909	$455,365	$134,544	29.5%
Portfolio Information
As of December 31, 2025 and 2024, we owned 86,192 and 85,138 single-family rental homes, respectively, in our total portfolio. During the years ended December 31, 2025 and 2024, we acquired 2,410 and 2,072 homes, respectively, and sold 1,356 and 1,501 homes, respectively. During the years ended December 31, 2025 and 2024, we owned an average of 85,717 and 84,718 single-family rental homes, respectively.
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
As of December 31, 2025, our Same Store portfolio consisted of 76,819 single-family rental homes.
Revenues
For the years ended December 31, 2025 and 2024, total revenues were $2,729.3 million and $2,618.9 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the years ended December 31, 2025 and 2024, total portfolio rental revenues and other property income totaled $2,642.0 million and $2,549.0 million, respectively, an increase of 3.6%, driven by an increase in average monthly rent per occupied home and a 999 home increase between periods in the average number of homes owned, partially offset by an 80 bps reduction in average occupancy.
Average occupancy for the years ended December 31, 2025 and 2024 for the total portfolio was 95.0% and 95.8%, respectively. Average monthly rent per occupied home for the total portfolio for the years ended December 31, 2025 and 2024 was $2,439 and $2,387, respectively, a 2.2% increase. For our Same Store portfolio, average occupancy was 96.8% and 97.3% for the years ended December 31, 2025 and 2024, respectively, and average monthly rent per occupied home for the years ended December 31, 2025 and 2024 was $2,450 and $2,386, respectively, a 2.7% increase.

The annual turnover rate for the Same Store portfolio was 22.8% for each of the years ended December 31, 2025 and 2024. For the Same Store portfolio, a home remained unoccupied on average for 47 and 40 days between residents for the years ended December 31, 2025 and 2024, respectively.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.6% and 4.9% for the years ended December 31, 2025 and 2024, respectively, and new lease net effective rental rate growth for the total portfolio averaged (0.8)% and 1.0% for the years ended December 31, 2025 and 2024, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.6% and 4.9% for the years ended December 31, 2025 and 2024, respectively, and new lease net effective rental rate growth averaged (0.6)% and 0.9% for the years ended December 31, 2025 and 2024, respectively.
Other property income for the year ended December 31, 2025 increased compared to December 31, 2024, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the years ended December 31, 2025 and 2024, management fee revenues totaled $87.3 million and $70.0 million, respectively. The 24.8% increase is primarily due to an increase in the average number of homes for which we provide property and asset management services from 20,971 homes for the year ended December 31, 2024 to 24,521 homes for the year ended December 31, 2025.
Expenses
For the years ended December 31, 2025 and 2024, total expenses were $2,341.7 million and $2,326.7 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the year ended December 31, 2025, property operating and maintenance expense increased to $985.6 million from $935.3 million for the year ended December 31, 2024. The 5.4% increase in property operating and maintenance expense is primarily attributable to a 999 home increase in the average number of homes owned between periods, as well as increases in utilities and property taxes.
Property management expense and general and administrative expense increased to $244.4 million from $228.1 million for the years ended December 31, 2025 and 2024, respectively, primarily due to increased personnel and other costs related to our property and asset management platform, including costs to manage a 16.9% increase in the average number of homes managed between periods.
Interest expense decreased to $353.3 million for the year ended December 31, 2025 from $366.1 million for the year ended December 31, 2024. The decrease was primarily due to the amendment of certain of our interest rate swap agreements during 2024, which reduced related non-cash fair value amortization by $17.4 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, partially offset by an increase in the debt balance outstanding between periods.
Depreciation and amortization expense increased to $746.9 million for the year ended December 31, 2025 from $714.3 million for the year ended December 31, 2024 due to an increase in cumulative capital expenditures and a 999 home increase in the average number of homes owned during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Casualty losses, impairment, and other expenses were $11.4 million and $82.9 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we incurred $10.8 million of net casualty losses and $0.6 million of impairment losses on our single-family residential properties. During the year ended December 31, 2024, casualty losses, impairment, and other expenses were comprised of net casualty losses of $82.4 million, including the recognition of $55.1 million for estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene, net of estimated insurance proceeds, additional storm activity unrelated to hurricanes during the year, and impairment losses of $0.5 million on our single-family residential properties.

Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $218.2 million and $244.6 million for the years ended December 31, 2025 and 2024, respectively. A decrease in the number of homes sold from 1,501 for the year ended December 31, 2024 to 1,356 for the year ended December 31, 2025 was the primary driver of the decrease.
Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was $11.6 million and $28.4 million for the years ended December 31, 2025 and 2024, respectively. The change was primarily driven by an increase in our share of income and distributions from the FNMA joint venture from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement and gains on dispositions of homes within that portfolio.
Other, net
Other, net decreased to $4.3 million of expense for the year ended December 31, 2025 from $53.0 million of expense for the year ended December 31, 2024, primarily due to settlement and other costs incurred in connection with the resolution of an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc. that was settled during the third quarter of 2024. This reduction in expense is partially offset by a decrease in interest earnings on cash balances.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For similar operating and financial data and discussion of our results for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 10-K.
Liquidity and Capital Resources
Our liquidity and capital resources as of December 31, 2025 and 2024 include unrestricted cash and cash equivalents of $130.0 million and $174.5 million, respectively, a 25.5% decrease primarily due to acquisitions of homes. As of December 31, 2025, $1,605.0 million of our revolving facility (the “Revolving Facility”) is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027.
Share Repurchase Program
On October 28, 2025, our board of directors authorized the Share Repurchase Program pursuant to which we may acquire shares of our common stock up to an aggregate purchase price of $500.0 million in the open market or negotiated transactions, including through Rule 10b5-1 plans. The Share Repurchase Program does not have an expiration date. During the year ended December 31, 2025, we repurchased 2,232,685 shares of our common stock for a total cost of $61.3 million, including legal fees and commissions. During January 2026, we repurchased an additional 1,402,639 shares of our common stock for a total cost of $38.8 million, including legal fees and commissions, leaving $400.0 million available for future repurchases under the Share Repurchase Program.
Repurchases under the Share Repurchase Program will be made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities.
Acquisition of ResiBuilt
On January 14, 2026, we acquired ResiBuilt, a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets.
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
Interest Rate Swap Transactions
During the second quarter of 2025, we entered into two new interest rate swap agreements with a total notional amount of $400.0 million which became active on May 8, 2025 and June 20, 2025. As of December 31, 2025, our active swaps have a weighted average strike rate of 3.07%.
Other
Our ability to access capital as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of general economic conditions, including inflation and interest rates, as detailed in Part I. Item 1A. “Risk Factors.”

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of December 31, 2025 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$988,013	$932,514	4.23%	1.4	$—
IH 2019-1(5)	400,386	400,386	3.59%	5.4	—
Total secured	1,388,399	$1,332,900	4.04%	2.6	—

Unsecured:
2024 Term Loan Facility(6)	$1,750,000		S + 85 bps	3.7	$1,750,000
2022 Term Loan Facility(6)(7)	725,000		S + 85 bps	4.3	725,000
Revolving Facility(6)	145,000		S + 78 bps	3.7	145,000
Unsecured Notes — May 2028	150,000		2.46%	2.4	—
Unsecured Notes — November 2028	600,000		2.30%	2.9	—
Unsecured Notes — August 2030	450,000		5.45%	4.6	—
Unsecured Notes — August 2031	650,000		2.00%	5.6	—
Unsecured Notes — April 2032	600,000		4.15%	6.3	—
Unsecured Notes — January 2033	600,000		4.95%	7.0	—
Unsecured Notes — August 2033	350,000		5.50%	7.6	—
Unsecured Notes — January 2034	400,000		2.70%	8.0	—
Unsecured Notes — February 2035	500,000		4.88%	9.1	—
Unsecured Notes — May 2036	150,000		3.18%	10.4	—
Total unsecured(8)	7,070,000		3.91%	5.4	2,620,000

Total debt(8)	8,458,399		3.93%	4.9	$2,620,000
Unamortized discounts	(24,171)
Deferred financing costs, net	(54,208)
Total debt per balance sheet	8,380,020
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(167,472)
Deferred financing costs, net	54,208
Unamortized discounts	24,171
Net debt	$8,235,428

(1)For detailed information about and definition of each of our financing arrangements, see Part IV. Item 15. “Financial Statements — Note 7 of Notes to Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part IV. Item 15. “Financial Statements — Note 8 of Notes to Consolidated Financial Statements.”
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
(6)As of December 31, 2025, interest rate is based on Term SOFR of 3.69% plus the applicable margin as well as a 0.10% credit spread adjustment for the 2024 Term Loan and the Revolving Facility.
(7)If we exercise the two one year extension options, the maturity date for the 2022 Term Loan Facility will be April 28, 2030.
(8)For unsecured debt and total debt, the weighted average interest rate is calculated based on December 31, 2025 Term SOFR of 3.69% adjusted for a 0.10% credit spread adjustment (Adjusted SOFR), where appropriate, and includes the impact of interest rate swap agreements effective as of that date.
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
Short-Term and Long-Term Liquidity Needs
Liquidity is a measure of our ability to meet potential cash requirements, maintain our assets, fund our operations, make dividend payments to our stockholders, and meet other general requirements of our business. Our liquidity, to a certain extent, is subject to general economic, financial, competitive, and other factors beyond our control. Our short-term liquidity requirements consist primarily of:
•commitments for the development or acquisition of homes;
•renovation of newly-acquired homes;
•funding commitments for construction and development loans made to homebuilders;
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
General economic conditions in the United States have continued to fluctuate in recent quarters, and concerns persist regarding adverse macroeconomic conditions, such as inflation, interest rate volatility, political dissension, and labor market conditions. Fluctuating economic conditions and uncertainty in financial markets may negatively impact our operating cash flow such that we are unable to make required debt service payments, which would result in an event of default for any debt instrument under whose loan agreement such payments were not made. Specifically, the collateral within individual borrower entities may underperform, resulting in cash flow shortfalls for debt service while consolidated cash flows are sufficient to fund our operations. If an event of default occurs for our secured debt, our loan agreements provide certain remedies, including our ability to fund shortfalls from consolidated cash flow; and such an event of default would not result in an immediate acceleration of the loan.
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,605.0 million as of December 31, 2025.
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
Cash Flows
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
($ in thousands)	2025	2024	$ Change	% Change
Net cash provided by operating activities	$1,206,230	$1,081,805	$124,425	11.5%
Net cash used in investing activities	(652,567)	(465,870)	(186,697)	(40.1)%
Net cash used in financing activities	(618,491)	(1,093,726)	475,235	43.5%
Change in cash, cash equivalents, and restricted cash	$(64,828)	$(477,791)	$412,963	86.4%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of our operating and other expenses. Net cash provided by operating activities was $1,206.2 million and $1,081.8 million for the years ended December 31, 2025 and 2024, respectively, an increase of 11.5%. The increase in cash provided by operating activities is primarily due to improved operational profitability, including a $110.4 million increase in total revenues and a reduction of cash used for settlement of litigation and regulatory matters, partially offset by changes in operating assets and liabilities between periods.
Investing Activities
Net cash used in investing activities consists primarily of the acquisition costs in and capital improvements to homes, proceeds from property sales, and investments in unconsolidated joint ventures and land held for development. Net cash used in investing activities was $652.6 million and $465.9 million for the years ended December 31, 2025 and 2024, respectively, an increase of $186.7 million. The net increase in cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows during the year ended December 31, 2025 compared to the year ended December 31, 2024: (1) a decrease in cash proceeds received from the sale of single-family homes; (2) a decrease in cash from repayment proceeds from retained debt securities; (3) an increase in cash used for other capital expenditures for our homes; and (4) an increase in cash used for investments in land held for development. More specifically, proceeds from the sale of single-family homes decreased $87.1 million due to a decrease in the number of homes sold from 1,501 during the year ended December 31, 2024 to 1,356 homes sold during the year ended December 31, 2025, as well as a decrease in average net proceeds per home. Repayment proceeds from retained debt securities totaled $32.2 million during year ended December 31, 2024 due to the full repayment of IH 2018-4, and there were no such repayments during the year ended December 31, 2025. Other capital expenditures for our homes increased by $23.4 million year over year due to a 999 home increase in average home count and other increases in costs to maintain our homes. During the year ended December 31, 2025, we began investing in land held for future development and acquired $20.2 million of land.
Financing Activities
Net cash used in financing activities was $618.5 million for the year ended December 31, 2025 compared to $1,093.7 million for the year ended December 31, 2024. The change between periods is primarily due to the following financing transactions. During the year ended December 31, 2025, we issued $596.9 million of unsecured notes, net of discount, and used the proceeds to repay the then-outstanding balance on our revolving credit facility. We subsequently drew $145.0 million on the revolving credit facility. During the year ended December 31, 2024, we issued $494.3 million of unsecured notes, net of discount, and entered into a replacement credit facility. The proceeds from this refinancing were used to repay the existing credit facility and $645.7 million of secured debt, including the voluntary prepayment of the IH 2018-4 debt, and to fund $54.2 million of financing costs. We made dividend and distribution payments totaling $715.4 million during the year ended December 31, 2025 compared to $692.6 million during the year ended December 31, 2024, which were funded by cash flows from operations. Additionally, during the year ended December 31, 2025, we completed the repurchase of $53.2 million of shares of our common stock under the Share Repurchase Program. No such repurchases occurred during the year ended December 31, 2024.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
For similar operating and financial data and discussion of our results for the year ended December 31, 2024 compared to the year ended December 31, 2023, refer to Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Cash Flows” of our 2024 10-K.
Contractual Obligations
Our contractual obligations as of December 31, 2025, consist of the following:

($ in thousands)	Total	2026	2027-2028	2029-2030	Thereafter
Secured Debt(1)(2)(3)	$1,526,653	$56,143	$1,035,097	$28,730	$406,683
Unsecured Notes(1)(2)(3)	5,556,088	168,810	1,084,119	743,368	3,559,791
Term Loan Facilities(1)(2)(3)(4)	2,923,175	115,637	231,592	2,575,946	—
Revolving Facility(1)(2)(3)(4)(5)	179,601	9,369	18,764	151,468	—
Derivative instruments(1)(6)	(35,230)	(13,222)	(20,651)	(1,357)	—
Purchase commitments(7)	230,141	185,527	44,614	—	—
Operating leases	46,484	5,105	10,706	8,655	22,018
Finance leases	14,796	5,314	7,745	1,737	—
Total	$10,441,708	$532,683	$2,411,986	$3,508,547	$3,988,492

(1)For detailed information about each of our financing arrangements and derivative instruments see Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements” and “— Note 8 of Notes to Consolidated Financial Statements.”
(2)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of December 31, 2025.
(3)Interest is calculated at rates in effect as of December 31, 2025, including the indexed rate, any credit spread adjustment, and any applicable margin, and that rate is held constant until the maturity date. As of December 31, 2025, Term SOFR was 3.69%.
(4)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part IV. Item 15. “Exhibits and Financial Statements — Note 7 of Notes to Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(5)Includes the related facility fee, as applicable.
(6)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of December 31, 2025, Term SOFR was 3.69%.

(7)Represents commitments, net of previously funded deposits, to acquire 841 homes, including commitments totaling $220.0 million to acquire 809 homes pursuant to binding development and purchase agreements with certain homebuilders as of December 31, 2025.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of December 31, 2025, our remaining equity commitments to our joint ventures total $137.9 million.
Supplemental Guarantor Information
INVH, INVH LP, the General Partner, and IH Merger Sub, LLC (“IH Merger Sub”) have filed a registration statement on Form S-3 with the SEC registering, among other securities, debt securities of INVH LP, fully and unconditionally guaranteed, on a joint and several basis, by INVH, the General Partner, and/or IH Merger Sub. Pursuant to Rule 3-10 of Regulation S-X, subsidiary issuers of obligations guaranteed by the parent are not required to provide separate financial statements, provided that the subsidiary obligor is consolidated into the parent company’s consolidated financial statements, the parent guarantee is “full and unconditional” and, subject to certain exceptions as set forth below, the alternative disclosure required by Rule 13-01 is provided, which includes narrative disclosure and summarized financial information. Accordingly, separate consolidated financial statements of INVH LP, the General Partner, and IH Merger Sub have not been presented.
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
Critical Accounting Policies and Estimates
Our discussion and analysis of our historical financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions about the effect of matters that are inherently uncertain and that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could ultimately differ from those estimates. For a discussion of recently-issued and adopted accounting standards, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”
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

Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our owned portfolio of 86,192 single-family residential properties located primarily in 16 core markets across the United States as of December 31, 2025. For a complete discussion of our accounting policy and other factors related to each category below, see Part IV. Item 15. “Exhibits and Financial Statement Schedules — Note 2 of Notes to Consolidated Financial Statements.”
•Acquisition of Real Estate Assets: Our purchases of homes are generally treated as asset acquisitions unless acquired in connection with a business combination. For asset acquisitions, homes are recorded at their purchase price, which is allocated between land, building and improvements, and in-place lease intangibles (when a resident is in place at the acquisition date) based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, bidding service and title fees, payments made to cure tax, utility, HOA, and other mechanic’s and miscellaneous liens, as well as other closing costs. The attributes and location of each home acquired are considered at the individual home level when determining the percentage of purchase price allocated to building and improvements versus land. As such, these allocation percentages vary based on the homes acquired during each reporting period. If the percentage allocated to buildings and improvements versus land for the homes acquired during the year ended December 31, 2025 was increased or decreased by 500 bps, our annualized depreciation expense would have changed by approximately $1.2 million.
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
Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred. We capitalize expenditures that improve or extend the life of a home and for certain furniture and fixtures additions.
The capitalized costs are depreciated on a straight-line basis over their estimated useful lives, which are reviewed on an annual basis. The weighted average useful lives range from 7 to 32 years. If the useful lives for costs capitalized during the year ended December 31, 2025 were increased or decreased by 10%, our annualized depreciation expense would have changed by approximately $6.0 million.
•Provisions for Impairment: We continuously evaluate, by property, whether there are any events or changes in circumstances indicating that the carrying amount of our single-family residential properties may not be recoverable. To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. The process to assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no single information source or analysis being necessarily determinative. There have not been any significant process changes in our review for impairment during the current reporting period. For those homes for which a change in an event or circumstance was identified in the most recent impairment analysis, a 10% decrease in the estimated fair value of those homes may have resulted in an increase in impairment expense of $1.0 million.
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. Once we identify a property to be sold, pursuant to GAAP requirements, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2025, 278 homes, approximately 0.3% of our portfolio, were held for sale. If market values less disposal costs for our properties that were classified as held for sale as of December 31, 2025 were 10% lower or higher, our impairment expense related to those properties would not have been material.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2025		2024	2023
Net income available to common stockholders	$586,964	$215,139	$453,164	$518,774
Net income available to participating securities	960		753	696
Non-controlling interests	1,985		1,448	1,558
Interest expense	353,327		366,070	333,457
Interest expense in unconsolidated joint ventures	25,312		26,333	18,255
Depreciation and amortization	746,933		714,326	674,287
Depreciation and amortization of investments in unconsolidated joint ventures	16,361		13,377	10,469
EBITDA	1,731,842		1,575,471	1,557,496
Gain on sale of property, net of tax	(218,235)		(244,550)	(183,540)
Impairment on depreciated real estate investments	657		506	427
Net (gain) loss on sale of investments in unconsolidated joint ventures	(8,461)		1,215	(1,668)
EBITDAre	1,505,803		1,332,642	1,372,715
Share-based compensation expense(1)	27,830		27,918	29,503
Severance expense	2,772		637	977
Casualty losses and reserves, net(2)	10,924		82,700	8,200
Other, net(3)	4,345		52,986	2,085
Adjusted EBITDAre	$1,551,674		$1,496,883	$1,413,480

(1)For the years ended December 31, 2025, 2024, and 2023, $6,419, $5,830, and $6,963, was recorded in property management expense, respectively, and $21,411, $22,088, and $22,540, was recorded in general and administrative expense, respectively.
(2)The year ended December 31, 2024 included $55,100 of estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene.
(3)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, gains and losses resulting from investments in equity securities, and other miscellaneous income and expenses.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Years Ended December 31,
($ in thousands)	2025	2024	2023
Net income available to common stockholders	$586,964	$453,164	$518,774
Net income available to participating securities	960	753	696
Non-controlling interests	1,985	1,448	1,558
Interest expense	353,327	366,070	333,457
Depreciation and amortization	746,933	714,326	674,287
Property management expense(1)	149,130	137,490	95,809
General and administrative(2)	95,250	90,612	82,344
Casualty losses, impairment, and other(3) . . . . . . . . . . . . . . . .	11,443	82,925	8,596
Gain on sale of property, net of tax	(218,235)	(244,550)	(183,540)
Other, net(4)	4,345	52,986	2,085
Management fee revenues	(87,339)	(69,978)	(13,647)
Losses from investments in unconsolidated joint ventures	11,607	28,445	17,877
NOI (total portfolio)	1,656,370	1,613,691	$1,538,296
Non-Same Store NOI	(115,554)	(107,434)
NOI (Same Store portfolio)(5)	$1,540,816	$1,506,257

(1)Includes $6,419, $5,830, and $6,963 of share-based compensation expense for the years ended December 31, 2025, 2024, and 2023, respectively.
(2)Includes $21,411, $22,088, and $22,540 of share-based compensation expense for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)The year ended December 31, 2024 included $55,100 of estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene.
(4)Includes settlement and other costs related to certain litigation and regulatory matters, interest income, gains and losses resulting from investments in equity securities, and other miscellaneous income and expenses.
(5)The Same Store portfolio totaled 76,819 homes for the years ended December 31, 2025 and 2024.
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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following (including adjustments for unconsolidated joint ventures, as applicable): non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; severance expense; casualty (gains) losses and reserves, net; and (gains) losses on investments in equity and other securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value and maintain the functionality of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Years Ended December 31,
(in thousands, except shares and per share data)	2025	2024	2023
Net income available to common stockholders	$586,964	$453,164	$518,774
Net income available to participating securities	960	753	696
Non-controlling interests	1,985	1,448	1,558
Depreciation and amortization of real estate assets	728,652	699,474	663,398
Impairment on depreciated real estate investments	657	506	427
Net gain on sale of previously depreciated investments in real estate	(218,235)	(244,550)	(183,540)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	7,845	14,479	8,704
FFO	1,108,828	925,274	1,010,017
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	26,808	44,681	36,069
Share-based compensation expense(2)	27,830	27,918	29,503
Legal settlements(3)	—	77,000	2,000
Severance expense	2,772	637	977
Casualty losses and reserves, net(1)(4)	10,924	82,700	8,200
Gains on investments in equity and other securities, net	(318)	(1,046)	(350)
Core FFO	1,176,844	1,157,164	1,086,416
Recurring capital expenditures(1)	(173,472)	(170,927)	(163,051)
Adjusted FFO	$1,003,372	$986,237	$923,365

Net income available to common stockholders
Weighted average common shares outstanding — diluted(5)(6)	613,177,806	613,631,617	613,288,708

Net income per common share — diluted(5)(6)	$0.96	$0.74	$0.85

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(5)(6)	615,643,476	615,881,670	615,367,734
FFO per common share — diluted(5)(6)	$1.80	$1.50	$1.64
Core FFO per common share — diluted(5)(6)	$1.91	$1.88	$1.77
AFFO per common share — diluted(5)(6)	$1.63	$1.60	$1.50

(1)Includes our share from unconsolidated joint ventures.
(2)For the years ended December 31, 2025, 2024, and 2023, $6,419, $5,830, and $6,963, was recorded in property management expense, respectively, and $21,411, $22,088, and $22,540, was recorded in general and administrative expense, respectively.
(3)The year ended December 31, 2024 included $77,000 of settlement costs that resolved an inquiry from the FTC and the legal dispute entitled City of San Diego et al v. Invitation Homes, Inc., inclusive of associated costs.
(4)The year ended December 31, 2024 included $55,100 of estimated losses and damages related to Hurricanes Milton, Beryl, Debby, and Helene.
(5)Incremental shares attributed to non-vested share-based awards totaling 229,485, 1,080,300 and 1,394,924 for the years ended December 31, 2025, 2024, and 2023, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 626,263, 1,376,141 and 1,638,264 for the years ended December 31, 2025, 2024, and 2023, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(6)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,068,892, 1,954,212 and 1,835,686 for the years ended December 31, 2025, 2024, and 2023, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows, and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in interest rates, seasonality, market prices, commodity prices, and inflation. The primary market risks to which we are exposed are interest rate risk and seasonality. We use, and may continue to use, derivative financial instruments to manage, or hedge, interest rate risks related to our borrowings. We enter into such contracts only with major financial institutions based on their credit ratings and other relevant factors.
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, fluctuating global and United States economic conditions (including uncertainty in financial markets, inflation, elevated interest rates, and evolving trade and tariff policies), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of December 31, 2025, our $2,620.0 million of outstanding variable-rate debt included $145.0 million on the Revolving Facility and $2,475.0 million on the Term Loan Facilities. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. As of December 31, 2025, we had effectively converted 80.2% of these borrowings to a fixed rate through interest rate swap agreements. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $5.2 million. This estimate considers the impact of our interest rate swap agreements and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations in the form of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the year ended December 31, 2025.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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
Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025 to accomplish their objectives at the reasonable assurance level.
Deloitte & Touche LLP, the independent registered public accounting firm that has audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025. The report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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
February 19, 2026

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
The remaining information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated from reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this report:

(b) Financial Statement Schedule
Invitation Homes Inc. as of December 31, 2025 and for the three years in the period ended December 31, 2025
Schedule III Real Estate and Accumulated Depreciation	F-41

(c) Exhibits

EXHIBIT INDEX

Exhibit number	Description

3.1	Charter of Invitation Homes Inc., dated as of February 6, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 6, 2017).

3.2	Amended and Restated Bylaws of Invitation Homes Inc., dated as of May 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2023).

4.1	Description of Securities (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on February 19, 2020).

4.2
First Supplemental Indenture between Invitation Homes Inc., IH Merger Sub LLC and Wilmington Trust, National Association, as trustee dated as of November 16, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017).

4.3
Indenture, dated as of August 6, 2021, among Invitation Homes Operating Partnership LP, the Guarantors (as defined therein) party hereto and U.S. Bank National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 6, 2021).

4.4
First Supplemental Indenture, dated as of August 6, 2021 among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank National Association, as trustee including the form of 2.000% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 6, 2021).

4.5
Second Supplemental Indenture, dated as of November 5, 2021, among Invitation Homes Operating Partnership LP, the Guarantors and the Trustee, including the form of 2.300% Senior Notes due 2028 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 5, 2021).

4.6
Third Supplemental Indenture, dated as of November 5, 2021, among Invitation Homes Operating Partnership LP, the Guarantors and the Trustee, including the form of 2.700% Senior Notes due 2034 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on November 5, 2021).

4.7
Fourth Supplemental Indenture, dated as of April 5, 2022, among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee, including the form of 4.150% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 5, 2022).

4.8
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

4.9
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

Exhibit number	Description

4.10
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

4.11
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

10.1
Note Purchase Agreement, dated May 25, 2021, among Invitation Homes Operating Partnership LP and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2021).

10.2
Form of Invitation Homes Operating Partnership LP 2.46% Senior Note, Series A, due May 25, 2028 (included as a part of Exhibit 10.1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2021)).

10.3
Form of Invitation Homes Operating Partnership LP 3.18% Senior Note, Series B, due May 25, 2036 (included as a part of Exhibit 10.1 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 26, 2021)).

10.4
Parent Guaranty Agreement dated as of September 17, 2021 re: 2.46% Senior Notes, Series A, due May 25, 2028 and 3.18% Senior Notes, Series B, due May 25, 2036 of Invitation Homes Inc., Invitation Homes GP LLC and IH Merger Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2021).

10.5
Parent Guaranty dated as of September 17, 2021 by Invitation Homes Inc., Invitation Homes GP LLC and IH Merger Sub, LLC for the benefit of Bank of America, N.A., in its capacity as the administrative agent for the Lenders under that certain Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 8, 2020, for the benefit of itself and such Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 28, 2021).

10.6
Amended and Restated Agreement of Limited Partnership of Invitation Homes Operating Partnership LP, dated as of August 9, 2017, by and among Invitation Homes OP GP LLC and Invitation Homes Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017).

10.7
Amended and Restated Registration Rights Agreement, dated as of October 4, 2016, among Starwood Waypoint Homes and the other parties named therein (incorporated by reference to Exhibit 10.1 of SWH’s Current Report on Form 8-K filed with the SEC on October 11, 2016).

10.8
Assignment and Assumption Agreement, dated as of November 16, 2017, between Invitation Homes Inc. and IH Merger Sub, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017).

10.9
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 8, 2020, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 9, 2020).

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

10.12
First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 4, 2026, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto.

10.13
Term Loan Agreement, dated as of June 22, 2022, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2022).

10.14
First Amendment to Term Loan Agreement, dated as of September 9, 2024, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on September 10, 2024).

10.15
Second Amendment to Term Loan Agreement, dated as of April 28, 2025, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent and the other parties party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 30, 2025).

10.16
Third Amendment to Term Loan Agreement, dated as of February 5, 2026, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent, and the other parties party thereto.

10.17
Loan Agreement, dated as of April 28, 2017, between IH 2017-1 Borrower, LP, as Borrower, and Wells Fargo Bank, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2017).

10.18
Loan Agreement, dated as of November 7, 2018, between IH 2018-4 Borrower LP, as Borrower, and German American Capital Corporation, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2018).

10.19
Loan Agreement, dated as of June 7, 2019, between 2019-1 IH Borrower LP, as Borrower, and Rothesay Life PLC, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2019).

10.20
Amendment to Loan Agreement, dated as of June 23, 2023, among Wilmington Trust National Association, as Trustee for the Registered Holders of Invitation Homes 2018-SFR4 Single Family Rental Pass-Through Certificates, 2018-4 IH Borrower LP, and 2018-4 Equity Owner LLC, and 2018-4 IH Borrower GP. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 27, 2023).

10.21	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on February 21, 2024). †

Exhibit number	Description

10.22	Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 6, 2017). †

10.23
Form of Award Notice and Restricted Stock Unit Agreement for Non-Employee Directors (General Form) (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-11 (No. 333-215452) filed on January 23, 2017). †

10.24	2019 Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 31, 2019). †

10.25	Invitation Homes Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 1, 2025.) †

10.26	Form of Outperformance Award Agreement (LTIP Units) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022). †

10.27	Form of Award Notice and Restricted Stock Unit Agreement (LTIP Equity Award) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023). †

10.28
Form of Award Notice and Restricted Stock Unit Agreement (LTIP RSU Award Agreement) under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2025). †

10.29
Form of Award Notice and LTIP Unit Agreement (LTIP Unit Award Agreement) under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2025). †

19.1	Policies and Procedures for Trading in Securities of Invitation Homes Inc. (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2025).

21.1	Subsidiaries of the Registrant.

22.1	Subsidiary Issuer and Guarantors of Guaranteed Securities.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

97.1	Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 21, 2024).

Exhibit number	Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Dallas, Texas, on the 19th day of February 2026.

Invitation Homes Inc.

By:	/s/ Dallas B. Tanner
Name: Dallas B. Tanner
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 19th day of February 2026.

Signature	Title

/s/ Dallas B. Tanner	President, Chief Executive Officer, and Director
Dallas B. Tanner	(Principal Executive Officer)

/s/ Jonathan S. Olsen	Executive Vice President and Chief Financial Officer
Jonathan S. Olsen	(Principal Financial Officer)

/s/ Kimberly K. Norrell	Executive Vice President and Chief Accounting Officer
Kimberly K. Norrell	(Principal Accounting Officer)

/s/ Michael D. Fascitelli	Chairman and Director
Michael D. Fascitelli

/s/ Jana C. Barbe	Director
Jana C. Barbe

/s/ H. Wyman Howard III	Director
H. Wyman Howard III

/s/ Jeffrey E. Kelter	Director
Jeffrey E. Kelter

/s/ Kellyn Smith Kenny	Director
Kellyn Smith Kenny

Signature	Title

/s/ Joseph D. Margolis	Director
Joseph D. Margolis

/s/ John B. Rhea	Director
John B. Rhea

/s/ Frances Aldrich Sevilla-Sacasa	Director
Frances Aldrich Sevilla-Sacasa

/s/ Keith D. Taylor	Director
Keith D. Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Invitation Homes Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Invitation Homes Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company owned 86,192 individual single-family residential properties with a net carrying value of $17.3 billion of investments in single-family residential properties, net on the balance sheet as of December 31, 2025. The Company capitalizes costs 1) to acquire, stabilize, and prepare single-family residential properties to be leased and 2) that improve or extend the life of the home, a portion of the salaries and benefits of the employees who are directly responsible for such improvements, and for certain furniture and fixtures additions. The determination of which costs to capitalize requires significant management judgment.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether the investments in single-family residential properties were accounted for appropriately included the following, among others:

•We tested the effectiveness of relevant controls over investments in single-family residential properties, including management’s controls over the acquisition, and cost capitalization of its properties.

•We developed an expectation of the capitalized costs associated with the acquisitions of homes, taking into account changes in the portfolio of single-family residential properties and market conditions, and compared our expectation to the recorded balance.

•We developed an expectation of capitalized recurring expenditures that improve or extend the life of the home based on the historical amounts recorded, taking into account changes in the portfolio of single-family residential properties and market conditions, and compared our expectation to the recorded balance.

/s/ Deloitte & Touche LLP

Dallas, TX
February 19, 2026

We have served as the Company’s auditor since 2013.

INVITATION HOMES INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(in thousands, except shares and per share data)

	2025	2024

Assets:
Investments in single-family residential properties:
Land	$4,986,353	$4,901,192
Building and improvements	17,789,827	17,180,308
	22,776,180	22,081,500
Less: accumulated depreciation	(5,501,558)	(4,869,374)
Investments in single-family residential properties, net	17,274,622	17,212,126
Cash and cash equivalents	129,971	174,491
Restricted cash	224,894	245,202
Goodwill	258,207	258,207
Investments in unconsolidated joint ventures	254,561	241,605
Other assets, net	538,035	569,320
Total assets	$18,680,290	$18,700,951

Liabilities:
Secured debt, net	$1,384,114	$1,385,573
Unsecured notes, net	4,398,921	3,800,688
Term loan facilities, net	2,451,985	2,446,041
Revolving facility	145,000	570,000
Accounts payable and accrued expenses	230,350	247,709
Resident security deposits	184,536	180,866
Other liabilities	317,492	277,565
Total liabilities	9,112,398	8,908,442
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 610,788,732 and 612,605,478 outstanding as of December 31, 2025 and 2024, respectively	6,108	6,126
Additional paid-in capital	11,128,590	11,170,597
Accumulated deficit	(1,610,981)	(1,480,928)
Accumulated other comprehensive income	6,415	60,969
Total stockholders’ equity	9,530,132	9,756,764
Non-controlling interests	37,760	35,745
Total equity	9,567,892	9,792,509
Total liabilities and equity	$18,680,290	$18,700,951

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenues:
Rental revenues and other property income	$2,641,957	$2,548,964	$2,418,631
Management fee revenues	87,339	69,978	13,647
Total revenues	2,729,296	2,618,942	2,432,278

Expenses:
Property operating and maintenance	985,587	935,273	880,335
Property management expense	149,130	137,490	95,809
General and administrative	95,250	90,612	82,344
Interest expense	353,327	366,070	333,457
Depreciation and amortization	746,933	714,326	674,287
Casualty losses, impairment, and other	11,443	82,925	8,596
Total expenses	2,341,670	2,326,696	2,074,828

Gain on sale of property, net of tax	218,235	244,550	183,540
Losses from investments in unconsolidated joint ventures	(11,607)	(28,445)	(17,877)
Other, net	(4,345)	(52,986)	(2,085)

Net income	589,909	455,365	521,028
Net income attributable to non-controlling interests	(1,985)	(1,448)	(1,558)

Net income attributable to common stockholders	587,924	453,917	519,470
Net income available to participating securities	(960)	(753)	(696)

Net income available to common stockholders — basic and diluted (Note 12)	$586,964	$453,164	$518,774

Weighted average common shares outstanding — basic	612,948,321	612,551,317	611,893,784
Weighted average common shares outstanding — diluted	613,177,806	613,631,617	613,288,708

Net income per common share — basic	$0.96	$0.74	$0.85
Net income per common share — diluted	$0.96	$0.74	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$589,909	$455,365	$521,028

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	(24,290)	73,042	39,488
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(30,439)	(75,772)	(73,856)
Other comprehensive income (loss)	(54,729)	(2,730)	(34,368)
Comprehensive income	535,180	452,635	486,660
Comprehensive income attributable to non-controlling interests	(1,810)	(1,451)	(1,474)

Comprehensive income attributable to common stockholders	$533,370	$451,184	$485,186

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2025, 2024, and 2023
(in thousands, except share and per share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2022	611,411,382	$6,114	$11,138,463	$(951,220)	$97,985	$10,291,342	$32,289	$10,323,631
Distributions to non-controlling interests	—	—	—	—	—	—	(2,374)	(2,374)
Net income	—	—	—	519,470	—	519,470	1,558	521,028
Dividends and dividend equivalents paid ($1.04 per share)	—	—	—	(638,836)	—	(638,836)	—	(638,836)
Issuance of common stock — settlement of RSUs, net of tax	546,857	6	(8,155)	—	—	(8,149)	—	(8,149)
Share-based compensation expense	—	—	26,428	—	—	26,428	3,075	29,503
Total other comprehensive loss	—	—	—	—	(34,284)	(34,284)	(84)	(34,368)
Balance as of December 31, 2023	611,958,239	6,120	11,156,736	(1,070,586)	63,701	10,155,971	34,464	10,190,435
Distributions to non-controlling interests	—	—	—	—	—	—	(3,326)	(3,326)
Net income	—	—	—	453,917	—	453,917	1,448	455,365
Dividends and dividend equivalents declared ($1.41 per share)	—	—	—	(864,259)	—	(864,259)	—	(864,259)
Issuance of common stock — settlement of RSUs, net of tax	639,739	6	(10,900)	—	—	(10,894)	—	(10,894)
Share-based compensation expense	—	—	24,681	—	—	24,681	3,237	27,918
Total other comprehensive loss	—	—	—	—	(2,733)	(2,733)	3	(2,730)
Redemption of OP Units for common stock	7,500	—	80	—	1	81	(81)	—
Balance as of December 31, 2024	612,605,478	6,126	11,170,597	(1,480,928)	60,969	9,756,764	35,745	9,792,509
Distributions to non-controlling interests	—	—	—	—	—	—	(2,591)	(2,591)
Net income	—	—	—	587,924	—	587,924	1,985	589,909
Dividends and dividend equivalents declared ($1.17 per share)	—	—	—	(717,977)	—	(717,977)	—	(717,977)
Issuance of common stock — settlement of RSUs, net of tax	408,439	4	(5,765)	—	—	(5,761)	—	(5,761)
Repurchases of common stock	(2,232,685)	(22)	(61,276)	—	—	(61,298)	—	(61,298)
Share-based compensation expense	—	—	24,688	—	—	24,688	3,142	27,830
Total other comprehensive loss	—	—	—	—	(54,554)	(54,554)	(175)	(54,729)
Redemption of OP Units for common stock	7,500	—	346	—	—	346	(346)	—
Balance as of December 31, 2025	610,788,732	$6,108	$11,128,590	$(1,610,981)	$6,415	$9,530,132	$37,760	$9,567,892

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Operating Activities:
Net income	$589,909	$455,365	$521,028

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	746,933	714,326	674,287
Share-based compensation expense	27,830	27,918	29,503
Amortization of deferred financing costs	21,503	18,598	16,203
Amortization of debt discounts	3,303	2,765	1,998
Provisions for impairment	657	506	427
Gains on sale of property, net of tax	(218,235)	(244,550)	(183,540)
Change in fair value of derivative instruments	(4,988)	12,419	9,375
Losses from investments in unconsolidated joint ventures, net of operating distributions	13,958	31,063	20,620
Other non-cash amounts included in net income	7,769	42,503	5,222
Changes in operating assets and liabilities:
Other assets, net	(8,785)	(29,234)	(24,524)
Accounts payable and accrued expenses	19,608	46,502	24,375
Resident security deposits	3,670	411	4,903
Other liabilities	3,098	3,213	7,211
Net cash provided by operating activities	1,206,230	1,081,805	1,107,088

Investing Activities:
Acquisition of single-family residential properties	(752,893)	(737,939)	(963,305)
Initial renovations to single-family residential properties	(28,332)	(30,605)	(30,207)
Other capital expenditures for single-family residential properties	(242,752)	(219,394)	(221,102)
Proceeds from sale of single-family residential properties	498,106	585,176	488,055
Investments in land held for development	(20,197)	—	—
Repayment proceeds from retained debt securities	—	32,204	861
Investments in equity securities	(2,892)	(4,718)	(33,577)
Investments in unconsolidated joint ventures	(45,682)	(44,186)	(442)
Non-operating distributions from unconsolidated joint ventures	19,578	18,684	13,227
Other investing activities	(77,503)	(65,092)	(27,062)
Net cash used in investing activities	(652,567)	(465,870)	(773,552)

Financing Activities:
Payment of dividends and dividend equivalents	(712,842)	(689,244)	(638,129)
Distributions to non-controlling interests	(2,591)	(3,326)	(2,374)
Repurchases of common stock	(53,207)	—	—
Payment of taxes related to net share settlement of RSUs	(5,761)	(10,894)	(8,149)
Payments on secured debt	(3,798)	(645,749)	(20,725)
Proceeds from unsecured notes	596,862	494,275	790,144
Proceeds from term loan facility	—	1,750,000	—
Payments on term loan facility	—	(2,500,000)	—
Proceeds from revolving facility	545,000	750,000	150,000

INVITATION HOMES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Payments on revolving facility	$(970,000)	$(180,000)	$(150,000)
Deferred financing costs paid	(8,803)	(54,246)	(7,767)
Other financing activities	(3,351)	(4,542)	(2,979)
Net cash provided by (used in) financing activities	(618,491)	(1,093,726)	110,021

Change in cash, cash equivalents, and restricted cash	(64,828)	(477,791)	443,557
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	419,693	897,484	453,927
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$354,865	$419,693	$897,484

Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$322,944	$321,328	$290,649
Interest capitalized as investments in single-family residential properties, net	1,528	2,128	2,804
Cash paid for income taxes	84	158	245
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,509	6,367	6,026
Financing cash flows from finance leases	3,351	3,402	2,942

Non-cash investing and financing activities:
Accrued renovation improvements at period end	$735	$1,294	$1,858
Accrued residential property capital improvements at period end	8,781	8,463	5,346
Deferred payment for acquisition of single-family residential properties	—	—	25,587
Transfer of residential property, net to other assets, net for held for sale assets	150,687	174,460	167,013
Change in other comprehensive income (loss) from cash flow hedges	(49,741)	(15,148)	(43,670)
ROU assets obtained in exchange for operating lease liabilities	16,426	14,438	301
ROU assets obtained in exchange for finance lease liabilities	8,260	8,739	3,255
Dividends declared but not paid	183,962	176,952	—
Repurchases of common stock accrued but not paid	8,091	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”), organized under the laws of Maryland, that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. As of December 31, 2025, we wholly own 86,192 homes for lease, jointly own 8,006 homes for lease, and provide professional third-party property and asset management services for an additional 15,866 homes.
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of December 31, 2025, INVH owns 99.7% of the common OP Units directly and through Invitation Homes OP GP LLC, a wholly owned subsidiary of INVH (the “General Partner”), and INVH has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). These consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated on the consolidated financial statements.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the consolidated balance sheets as of December 31, 2025 and 2024, and the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, at our sole discretion, in cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall fluctuating global and United States economic conditions (including uncertainty in financial markets, inflation, elevated interest rates, political dissension, and labor shortfalls), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. In addition, our business is subject to risks arising from legislative and regulatory initiatives at the federal, state, and local levels addressing residential housing supply and availability, including increased scrutiny of institutional ownership of single-family rental housing and proposals that could restrict or otherwise affect the acquisition, ownership, or operation of single-family residential rental properties.
These factors could adversely affect (i) our occupancy levels, rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in the value of our tangible assets or goodwill. Such macroeconomic conditions and geopolitical events may also negatively impact consumer income, credit availability, and spending, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. Regulatory actions or policy changes affecting single-family residential rental housing, whether enacted or proposed, could adversely affect our ability to grow or reposition our portfolio, increase our compliance and operating costs, limit our operational flexibility, reduce rental revenue, or otherwise negatively affect our results of operations, financial condition, or cash flows. In addition, consumer confidence and spending may decline in response to changes in fiscal and monetary policy, reductions in income or asset values, and other macroeconomic factors. Labor shortages and inflationary increases in labor and material costs have impacted and may continue to impact certain aspects of our business. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
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
Reclassifications
As of December 31, 2024, we combined balances of $401,649 and $983,924 from secured term loan, net and mortgage loans, net, respectively, into secured debt, net to conform to our current presentation on the consolidated balance sheets. The reclassification had no effect on total reported liabilities for the comparative period.
For the years ended December 31, 2024 and 2023, we combined balances of $1,046 and $350, respectively, from gains on investments in equity and other securities, net, into other, net to conform to our current presentation on the consolidated statements of operations. The reclassification had no effect on total reported net income for the comparative periods.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table summarizes prior year balances that were reclassified to conform to our current presentation on the consolidated statements of cash flows. The reclassifications had no effect on total reported operating, investing, or financing activities for the comparative periods.

	December 31, 2024	December 31, 2023
Operating Activities:
Gains on investments in equity and other securities, net(1)	$(1,046)	$(350)
Investing Activities:
Deposits for acquisition of single-family residential properties(2)	(2,292)	6,365
Financing Activities:
Payments on mortgage loans(3)	(645,666)	(20,491)
Payments on secured term loan(3)	(83)	(234)

(1)Reclassified into other non-cash amounts included in net income.
(2)Reclassified into acquisition of single-family residential properties.
(3)Reclassified into payments on secured debt.
Investments in Single-Family Residential Properties
The following significant accounting policies affect the acquisition, disposition, recognition, classification, and fair value measurements (on a nonrecurring basis) related to our owned portfolio of 86,192 single-family residential properties located primarily in 16 core markets across the United States as of December 31, 2025:
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
Once a property is ready for its intended use, expenditures for ordinary maintenance and repairs thereafter are expensed to operations as incurred. We capitalize expenditures that improve or extend the life of a home, a portion of the salaries and benefits of the Manager’s employees who are directly responsible for such improvements, and for certain furniture and fixtures additions. The determination of which costs to capitalize requires significant judgment.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
To the extent an event or change in circumstance is identified, a residential property is considered to be impaired only if its carrying value cannot be recovered through estimated future undiscounted cash flows from the use and eventual disposition of the property. Cash flow projections are prepared using internal analyses based on current rental, renewal, and occupancy rates, operating expenses, and inputs from our annual planning process that give consideration to each property’s historical results, current operating trends, and current market conditions. To the extent an impairment has occurred, the carrying amount of our investment in a property is adjusted to its estimated fair value. To determine the estimated fair value, we utilize home price appreciation (“HPA”) indices, local broker price opinions (“BPOs”), and automated valuation model (“AVM”) data, each of which are important components of our process with no single information source being necessarily determinative. To validate the HPA indices, BPOs, and AVM data received and used in our assessment of fair value of real estate, we perform an internal review to determine if an acceptable valuation approach was used to estimate fair value in compliance with guidance provided by Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. Additionally, we undertake an internal review to assess the relevance and appropriateness of comparable transactions that have been used, and any adjustments to comparable transactions made, in reaching the value opinions.
The process to assess our single-family residential properties for impairment requires significant judgment and assessment of factors that are, at times, subject to significant uncertainty. We evaluate multiple information sources and perform a number of internal analyses, each of which are important components of our process with no single information source or analysis being necessarily determinative.
•Single-Family Residential Properties Held for Sale: From time to time, we may identify single-family residential properties to be sold. At the time that any such properties are identified, we perform an evaluation to determine whether or not such properties should be classified as held for sale in accordance with GAAP. Factors considered as part of our held for sale evaluation process include whether the following conditions have been met: (i) we have committed to a plan to sell a property; (ii) the property is immediately available for sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell a property have been initiated; (iv) the sale of a property is probable within one year (generally determined based upon listing for sale); (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. To the extent that these factors are all present, we cease depreciating the property, measure the property at the lower of its carrying amount or its fair value less estimated costs to sell, and present the property separately within other assets, net on our consolidated balance sheets. As of December 31, 2025 and 2024, we classified $58,563 and $49,434, respectively, as held for sale assets in our consolidated balance sheets (see Note 6).

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
Restricted Cash
Restricted cash represents cash deposited in accounts related to certain rent deposits and collections, tax deferred property exchange deposits, security deposits, property taxes, insurance premiums and deductibles, and capital expenditures (see Note 4). Amounts deposited in the reserve accounts associated with secured debt can only be used as provided for in the respective loan agreements (see Note 7), and security deposits held pursuant to lease agreements are required to be segregated. Accordingly, these items are separately presented within our consolidated balance sheets.
Investments in Debt Securities, net
Investments in debt securities that we have a positive intent and ability to hold to maturity are classified as held to maturity and are presented within other assets, net on our consolidated balance sheets (see Note 6). These investments are recorded at amortized cost, net of the amount expected not to be collected. Interest income, including amortization of any premium or discount, is classified as other, net on the consolidated statements of operations. For purposes of classification within the consolidated statements of cash flows, purchases of and repayments from these securities are classified as investing activities.
Investments in Equity Securities
Investments in equity securities consist of investments both with and without a readily determinable fair value. These financial instruments are presented within other assets, net on our consolidated balance sheets (see Note 6). Investments with a readily determinable fair value are measured at fair value. Investments without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investment in the same issuer. Any unrealized gains and losses and impairments on investments in equity securities are included in other, net on the consolidated statements of operations.
Amounts Deposited and Held by Others
Amounts deposited and held by others consist of deposits made to homebuilders, earnest money deposits for the acquisition of single-family residential properties, and amounts owed to us from title companies in connection with the disposition of homes. These deposits are presented within other assets, net on our consolidated balance sheets (see Note 6).
Investments in Land Held for Development
We hold investments in land held for potential future development to construct single‑family homes for lease. Land and capitalized development costs are classified in other assets, net on our consolidated balance sheets until construction is complete and a certificate of occupancy is obtained. At that time, the residential property is reclassified to investments in single‑family residential properties on our consolidated balance sheets and allocated between land and building and improvements (see Note 6).
Deferred Financing Costs
Costs incurred that are directly attributable to procuring external financing are deferred and amortized over the term of the related financing agreement as interest expense on the consolidated statements of operations, and we accelerate amortization if the debt is retired before the maturity date. Costs that are deferred for the procurement of such financing are presented either as an asset in other assets, net when associated with a revolving debt instrument and prior to funding of a loan or as a component of the liability for the related financing agreement.

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
Management fee revenues consist of fees from property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures. Our services include resident support, maintenance, marketing, administrative, and asset management functions. Management fee revenues are recognized as performance obligations are satisfied in accordance with the underlying agreements, and the performance obligation is the management of the homes, entities, or other defined tasks. While the performance obligations associated with base management fees can vary from day to day, the nature of the overall performance obligation to provide management services is the same and considered to be a series of services that have the same pattern of transfer to the customer and the same method to measure progress toward satisfaction of the performance obligation.
Leases Entered Into as a Lessee
We lease our corporate and regional offices, related office equipment, and a fleet of vehicles for use by our field associates and account for each as either an operating or finance lease pursuant to ASC 842 (see Note 6 and Note 14). Specifically, we account for leases for our corporate and regional offices as operating leases. In addition to monthly rent payments, we reimburse the lessors of our office spaces for our share of operating expenses as defined in the leases. Such amounts are not included in the measurement of the lease liability but are recognized as a variable lease expense when incurred. At the commencement date of each lease, we make a determination whether or not it is reasonably certain that we will exercise any of the future renewal or termination options available on such leases. That determination is then considered in the measurement of the respective right-of-use (“ROU”) assets and lease liabilities. For each of our current office leases, we have determined that it is not reasonably certain that we will exercise any of the remaining renewal or termination options.
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
Goodwill
Goodwill incurred in connection with a business combination is not amortized as it has an indefinite life. We test goodwill for impairment annually, on October 31st, or more frequently if circumstances indicate that the goodwill carrying value may exceed its fair value. As of December 31, 2025, no impairment of goodwill has been recorded.

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
Derivatives
We enter into interest rate swap agreements (“Hedging Derivatives”) to hedge the risk arising from changes in our interest payments on variable-rate debt. We do not enter into Hedging Derivatives for trading or other speculative purposes, and all of our Hedging Derivatives are carried at fair value in our consolidated balance sheets. Designated hedges are derivatives that meet the criteria for hedge accounting and that we have elected to designate as hedges. Non-designated hedges are derivatives that do not meet the criteria for hedge accounting or that we have not elected to designate as hedges.
All of our debt instruments and swap agreements are currently indexed to the one month Secured Overnight Financing Rate (“SOFR”). We have elected to account for each of our interest rate swap agreements as effective cash flow hedges, and we assess the effectiveness of these interest rate swap cash flow hedging relationships on an ongoing basis. The effect of these interest rate swap agreements is to reduce the variability of interest payments due to changes in SOFR.
The fair value of Hedging Derivatives that are in an asset position are included in other assets, net and those in a liability position are included in other liabilities in our consolidated balance sheets. For designated hedges, changes in fair value are reported as a component of other comprehensive income (loss) in our consolidated balance sheets and reclassified into earnings as interest expense in our consolidated statements of operations when the hedged transactions affect earnings. In the event we enter into non-designated hedges, changes in fair value of such instruments are reflected within interest expense on the consolidated statements of operations. See Note 8 for further discussion of derivative financial instruments.
Earnings Per Share
We present both basic and diluted earnings (loss) per common share (“EPS”) in our consolidated financial statements. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding for the period, excluding non-vested share-based awards. Our share-based awards consist of restricted stock units (“RSUs”) and, in certain cases, partnership ownership units (“LTIP OP Units”), including certain RSUs and LTIP OP Units that contain performance and/or market based vesting conditions (“PRSUs”). Historically, we also issued Outperformance Awards, as defined in Note 10.
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
Even if we qualify as a REIT, we may be subject to certain state and local income taxes, as well as United States federal income and excise taxes in various situations, such as on our undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries (“TRSs”) is subject to federal, state, and local income taxes. A TRS is a subsidiary C corporation that has not elected REIT status and is thus subject to United States federal and state corporate income tax. We use TRS entities to facilitate our ability to perform certain activities and provide non-customary resident services that cannot be performed directly by a REIT.
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
Our federal and various state and local jurisdiction tax filings are subject to normal reviews by regulatory agencies until the related statute of limitations expires. The years open to examination generally range from 2022 to present.
Segment Reporting
Our principal business is acquiring, renovating, leasing, operating, and managing single-family residential properties. Under the provisions of ASC 280, Segment Reporting, we have determined that we currently operate in one reportable segment. For more information about our single reportable segment, see Note 15.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and effectiveness of income tax disclosures. The updated standard was effective for annual reporting periods beginning after December 15, 2024, and interim periods beginning after December 15, 2025. This ASU did not have a material impact on our consolidated financial statements and disclosures.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures, which requires public business entities to provide detailed disclosures in the notes to the consolidated financial statements, disaggregating specific expense categories, including employee compensation, depreciation, and intangible asset amortization, as well as certain other disclosures to provide enhanced transparency into the nature and function of expenses. This new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied on a prospective basis, with retrospective application allowed. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows the election of a practical expedient when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. In developing reasonable and supportable forecasts, the practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updated standard is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The amendments should be applied on a prospective basis. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces refinements to existing hedge accounting guidance. The amendments clarify application in five key areas: (1) similar risk assessment for cash flow hedges, (2) hedging interest payments on choose-your-rate debt, (3) cash flow hedges of nonfinancial forecasted transactions, (4) use of net written options as hedging instruments, and (5) foreign currency-denominated debt as both a hedging instrument and hedged item. The updated standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments should be applied on a prospective basis. We are currently evaluating the impact of this ASU on our consolidated financial statements and disclosures.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270, specifies the form and content of interim financial statements, compiles a comprehensive list of existing interim disclosures required by GAAP, and introduces a disclosure principle requiring entities to report events since year end that have a material impact. The updated standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our interim consolidated financial statements and disclosures.
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	December 31, 2025	December 31, 2024
Land	$4,986,353	$4,901,192
Single-family residential property	17,049,737	16,470,468
Capital improvements	594,422	575,982
Equipment	145,668	133,858
Total gross investments in the properties	22,776,180	22,081,500
Less: accumulated depreciation	(5,501,558)	(4,869,374)
Investments in single-family residential properties, net	$17,274,622	$17,212,126

As of December 31, 2025 and 2024, the carrying amount of the residential properties above includes $148,650 and $140,202, respectively, of capitalized acquisition costs (excluding purchase price), along with $79,124 and $78,776, respectively, of capitalized interest, $31,493 and $31,718, respectively, of capitalized property taxes, $5,138 and $5,202, respectively, of capitalized insurance, and $3,758 and $3,745, respectively, of capitalized HOA fees.
During the years ended December 31, 2025, 2024, and 2023, we recognized $728,652, $699,474, and $663,398, respectively, of depreciation expense related to the components of the properties, and $18,281, $14,852 and $10,889, respectively, of depreciation and amortization related to corporate fixed assets. These amounts are included in depreciation and amortization on the consolidated statements of operations. During the years ended December 31, 2025, 2024, and 2023, impairments totaling $657, $506 and $427, respectively, have been recognized and are included in casualty losses, impairment, and other on the consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of such amounts shown on the consolidated statements of cash flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$129,971	$174,491
Restricted cash	224,894	245,202
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$354,865	$419,693
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

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
The balances of our restricted cash accounts are set forth in the table below. As of December 31, 2025 and 2024, no amounts were funded to the insurance accounts as the conditions specified in the Secured Debt loan agreements that require such funding did not exist.

	December 31, 2025	December 31, 2024
Resident security deposits	$184,883	$181,549
Tax deferred property exchange deposits	23,346	47,551
Collections	8,177	7,365
Property taxes	4,079	4,343
Letters of credit	2,510	2,495
Capital expenditures	1,623	1,623
Special and other reserves	276	276
Total	$224,894	$245,202
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting, as of December 31, 2025 and 2024:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Pathway Property Company(1)	100.0%	853	590	$111,811	$102,520
2020 Rockpoint JV(1)	20.0%	2,605	2,606	36,885	44,846
Upward America JV(2)	7.2%	3,720	3,720	32,292	37,809
Pathway Operating Company(3)	15.0%	N/A	N/A	26,948	20,706
FNMA(4)(5)	10.0%	320	387	17,280	22,072
2024 Peregrine JV(6)	30.0%	119	—	16,073	3,226
2022 Rockpoint JV(1)	16.7%	389	319	13,272	10,426
Total				$254,561	$241,605

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
(4)Owns homes within the Western United States.
(5)During the year ended December 31, 2025, our share of income and distributions increased from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement.
(6)Owns homes in markets within the Southeast United States and Florida.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $137,941 as of December 31, 2025.
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
We recorded net losses from these investments for the years ended December 31, 2025, 2024, and 2023, totaling $11,607, $28,445, and $17,877, respectively, which are included in losses from investments in unconsolidated joint ventures on the consolidated statements of operations.
We earn property and/or asset management fees from each of the joint ventures (except the Pathway Operating Company investment), and these fees are related party transactions. For the years ended December 31, 2025, 2024, and 2023, we earned $24,930, $18,222 and $13,647, respectively, of management fees from these related parties which are included in management fee revenues on the consolidated statements of operations. As of December 31, 2025 and 2024, management fee receivables from our related parties totaled $1,884 and $1,952, respectively. (See Note 6 for additional information regarding total management fee revenues.)
Note 6—Other Assets
As of December 31, 2025 and 2024, the balances in other assets, net are as follows:

	December 31, 2025	December 31, 2024
Investments in equity and other securities	$63,122	$60,120
Rent and other receivables, net	59,947	61,235
Held for sale assets(1)	58,563	49,434
Corporate fixed assets, net	56,613	42,704
Prepaid expenses	56,278	49,877
Investments in debt securities, net	54,972	54,619
ROU lease assets — operating and finance, net	45,949	28,830
Amounts deposited and held by others	39,419	93,965
Investments in land held for development	23,839	—
Deferred financing costs, net	17,230	23,579
Derivative instruments (Note 8)	14,354	61,479
Other	47,749	43,478
Total	$538,035	$569,320

(1)As of December 31, 2025 and 2024, 278 and 237 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of December 31, 2025 and 2024, the values of our investments in equity and other securities are as follows:

	December 31, 2025	December 31, 2024
Investments without a readily determinable fair value	$62,296	$59,405
Investments with a readily determinable fair value	826	715
Total	$63,122	$60,120
The components of gains (losses) on investments in equity and other securities, net, included in other, net on the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Net gains recognized on investments sold during the reporting period	$207	$1,635	$—
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	111	(589)	350
Total	$318	$1,046	$350
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the years ended December 31, 2025, 2024, and 2023, rental revenues and other property income includes $173,631, $163,700, and $153,016 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of December 31, 2025 are as follows:

Year	Lease Payments to be Received
2026	$1,475,386
2027	219,957
2028	204
2029	—
2030	—
Thereafter	—
Total	$1,695,547

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Management fee revenues and the corresponding receivables are related to property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5). Our services include resident support, maintenance, marketing, and administrative functions. As of December 31, 2025, 2024, and 2023, we provided property and asset management services for 23,872, 25,300, and 3,848 homes, respectively, of which 8,006, 7,622, and 3,848 homes, respectively, were owned by our unconsolidated joint ventures. For the years ended December 31, 2025, 2024, and 2023, we earned management fees totaling $87,339, $69,978, and $13,647, respectively. These revenues are included in management fee revenues on the consolidated statements of operations.
Investments in Debt Securities, net
In connection with our Secured Debt (as defined in Note 7), we have retained and purchased certificates totaling $54,972, net of unamortized discounts of $527 as of December 31, 2025. These investments in debt securities are classified as held to maturity investments. As of December 31, 2025, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in one year.
ROU Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$32,133	$13,816	$19,772	$9,058
Other liabilities (Note 14)	35,494	13,512	21,904	8,636
Weighted average remaining lease term	9.1 years	3.1 years	7.6 years	3.1 years
Weighted average discount rate	5.7%	5.9%	5.6%	6.0%
Investments in Land Held for Development
We hold investments in land held for potential future development to construct single‑family homes for lease.
Deferred Financing Costs, net
In connection with the Revolving Facility (as defined in Note 7), we incurred $25,626 of financing costs, which have been deferred as other assets, net on our consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. As of December 31, 2025 and 2024, the unamortized balances of these deferred financing costs are $17,230 and $23,579, respectively.
Other
Other is primarily comprised of deferred costs related to property and asset management contracts that are amortized over the estimated lives of the underlying contracts and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of the software.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 7—Debt
Secured Debt
The following table sets forth a summary of our secured debt as of December 31, 2025 and 2024:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate	December 31, 2025	December 31, 2024
IH 2017-1(2)(3)	April 28, 2017	June 9, 2027	4.23%	$987,486	$988,271
IH 2019-1(4)	June 7, 2019	June 9, 2031	3.59%	400,386	403,046
Total Secured Debt				1,387,872	1,391,317
Less: deferred financing costs, net				(3,758)	(5,744)
Total				$1,384,114	$1,385,573

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
(3)Net of unamortized discount of $527 and $880 as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025 and 2024, a total of 8,891 and 8,923 homes, respectively, with a gross book value of $1,929,649 and $1,900,818, respectively, and a net book value of $1,311,955 and $1,350,641, respectively, are pledged pursuant to the Secured Debt. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. In addition, four times after the first anniversary of the closing date, the IH 2019-1 Borrower Entity has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the loan in order to bring the loan-to-value ratio back in line with the loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
Transaction with Trust
Concurrent with the execution of the IH 2017-1 loan agreement, the respective third-party lender sold the loan it originated to an individual depositor entity, which is a wholly owned subsidiary, who subsequently transferred the loan to a securitization-specific trust entity (the “Trust”). We accounted for the transfer of IH 2017-1 as a sale under ASC 860, Transfers and Servicing, with no resulting gain or loss as the securitization was both originated by the lender and immediately transferred at the same fair market value. This transaction had no effect on our consolidated financial statements other than with respect to certificates issued by the Trust (the “Certificates”) that we retained in connection with securitization or purchased at a later date.
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
The retained certificates, net of discount, total $54,972 and $54,619 as of December 31, 2025 and 2024, respectively, and are classified as held to maturity investments and recorded in other assets, net on the consolidated balance sheets (see Note 6).
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
Prepayments
Prepayments of Secured Debt are generally not permitted under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before specified dates. For IH 2017-1 and IH 2019-1, prepayments on or before December 2026 or June 2030, respectively, will require a yield maintenance premium. For the years ended December 31, 2025, 2024, and 2023, we made voluntary and mandatory prepayments of $3,798, $645,666, and $20,491, respectively, under the terms of the loan agreements. For the year ended December 31, 2024, prepayments included the full repayment of the IH 2018-4 mortgage loan.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table sets forth a summary of our Unsecured Notes as of December 31, 2025 and 2024:

	Interest Rate(1)	December 31, 2025	December 31, 2024
Total Unsecured Notes, net(2)	2.00% — 5.50%	$4,426,356	$3,826,544
Deferred financing costs, net		(27,435)	(25,856)
Total		$4,398,921	$3,800,688

(1)Represents the range of contractual rates in place as of December 31, 2025.
(2)Net of unamortized discount of $23,644 and $23,456 as of December 31, 2025 and 2024, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
The following activity occurred during the years ended December 31, 2025, 2024, and 2023 with respect to the Unsecured Notes:
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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of December 31, 2025 and 2024:

	Maturity Date	Interest Rate	December 31, 2025	December 31, 2024
2024 Term Loan Facility(1)(2)	September 9, 2028	4.64%	$1,750,000	$1,750,000
2022 Term Loan Facility(3)(4)	April 28, 2028	4.54%	725,000	725,000
Total Term Loan Facilities			2,475,000	2,475,000
Less: deferred financing costs, net			(23,015)	(28,959)
Term Loan Facilities, net			$2,451,985	$2,446,041

Revolving Facility(1)(2)(5)	September 9, 2028	4.57%	$145,000	$570,000

(1)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on the weighted average spread over a published forward-looking SOFR for the interest period relevant to such borrower (“Term SOFR”) adjusted for a 0.10% credit spread adjustment, plus an applicable margin. As of December 31, 2025, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 3.69%. On February 4, 2026, we entered into an amendment to the Credit Facility whereby Term SOFR is no longer subject to a 0.10% credit spread adjustment (see Note 16).
(2)If we exercise the two six month extension options, the maturity date will be September 9, 2029.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR plus the applicable margin. As of December 31, 2025, the applicable margin was 0.85% and Term SOFR was 3.69%.
(4)If we exercise the two one year extension options, the maturity date will be April 28, 2030.
(5)As of December 31, 2025, $1,605,000 of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants.
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
Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of December 31, 2025:

Year	Secured Debt	Unsecured Notes	Term Loan Facilities(1)(2)	Revolving Facility(1)(3)	Total
2026	$—	$—	$—	$—	$—
2027	988,013	—	—	—	988,013
2028	—	750,000	2,475,000	145,000	3,370,000
2029	—	—	—	—	—
2030		450,000			450,000
Thereafter	400,386	3,250,000	—	—	3,650,386
Total	1,388,399	4,450,000	2,475,000	145,000	8,458,399
Less: deferred financing costs, net	(3,758)	(27,435)	(23,015)	—	(54,208)
Less: unamortized debt discount	(527)	(23,644)	—	—	(24,171)
Total	$1,384,114	$4,398,921	$2,451,985	$145,000	$8,380,020

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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Note 8—Derivative Instruments
We have entered into various interest rate swap agreements, which are used to hedge the variable cash flows associated with variable-rate interest payments. We do not enter into derivative transactions for speculative or trading purposes. Each of our swap agreements meets the criteria for hedge accounting and has been designated for hedge accounting purposes. Changes in the fair value of these swaps are recorded in other comprehensive income and are subsequently reclassified into earnings in the period in which the hedged forecasted transactions affect earnings.
The table below summarizes our interest rate swap instruments as of December 31, 2025:

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
During the year ended December 31, 2024, we entered into certain new interest rate swap agreements and terminated others resulting in a net payment to the counterparties of $1,140. There were no such terminations during the year ended December 31, 2025 and 2023.
During the years ended December 31, 2025, 2024, and 2023, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $4,405 will be reclassified to earnings as a decrease in interest expense.
Fair Values of Derivative Instruments on the Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2025 and 2024:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	December 31, 2025	December 31, 2024	Balance Sheet Location	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$14,354	$61,479	Other liabilities	$2,616	$—

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	—	Other liabilities	—	—
Total		$14,354	$61,479		$2,616	$—

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of December 31, 2025 and 2024:

	December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$14,354	$—	$14,354	$(1,106)	$—	$13,248
Offsetting liabilities:
Derivatives	$2,616	$—	$2,616	$(1,106)	$—	$1,510

	December 31, 2024
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$61,479	$—	$61,479	$—	$—	$61,479
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—
Effect of Derivative Instruments on the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Operations
The tables below present the effect of our derivative financial instruments on the consolidated statements of comprehensive income (loss) and the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023:

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income			Total Amount of Interest Expense Presented in the Consolidated Statements of Operations
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,
	2025	2024	2023		2025	2024	2023	2025	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate swaps	$(24,290)	$73,042	$39,488	Interest expense	$30,439	$75,772	$73,856	$353,327	$366,070	$333,457

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

	Location of Loss Recognized in Net Income on Derivative	Amount of Loss Recognized in Net Income on Derivatives
		For the Years Ended December 31,
		2025	2024	2023
Derivatives not designated as hedging instruments:
Interest rate caps	Interest expense	$—	$1	$73
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of December 31, 2025, the fair value of certain derivatives in a net liability position was $2,616. If we had breached any of these provisions at December 31, 2025, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $2,644.
Note 9—Stockholders’ Equity
As of December 31, 2025, we have issued 610,788,732 shares of common stock. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our consolidated balance sheets and statements of equity. As of December 31, 2025, 2,099,937 OP Units are outstanding, of which 128,428 are not currently redeemable.
During the years ended December 31, 2025, 2024, and 2023, we issued 415,939, 647,239, and 546,857, shares of common stock, respectively. During the year ended December 31, 2025, we repurchased 2,232,685 shares of common stock.
Share Repurchase Program
On October 28, 2025, our board of directors authorized a share repurchase program pursuant to which we may acquire shares of our common stock up to an aggregate purchase price of $500,000 (the “Share Repurchase Program”) in the open market or negotiated transactions, including through Rule 10b5-1 plans. Repurchases under the Share Repurchase Program will be made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased will depend on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities. The Share Repurchase Program does not have an expiration date. Under Maryland law, our state of incorporation, there is no concept of treasury shares. Therefore, any shares we repurchase are immediately retired and revert to authorized but unissued status upon settlement.
During the year ended December 31, 2025, we repurchased 2,232,685 shares of our common stock for a total cost of $61,298, including legal fees and commissions. As of December 31, 2025, $438,765 remains available for future repurchases under the Share Repurchase Program. During January 2026, we repurchased an additional 1,402,639 shares of our common stock for a total cost of $38,805, including legal fees and commissions (see Note 16).

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the years ended December 31, 2025, 2024, and 2023, we did not sell any shares of common stock under the ATM Equity Program. As of December 31, 2025, $1,150,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2024 through December 31, 2025:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q4-2025	September 25, 2025	$0.29	October 17, 2025	$178,016
Q3-2025	June 26, 2025	0.29	July 18, 2025	178,020
Q2-2025	March 27, 2025	0.29	April 17, 2025	177,963
Q1-2025	December 26, 2024	0.29	January 17, 2025	177,839
Q4-2024	September 26, 2024	0.28	October 18, 2024	171,485
Q3-2024	June 27, 2024	0.28	July 19, 2024	172,389
Q2-2024	March 28, 2024	0.28	April 19, 2024	171,712
Q1-2024	December 27, 2023	0.28	January 19, 2024	171,721
On December 4, 2025, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on December 23, 2025, resulting in a $183,962 dividend payment on January 16, 2026 (see Note 16). This dividend payment is accrued in other liabilities on our December 31, 2025 consolidated balance sheet.
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
Share-based awards in connection with our annual long term incentive plan (“LTIP”) may be issued in the form of time vesting, performance based vesting, and/or market based vesting RSUs or, in certain cases, LTIP OP Units. Historically, we also issued Outperformance Awards (defined below). Time-vesting RSUs are participating securities for EPS purposes, and PRSUs and Outperformance Awards are not.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Share-Based Awards
The following summarizes our share-based award activity during the years ended December 31, 2025, 2024, and 2023.
Annual LTIP:
•Annual LTIP Awards Granted: During the years ended December 31, 2025, 2024, and 2023, we granted 938,979, 810,615, and 776,492, RSUs, respectively. During the year ended December 31, 2025, we granted 207,173 LTIP OP Units pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market-based vesting conditions, and/or performance-based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the year ended December 31, 2025, certain PRSUs did not achieve performance criteria, resulting in the cancellation of 281,588 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below. During the years ended December 31, 2024 and 2023, certain LTIP PRSUs vested and achieved performance in excess of the target level, resulting in the issuance of an additional 193,615 and 188,001 shares of common stock, respectively. Such awards are reflected as an increase in the number of awards granted and vested in the table below.
Other Award Activity:
•Retention Awards: During the year ended December 31, 2025, we granted 73,508 employment awards in the form of time-vesting RSUs that vest in two equal installments based on the third and fourth anniversary of the grant date.
During the year ended December 31, 2023, we granted 56,562 employment awards, respectively, in the form of time-vesting RSUs that vest in three equal annual installments based on an anniversary date of the grant date.
•Director Awards: During the year ended December 31, 2025, we granted 50,256 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2026 annual stockholders meeting, subject to continued service on the board of directors through that date. During the years ended December 31, 2024 and 2023, INVH issued 51,372 and 50,895 time-vesting RSUs, which fully vested on the dates of INVH’s 2025 and 2024 annual stockholders meetings, respectively.
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
In April 2025, upon completion of the performance period, the absolute and relative TSR components were separately calculated, and the Compensation Committee certified achievement of the absolute TSR at 0% and the relative TSR at 50% based on achievement as of the Interim Measurement Date, as compared to actual relative TSR achievement of 42%. The number of earned 2022 Outperformance Awards was then determined based on the earned dollar value of the awards (overall 25% achievement) and the closing stock price on the performance certification date, resulting in 177,336 earned RSUs and 256,858 earned LTIP OP Units. Earned awards vested 50% on the certification date in April 2025, and the remaining 50% will vest on March 31, 2026, subject to continued employment. During the year ended December 31, 2025, 6,327 earned RSUs and 25,446 earned LTIP OP Units were forfeited.
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
Summary of Total Share-Based Awards
The following table summarizes activity related to share-based awards, other than Outperformance Awards, during the years ended December 31, 2025, 2024, and 2023:

	Time-Vesting Awards		Performance and/or Market Vesting Awards		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2022	509,872	$34.54	1,211,571	$32.08	1,721,443	$32.81
Granted	350,949	31.67	721,001	30.51	1,071,950	30.89
Vested(2)	(220,208)	(33.06)	(505,933)	(31.54)	(726,141)	(32.00)
Forfeited / canceled	(29,894)	(34.14)	(61,697)	(31.22)	(91,591)	(32.17)
Balance, December 31, 2023	610,719	33.44	1,364,942	31.48	1,975,661	32.09
Granted	316,540	34.71	739,062	34.24	1,055,602	34.38
Vested(2)	(268,193)	(32.69)	(625,315)	(28.84)	(893,508)	(30.00)
Forfeited / canceled	(27,678)	(35.29)	(31,988)	(32.68)	(59,666)	(33.89)
Balance, December 31, 2024	631,388	34.32	1,446,701	34.01	2,078,089	34.10
Granted	560,232	33.87	709,684	42.45	1,269,916	38.66
Vested(2)	(365,352)	(34.97)	(129,255)	(34.81)	(494,607)	(34.93)
Forfeited / canceled	(83,444)	(33.61)	(535,128)	(36.50)	(618,572)	(36.11)
Balance, December 31, 2025	742,824	$33.74	1,492,002	$37.06	2,234,826	$35.96

(1)Total share-based awards excludes Outperformance Awards.
(2)Vested share-based awards issued in shares of common stock are included in basic EPS for the periods after each award’s vesting date, and vested share-based awards issued in the form LTIP OP Units are included as a component of non-controlling interest for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the years ended December 31, 2025, 2024, and 2023 was $20,457, $28,207, and $23,265, respectively. During the years ended December 31, 2025, 2024, and 2023, 12,202, 112, and 5,306, RSUs, respectively, were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Expected volatility(1)	20.1% — 24.5%	20.7% — 24.6%	20.5% — 30.0%
Risk-free rate	3.91%	4.25%	4.31% — 4.62%
Expected holding period (years)	2.83	2.83	1.00 - 2.84

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the years ended December 31, 2025, 2024, and 2023, we recognized share-based compensation expense as follows:

	For the Years Ended December 31,
	2025	2024	2023
General and administrative	$21,411	$22,088	$22,540
Property management expense	6,419	5,830	6,963
Total	$27,830	$27,918	$29,503
As of December 31, 2025, there is $32,829 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 1.77 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our consolidated financial statements. The fair values of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the consolidated balance sheet classification and the fair values for the interest rate swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of December 31, 2025 and 2024, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of December 31, 2025 and 2024:

		December 31, 2025		December 31, 2024
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the consolidated balance sheets:
Investments in debt securities(1)	Level 2	$54,972	$54,615	$54,619	$52,768

Liabilities carried at historical cost on the consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$4,126,356	$3,994,910	$3,526,544	$3,218,156
IH 2017-1(3)	Level 2	987,486	972,278	988,271	945,386
Unsecured Notes — private placement(4)	Level 2	300,000	267,537	300,000	251,855
IH 2019-1(5)	Level 3	400,386	374,136	403,046	358,222
Term Loan Facilities(6)	Level 3	2,475,000	2,483,014	2,475,000	2,478,006
Revolving Facility(7)	Level 3	145,000	145,624	570,000	570,702

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $23,644 and $23,456 of unamortized discount and excludes $26,595 and $24,847 of deferred financing costs as of December 31, 2025 and 2024, respectively.
(3)The carrying values of IH 2017-1 includes $527 and $880 of unamortized discount and excludes $2,579 and $4,347 of deferred financing costs as of December 31, 2025 and 2024, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $840 and $1,009 of deferred financing costs as of December 31, 2025 and 2024, respectively.
(5)The carrying value of the IH 2019-1 excludes $1,179 and $1,397 of deferred financing costs as of December 31, 2025 and 2024, respectively.
(6)The carrying values of the Term Loan Facilities exclude $23,015 and $28,959 of deferred financing costs as of December 31, 2025 and 2024, respectively.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of December 31, 2025:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Debt — IH 2019-1	$374,136	Discounted Cash Flow	Effective Rate	4.97%
Term Loan Facilities	2,483,014	Discounted Cash Flow	Effective Rate	3.95%	—	4.52%
Revolving Facility	145,624	Discounted Cash Flow	Effective Rate	3.88%	—	4.45%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Years Ended December 31,
	2025	2024	2023
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$4,522	$2,936	$2,208
Total impairments	(657)	(506)	(427)
Fair value	$3,865	$2,430	$1,781
We did not record any impairments for our investments in single-family residential properties, net held for use during the years ended December 31, 2025, 2024, and 2023. For additional information related to our single-family residential properties as of December 31, 2025 and 2024, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Years Ended December 31,
	2025	2024	2023
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$586,964	$453,164	$518,774

Denominator:
Weighted average common shares outstanding — basic	612,948,321	612,551,317	611,893,784
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	229,485	1,080,300	1,394,924
Weighted average common shares outstanding — diluted	613,177,806	613,631,617	613,288,708

Net income per common share — basic	$0.96	$0.74	$0.85
Net income per common share — diluted	$0.96	$0.74	$0.85

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the years ended December 31, 2025, 2024, and 2023, 345,371, 133,464, and 3,125 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the years ended December 31, 2025, 2024, and 2023, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of December 31, 2025 and 2024, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law in the United States, which contains a broad range of tax reform provisions affecting businesses, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The OBBB Act did not have a material impact on our consolidated financial statements or disclosures.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee as of December 31, 2025, for the periods below:

Year	Operating Leases	Finance Leases
2026	$5,105	$5,314
2027	5,645	4,807
2028	5,061	2,938
2029	4,534	1,705
2030	4,121	32
Thereafter	22,018	—
Total lease payments	46,484	14,796
Less: imputed interest	(10,990)	(1,284)
Total lease liability	$35,494	$13,512

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

The components of lease expense for the years ended December 31, 2025, 2024, and 2023 are as follows:

	For the Years Ended December 31,
	2025	2024	2023
Operating lease cost:
Fixed lease cost	$5,743	$4,225	$3,317
Variable lease cost	1,691	1,574	1,515
Total operating lease cost	$7,434	$5,799	$4,832

Finance lease cost:
Amortization of ROU assets	$4,378	$4,006	$2,790
Interest on lease liabilities	621	581	375
Total finance lease cost	$4,999	$4,587	$3,165

New-Build Commitments
As of December 31, 2025, we have entered into binding development and purchase agreements for 809 homes over the next two years. Remaining commitments under these agreements total approximately $220,000 as of December 31, 2025.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of December 31, 2025, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Segment Reporting
Our principal business is investment in and management of single-family residential properties for lease. As of December 31, 2025, we wholly own 86,192 homes for lease, jointly own 8,006 homes for lease, and provide professional third-party property and asset management services for an additional 15,866 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
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

INVITATION HOMES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our consolidated statements of operations. Other expense categories such as property management expense, general and administrative, depreciation and amortization, and interest expense are included on our consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Fixed expenses(1)	$520,136	$504,025	$474,182
Controllable expenses(2)	465,451	431,248	406,153
Total property operating and maintenance	$985,587	$935,273	$880,335

(1)Fixed expenses include the following: property taxes; insurance expense; and HOA expenses.
(2)Controllable expenses include the following: repairs and maintenance; personnel, leasing, and marketing; turnover; and utilities and property administrative.
Note 16—Subsequent Events
In connection with the preparation of the accompanying consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2025, for potential recognition or disclosure.
Acquisition of ResiBuilt Homes, LLC (“ResiBuilt”)
On January 14, 2026, we acquired ResiBuilt for a total estimated purchase price of $100,000. ResiBuilt is a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets. The acquisition will be accounted for as a business combination, and we have not completed our determination of the purchase price or our allocation of the purchase price to acquired assets and liabilities. Required disclosures regarding this transaction will be provided in subsequent filings.
Share Repurchase Program
During January 2026, we repurchased an additional 1,402,639 shares of our common stock for a total cost of $38,805, including legal fees and commissions (see Note 9).
Amendment of Credit Facility
On February 4, 2026, we entered into an amendment to the Credit Facility whereby Term SOFR is no longer subject to a 0.10% credit spread adjustment (see Note 7).
Dividend Payment
On December 4, 2025, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on December 23, 2025, resulting in a $183,962 dividend payment on January 16, 2026 (see Note 9).

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
As of December 31, 2025
(dollar amounts in thousands)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amount at Close of Period
Market	Number of Properties(1)	Number of Encumbered Properties(2)	Encumbrances(2)	Land	Depreciable Properties	Land	Depreciable Properties	Land	Depreciable Properties	Total(3)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Period
Atlanta	12,592	1,346	$173,422	$331,617	$1,750,993	$—	$424,124	$331,617	$2,175,117	$2,506,734	$(725,518)	1920-2025	2012-2025	7	-	32 years
Carolinas	6,142	526	81,637	234,761	1,104,512	—	173,636	234,761	1,278,148	1,512,909	(329,881)	1900-2025	2012-2025	7	-	32 years
Chicago	2,446	—	—	123,556	304,092	—	141,881	123,556	445,973	569,529	(181,101)	1877-2015	2012-2017	7	-	32 years
Dallas	3,540	519	58,993	172,167	680,770	—	88,254	172,167	769,024	941,191	(158,484)	1952-2025	2017-2025	7	-	32 years
Denver	2,953	467	67,927	313,367	730,514	—	113,497	313,367	844,011	1,157,378	(198,296)	1885-2025	2017-2025	7	-	32 years
Houston	2,644	280	24,333	99,545	428,707	—	59,671	99,545	488,378	587,923	(108,880)	1954-2025	2017-2025	7	-	32 years
Jacksonville	2,144	274	41,278	104,807	300,535	—	80,155	104,807	380,690	485,497	(134,302)	1955-2025	2012-2025	7	-	32 years
Las Vegas	3,387	209	38,406	160,491	697,220	—	105,453	160,491	802,673	963,164	(225,465)	1964-2019	2012-2025	7	-	32 years
Minneapolis	1,033	5	632	60,885	126,483	—	70,520	60,885	197,003	257,888	(84,705)	1886-2015	2013-2015	7	-	32 years
Nashville	272	—	—	21,463	76,837	—	2,632	21,463	79,469	100,932	(2,876)	1990-2025	2023-2025	7	-	32 years
Northern California	3,987	614	119,294	325,437	740,170	—	179,495	325,437	919,665	1,245,102	(322,032)	1900-2017	2012-2022	7	-	32 years
Orlando	6,955	896	125,187	270,909	1,122,937	—	236,030	270,909	1,358,967	1,629,876	(407,336)	1947-2025	2012-2025	7	-	32 years
Phoenix	9,191	1,214	184,164	432,580	1,377,311	—	300,852	432,580	1,678,163	2,110,743	(502,786)	1929-2025	2012-2025	7	-	32 years
Salt Lake City	6	—	—	1,221	2,329	—	39	1,221	2,368	3,589	(16)	2025	2025	7	-	32 years
Seattle	3,905	148	34,288	320,141	727,474	—	212,507	320,141	939,981	1,260,122	(300,958)	1890-2022	2012-2022	7	-	32 years
South Florida	8,004	543	118,781	694,349	1,477,304	—	297,110	694,349	1,774,414	2,468,763	(644,988)	1937-2025	2012-2025	7	-	32 years
Southern California	7,046	736	171,490	892,606	1,372,958	—	289,194	892,606	1,662,152	2,554,758	(605,466)	1900-2025	2012-2025	7	-	32 years
Tampa	9,667	1,114	148,567	426,451	1,684,459	—	309,172	426,451	1,993,631	2,420,082	(568,468)	1923-2025	2012-2025	7	-	32 years
Total	85,914	8,891	$1,388,399	$4,986,353	$14,705,605	$—	$3,084,222	$4,986,353	$17,789,827	$22,776,180	$(5,501,558)

(1)Number of properties represents 86,192 total properties owned less 278 properties classified as held for sale and recorded in other assets, net on the consolidated balance sheet as of December 31, 2025.
(2)Number of encumbered properties and encumbrances include the number of properties secured by first priority mortgages, as well as the aggregate value of outstanding debt attributable to such properties. Excluded from this is original issue discount and deferred financing costs.
(3)The gross aggregate cost of total real estate in the table above for federal income tax purposes was approximately $20.9 billion (unaudited) as of December 31, 2025.

INVITATION HOMES INC.
Schedule III Real Estate and Accumulated Depreciation
(dollar amounts in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Residential Real Estate
Balance at beginning of period	$22,081,500	$21,551,896	$20,700,935
Additions during the period
Acquisitions	807,111	709,978	995,255
Initial renovations	27,773	30,041	29,793
Other capital expenditures	243,070	222,511	216,792
Deductions during the period
Dispositions and other	(368,158)	(423,842)	(371,045)
Reclassifications
Properties held for sale, net of dispositions	(15,116)	(9,084)	(19,834)
Balance at close of period	$22,776,180	$22,081,500	$21,551,896

Accumulated Depreciation
Balance at beginning of period	$(4,869,374)	$(4,262,682)	$(3,670,561)
Depreciation expense	(728,652)	(699,474)	(663,398)
Dispositions and other	90,481	86,929	67,804
Reclassifications
Properties held for sale, net of dispositions	5,987	5,853	3,473
Balance at close of period	$(5,501,558)	$(4,869,374)	$(4,262,682)