Form 10-Q
period 2026-03-31
Invitation Homes Inc.
filed 2026-04-30
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			March 31, 2026
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of April 29, 2026, there were 594,041,956 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I — Financial Information
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item	4.	Controls and Procedures	64

PART II — Other Information
Item	1.	Legal Proceedings	65
Item	1A.	Risk Factors	65
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item	3.	Defaults Upon Senior Securities	65
Item	4.	Mine Safety Disclosures	65
Item	5.	Other Information	66
Item	6.	Exhibits	67

Signatures			69

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, federal, state, and local laws, regulations, executive actions, and policy initiatives, competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence (“AI”), risks related to our indebtedness, risks related to the potential negative impact of fluctuating global and United States economic conditions (including inflation and imposition or increase of tariffs and trade restrictions by the United States and foreign countries), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

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

PART I
ITEM 1. FINANCIAL STATEMENTS

INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,964,675	$4,986,353
Building and improvements	17,794,164	17,789,827
	22,758,839	22,776,180
Less: accumulated depreciation	(5,643,977)	(5,501,558)
Investments in single-family residential properties, net	17,114,862	17,274,622
Cash and cash equivalents	114,129	129,971
Restricted cash	258,850	224,894
Goodwill	314,154	258,207
Investments in unconsolidated joint ventures	250,572	254,561
Other assets, net	648,574	538,035
Total assets	$18,701,141	$18,680,290

Liabilities:
Secured debt, net	$1,384,686	$1,384,114
Unsecured notes, net	4,400,877	4,398,921
Term loan facilities, net	2,456,807	2,451,985
Revolving facility	560,000	145,000
Accounts payable and accrued expenses	257,455	230,350
Resident security deposits	187,066	184,536
Other liabilities	325,587	317,492
Total liabilities	9,572,478	9,112,398
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 593,981,591 and 610,788,732 outstanding as of March 31, 2026 and December 31, 2025, respectively	5,940	6,108
Additional paid-in capital	10,696,063	11,128,590
Accumulated deficit	(1,629,420)	(1,610,981)
Accumulated other comprehensive income	18,451	6,415
Total stockholders’ equity	9,091,034	9,530,132
Non-controlling interests	37,629	37,760
Total equity	9,128,663	9,567,892
Total liabilities and equity	$18,701,141	$18,680,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Rental revenues and other property income	$670,515	$653,071
Management fee revenues	19,852	21,408
Homebuilding revenues	43,745	—
Total revenues	734,112	674,479

Expenses:
Property operating and maintenance	251,134	237,449
Property management expense	39,325	36,739
Homebuilding cost of sales	39,134	—
General and administrative	32,319	29,518
Interest expense	95,313	84,254
Depreciation and amortization	193,142	183,146
Casualty losses, impairment, and other	4,345	4,683
Total expenses	654,712	575,789

Gain on sale of property, net of tax	87,094	71,666
Losses from investments in unconsolidated joint ventures	(3,085)	(5,218)
Other, net	(2,344)	1,144

Net income	161,065	166,282
Net income attributable to non-controlling interests	(557)	(537)

Net income attributable to common stockholders	160,508	165,745
Net income available to participating securities	(708)	(228)

Net income available to common stockholders — basic and diluted (Note 12)	$159,800	$165,517

Weighted average common shares outstanding — basic	605,997,344	612,777,606
Weighted average common shares outstanding — diluted	606,233,573	613,361,880

Net income per common share — basic	$0.26	$0.27
Net income per common share — diluted	$0.26	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$161,065	$166,282

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	14,770	(18,958)
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(2,689)	(10,787)
Other comprehensive income (loss)	12,081	(29,745)
Comprehensive income	173,146	136,537
Comprehensive income attributable to non-controlling interests	(602)	(441)

Comprehensive income attributable to common stockholders	$172,544	$136,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2026 and 2025
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	610,788,732	$6,108	$11,128,590	$(1,610,981)	$6,415	$9,530,132	$37,760	$9,567,892
Net income	—	—	—	160,508	—	160,508	557	161,065
Total other comprehensive income	—	—	—	—	12,036	12,036	45	12,081
Dividends and dividend equivalents declared ($0.30 per share)	—	—	—	(178,947)	—	(178,947)	—	(178,947)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,058)	(1,058)
Repurchases of common stock	(17,101,046)	(171)	(438,948)	—	—	(439,119)	—	(439,119)
Issuance of common stock — settlement of RSUs, net of tax	293,905	3	(3,954)	—	—	(3,951)	—	(3,951)
Share-based compensation expense	—	—	10,375	—	—	10,375	325	10,700
Balance as of March 31, 2026	593,981,591	$5,940	$10,696,063	$(1,629,420)	$18,451	$9,091,034	$37,629	$9,128,663

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	612,605,478	$6,126	$11,170,597	$(1,480,928)	$60,969	$9,756,764	$35,745	$9,792,509
Net income	—	—	—	165,745	—	165,745	537	166,282
Total other comprehensive loss	—	—	—	—	(29,649)	(29,649)	(96)	(29,745)
Dividends and dividend equivalents declared ($0.29 per share)	—	—	—	(178,788)	—	(178,788)	—	(178,788)
Distributions to non-controlling interests	—	—	—	—	—	—	(601)	(601)
Issuance of common stock — settlement of RSUs, net of tax	278,433	3	(4,803)	—	—	(4,800)	—	(4,800)
Share-based compensation expense	—	—	9,159	—	—	9,159	998	10,157
Balance as of March 31, 2025	612,883,911	$6,129	$11,174,953	$(1,493,971)	$31,320	$9,718,431	$36,583	$9,755,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$161,065	$166,282

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,142	183,146
Share-based compensation expense	10,700	10,157
Amortization of deferred financing costs	8,052	4,982
Amortization of debt discounts	900	781
Provisions for impairment	469	63
Gain on sale of property, net of tax	(87,094)	(71,666)
Change in fair value of derivative instruments	541	(3,731)
Losses from investments in unconsolidated joint ventures, net of operating distributions	5,257	5,880
Other non-cash amounts included in net income	4,499	1,062
Changes in operating assets and liabilities:
Other assets, net	(24,450)	(28,033)
Accounts payable and accrued expenses	20,047	23,689
Resident security deposits	2,530	2,818
Other liabilities	(2,611)	5,086
Net cash provided by operating activities	293,047	300,516

Investing Activities:
Acquisition and initial renovations of single-family residential properties	(71,552)	(193,394)
Other capital expenditures for single-family residential properties	(57,045)	(50,912)
Proceeds from sale of single-family residential properties	185,161	162,672
Acquisition of homebuilding platform (Note 16)	(91,076)	—
Investments in land and construction in progress	(8,879)	—
Investments in unconsolidated joint ventures	(3,677)	(10,460)
Non-operating distributions from unconsolidated joint ventures	2,409	4,303
Fundings of construction loans	(10,063)	—
Other investing activities	2,438	(26,433)
Net cash used in investing activities	(52,284)	(114,224)

Financing Activities:
Payment of dividends and dividend equivalents	(184,518)	(178,241)
Distributions to non-controlling interests	(639)	(601)
Repurchases of common stock	(447,210)	—
Payment of taxes related to net share settlement of RSUs	(3,951)	(4,800)
Payments on secured debt	—	(2,787)
Proceeds from revolving facility	415,000	100,000
Payments on revolving facility	—	(200,000)
Deferred financing costs paid	—	(255)
Other financing activities	(1,331)	(671)
Net cash used in financing activities	(222,649)	(287,355)

Change in cash, cash equivalents, and restricted cash	18,114	(101,063)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	354,865	419,693
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$372,979	$318,630

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$101,751	$91,627
Interest capitalized as investments in single-family residential properties, net	172	770
Cash paid for (refund of) income taxes	78	(37)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,168	1,012
Financing cash flows from finance leases	1,331	671

Non-cash investing and financing activities:
Transfer of residential property, net to other assets, net for held for sale assets	$77,800	$30,771
Accrued residential property capital improvements at period end	5,445	8,618
Accrued renovation improvements at period end	617	954
Reclassification of construction in progress to residential property	760	—
Contingent consideration recognized for acquisition of homebuilding platform (Note 16)	8,500	—
Dividends declared but not paid at period end	179,322	177,963
Change in other comprehensive income (loss) from cash flow hedges	11,540	(26,014)
ROU assets obtained in exchange for operating lease liabilities	3,094	2,741
ROU assets obtained in exchange for finance lease liabilities	5,545	178

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”), organized under the laws of Maryland, that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. As of March 31, 2026, we wholly own 85,970 homes for lease, jointly own 8,016 homes for lease, and provide professional third-party property and asset management services for an additional 15,759 homes.
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of March 31, 2026, INVH owns 99.6% of the common OP Units directly and through Invitation Homes OP GP LLC, a wholly owned subsidiary of INVH (the “General Partner”), and INVH has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, and the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to overall fluctuating global and United States economic conditions (including inflation, elevated interest rates, political dissension, and labor shortfalls), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. In addition, our business is subject to risks arising from legislative and regulatory initiatives at the federal, state, and local levels addressing residential housing supply and availability, including increased scrutiny of institutional ownership of single-family rental housing and proposals that could restrict or otherwise affect the acquisition, ownership, or operation of single-family residential rental properties.
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
Reclassifications
For the three months ended March 31, 2025, we combined the $221 balance from losses on investments in equity and other securities, net, into other, net to conform to our current presentation on the condensed consolidated statements of operation. The reclassification had no effect on total reported net income for the comparative periods.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table summarizes prior year balances that were reclassified to conform to our current presentation on the condensed consolidated statements of cash flows. The reclassifications had no effect on total reported operating, investing, or financing activities for the comparative periods.

For the Three Months Ended March 31,
2025
Operating Activities:
Losses on investments in equity and other securities, net(1)	$221
Investing Activities:
Deposits for acquisition of single-family residential properties(2)	4,659
Initial renovations to single-family residential properties(2)	(7,209)
Investments in equity securities(3)	(1,053)

(1)Reclassified into other non-cash amounts included in net income.
(2)Reclassified into acquisition and initial renovation of single-family residential properties.
(3)Reclassified into other investing activities.
Accounting Policies
There have been no changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows the election of a practical expedient when estimating credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. In developing reasonable and supportable forecasts, the practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The updated standard was effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The amendments should be applied on a prospective basis. We have elected to apply the practical expedient, and this ASU did not have a material impact on our condensed consolidated financial statements and disclosures.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing prescriptive project stage guidance and introducing a principles-based capitalization threshold. The ASU requires entities to begin capitalizing internal-use software costs when (1) management has authorized and committed to funding the software project and (2) it is probable the project will be completed and the software will be used to perform the function intended. The amendment also introduces a requirement to evaluate significant development uncertainty with the development activities of the software. The updated standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments may be applied on a prospective, modified, or retrospective basis. We are currently evaluating the impact of this ASU on our condensed consolidated financial statements and disclosures.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270, specifies the form and content of interim financial statements, compiles a comprehensive list of existing interim disclosures required by GAAP, and introduces a disclosure principle requiring entities to report events since year end that have a material impact. The updated standard is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments should be applied on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our interim condensed consolidated financial statements and disclosures.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	March 31, 2026	December 31, 2025
Land	$4,964,675	$4,986,353
Single-family residential property	17,054,467	17,049,737
Capital improvements	593,616	594,422
Equipment	146,081	145,668
Total gross investments in the properties	22,758,839	22,776,180
Less: accumulated depreciation	(5,643,977)	(5,501,558)
Investments in single-family residential properties, net	$17,114,862	$17,274,622

As of March 31, 2026 and December 31, 2025, the carrying amount of the residential properties above includes $147,941 and $148,650, respectively, of capitalized acquisition costs (excluding purchase price), along with $78,645 and $79,124, respectively, of capitalized interest, $31,232 and $31,493, respectively, of capitalized property taxes, $5,095 and $5,138, respectively, of capitalized insurance, and $3,737 and $3,758, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended March 31, 2026 and 2025, we recognized $184,923, and $179,063, respectively, of depreciation expense related to the components of the properties, and $5,806, and $4,083, respectively, of depreciation and amortization related to corporate fixed assets. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, impairments totaling $469, and $63, respectively, have been recognized and are included in casualty losses, impairment, and other on the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown on the condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$114,129	$129,971
Restricted cash	258,850	224,894
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$372,979	$354,865
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
The balances of our restricted cash accounts are set forth in the table below. As of March 31, 2026 and December 31, 2025, no amounts were funded to the insurance accounts as the conditions specified in the Secured Debt loan agreements that require such funding did not exist.

	March 31, 2026	December 31, 2025
Resident security deposits	$187,462	$184,883
Tax deferred property exchange deposits	49,677	23,346
Property taxes	10,337	4,079
Collections	6,859	8,177
Letters of credit	2,532	2,510
Capital expenditures	1,707	1,623
Special and other reserves	276	276
Total	$258,850	$224,894
Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting, as of March 31, 2026 and December 31, 2025:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Pathway Property Company(1)	100.0%	854	853	$110,422	$111,811
2020 Rockpoint JV(1)	20.0%	2,605	2,605	33,635	36,885
Upward America JV(2)	7.2%	3,720	3,720	32,322	32,292
Pathway Operating Company(3)	15.0%	N/A	N/A	26,854	26,948
FNMA(4)(5)	10.0%	311	320	16,768	17,280
2024 Peregrine JV(6)	30.0%	119	119	15,935	16,073
2022 Rockpoint JV(1)	16.7%	407	389	14,636	13,272
Total				$250,572	$254,561

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, Tennessee, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
(4)Owns homes within the Western United States.
(5)During the year ended December 31, 2025, our share of income increased from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement.
(6)Owns homes in markets within the Southeast United States and Florida.
Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $101,058 as of March 31, 2026.

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
We recorded net losses from these investments for the three months ended March 31, 2026 and 2025, totaling $3,085, and $5,218, respectively, which are included in losses from investments in unconsolidated joint ventures on the condensed consolidated statements of operations.
We earn property and/or asset management fees from each of the joint ventures (except the Pathway Operating Company investment), and these fees are related party transactions. For the three months ended March 31, 2026 and 2025, we earned $6,296, and $6,162, respectively, of management fees from these related parties which are included in management fee revenues on the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, management fee receivables from our related parties totaled $1,962 and $1,884, respectively. (See Note 6 for additional information regarding total management fee revenues.)
Note 6—Other Assets
As of March 31, 2026 and December 31, 2025, the balances in other assets, net are as follows:

	March 31, 2026	December 31, 2025
Receivables, net:
Rent receivables	$28,642	$31,772
Homebuilding receivables and contract assets	28,237	—
Construction and development loan receivables	15,412	6,032
Other receivables	16,854	28,407
Total receivables, net	89,145	66,211
Prepaid expenses	81,790	56,278
Held for sale assets(1)	77,111	58,563
Investments in equity and other securities	63,605	63,122
Intangible assets other than goodwill	57,015	19,428
Corporate fixed assets, net	56,388	56,613
Investments in debt securities, net	55,060	54,972
ROU lease assets — operating and finance, net	52,230	45,949
Land and construction in progress	31,536	23,839
Amounts deposited and held by others	23,321	39,419
Derivative instruments (Note 8)	23,448	14,354
Other	37,925	39,287
Total	$648,574	$538,035

(1)As of March 31, 2026 and December 31, 2025, 320 and 278 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Rent Receivables
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended March 31, 2026 and 2025, rental revenues and other property income includes $43,983 and $43,680 of variable lease payments, respectively.
Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of March 31, 2026 are as follows:

Year	Lease Payments to be Received
Remainder of 2026	$1,325,380
2027	447,351
2028	19,122
2029	—
2030	—
Thereafter	—
Total	$1,791,853
Homebuilding Receivables and Contract Assets
Homebuilding revenues and the corresponding receivables relate to performance obligations associated with the construction of residential properties for third‑party fee-build customers. These fee‑build contracts are generally structured as either fixed‑price arrangements, which include the contract fee, or cost‑plus‑fee arrangements, with fees determined as a percentage of costs incurred. Performance obligations are satisfied over time, and revenue is recognized as progress is made toward completion of the underlying contractual obligations. The determination of total expected costs requires the application of professional judgment and estimates, including labor, materials, and other direct and indirect costs necessary to satisfy the related performance obligations. We believe this revenue recognition approach appropriately reflects the transfer of control to the customer.
Construction in progress is included as a component of homebuilding receivables and contract assets and represents capitalized direct construction costs incurred on a project that have not yet been billed. As of March 31, 2026, construction in progress totaled $5,742, and there were no construction in progress as of December 31, 2025.
In fulfilling our performance obligations, we engage subcontractors and incur other direct costs on behalf of our customers. These costs are reimbursable and, in accordance with GAAP, are included in both homebuilding revenues and homebuilding cost of sales on the condensed consolidated statements of operations. For the three months ended March 31, 2026, we recognized total homebuilding revenues of $43,745.
Homebuilding receivables represent amounts billed to customers that have not yet been collected and reflect our unconditional right to cash. Customer payments are typically received within 30 to 45 days of billing. As of March 31, 2026, homebuilding receivables totaled $19,401, and there were no homebuilding receivables as of December 31, 2025.
Revenue recognition may not align with billing or cash collections due to contractual billing terms, including advance billings and billings based on the completion of work, and may result in contract assets or contract liabilities. Contract assets primarily arise when revenue is recognized in advance of billings, in accordance with contract terms, and are reclassified to accounts receivable when our right to consideration becomes unconditional. As of March 31, 2026, contract assets totaled $3,094, and there were no contract assets as of December 31, 2025.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Contract liabilities primarily arise from advance billings, as permitted under contract terms, or payments received prior to the satisfaction of the related performance obligations and are recognized as revenue as we fulfill our performance obligations. These amounts are included in other liabilities on the condensed consolidated balance sheets. As of March 31, 2026, contract liabilities totaled $480, and there were no contract liabilities as of December 31, 2025.
Remaining performance obligations represent contracted revenue not yet recognized, including unearned revenue and unbilled amounts to be recognized in future periods. As of March 31, 2026, we allocated $328,431 of transaction price to unsatisfied or partially satisfied performance obligations. Approximately 50% is expected to be recognized within the next twelve months, with the remaining amount recognized over the next two to three years.
Construction and Development Loan Receivables
Construction and development loan receivables represent loans provided by us to third‑party customers to finance construction projects for the development of single-family residential properties. These loans are generally advanced throughout the life of the construction project and are secured by the underlying construction projects, including the related real estate assets under construction. The loan receivables are recorded at their outstanding principal balance, which includes funded loan advances and accrued interest, as applicable. The carrying amount of the loan receivables is net of deferred loan origination fees and costs, which are amortized over the life of the loan using the effective interest method. As of March 31, 2026, we have funded $16,895 on four loans with remaining commitments totaling $155,849.
Other Receivables
Other receivables consist primarily of receivables for property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5), and other miscellaneous receivables. Our property and asset management services include resident support, maintenance, marketing, and administrative functions. As of March 31, 2026 and 2025, we provided property and asset management services for 23,775 and 24,996 homes, respectively, of which 8,016 and 7,660 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended March 31, 2026 and 2025, we earned management fees totaling $19,852 and $21,408, respectively. These revenues are included in management fee revenues on the condensed consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of March 31, 2026 and December 31, 2025, the values of our investments in equity and other securities are as follows:

	March 31, 2026	December 31, 2025
Investments without a readily determinable fair value	$62,991	$62,296
Investments with a readily determinable fair value	614	826
Total	$63,605	$63,122
The components of gains (losses) on investments in equity and other securities, net, included in other, net on the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
	2026	2025
Net unrealized losses on investments still held at the reporting date — with a readily determinable fair value	$(213)	$(221)
Total	$(213)	$(221)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Intangible Assets other than Goodwill
The following table presents the gross carrying amount and accumulated amortization, calculated using the straight‑line method over the estimated useful lives, in total and by major class of intangible assets, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships(1)	$32,000	$(1,529)	$30,471	4 — 5 years
Trade name(1)	8,000	(215)	7,785	8 years
Property and asset management contracts	24,244	(5,485)	18,759	5 — 10 years
Total	$64,244	$(7,229)	$57,015

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Property and asset management contracts	$24,244	$(4,816)	$19,428	5 — 10 years

(1)We recorded $40,000 of intangible assets in connection with the acquisition of ResiBuilt (as defined in Note 16) in January 2026.

Amortization expense totaled $2,413 and $669 for the three months ended March 31, 2026 and 2025, respectively. The expected future amortization expense for intangible assets as of March 31, 2026 are as follows:

Year	Amortization
Remainder of 2026	$8,090
2027	10,787
2028	10,787
2029	10,329
2030	6,985
Thereafter	10,037
Total	$57,015
Investments in Debt Securities, net
In connection with our Secured Debt (as defined in Note 7), we have retained and purchased certificates totaling $55,060, net of unamortized discounts of $439 as of March 31, 2026. These investments in debt securities are classified as held to maturity investments. As of March 31, 2026, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in one year.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$34,201	$18,029	$32,133	$13,816
Other liabilities (Note 14)	37,985	17,726	35,494	13,512
Weighted average remaining lease term	8.8 years	3.2 years	9.1 years	3.1 years
Weighted average discount rate	5.7%	5.8%	5.7%	5.9%
Land and Construction in Progress
We hold investments in land held for potential future construction and have incurred costs for construction in progress for single‑family homes that we intend to own and lease upon completion of development activities.
Other
Other is primarily comprised of net deferred financing costs and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of internally developed software. In connection with the Revolving Facility (as defined in Note 7), we incurred $25,626 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. As of March 31, 2026 and December 31, 2025, the unamortized balances of these deferred financing costs are $15,628 and $17,230, respectively.
Note 7—Debt
Secured Debt
The following table sets forth a summary of our secured debt as of March 31, 2026 and December 31, 2025:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
IH 2017-1(2)(3)	April 28, 2017	June 9, 2027	4.23%	$987,574	$987,486
IH 2019-1(4)	June 7, 2019	June 9, 2031	3.59%	400,386	400,386
Total Secured Debt				1,387,960	1,387,872
Less: deferred financing costs, net				(3,274)	(3,758)
Total				$1,384,686	$1,384,114

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
(3)Net of unamortized discount of $439 and $527 as of March 31, 2026 and December 31, 2025, respectively.

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
As of March 31, 2026 and December 31, 2025, a total of 8,891 homes, with a gross book value of $1,937,379 and $1,929,649, respectively, and a net book value of $1,301,990 and $1,311,955, respectively, are pledged pursuant to the Secured Debt. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. In addition, four times after the first anniversary of the closing date, the IH 2019-1 Borrower Entity has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the loan in order to bring the loan-to-value ratio back in line with the loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
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
The retained certificates, net of discount, total $55,060 and $54,972 as of March 31, 2026 and December 31, 2025, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).

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
Prepayments
Prepayments of Secured Debt are generally not permitted under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance premium if prepayment occurs before specified dates. For IH 2017-1 and IH 2019-1, prepayments on or before December 2026 or June 2030, respectively, will require a yield maintenance premium. For the three months ended March 31, 2026, we made no voluntary or mandatory prepayments under the terms of the loan agreements. For the three months ended March 31, 2025, we made $2,787 of voluntary and mandatory prepayments under the terms of the loan agreements.
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
The following table sets forth a summary of our Unsecured Notes as of March 31, 2026 and December 31, 2025:

	Interest Rate(1)	March 31, 2026	December 31, 2025
Total Unsecured Notes, net(2)	2.00% — 5.50%	$4,427,168	$4,426,356
Deferred financing costs, net		(26,291)	(27,435)
Total		$4,400,877	$4,398,921

(1)Represents the range of contractual rates in place as of March 31, 2026.
(2)Net of unamortized discount of $22,832 and $23,644 as of March 31, 2026 and December 31, 2025, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
During the three months ended March 31, 2026 and 2025, no Unsecured Notes were issued.

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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of March 31, 2026 and December 31, 2025:

	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
2024 Term Loan Facility(1)(2)	September 9, 2028	4.51%	$1,750,000	$1,750,000
2022 Term Loan Facility(3)(4)	April 28, 2028	4.51%	725,000	725,000
Total Term Loan Facilities			2,475,000	2,475,000
Less: deferred financing costs, net			(18,193)	(23,015)
Term Loan Facilities, net			$2,456,807	$2,451,985

Revolving Facility(1)(2)(5)	September 9, 2028	4.44%	$560,000	$145,000

(1)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on the weighted average spread over a published forward-looking SOFR for the interest period relevant to such borrower (“Term SOFR”), plus an applicable margin. As of March 31, 2026, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 3.66%. On February 4, 2026, we entered into an amendment to the Credit Facility whereby Term SOFR is no longer subject to a 0.10% credit spread adjustment.
(2)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR plus the applicable margin. As of March 31, 2026, the applicable margin was 0.85% and Term SOFR was 3.66%.
(4)If we exercise the two one year extension options, the maturity date will be April 28, 2030.
(5)As of March 31, 2026, $1,190,000 of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants.
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

The margins for the Term Loan Facilities and the Revolving Facility are as follows:

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of March 31, 2026:

Year	Secured Debt	Unsecured Notes	Term Loan Facilities(1)(2)	Revolving Facility(1)(3)	Total
2026	$—	$—	$—	$—	$—
2027	988,013	—	—	—	988,013
2028	—	750,000	2,475,000	560,000	3,785,000
2029	—	—	—	—	—
2030		450,000			450,000
Thereafter	400,386	3,250,000	—	—	3,650,386
Total	1,388,399	4,450,000	2,475,000	560,000	8,873,399
Less: deferred financing costs, net	(3,274)	(26,291)	(18,193)	—	(47,758)
Less: unamortized debt discount	(439)	(22,832)	—	—	(23,271)
Total	$1,384,686	$4,400,877	$2,456,807	$560,000	$8,802,370

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
The table below summarizes our interest rate swap instruments as of March 31, 2026:

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

During the three months ended March 31, 2026 and 2025, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $9,782 will be reclassified to earnings as a decrease in interest expense.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	March 31, 2026	December 31, 2025	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$23,448	$14,354	Other liabilities	$170	$2,616

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	—	Other liabilities	—	—
Total		$23,448	$14,354		$170	$2,616
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of March 31, 2026 and December 31, 2025:

	March 31, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$23,448	$—	$23,448	$—	$—	$23,448
Offsetting liabilities:
Derivatives	$170	$—	$170	$—	$—	$170

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
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended March 31,			For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2026	2025		2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$14,770	$(18,958)	Interest expense	$2,689	$10,787	$95,313	$84,254
During the three months ended March 31, 2026 and 2025, we did not recognize any gains or losses related to derivative instruments, as there were no undesignated instruments outstanding during those periods.
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of March 31, 2026, the fair value of certain derivatives in a net liability position was $170. If we had breached any of these provisions at March 31, 2026, we could have been required to settle the obligations under the agreements at their termination value, which includes accrued interest and excludes the nonperformance risk related to these agreements, of $181.
Note 9—Stockholders’ Equity
As of March 31, 2026, we have 593,981,591 shares of common stock issued and outstanding. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of March 31, 2026, 2,196,519 OP Units are outstanding, of which 225,010 are not currently redeemable.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

During the three months ended March 31, 2026 and 2025, we issued 293,905 and 278,433, shares of common stock, respectively. During the three months ended March 31, 2026, we repurchased 17,101,046 shares of common stock.
Share Repurchase Programs
From time to time, our board of directors may authorize share repurchase programs through open market purchases or negotiated transactions, including through Rule 10b5-1 plans. Repurchases under share repurchase programs are made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased depends on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities. Unless otherwise specified, share repurchase programs do not have an expiration date. Under Maryland law, our state of incorporation, there is no concept of treasury shares. Therefore, any shares we repurchase are immediately retired and revert to authorized but unissued status upon settlement.
On October 28, 2025, our board of directors authorized repurchases of shares of our common stock up to an aggregate purchase price of $500,000. During the three months ended March 31, 2026, we completed this initial authorization by repurchasing 17,101,046 shares of our common stock for a total cost of $439,119, including legal fees and commissions.
On April 27, 2026, our board of directors authorized a new share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500,000 (see Note 17).
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three months ended March 31, 2026 and 2025, we did not sell any shares of common stock under the ATM Equity Program. As of March 31, 2026, $1,150,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2025 through March 31, 2026:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q1-2026	December 23, 2025	$0.30	January 16, 2026	$183,855
Q4-2025	September 25, 2025	0.29	October 17, 2025	178,016
Q3-2025	June 26, 2025	0.29	July 18, 2025	178,020
Q2-2025	March 27, 2025	0.29	April 17, 2025	177,963
Q1-2025	December 26, 2024	0.29	January 17, 2025	177,839
On March 12, 2026, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on March 26, 2026, resulting in a $179,322 dividend payment on April 17, 2026 (see Note 17). This dividend payment is accrued in other liabilities on our March 31, 2026 condensed consolidated balance sheet.

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
Share-based awards in connection with our annual long term incentive plan (“LTIP”) may be issued in the form of time vesting, performance based vesting, and/or market based vesting restricted stock units (“RSUs”) or, in certain cases, partnership ownership units (“LTIP OP Units”). Historically, we also issued Outperformance Awards (defined below). Time-vesting RSUs are participating securities for earnings (loss) per share (“EPS”) purposes, and performance and/or market based RSUs and LTIP OP Units (“PRSUs”) and Outperformance Awards are not. For a detailed discussion of share-based awards issued prior to January 1, 2026, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.
Share-Based Awards
The following summarizes our share-based award activity during the three months ended March 31, 2026.
Annual LTIP Awards:
•Annual LTIP Awards Granted: During the three months ended March 31, 2026, we granted 1,479,235 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market-based vesting conditions, and/or performance-based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the three months ended March 31, 2026, certain PRSUs did not achieve performance criteria, resulting in the cancellation of 213,382 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Award Activity:
•Retention Awards: During the three months ended March 31, 2026, we granted 968,111 employment awards in the form of time-vesting RSUs that vest in installments, with 65% vesting on the third and 35% vesting on the fourth anniversary of March 1, 2026, and we granted 334,033 time-vesting RSU employment awards that vest on March 1, 2029.
Outperformance Awards
On April 1, 2022, the Compensation Committee granted equity based awards with market based vesting conditions in the form of PRSUs (the “2022 Outperformance Awards”). The 2022 Outperformance Awards included market based vesting conditions related to rigorous absolute and relative total shareholder returns (“TSRs”) over a three year performance period that ended on March 31, 2025.
In April 2025, upon completion of the performance period, the absolute and relative TSR components were separately calculated, and the Compensation Committee certified achievement of the absolute TSR at 0% and the relative TSR at 50%. The number of earned 2022 Outperformance Awards was then determined based on the earned dollar value of the awards

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(overall 25% achievement) and the closing stock price on the performance certification date, resulting in 177,336 earned RSUs and 256,858 earned LTIP OP Units. Earned awards vested 50% on the certification date in April 2025, and the remaining 50% vested on March 31, 2026, subject to continued employment. During the three months ended March 31, 2026, 6,402 earned LTIP OP Units were forfeited.
The aggregate $17,100 grant-date fair value of the 2022 Outperformance Awards that were earned was determined based on a Monte-Carlo option pricing model which estimated the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period. During the three months ended March 31, 2026, 2022 Outperformance Awards with an estimated fair value of $8,100 vested.
Summary of Total Share-Based Awards
The following table summarizes activity related to share-based awards, other than Outperformance Awards, during the three months ended March 31, 2026:

	Time-Vesting Awards		Performance and/or Market Vesting Awards		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2025	742,824	$33.74	1,492,002	$37.06	2,234,826	$35.96
Granted	1,801,995	26.34	979,384	29.27	2,781,379	27.37
Vested(2)	(248,450)	(33.26)	(197,231)	(29.81)	(445,681)	(31.73)
Forfeited / canceled	(17,690)	(33.83)	(253,913)	(31.83)	(271,603)	(31.96)
Balance, March 31, 2026	2,278,679	$27.94	2,020,242	$34.65	4,298,921	$31.09

(1)Total share-based awards excludes Outperformance Awards.
(2)Vested share-based awards issued in shares of common stock are included in basic EPS for the periods after each award’s vesting date, and vested share-based awards issued in the form LTIP OP Units are included as a component of non-controlling interest for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the three months ended March 31, 2026 was $21,121. During the three months ended March 31, 2026, 10,327 RSUs, respectively, were accelerated pursuant to the terms and conditions of the Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the three months ended March 31, 2026:

For the Three Months Ended March 31, 2026
Expected volatility(1)	18.51% — 21.12%
Risk-free rate	3.43%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Compensation Expense
During the three months ended March 31, 2026 and 2025, we recognized share-based compensation expense as follows:

	For the Three Months Ended March 31,
	2026	2025
General and administrative	$7,774	$8,506
Property management expense	2,926	1,651
Total	$10,700	$10,157
As of March 31, 2026, there is 94,537 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.51 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of March 31, 2026 and December 31, 2025, refer to Note 6.
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of March 31, 2026 and December 31, 2025:

		March 31, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$55,060	$54,664	$54,972	$54,615

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$4,127,168	$3,888,095	$4,126,356	$3,994,910
IH 2017-1(3)	Level 2	987,574	973,152	987,486	972,278
Unsecured Notes — private placement(4)	Level 2	300,000	266,517	300,000	267,537
IH 2019-1(5)	Level 3	400,386	372,784	400,386	374,136
Term Loan Facilities(6)	Level 3	2,475,000	2,476,616	2,475,000	2,483,014
Revolving Facility(7)	Level 3	560,000	560,429	145,000	145,624

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $22,832 and $23,644 of unamortized discount and excludes $25,494 and $26,595 of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(3)The carrying values of IH 2017-1 includes $439 and $527 of unamortized discount and excludes $2,149 and $2,579 of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $797 and $840 of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
(5)The carrying value of the IH 2019-1 excludes $1,125 and $1,179 of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
(6)The carrying values of the Term Loan Facilities exclude $18,193 and $23,015 of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.
(7)The carrying value of the Revolving Facility excludes $15,628 and 17,230 deferred financing costs as of March 31, 2026 and December 31, 2025, respectively, which are classified in other assets, net (see Note 6).
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of March 31, 2026:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Debt — IH 2019-1	$372,784	Discounted Cash Flow	Effective Rate	5.10%
Term Loan Facilities	2,476,616	Discounted Cash Flow	Effective Rate	4.26%	—	4.52%
Revolving Facility	560,429	Discounted Cash Flow	Effective Rate	4.19%	—	4.45%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended March 31,
	2026	2025
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$2,696	$627
Total impairments	(469)	(63)
Fair value	$2,227	$564
We did not record any impairments for our investments in single-family residential properties, net held for use during the three months ended March 31, 2026 and 2025. For additional information related to our single-family residential properties as of March 31, 2026 and December 31, 2025, refer to Note 3.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended March 31,
	2026	2025
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$159,800	$165,517

Denominator:
Weighted average common shares outstanding — basic	605,997,344	612,777,606
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	236,229	584,274
Weighted average common shares outstanding — diluted	606,233,573	613,361,880

Net income per common share — basic	$0.26	$0.27
Net income per common share — diluted	$0.26	$0.27
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended March 31, 2026 and 2025, 129,740 and 471,310 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the three months ended March 31, 2026 and 2025, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of March 31, 2026 and December 31, 2025, we have not recorded any deferred tax assets and liabilities or unrecognized tax benefits. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee, which are included in other liabilities on the condensed consolidated balance sheet, as of March 31, 2026, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2026	$4,188	$5,096
2027	6,188	6,304
2028	5,608	4,436
2029	5,049	3,203
2030	4,651	422
Thereafter	23,461	—
Total lease payments	49,145	19,461
Less: imputed interest	(11,160)	(1,735)
Total lease liability	$37,985	$17,726
The components of lease expense for the three months ended March 31, 2026 and 2025 are as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost:
Fixed lease cost	$1,576	$1,292
Variable lease cost	566	336
Total operating lease cost	$2,142	$1,628

Finance lease cost:
Amortization of ROU assets	$1,536	$940
Interest on lease liabilities	241	128
Total finance lease cost	$1,777	$1,068

New-Build Commitments
As of March 31, 2026, we have entered into binding development and purchase agreements with third parties for the acquisition of 384 homes over the next two years. Remaining commitments under these agreements total approximately $120,000 as of March 31, 2026.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of March 31, 2026, there are no material contingent liabilities related to uninsured losses with respect to our properties.

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
Note 15—Segment Reporting
Our principal business is investment in, development of, and management of single-family residential properties for lease. As of March 31, 2026, we wholly own 85,970 homes for lease, jointly own 8,016 homes for lease, and provide professional third-party property and asset management services for an additional 15,759 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
Our Chief Executive Officer is our chief operating decision maker (“CODM”). We concluded that we have one reportable segment based on the way our CODM regularly reviews internally reported financial information to evaluate performance, make operating decisions, and allocate resources at a consolidated level. Net income as reported on our condensed consolidated statements of operations is a primary metric utilized by the CODM to analyze the performance of the segment, including budget versus actual performance, and to allocate resources. The assets of our single reportable segment are reported as total assets on our condensed consolidated balance sheets as our CODM does not use this measure to assess segment performance or to make resource allocation decisions. The accounting policies for the reportable segment are the same as those described in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our condensed consolidated statements of operations. Other expense categories such as property management expense, homebuilding cost of sales, general and administrative, depreciation and amortization, and interest expense are included on our condensed consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Fixed expenses(1)	$136,443	$130,721
Controllable expenses(2)	114,691	106,728
Total property operating and maintenance	$251,134	$237,449

(1)Fixed expenses include the following: property taxes; insurance expense; and HOA expenses.
(2)Controllable expenses include the following: repairs and maintenance; personnel, leasing, and marketing; turnover; and utilities and property administrative.
Note 16—Business Combination
On January 14, 2026, we acquired ResiBuilt Homes, LLC (“ResiBuilt”), a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets. The acquisition is a natural extension of our business and supports our growth strategy by adding homebuilding capabilities to our platform.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and INVH was designated as the accounting acquirer. The assets acquired, intangible assets identified, and liabilities assumed were recorded at their respective fair values as of January 14, 2026 (the “Acquisition Date”). For the assets acquired and liabilities assumed that comprise net working capital, the carrying amounts approximate fair value due to their short‑term maturity. The estimated fair value of the all cash consideration totaled $99,576, inclusive of up to $7,500 in potential incentive-based earn-out payments tied to third-party fee-build performance. Subsequent to the Acquisition Date, our condensed consolidated financial statements reflect these fair value adjustments and include the combined results of operations. Because INVH was designated as the accounting acquirer, our historical financial statements for periods prior to the Acquisition Date represent only the historical financial information of INVH and its consolidated subsidiaries. As we have determined that the acquisition did not have a significant impact to our condensed consolidated financial statements, no pro forma disclosures are required.
The allocation of the total purchase price was as follows:

Consideration transferred(1)	$99,576

Assets acquired:
Other assets(2)(3)	65,238

Liabilities assumed:
Accounts payable and accrued expenses(4)	(11,010)
Other liabilities(5)	(10,599)
Net assets acquired	43,629

Goodwill	$55,947

(1)Inclusive of up to $7,500 in potential incentive-based earn-out payments tied to third-party fee-build performance. The contingent consideration was recognized at fair value as of the Acquisition Date, classified as a liability, and designated as Level 3 in the fair value hierarchy based on our estimates of future performance, probabilities of achievement, and expected timing of payment. No payments have been made as of March 31, 2026.
(2)Inclusive of $32,000 in customer relationships and $8,000 in trade name recognized at fair value as of the Acquisition Date. Both intangible assets were classified as Level 3 in the fair value hierarchy based on our assumptions related to projected cash flows, customer attrition, royalty rates, and discount rates (see Note 6).
(3)Inclusive of $23,271 in homebuilding receivables, contract assets, and construction in progress (see Note 6).
(4)Represents liabilities assumed in connection with the ongoing operations of the homebuilding platform.
(5)Inclusive of $9,754 in general contract deposits, representing customer payments received prior to the delivery of completed construction projects. These amounts were recorded as liabilities as they relate to performance obligations that have not yet been satisfied.
These allocations represent management’s estimates of fair value, which are preliminary as of March 31, 2026 and are subject to change. The goodwill recorded is primarily attributable to the proprietary business processes and assembled workforce. Goodwill, all of which is assigned to our one reportable segment, totaled $314,154 and $258,207 as of March 31, 2026 and December 31, 2025, respectively, and consists of existing goodwill and goodwill recognized in connection with the acquisition of ResiBuilt. The tax basis of goodwill is equal to its carrying amount.
Homebuilding revenues totaling $43,745 for ResiBuilt were included in the condensed consolidated statement of operations from the Acquisition Date through March 31, 2026.
We incurred $191 in acquisition-related expenses during the three months ended March 31, 2026, which are included in general and administrative on the condensed consolidated statement of operations. Acquisition-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third-party costs.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 17—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2026, for potential recognition or disclosure.
Share Repurchase Program
On April 27, 2026, our board of directors authorized a share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500,000 (see Note 9).
Dividend Payment
On March 12, 2026, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on March 26, 2026, resulting in a $179,322 dividend payment on April 17, 2026 (see Note 9).

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of March 31, 2026, we wholly own 85,970 homes for lease, jointly own 8,016 homes for lease, and provide professional third-party property and asset management services for an additional 15,759 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who count on the ease, flexibility, and savings of leasing. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
We are committed to increasing the supply of quality housing in the markets where we operate. We believe that the United States faces a meaningful shortage of housing, and we are taking steps to address this challenge through multiple channels, including acquiring newly built homes from homebuilders, developing homes through our in-house development arm, and extending financing to experienced developers through our construction lending channel.
On January 14, 2026, we acquired ResiBuilt Homes, LLC (“ResiBuilt”), a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets. The acquisition is a natural extension of our business and supports our growth strategy by adding homebuilding capabilities to our platform. By bringing land development and construction expertise in-house, we gain greater operational control over the development process, enhance cost efficiency, and strengthen our ability to execute on growth opportunities in strategically important markets. We believe this internal development capacity will support our long-term growth strategy by providing a reliable pipeline of purpose-built rental homes tailored to our operational and quality standards.
In May 2025, we launched a developer lending program to selectively provide financing to experienced, successful, and relationship-driven homebuilders for the development of new single-family home communities that may serve as future acquisition opportunities. This initiative is intended to support the creation of new housing supply in markets with strong demand and to complement our traditional property acquisition strategy. Together, these initiatives reflect our broader commitment to expanding housing supply and availability while creating attractive growth opportunities for our business.
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
Impact of Macroeconomic Trends
General economic conditions in the United States have continued to fluctuate in recent quarters. While inflationary pressures have moderated from prior peaks, they remain elevated, and interest rates remain subject to volatility and uncertainty. These factors, together with ongoing uncertainty in financial and capital markets, geopolitical tensions, evolving trade and tariff policies, labor market conditions, and a general decline in consumer confidence could adversely affect (i) our occupancy levels, rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, and (iv) the value of our homes and our business that could cause us to recognize impairments in the value of our tangible assets or goodwill. Broader inflationary pressures and market conditions may contribute to increases in operating costs that are outside of our control, including property taxes, utilities, and insurance costs (including higher premiums and deductibles, more restrictive terms, or reduced availability of coverage), which could adversely affect our results of operations. In addition, consumer confidence and spending may decline in response to changes in fiscal and monetary policy, reductions in income or asset values, and other macroeconomic factors. Labor shortages and inflationary increases in labor and material costs have impacted and may continue to impact certain aspects of our business. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter-tariffs in response could lead to increased costs and supply chain disruptions. Any of these factors could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
The regulatory landscape affecting institutional ownership and acquisition of single-family rental properties continues to evolve. Executive actions, and potential federal and state legislation or regulations, aimed at limiting institutional ownership and acquisition of single-family homes could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations.In addition, expanded tenant-protection and rent regulation requirements (whether enacted or proposed) could increase our operating costs, reduce revenue, limit operational flexibility, and increase litigation and regulatory enforcement risk.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended March 31, 2026 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	7,012	95.1%	$3,254	$1.90	10.7%
Northern California	3,965	97.0%	2,823	1.78	5.4%
Seattle	3,887	96.9%	2,972	1.55	5.5%
Phoenix	9,191	96.2%	2,085	1.22	9.2%
Las Vegas	3,383	95.9%	2,266	1.15	3.7%
Denver	2,999	92.7%	2,636	1.43	3.6%
Western United States Subtotal	30,437	95.8%	2,638	1.50	38.1%

Florida:
South Florida	7,963	94.8%	3,162	1.69	11.7%
Tampa	9,659	94.6%	2,297	1.22	10.8%
Orlando	7,017	94.3%	2,292	1.22	7.7%
Jacksonville	2,147	93.2%	2,204	1.12	2.2%
Florida Subtotal	26,786	94.4%	2,551	1.36	32.4%

Southeast United States:
Atlanta	12,584	95.1%	2,127	1.03	12.7%
Carolinas	6,143	94.1%	2,130	1.01	6.2%
Southeast United States Subtotal	18,727	94.3%	2,138	1.03	18.9%

Texas:
Houston	2,583	92.6%	1,951	0.98	2.4%
Dallas	3,568	92.4%	2,246	1.11	3.8%
Texas Subtotal	6,151	92.2%	2,128	1.06	6.2%

Midwest United States:
Chicago	2,441	94.6%	2,589	1.61	2.9%
Minneapolis	1,028	94.1%	2,483	1.27	1.2%
Midwest United States Subtotal	3,469	94.4%	2,558	1.49	4.1%

Other(5):	400	80.4%	2,048	1.07	0.3%

Total / Average	85,970	94.8%	$2,458	$1.30	100.0%
Same Store Total / Average	78,141	96.3%	$2,474	$1.32	92.7%

(1)As of March 31, 2026.
(2)Represents average occupancy for the three months ended March 31, 2026.
(3)Represents average monthly rent for the three months ended March 31, 2026.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended March 31, 2026.
(5)As of March 31, 2026, represents homes located in San Antonio, Salt Lake City, Austin, and Nashville, outside of our 16 core markets.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property acquisitions and renovations, and financing arrangements. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including inflation, interest rate volatility, political dissension, labor market conditions, disruptions in financial markets (including events affecting financial institutions), evolving regulatory landscape affecting institutional ownership and acquisition of single-family rental properties, and increasing technology and data risks. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (losses) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 70.5% of our rental revenues and other property income during the three months ended March 31, 2026. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
Rental Rates and Occupancy Levels: Rental rates and occupancy levels are primary drivers of rental revenues and other property income. Our rental rates and occupancy levels are affected by macroeconomic factors and local and property-level factors, including market conditions, tenant-protection, rent control, and rent stabilization laws and regulations, seasonality, resident defaults, and the amount of time it takes to prepare a home for its next resident and re-lease homes when residents vacate. An important driver of rental rate growth is our ability to increase monthly rents from expiring leases, which typically have a term of one to two years.
Collection Rates: Our rental revenues and other property income are impacted by the rate at which we collect such revenues from our residents. Despite our efforts to assist residents facing financial hardships who need flexibility to fulfill their lease obligations, a portion of amounts receivable may not ultimately be collected. We may also be constrained in our ability to collect resident receivables due to local ordinances restricting residential lease compliance options. Any amounts billed to residents that have been deemed uncollectible along with our estimate of amounts that may ultimately be uncollectible decrease our rental revenues and other property income. In addition, expanded tenant-protection and rent regulation requirements and other legal restrictions affecting notices, fees, or enforcement remedies could adversely affect collections and increase related operating costs.
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
Property Improvements and Maintenance: Property improvements and maintenance impact capital expenditures, property operating and maintenance expense, and rental revenues. We actively manage our homes on a total portfolio basis to determine what capital and maintenance needs may be required and what opportunities we may have to generate additional revenues or expense savings from such expenditures. As a result of inflationary trends and/or imposition of or increases in tariffs, we may experience, as we have in the past, increased costs for certain materials and services necessary to improve and maintain our homes. We continue to actively manage the impact of these factors on these costs, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally. Our property improvement and maintenance costs could also increase due to severe weather events or other casualty events, as well as increasing insurance premiums, deductibles, or reduced insurance availability.
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
Financing Arrangements: Financing arrangements directly impact our interest expense, our various debt instruments, and our ability to acquire and renovate homes. We have historically utilized indebtedness to fund the acquisition and renovation of new homes. Our current financing arrangements contain financial covenants and other terms and conditions, including variable interest rates in some cases, that are impacted by market conditions. Current macroeconomic conditions may continue to negatively affect volatility, availability of funds, and transaction costs (including interest rates) within financial markets. These factors may also negatively affect our ability to access financial markets as well as our business, results of operations, and financial condition. Financial market uncertainty (including as a result of events affecting financial institutions) could also adversely affect credit availability and pricing. See Part I. Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding interest rate risk. Our future financing arrangements may not have similar terms with respect to amounts, interest rates, financial covenants, and durations.
Macroeconomic Conditions: Inflation, interest rate volatility, political dissension, labor market conditions, the evolving regulatory landscape affecting institutional ownership and acquisition of single-family rental properties, and adverse global economic conditions could negatively affect our business and financial condition. Imposition of, increases in, and changing policies around tariffs by the United States on imports from certain countries and potential counter-tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock. In addition, increases in property taxes and insurance costs could adversely affect our results of operations.
Regulatory and Policy Risks: Executive actions, and potential federal and state legislation or regulations, aimed at limiting institutional ownership and acquisition of single-family homes could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations. In addition, expanded tenant-protection and rent regulation requirements (whether enacted or proposed) could increase our operating costs, reduce revenue, limit our operational flexibility, and increase our litigation and regulatory enforcement risk. As this policy landscape continues to evolve, we remain committed to working constructively with policymakers at all levels to support housing supply and availability, and we believe that well-managed, professionally operated rental housing serves an important role in expanding access to quality homes for American families.
Technology and Data Risks: Our business is dependent on information technology systems and third-party service providers, and evolving technologies (including the development and use of AI) may introduce operational, cybersecurity, and compliance risks that could adversely affect our business, results of operations, and financial condition.

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
Homebuilding Revenues
Homebuilding revenues consist of revenue recognized as progress is made toward completion of contractual performance obligations associated with the construction of single-family residential properties for third‑party fee-build customers.
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
Homebuilding Cost of Sales
Homebuilding cost of sales includes labor, materials, and other direct and indirect costs incurred in connection with the construction of single-family residential properties for third‑party fee-build customers.
General and Administrative
General and administrative expense represents personnel costs, professional fees, and other costs associated with our day-to-day activities. General and administrative expense may also include expenses that are of a non-recurring nature, such as business reorganization costs.

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
Depreciation and Amortization
We recognize depreciation expense associated with our homes and other capital expenditures and amortization of intangible assets over the expected useful lives of the assets.
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
Other, net
Other, net includes interest income, gains (losses) resulting from investments in equity securities, settlement and other costs related to certain litigation and regulatory matters, and other miscellaneous income and expenses.
Results of Operations
Portfolio Information
As of March 31, 2026 and 2025, we owned 85,970 and 85,261 single-family rental homes, respectively, in our total portfolio. During the three months ended March 31, 2026 and 2025, we acquired 261 and 577 homes, respectively, and sold 483 and 454 homes, respectively. During the three months ended March 31, 2026 and 2025, we owned an average of 86,128 and 85,189 single-family rental homes, respectively.
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
As of March 31, 2026, our Same Store portfolio consisted of 78,141 single-family rental homes.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth a comparison of the results of operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Revenues:
Rental revenues and other property income	$670,515	$653,071	$17,444	2.7%
Management fee revenues	19,852	21,408	(1,556)	(7.3)%
Homebuilding revenues	43,745	—	43,745	N/M
Total revenues	734,112	674,479	59,633	8.8%

Expenses:
Property operating and maintenance	251,134	237,449	13,685	5.8%
Property management expense	39,325	36,739	2,586	7.0%
Homebuilding cost of sales	39,134	—	39,134	N/M
General and administrative	32,319	29,518	2,801	9.5%
Interest expense	95,313	84,254	11,059	13.1%
Depreciation and amortization	193,142	183,146	9,996	5.5%
Casualty losses, impairment, and other	4,345	4,683	(338)	(7.2)%
Total expenses	654,712	575,789	78,923	13.7%

Gain on sale of property, net of tax	87,094	71,666	15,428	21.5%
Losses from investments in unconsolidated joint ventures	(3,085)	(5,218)	2,133	40.9%
Other, net	(2,344)	1,144	(3,488)	(304.9)%

Net income	$161,065	$166,282	$(5,217)	(3.1)%
Revenues
For the three months ended March 31, 2026 and 2025, total revenues were $734.1 million and $674.5 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended March 31, 2026 and 2025, total portfolio rental revenues and other property income totaled $670.5 million and $653.1 million, respectively, an increase of 2.7%, driven by an increase in average monthly rent per occupied home and a 939 home increase between periods in the average number of homes owned, partially offset by a 40 bps reduction in average occupancy.
Average occupancy for the three months ended March 31, 2026 and 2025 for the total portfolio was 94.8% and 95.2%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended March 31, 2026 and 2025 was $2,458 and $2,424, respectively, a 1.4% increase. For our Same Store portfolio, average occupancy was 96.3% and 97.2% for the three months ended March 31, 2026 and 2025, respectively, and average monthly rent per occupied home for the three months ended March 31, 2026 and 2025 was $2,474 and $2,421, respectively, a 2.2% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended March 31, 2026 and 2025 was 21.4% and 20.0%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 61 and 48 days between residents for the three months ended March 31, 2026 and 2025, respectively.
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

Renewal lease net effective rental rate growth for the total portfolio averaged 3.6% and 5.1% for the three months ended March 31, 2026 and 2025, respectively, and new lease net effective rental rate growth for the total portfolio averaged (3.1)% and (0.2)% for the three months ended March 31, 2026 and 2025, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.7% and 5.2% for the three months ended March 31, 2026 and 2025, respectively, and new lease net effective rental rate growth averaged (3.0)% and (0.1)% for the three months ended March 31, 2026 and 2025, respectively.
Other property income for the three months ended March 31, 2026 increased compared to March 31, 2025, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the three months ended March 31, 2026 and 2025, management fee revenues totaled $19.9 million and $21.4 million, respectively. The 7.3% decrease is primarily due to a decrease in the average number of homes for which we provide property and asset management services, which declined from 25,161 homes for the three months ended March 31, 2025 to 23,733 homes for the three months ended March 31, 2026.
For the three months ended March 31, 2026, homebuilding revenues totaled $43.7 million after our acquisition of ResiBuilt on January 14, 2026.
Expenses
For the three months ended March 31, 2026 and 2025, total expenses were $654.7 million and $575.8 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended March 31, 2026, property operating and maintenance expense increased to $251.1 million from $237.4 million for the three months ended March 31, 2025. The 5.8% increase in property operating and maintenance expense is primarily attributable to increases in property taxes and utilities, as well as a 939 home increase in the average number of homes owned between periods.
Property management expense and general and administrative expense increased to $71.6 million from $66.3 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to increased personnel and other costs related to our homebuilding platform and overall increases in salary and burden.
For the three months ended March 31, 2026, homebuilding cost of sales totaled $39.1 million after our acquisition of ResiBuilt on January 14, 2026.
Interest expense increased to $95.3 million for the three months ended March 31, 2026 from $84.3 million for the three months ended March 31, 2025. The increase in interest expense was primarily due to $689.0 million increase in gross debt outstanding, partially offset by a 5 bps decrease in our weighted average interest rate, in each case, as of March 31, 2026 compared to March 31, 2025.
Depreciation and amortization expense increased to $193.1 million for the three months ended March 31, 2026 from $183.1 million for the three months ended March 31, 2025 due to higher real estate depreciation resulting from cumulative capital expenditures, increased corporate depreciation related to technology improvements and new automobiles for our field personnel, and increased amortization of intangible assets related to our newly acquired homebuilding platform.
Casualty losses, impairment, and other expenses were $4.3 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively. Expense during both periods is primarily comprised of casualty and other insurance losses and reserves.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $87.1 million and $71.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase resulted from an increase in the disposition proceeds received per home between periods and an increase in the number of homes sold from 454 for the three months ended March 31, 2025 to 483 for the three months ended March 31, 2026.
Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was $3.1 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively. The change was primarily driven by an increase in our share of income and distributions from the FNMA joint venture from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement and gains on dispositions of homes within that portfolio.
Other, net
Other, net decreased to $2.3 million of expense for the three months ended March 31, 2026 from $1.1 million of income for the three months ended March 31, 2025, primarily due to increased transaction costs and expenditures for certain litigation and regulatory matters.
Liquidity and Capital Resources
Our liquidity and capital resources as of March 31, 2026 and December 31, 2025 include unrestricted cash and cash equivalents of $114.1 million and $130.0 million, respectively, a 12.2% decrease primarily due to repurchases of shares of our common stock and the acquisition of ResiBuilt, as more fully described below. As of March 31, 2026, $1,190.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027.
Share Repurchase Programs
From time to time, our board of directors may authorize share repurchase programs pursuant to which we may acquire shares of our common stock through open market purchases or negotiated transactions, including through Rule 10b5-1 plans. Unless otherwise specified, share repurchase programs do not have an expiration date. On October 28, 2025, our board of directors authorized repurchases of shares of our common stock up to an aggregate purchase price of $500.0 million. During the three months ended March 31, 2026, we completed this initial authorization by repurchasing 17,101,046 shares of our common stock for a total cost of $439.1 million, including legal fees and commissions.
On April 27, 2026, our board of directors authorized a new share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500.0 million.
Repurchases under share repurchase programs are made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased depends on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of March 31, 2026 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$988,013	$932,514	4.23%	1.2	$—
IH 2019-1(5)	400,386	400,386	3.59%	5.2	—
Total secured	1,388,399	$1,332,900	4.04%	2.3	—

Unsecured:
2024 Term Loan Facility(6)	$1,750,000		S + 85 bps	3.4	$1,750,000
2022 Term Loan Facility(6)(7)	725,000		S + 85 bps	4.1	725,000
Revolving Facility(6)	560,000		S + 78 bps	3.4	560,000
Unsecured Notes — May 2028	150,000		2.46%	2.2	—
Unsecured Notes — November 2028	600,000		2.30%	2.6	—
Unsecured Notes — August 2030	450,000		5.45%	4.4	—
Unsecured Notes — August 2031	650,000		2.00%	5.4	—
Unsecured Notes — April 2032	600,000		4.15%	6.0	—
Unsecured Notes — January 2033	600,000		4.95%	6.8	—
Unsecured Notes — August 2033	350,000		5.50%	7.4	—
Unsecured Notes — January 2034	400,000		2.70%	7.8	—
Unsecured Notes — February 2035	500,000		4.88%	8.8	—
Unsecured Notes — May 2036	150,000		3.18%	10.2	—
Total unsecured(8)	7,485,000		3.91%	5.0	3,035,000

Total debt(8)	8,873,399		3.93%	4.6	$3,035,000
Unamortized discounts	(23,271)
Deferred financing costs, net	(47,758)
Total debt per balance sheet	8,802,370
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(182,985)
Deferred financing costs, net	47,758
Unamortized discounts	23,271
Net debt	$8,634,915

(1)For detailed information about and definition of each of our financing arrangements, see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements.” For information about our derivative instruments that hedge floating rate debt, see Part I. Item 1. “Financial Statements — Note 8 of Notes to Condensed Consolidated Financial Statements.”
(2)Variable interest rate loans are indexed to a Secured Overnight Financing Rate (“SOFR”) index rate determined by reference to a published forward-looking SOFR rate for the interest period relevant to such borrowing (“Term SOFR”), reflected as “S” in the table above.
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
(6)As of March 31, 2026, interest rate is based on Term SOFR of 3.66% plus the applicable margin for the 2024 Term Loan and the Revolving Facility.
(7)If we exercise the two one year extension options, the maturity date for the 2022 Term Loan Facility will be April 28, 2030.
(8)For unsecured debt and total debt, the weighted average interest rate is calculated based on March 31, 2026 Term SOFR of 3.66%, and includes the impact of interest rate swap agreements effective as of that date.
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

Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,190.0 million as of March 31, 2026.
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
Cash Flows
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$293,047	$300,516	$(7,469)	(2.5)%
Net cash used in investing activities	(52,284)	(114,224)	61,940	54.2%
Net cash used in financing activities	(222,649)	(287,355)	64,706	22.5%
Change in cash, cash equivalents, and restricted cash	$18,114	$(101,063)	$119,177	117.9%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of other operating revenues and expenses. Net cash provided by operating activities was $293.0 million and $300.5 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of 2.5%. The decrease in cash provided by operating activities is primarily due to a net $8.0 million of cash used by operations between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of expenditures for the acquisition, initial renovations, and ongoing capital improvements to our homes, the purchase price of our recent homebuilding platform acquisition, fundings of construction loans, investments in unconsolidated joint ventures and land and construction in progress, partially offset by proceeds from property sales and distributions from joint ventures.
Net cash used in investing activities was $52.3 million and $114.2 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $61.9 million. The net decrease in cash used in investing activities resulted primarily from the combined effect of the following significant changes in cash flows period over period: (1) a decrease in cash used for the acquisition and initial renovations of homes; (2) the purchase of a homebuilding platform in the current period; (3) an increase in cash proceeds from other investing activities; and (4) an increase in cash proceeds received from the sale of single-family homes. Acquisition and initial renovation spend decreased by $121.8 million from period to period due to a decrease in the number of homes acquired from 577 during the three months ended March 31, 2025 to 261 homes acquired during the three months ended March 31, 2026. On January 14, 2026, we paid $91.1 million for the acquisition of ResiBuilt. Cash provided by other investing activities increased by $28.9 million period over period, primarily due to insurance proceeds received in the current period related to property damage caused by hurricanes in prior periods. Proceeds from the sale of single-family homes increased $22.5 million due to an increase in the number of homes sold from 454 during the three months ended March 31, 2025 to 483 homes sold during the three months ended March 31, 2026 and an increase in average net proceeds per home.

Financing Activities
Net cash used in financing activities was $222.6 million for the three months ended March 31, 2026 compared to $287.4 million for the three months ended March 31, 2025. The change between periods is primarily due to the following financing transactions. During the three months ended March 31, 2026, we completed the repurchase of $447.2 million of shares of our common stock under our share repurchase programs. No such repurchases occurred during the three months ended March 31, 2025. For the three months ended March 31, 2026, $415.0 million of proceeds from our Revolving Facility and proceeds from the sale of homes were used to fund the acquisition of ResiBuilt and share repurchase activity during the quarter. For the three months ended March 31, 2025, we made $100.0 million of net payments on the Revolving Facility. We also made dividend and distribution payments totaling $185.2 million during the three months ended March 31, 2026 compared to $178.8 million during the three months ended March 31, 2025, which were funded by cash flows from operations.
Contractual Obligations
Our contractual obligations as of March 31, 2026, consist of the following:

($ in thousands)	Total	2026(1)	2027-2028	2029-2030	Thereafter
Secured Debt(2)(3)	$1,512,617	$42,107	$1,035,097	$28,730	$406,683
Unsecured Notes(2)(3)	5,513,885	126,608	1,084,119	743,368	3,559,790
Term Loan Facilities(2)(3)(4)(5)	2,886,481	85,359	226,899	2,574,223	—
Revolving Facility(2)(3)(4)(5)(6)	656,056	20,998	55,816	579,242	—
Derivative instruments(2)(7)	(30,807)	(9,598)	(19,900)	(1,309)	—
Purchase commitments(8)	123,269	102,609	20,660	—	—
Operating leases	49,145	4,188	11,796	9,700	23,461
Finance leases	19,461	5,096	10,740	3,625	—
Total	$10,730,107	$377,367	$2,425,227	$3,937,579	$3,989,934

(1)Includes estimated payments for the remaining nine months of 2026.
(2)For detailed information about each of our financing arrangements and derivative instruments see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” and “— Note 8 of Notes to Condensed Consolidated Financial Statements.”
(3)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of March 31, 2026.
(4)Interest is calculated at rates in effect as of March 31, 2026, including the indexed rate, any applicable margin, and that rate is held constant until the maturity date. As of March 31, 2026, Term SOFR was 3.66%.
(5)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(6)Includes the related facility fee, as applicable.
(7)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of March 31, 2026, Term SOFR was 3.66%.
(8)Represents commitments, net of previously funded deposits, to acquire 384 homes pursuant to binding development and purchase agreements with certain third-party homebuilders as of March 31, 2026.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures. As of March 31, 2026, our remaining equity commitments to our joint ventures total $101.1 million.

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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the three months ended March 31, 2026.
For a discussion of recently adopted accounting standards, if any, see Part I. Item 1. “Financial Statements — Note 2 of Notes to Condensed Consolidated Financial Statements.”
Segment Reporting
Our principal business is acquiring, renovating, leasing, operating, developing, and managing single-family residential properties. Under the provisions of ASC 280, Segment Reporting, we have determined that we currently operate in one reportable segment.
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

Non-GAAP Measures
EBITDA, EBITDAre, and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense; income tax expense; depreciation and amortization; and adjustments for unconsolidated joint ventures. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre. Consistent with the Nareit definition, we define EBITDAre as EBITDA, further adjusted for the following: gain on sale of property, net of tax; and impairment on depreciated real estate investments. Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; business reorganization costs; casualty (gains) losses and reserves, net; and other income and expenses.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net income available to common stockholders	$159,800	$165,517
Net income available to participating securities	708	228
Non-controlling interests	557	537
Interest expense	95,313	84,254
Interest expense in unconsolidated joint ventures	6,127	5,626
Depreciation and amortization	193,142	183,146
Depreciation and amortization of investments in unconsolidated joint ventures	4,468	3,662
EBITDA	460,115	442,970
Gain on sale of property, net of tax	(87,094)	(71,666)
Impairment on depreciated real estate investments	469	63
Net gain on sale of investments in unconsolidated joint ventures	(1,421)	(145)
EBITDAre	372,069	371,222
Share-based compensation expense(1)	10,700	10,157
Business reorganization costs(2)	1,501	2,385
Casualty losses and reserves, net(3)	3,935	4,683
Other, net(4)	2,344	(1,144)
Adjusted EBITDAre	$390,549	$387,303

(1)For the three months ended March 31, 2026 and 2025, $2,926 and $1,651 was recorded in property management expense, respectively, and $7,774 and $8,506 was recorded in general and administrative expense, respectively.
(2)Includes severance, restructuring, acquisition, and integration costs.
(3)Includes our share from unconsolidated joint ventures.
(4)Includes interest income, gains (losses) resulting from investments in equity securities, settlement and other costs related to certain litigation and regulatory matters, and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: management fee revenues; homebuilding revenues; property management expense; homebuilding cost of sales; general and administrative expense; interest expense; depreciation and amortization; casualty losses, impairment, and other; gain on sale of property, net of tax; losses from investments in unconsolidated joint ventures; and other income and expenses.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2026	2025
Net income available to common stockholders	$159,800	$165,517
Net income available to participating securities	708	228
Non-controlling interests	557	537
Management fee revenues	(19,852)	(21,408)
Homebuilding revenues	(43,745)	—
Property management expense(1)	39,325	36,739
Homebuilding cost of sales	39,134	—
General and administrative(2)	32,319	29,518
Interest expense	95,313	84,254
Depreciation and amortization	193,142	183,146
Casualty losses, impairment, and other . . . . . . . . . . . . . . . .	4,345	4,683
Gain on sale of property, net of tax	(87,094)	(71,666)
Losses from investments in unconsolidated joint ventures	3,085	5,218
Other, net(3)	2,344	(1,144)
NOI (total portfolio)	419,381	415,622
Non-Same Store NOI	(25,669)	(20,712)
NOI (Same Store portfolio)(4)	$393,712	$394,910

(1)Includes $2,926 and $1,651 of share-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes $7,774 and $8,506 of share-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
(3)Includes interest income, gains (losses) resulting from investments in equity securities, settlement and other costs related to certain litigation and regulatory matters, and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 78,141 homes for the three months ended March 31, 2026 and 2025.
Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
Funds From Operations (“FFO”), Core FFO, and Adjusted FFO are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. FFO is defined by Nareit as net income or loss (computed in accordance with GAAP) excluding gains or losses from sales of previously depreciated real estate assets, plus depreciation, amortization, and impairment of real estate assets, and adjustments for unconsolidated joint ventures.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following (including adjustments for unconsolidated joint ventures, as applicable): non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; amortization of intangible assets; business reorganization costs; casualty (gains) losses and reserves, net; and (gains) losses on investments in equity and other securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value and maintain the functionality of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended March 31,
(in thousands, except shares and per share data)	2026	2025
Net income available to common stockholders	$159,800	$165,517
Net income available to participating securities	708	228
Non-controlling interests	557	537
Depreciation and amortization on real estate assets	184,923	179,063
Impairment on depreciated real estate investments	469	63
Net gain on sale of previously depreciated investments in real estate	(87,094)	(71,666)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	3,042	3,498
FFO	262,405	277,240
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	10,629	3,634
Share-based compensation expense(2)	10,700	10,157
Amortization of intangible assets	2,413	—
Business reorganization costs(3)	1,501	2,385
Casualty losses and reserves, net(1)	3,935	4,683
Losses on investments in equity and other securities, net	213	221
Core FFO	291,796	298,320
Recurring capital expenditures(1)	(40,473)	(37,347)
Adjusted FFO	$251,323	$260,973

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)	606,233,573	613,361,880

Net income per common share — diluted(4)(5)	$0.26	$0.27

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(3)(4)	608,795,153	615,645,848
FFO per common share — diluted(4)(5)	$0.43	$0.45
Core FFO per common share — diluted(4)(5)	$0.48	$0.48
AFFO per common share — diluted(4)(5)	$0.41	$0.42

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended March 31, 2026 and 2025, $2,926 and $1,651 was recorded in property management expense, respectively, and $7,774 and $8,506 was recorded in general and administrative expense, respectively.
(3)Includes severance, restructuring, acquisition, and integration costs.
(4)Incremental shares attributed to non-vested share-based awards 236,229 and 584,274 for the three months ended March 31, 2026 and 2025, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 696,799 and 889,233 for the three months ended March 31, 2026 and 2025, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(5)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,101,010 and 1,979,009 for the three months ended March 31, 2026 and 2025, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of March 31, 2026, our $3,035.0 million of outstanding variable-rate debt included $560.0 million on the Revolving Facility and $2,475.0 million on the Term Loan Facilities. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. As of March 31, 2026, we had effectively converted 69.2% of these borrowings to a fixed rate through interest rate swap agreements. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $9.4 million. This estimate considers the impact of our interest rate swap agreements and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations in the form of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three months ended March 31, 2026.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
We made the following share repurchases during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program(2) ($ in thousands)
January 1 — January 31, 2026	1,402,639	$27.64	1,402,639	$400,000
February 1 — February 28, 2026	2,892,052	25.78	2,892,052	325,449
March 1 — March 31, 2026	12,806,355	25.41	12,806,355	—
Total	17,101,046	$25.66	17,101,046

(1)Average Price Paid Per Share excludes cash paid for legal fees and commissions.
(2)On October 28, 2025, our board of directors authorized a share repurchase program pursuant to which we may acquire shares of our common stock up to an aggregate purchase price of $500.0 million through open market purchases or negotiated transactions, including through Rule 10b5-1 plans. As of March 27, 2026, the share repurchase program has been fully utilized, and no further shares remain available for repurchase under the program.
On April 27, 2026, our board of directors authorized a new share repurchase program under which we may acquire shares of our common stock up to an aggregate purchase price of $500,000 through open market purchases or negotiated transactions, including through Rule 10b5-1 plans (See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
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

10.1
Award Notice and Restricted Stock Unit Agreement (2026 Retention Grant) under the Invitation Homes Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2026).†

10.2
First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 4, 2026, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other parties thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on February 19, 2026).

10.3
Third Amendment to Term Loan Agreement, dated as of February 5, 2026, by and among Invitation Homes Operating Partnership LP, as borrower, the lenders party thereto, Capital One, National Association, as administrative agent, and the other parties party thereto (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on February 19, 2026).

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
Date: April 30, 2026

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: April 30, 2026