Form 10-Q
period 2026-06-30
Invitation Homes Inc.
filed 2026-07-30
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			June 30, 2026
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of July 29, 2026, there were 590,623,226 shares of common stock, par value $0.01 per share, outstanding.

INVITATION HOMES INC.

			Page
PART I — Financial Information
Item	1.	Financial Statements	6
Item	2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item	3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item	4.	Controls and Procedures	73

PART II — Other Information
Item	1.	Legal Proceedings	74
Item	1A.	Risk Factors	74
Item	2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item	3.	Defaults Upon Senior Securities	74
Item	4.	Mine Safety Disclosures	74
Item	5.	Other Information	75
Item	6.	Exhibits	76

Signatures			78

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

PART I
ITEM 1. FINANCIAL STATEMENTS

INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,919,362	$4,986,353
Building and improvements	17,730,129	17,789,827
	22,649,491	22,776,180
Less: accumulated depreciation	(5,764,848)	(5,501,558)
Investments in single-family residential properties, net	16,884,643	17,274,622
Cash and cash equivalents	75,786	129,971
Restricted cash	251,497	224,894
Goodwill	314,154	258,207
Investments in unconsolidated joint ventures	252,049	254,561
Other assets, net	670,181	538,035
Total assets	$18,448,310	$18,680,290

Liabilities:
Secured debt, net	$1,385,098	$1,384,114
Unsecured notes, net	4,402,839	4,398,921
Term loan facilities, net	2,458,754	2,451,985
Revolving facility	280,000	145,000
Accounts payable and accrued expenses	325,118	230,350
Resident security deposits	186,916	184,536
Other liabilities	316,974	317,492
Total liabilities	9,355,699	9,112,398
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 590,613,522 and 610,788,732 outstanding as of June 30, 2026 and December 31, 2025, respectively	5,906	6,108
Additional paid-in capital	10,604,456	11,128,590
Accumulated deficit	(1,588,885)	(1,610,981)
Accumulated other comprehensive income	32,940	6,415
Total stockholders’ equity	9,054,417	9,530,132
Non-controlling interests	38,194	37,760
Total equity	9,092,611	9,567,892
Total liabilities and equity	$18,448,310	$18,680,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Rental revenues and other property income	$678,352	$659,107	$1,348,867	$1,312,178
Management fee revenues	19,738	22,294	39,590	43,702
Homebuilding revenues	49,460	—	93,205	—
Total revenues	747,550	681,401	1,481,662	1,355,880

Expenses:
Property operating and maintenance	255,712	244,278	506,846	481,727
Property management expense	37,726	35,833	77,051	72,572
Homebuilding cost of sales	42,215	—	81,349	—
General and administrative	29,332	23,591	61,651	53,109
Interest expense	93,987	87,414	189,300	171,668
Depreciation and amortization	194,299	185,455	387,441	368,601
Casualty losses, impairment, and other	4,236	3,029	8,581	7,712
Total expenses	657,507	579,600	1,312,219	1,155,389

Gain on sale of property, net of tax	132,308	46,591	219,402	118,257
Losses from investments in unconsolidated joint ventures	(2,402)	(4,802)	(5,487)	(10,020)
Other, net	(298)	(2,223)	(2,642)	(1,079)

Net income	219,651	141,367	380,716	307,649
Net income attributable to non-controlling interests	(804)	(480)	(1,361)	(1,017)

Net income attributable to common stockholders	218,847	140,887	379,355	306,632
Net income available to participating securities	(675)	(222)	(1,383)	(450)

Net income available to common stockholders — basic and diluted (Note 12)	$218,172	$140,665	$377,972	$306,182

Weighted average common shares outstanding — basic	592,411,226	613,048,193	599,166,723	612,913,649
Weighted average common shares outstanding — diluted	592,497,804	613,261,904	599,328,126	613,312,641

Net income per common share — basic	$0.37	$0.23	$0.63	$0.50
Net income per common share — diluted	$0.37	$0.23	$0.63	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$219,651	$141,367	$380,716	$307,649

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	17,054	(10,768)	31,824	(29,726)
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(2,510)	(9,057)	(5,199)	(19,844)
Other comprehensive income (loss)	14,544	(19,825)	26,625	(49,570)
Comprehensive income	234,195	121,542	407,341	258,079
Comprehensive income attributable to non-controlling interests	(859)	(419)	(1,461)	(860)

Comprehensive income attributable to common stockholders	$233,336	$121,123	$405,880	$257,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Six Months Ended June 30, 2026
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2026	593,981,591	$5,940	$10,696,063	$(1,629,420)	$18,451	$9,091,034	$37,629	$9,128,663
Net income	—	—	—	218,847	—	218,847	804	219,651
Total other comprehensive income	—	—	—	—	14,489	14,489	55	14,544
Dividends and dividend equivalents declared ($0.30 per share)	—	—	—	(178,312)	—	(178,312)	—	(178,312)
Distributions to non-controlling interests	—	—	—	—	—	—	(665)	(665)
Repurchases of common stock	(3,478,690)	(35)	(100,034)	—	—	(100,069)	—	(100,069)
Issuance of common stock — settlement of RSUs, net of tax	110,621	1	(548)	—	—	(547)	—	(547)
Share-based compensation expense	—	—	8,975	—	—	8,975	371	9,346
Balance as of June 30, 2026	590,613,522	$5,906	$10,604,456	$(1,588,885)	$32,940	$9,054,417	$38,194	$9,092,611

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	610,788,732	$6,108	$11,128,590	$(1,610,981)	$6,415	$9,530,132	$37,760	$9,567,892
Net income	—	—	—	379,355	—	379,355	1,361	380,716
Total other comprehensive income	—	—	—	—	26,525	26,525	100	26,625
Dividends and dividend equivalents declared ($0.60 per share)	—	—	—	(357,259)	—	(357,259)	—	(357,259)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,723)	(1,723)
Repurchases of common stock	(20,579,736)	(206)	(538,982)	—	—	(539,188)	—	(539,188)
Issuance of common stock — settlement of RSUs, net of tax	404,526	4	(4,502)	—	—	(4,498)	—	(4,498)
Share-based compensation expense	—	—	19,350	—	—	19,350	696	20,046
Balance as of June 30, 2026	590,613,522	$5,906	$10,604,456	$(1,588,885)	$32,940	$9,054,417	$38,194	$9,092,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Six Months Ended June 30, 2025
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of March 31, 2025	612,883,911	$6,129	$11,174,953	$(1,493,971)	$31,320	$9,718,431	$36,583	$9,755,014
Net income	—	—	—	140,887	—	140,887	480	141,367
Total other comprehensive loss	—	—	—	—	(19,764)	(19,764)	(61)	(19,825)
Dividends and dividend equivalents declared ($0.29 per share)	—	—	—	(178,266)	—	(178,266)	—	(178,266)
Distributions to non-controlling interest	—	—	—	—	—	—	(729)	(729)
Issuance of common stock — settlement of RSUs, net of tax	116,809	1	(730)	—	—	(729)	—	(729)
Share-based compensation expense	—	—	7,381	—	—	7,381	1,083	8,464
Redemption of OP Units for common stock	7,500	—	346	—	—	346	(346)	—
Balance as of June 30, 2025	613,008,220	$6,130	$11,181,950	$(1,531,350)	$11,556	$9,668,286	$37,010	$9,705,296

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	612,605,478	$6,126	$11,170,597	$(1,480,928)	$60,969	$9,756,764	$35,745	$9,792,509
Net income	—	—	—	306,632	—	306,632	1,017	307,649
Total other comprehensive loss	—	—	—	—	(49,413)	(49,413)	(157)	(49,570)
Dividends and dividend equivalents declared ($0.58 per share)	—	—	—	(357,054)	—	(357,054)	—	(357,054)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,330)	(1,330)
Issuance of common stock — settlement of RSUs, net of tax	395,242	4	(5,533)	—	—	(5,529)	—	(5,529)
Share-based compensation expense	—	—	16,540	—	—	16,540	2,081	18,621
Redemption of OP Units for common stock	7,500	—	346	—	—	346	(346)	—
Balance as of June 30, 2025	613,008,220	$6,130	$11,181,950	$(1,531,350)	$11,556	$9,668,286	$37,010	$9,705,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income	$380,716	$307,649

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	387,441	368,601
Share-based compensation expense	20,046	18,621
Amortization of deferred financing costs	13,231	10,705
Amortization of debt discounts	1,806	1,570
Provisions for impairment	1,430	99
Gain on sale of property, net of tax	(219,402)	(118,257)
Change in fair value of derivative instruments	1,087	(6,152)
Losses from investments in unconsolidated joint ventures, net of operating distributions	8,160	11,314
Other non-cash amounts included in net income	8,968	2,479
Changes in operating assets and liabilities:
Other assets, net	(893)	(17,586)
Accounts payable and accrued expenses	85,145	97,288
Resident security deposits	2,380	3,790
Other liabilities	(13,452)	2,857
Net cash provided by operating activities	676,663	682,978

Investing Activities:
Acquisition and initial renovations of single-family residential properties	(133,943)	(517,213)
Other capital expenditures for single-family residential properties	(111,304)	(110,863)
Proceeds from sale of single-family residential properties	469,114	267,692
Acquisition of homebuilding platform (Note 16)	(91,076)	—
Investments in land and construction in progress	(15,235)	—
Investments in unconsolidated joint ventures	(11,152)	(12,873)
Non-operating distributions from unconsolidated joint ventures	5,504	11,360
Fundings of construction loans	(24,252)	—
Other investing activities	(6,580)	(55,018)
Net cash provided by (used in) investing activities	81,076	(416,915)

Financing Activities:
Payment of dividends and dividend equivalents	(363,840)	(356,806)
Distributions to non-controlling interests	(1,697)	(1,330)
Repurchases of common stock	(547,279)	—
Payment of taxes related to net share settlement of RSUs	(4,498)	(5,529)
Payments on secured debt	(161)	(3,799)
Proceeds from revolving facility	535,000	270,000
Payments on revolving facility	(400,000)	(300,000)
Deferred financing costs paid	—	(3,128)
Other financing activities	(2,846)	(1,440)
Net cash used in financing activities	(785,321)	(402,032)

Change in cash, cash equivalents, and restricted cash	(27,582)	(135,969)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	354,865	419,693
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$327,283	$283,724

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Six Months Ended June 30,
	2026	2025
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$171,306	$163,289
Interest capitalized as investments in single-family residential properties, net	747	1,064
Cash paid for income taxes	221	67
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,097	1,991
Financing cash flows from finance leases	2,846	1,443

Non-cash investing and financing activities:
Transfer of residential property, net to other assets, net for held for sale assets	$188,730	$56,792
Accrued residential property capital improvements at period end	8,055	10,799
Accrued renovation improvements at period end	699	1,121
Reclassification of construction in progress to residential property	8,340	—
Contingent consideration recognized for acquisition of homebuilding platform (Note 16)	8,500	—
Dividends declared but not paid at period end	177,858	178,020
Change in other comprehensive income (loss) from cash flow hedges	25,538	(43,418)
ROU assets obtained in exchange for operating lease liabilities	6,202	4,881
ROU assets obtained in exchange for finance lease liabilities	7,987	2,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”), organized under the laws of Maryland, that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. As of June 30, 2026, we wholly own 85,509 homes for lease, jointly own 8,069 homes for lease, and provide professional third-party property and asset management services for an additional 15,639 homes.
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of June 30, 2026, INVH owns 99.6% of the common OP Units directly and through Invitation Homes OP GP LLC, a wholly owned subsidiary of INVH (the “General Partner”), and INVH has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, and the condensed consolidated statements of operations for the three and six months ended June 30, 2026 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to global and United States economic conditions (including inflation, elevated interest rates, political dissension, and labor shortfalls), ongoing geopolitical tensions, and a general decline in business activity and/or consumer confidence. In addition, our business is subject to risks arising from legislative and regulatory initiatives at the federal, state, and local levels addressing residential housing supply and availability, including increased scrutiny of institutional ownership of single-family rental housing and proposals that could restrict or otherwise affect the acquisition, ownership, or operation of single-family residential rental properties. The viability of our land development, fee-building, and build-to-rent operations along with our construction and development lending activities similarly depends on these macroeconomic factors and on the continued participation of institutional purchasers, who have historically represented a meaningful source of demand for newly constructed single-family homes.
These factors could adversely affect (i) our occupancy levels, rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, (iv) the value of our homes and our business that could cause us to recognize impairments in the value of our tangible assets or goodwill, and (v) demand for our land development, fee-building, and build-to-rent operations along with our construction and development lending activities. Such macroeconomic conditions and geopolitical events may also negatively impact consumer income, credit availability, and spending, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. Regulatory actions or policy changes affecting single-family residential rental housing, whether enacted or proposed, including but not limited to the 21st Century ROAD to Housing Act that became federal law on July 11, 2026 (the “Housing Act”), could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations, financial condition, or cash flows. In addition, expanded tenant-protection and rent regulation requirements (whether enacted or proposed) could increase operating costs, reduce revenue, limit operational flexibility, and increase litigation and regulatory enforcement risk.
The legislative uncertainty stemming from the various iterations of the Housing Act has also caused prospective institutional purchasers to defer or curtail acquisition activity, reducing demand for build-to-rent communities and fee-build operations, as well as the need for construction and development lending. To the extent institutional demand remains constrained, our revenues, margins, and returns on invested capital in these business activities could be materially adversely affected, and if institutional capital is redirected away from single-family housing, our ability to maintain a pipeline of controlled lots on favorable terms through joint ventures, land banking arrangements, or similar structures could be impaired. Even where final legislation preserves exemptions for build-to-rent development, the implementing regulatory framework may impose compliance costs or operational constraints that diminish the attractiveness of these programs to us, institutional investors, or our partners, and there can be no assurance that current exemptions will be maintained or that future legislative or regulatory action will not further restrict institutional participation in the single-family housing market.

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
Reclassifications
For the three and six months ended June 30, 2025, we combined balances of $90 and $311, respectively, from losses on investments in equity and other securities, net, into other, net to conform to our current presentation on the condensed consolidated statements of operation. The reclassification had no effect on total reported net income for the comparative periods.
The following table summarizes prior year balances that were reclassified to conform to our current presentation on the condensed consolidated statements of cash flows. The reclassifications had no effect on total reported operating, investing, or financing activities for the comparative periods.

For the Six Months Ended June 30, 2025
Operating Activities:
Losses on investments in equity and other securities, net(1)	$311
Investing Activities:
Deposits for acquisition of single-family residential properties(2)	8,934
Initial renovations to single-family residential properties(2)	(15,311)
Investments in equity securities(3)	(1,135)

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
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	June 30, 2026	December 31, 2025
Land	$4,919,362	$4,986,353
Single-family residential property	16,993,852	17,049,737
Capital improvements	590,480	594,422
Equipment	145,797	145,668
Total gross investments in the properties	22,649,491	22,776,180
Less: accumulated depreciation	(5,764,848)	(5,501,558)
Investments in single-family residential properties, net	$16,884,643	$17,274,622

As of June 30, 2026 and December 31, 2025, the carrying amount of the residential properties above includes $147,400 and $148,650, respectively, of capitalized acquisition costs (excluding purchase price), along with $77,770 and $79,124, respectively, of capitalized interest, $30,857 and $31,493, respectively, of capitalized property taxes, $5,025 and $5,138, respectively, of capitalized insurance, and $3,709 and $3,758, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended June 30, 2026 and 2025, we recognized $185,400 and $181,059, respectively, of depreciation expense related to the components of the properties, and $6,202 and $4,396, respectively, of depreciation and amortization related to corporate furniture and equipment. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended June 30, 2026 and 2025, impairments totaling $961 and $36, respectively, have been recognized and are included in casualty losses, impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the six months ended June 30, 2026 and 2025, we recognized $370,323, and $360,122, respectively, of depreciation expense related to the components of the properties, and $12,008, and $8,479, respectively, of depreciation and amortization related to corporate fixed assets. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. Further, during the six months ended June 30, 2026 and 2025, impairments totaling $1,430, and $99, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown on the condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$75,786	$129,971
Restricted cash	251,497	224,894
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$327,283	$354,865
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
The balances of our restricted cash accounts are set forth in the table below. As of June 30, 2026 and December 31, 2025, no amounts were funded to the insurance accounts as the conditions specified in the Secured Debt loan agreements that require such funding did not exist.

	June 30, 2026	December 31, 2025
Resident security deposits	$187,413	$184,883
Tax deferred property exchange deposits	37,606	23,346
Property taxes	14,129	4,079
Collections	6,656	8,177
Capital expenditures	2,863	1,623
Letters of credit	2,554	2,510
Special and other reserves	276	276
Total	$251,497	$224,894

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting, as of June 30, 2026 and December 31, 2025:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Pathway Property Company(1)	100.0%	866	853	$114,689	$111,811
2020 Rockpoint JV(1)	20.0%	2,604	2,605	32,091	36,885
Upward America JV(2)	7.2%	3,720	3,720	31,769	32,292
Pathway Operating Company(3)	15.0%	N/A	N/A	26,768	26,948
2024 Peregrine JV(4)	30.0%	119	119	15,906	16,073
FNMA(5)(6)	10.0%	298	320	15,644	17,280
2022 Rockpoint JV(1)	16.7%	462	389	15,182	13,272
Total				$252,049	$254,561

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, Tennessee, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Represents an investment in an operating company that provides a technology platform and asset management services.
(4)Owns homes in markets within the Southeast United States and Florida.
(5)Owns homes within the Western United States.
(6)During the year ended December 31, 2025, our share of income increased from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement.

Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $93,678 as of June 30, 2026.
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
We recorded net losses from these investments for the three months ended June 30, 2026 and 2025, totaling $2,402 and $4,802, respectively, and for the six months ended June 30, 2026 and 2025, totaling $5,487 and $10,020, respectively, which are included in losses from investments in unconsolidated joint ventures on the condensed consolidated statements of operations.
We earn property and/or asset management fees from each of the joint ventures (except the Pathway Operating Company investment), and these fees are related party transactions. For the three months ended June 30, 2026 and 2025, we earned $6,028, and $6,306, respectively, and for the six months ended June 30, 2026 and 2025, we earned $12,324, and $12,467, respectively, of management fees from these related parties which are included in management fee revenues on the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, management fee receivables from our related parties totaled $1,953 and $1,884, respectively. (See Note 6 for additional information regarding total management fee revenues.)

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 6—Other Assets
As of June 30, 2026 and December 31, 2025, the balances in other assets, net are as follows:

	June 30, 2026	December 31, 2025
Receivables, net:
Rent receivables	$29,591	$31,772
Homebuilding receivables and contract assets	25,888	—
Construction and development loan receivables	29,317	6,032
Other receivables	14,489	28,407
Total receivables, net	99,285	66,211
Held for sale assets(1)	103,335	58,563
Investments in equity and other securities	64,758	63,122
Prepaid expenses	58,991	56,278
Corporate fixed assets, net	57,867	56,613
Investments in debt securities, net	55,147	54,972
ROU lease assets — operating and finance, net	55,068	45,949
Intangible assets other than goodwill	54,318	19,428
Derivative instruments (Note 8)	37,276	14,354
Land and construction in progress	28,512	23,839
Amounts deposited and held by others	17,860	39,419
Other	37,764	39,287
Total	$670,181	$538,035

(1)As of June 30, 2026 and December 31, 2025, 431 and 278 properties, respectively, are classified as held for sale.
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended June 30, 2026 and 2025, rental revenues and other property income includes $46,102 and $40,841 of variable lease payments, respectively. For the six months ended June 30, 2026 and 2025, rental revenues and other property income includes $90,085 and $84,521 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of June 30, 2026 are as follows:

Year	Lease Payments to be Received
Remainder of 2026	$1,010,663
2027	742,777
2028	65,531
2029	—
2030	—
Thereafter	—
Total	$1,818,971
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
Construction in progress is included as a component of homebuilding receivables and contract assets and represents capitalized direct construction costs incurred on a project that have not yet been billed. As of June 30, 2026, construction in progress totaled $5,991, and there were no construction in progress as of December 31, 2025.
In fulfilling our performance obligations, we engage subcontractors and incur other direct costs on behalf of our customers. These costs are reimbursable and, in accordance with GAAP, are included in both homebuilding revenues and homebuilding cost of sales on the condensed consolidated statements of operations. For the three and six months ended June 30, 2026, we recognized total homebuilding revenues of $49,460 and $93,205, respectively.
Homebuilding receivables represent amounts billed to customers that have not yet been collected and reflect our unconditional right to cash. Customer payments are typically received within 30 to 45 days of billing. As of June 30, 2026, homebuilding receivables totaled $16,292, and there were no homebuilding receivables as of December 31, 2025.
Revenue recognition may not align with billing or cash collections due to contractual billing terms, including advance billings and billings based on the completion of work, and may result in contract assets or contract liabilities. Contract assets primarily arise when revenue is recognized in advance of billings, in accordance with contract terms, and are reclassified to accounts receivable when our right to consideration becomes unconditional. As of June 30, 2026, contract assets totaled $3,605, and there were no contract assets as of December 31, 2025.
Contract liabilities primarily arise from advance billings, as permitted under contract terms, or payments received prior to the satisfaction of the related performance obligations and are recognized as revenue as we fulfill our performance obligations. These amounts are included in other liabilities on the condensed consolidated balance sheets. As of June 30, 2026, contract liabilities totaled $94, and there were no contract liabilities as of December 31, 2025.
Remaining performance obligations represent contracted revenue not yet recognized, including unearned revenue and unbilled amounts to be recognized in future periods. As of June 30, 2026, we allocated $250,376 of transaction price to unsatisfied or partially satisfied performance obligations. Approximately 56% is expected to be recognized within the next twelve months, with the remaining amount recognized over the next two to three years.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Construction and Development Loan Receivables
Construction and development loan receivables represent loans provided by us to third‑party customers to finance construction projects for the development of single-family residential properties. These loans are generally advanced throughout the life of the construction project and are secured by the underlying construction projects, including the related real estate assets under construction. The loan receivables are recorded at their outstanding principal balance, which includes funded loan advances and accrued interest, as applicable. The carrying amount of the loan receivables is net of deferred loan origination fees and costs, which are amortized over the life of the loan using the effective interest method. As of June 30, 2026, we have funded $31,521 on six loans with remaining commitments totaling $247,918. As of December 31, 2025, we had funded $6,638 on two loans with remaining commitments totaling $67,461.
Other Receivables
Other receivables consist primarily of receivables for property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5), and other miscellaneous receivables. Our property and asset management services include resident support, maintenance, marketing, and administrative functions. As of June 30, 2026 and 2025, we provided property and asset management services for 23,708 and 24,483 homes, respectively, of which 8,069 and 7,698 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended June 30, 2026 and 2025, we earned management fees totaling $19,738 and $22,294, respectively. For the six months ended June 30, 2026 and 2025, we earned management fees totaling $39,590 and $43,702, respectively. These revenues are included in management fee revenues on the condensed consolidated statements of operations.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of June 30, 2026 and December 31, 2025, the values of our investments in equity and other securities are as follows:

	June 30, 2026	December 31, 2025
Investments without a readily determinable fair value	$64,271	$62,296
Investments with a readily determinable fair value	487	826
Total	$64,758	$63,122
Gains (losses) on investments in equity and other securities, net, are included in other, net on the condensed consolidated statements of operations. Net unrealized losses on investments still held at the reporting date with a readily determinable fair value were $127 and $90 for the three months ended June 30, 2026 and 2025, respectively, and $339 and $311 for the six months ended June 30, 2026 and 2025, respectively. We did not recognize any gains or losses on investments sold during the three and six months ended June 30, 2026 and 2025.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Intangible Assets other than Goodwill
The following table presents the gross carrying amount and accumulated amortization, calculated using the straight‑line method over the estimated useful lives, in total and by major class of intangible assets, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships(1)	$32,000	$(3,307)	$28,693	4 — 5 years
Trade name(1)	8,000	(465)	7,535	8 years
Property and asset management contracts	24,244	(6,154)	18,090	5 — 10 years
Total	$64,244	$(9,926)	$54,318

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Property and asset management contracts	$24,244	$(4,816)	$19,428	5 — 10 years

(1)We recorded $40,000 of intangible assets in connection with the acquisition of ResiBuilt (as defined in Note 16) in January 2026.
Amortization expense totaled $2,697 and $669 for the three months ended June 30, 2026 and 2025, respectively, and $5,110 and $1,338 for the six months ended June 30, 2026 and 2025, respectively. The expected future amortization expense for intangible assets as of June 30, 2026 are as follows:

Year	Amortization
Remainder of 2026	$5,393
2027	10,787
2028	10,787
2029	10,329
2030	6,985
Thereafter	10,037
Total	$54,318
Investments in Debt Securities, net
In connection with our Secured Debt (as defined in Note 7), we have retained and purchased certificates totaling $55,147, net of unamortized discounts of $352 as of June 30, 2026. These investments in debt securities are classified as held to maturity investments. As of June 30, 2026, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in one year.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$36,213	$18,855	$32,133	$13,816
Other liabilities (Note 14)	40,567	18,442	35,494	13,512
Weighted average remaining lease term	8.8 years	3.1 years	9.1 years	3.1 years
Weighted average discount rate	5.7%	5.8%	5.7%	5.9%
Land and Construction in Progress
We hold investments in land held for potential future construction and have incurred costs for construction in progress for single‑family homes that we intend to own and lease upon completion of development activities.
Other
Other is primarily comprised of net deferred financing costs and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of internally developed software. In connection with the Revolving Facility (as defined in Note 7), we incurred $25,626 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. As of June 30, 2026 and December 31, 2025, the unamortized balances of these deferred financing costs are $14,025 and $17,230, respectively.
Note 7—Debt
Secured Debt
The following table sets forth a summary of our secured debt as of June 30, 2026 and December 31, 2025:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
IH 2017-1(2)(3)(4)	April 28, 2017	June 9, 2027	4.23%	$987,500	$987,486
IH 2019-1(5)	June 7, 2019	June 9, 2031	3.59%	400,386	400,386
Total Secured Debt				1,387,886	1,387,872
Less: deferred financing costs, net				(2,788)	(3,758)
Total				$1,385,098	$1,384,114

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
(3)Net of unamortized discount of $352 and $527 as of June 30, 2026 and December 31, 2025, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(4)On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488,000 voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4,880 (see Note 17).
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
As of June 30, 2026 and December 31, 2025, a total of 8,890 and 8,891 homes, with a gross book value of $1,947,076 and $1,929,649, respectively, and a net book value of $1,294,098 and $1,311,955, respectively, are pledged pursuant to the Secured Debt. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. In addition, four times after the first anniversary of the closing date, the IH 2019-1 Borrower Entity has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the loan in order to bring the loan-to-value ratio back in line with the loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
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
The retained certificates, net of discount, total $55,147 and $54,972 as of June 30, 2026 and December 31, 2025, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).

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
Prepayments
Prepayments of Secured Debt are generally not permitted under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance or prepayment premium if prepayment occurs before specified dates. For IH 2017-1 and IH 2019-1, prepayments on or before December 2026 or June 2030, respectively, will require a yield maintenance or prepayment premium. For the six months ended June 30, 2026 and 2025, we made voluntary and mandatory prepayments totaling $161 and $3,799, respectively, under the terms of the loan agreements. On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488,000 voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4,880 (see Note 17).
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
The following table sets forth a summary of our Unsecured Notes as of June 30, 2026 and December 31, 2025:

	Interest Rate(1)	June 30, 2026	December 31, 2025
Total Unsecured Notes, net(2)	2.00% — 5.50%	$4,427,987	$4,426,356
Deferred financing costs, net		(25,148)	(27,435)
Total		$4,402,839	$4,398,921

(1)Represents the range of contractual rates in place as of June 30, 2026.
(2)Net of unamortized discount of $22,013 and $23,644 as of June 30, 2026 and December 31, 2025, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).
Debt Issuances
During the six months ended June 30, 2026 and 2025, no Unsecured Notes were issued. On July 8, 2026, in a public offering under our existing shelf registration statement, we issued $500,000 aggregate principal amount of 4.95% Senior Notes which mature on February 1, 2032 (see Note 17).

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
Term Loan Facilities and Revolving Facility
On September 9, 2024, we entered into the Second Amended and Restated Revolving Credit and Term Loan Agreement with a syndicate of banks, financial institutions, and institutional lenders for a new credit facility, as amended, (the “Credit Facility”). The Credit Facility provides $3,500,000 of borrowing capacity and consists of a $1,750,000 revolving facility (the “Revolving Facility”) and a $1,750,000 term loan facility (the “2024 Term Loan Facility”), both of which mature on September 9, 2028, with two six month extension options available. The Revolving Facility also includes borrowing capacity for letters of credit. The Credit Facility provides us with the option to enter into additional incremental credit facilities (including an uncommitted incremental facility that provides us with the option to increase the size of the Revolving Facility and/or the 2024 Term Loan Facility such that the aggregate amount does not exceed $4,000,000 at any time), subject to certain limitations.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

On June 22, 2022, we entered into a Term Loan Agreement with a syndicate of banks for new senior unsecured term loans, as amended, (the “2022 Term Loan Facility” and together with the 2024 Term Loan Facility and the 2020 Term Loan Facility, the “Term Loan Facilities”). The 2022 Term Loan Facility provided $725,000 of borrowing capacity, consisting of a $150,000 initial term loan (the “Initial Term Loan”) and delayed draw term loans totaling $575,000 (the “Delayed Draw Term Loans”) which were fully drawn on December 8, 2022. The Initial Term Loan and the Delayed Draw Term Loans (together, the “2022 Term Loans”) originally matured on June 22, 2029. The 2022 Term Loan Facility also includes an accordion feature providing the option to increase the size of the 2022 Term Loans or enter into additional incremental 2022 Term Loans, such that the aggregate amount of all 2022 Term Loans does not exceed $950,000 at any time, subject to certain limitations. On April 28, 2025, we entered into an amendment to the 2022 Term Loan Facility that (1) amends the initial maturity date from June 22, 2029 to April 28, 2028, with two one year extension options at our election, provided we are in compliance with the loan agreement and pay a 12.5 bps extension fee and (2) adjusts the margin applicable to borrowings as more fully described below.
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of June 30, 2026 and December 31, 2025:

	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
2024 Term Loan Facility(1)(2)	September 9, 2028	4.50%	$1,750,000	$1,750,000
2022 Term Loan Facility(3)(4)	April 28, 2028	4.50%	725,000	725,000
Total Term Loan Facilities			2,475,000	2,475,000
Less: deferred financing costs, net			(16,246)	(23,015)
Term Loan Facilities, net			$2,458,754	$2,451,985

Revolving Facility(1)(2)(5)	September 9, 2028	4.43%	$280,000	$145,000

(1)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on the weighted average spread over a published forward-looking SOFR for the interest period relevant to such borrower (“Term SOFR”), plus an applicable margin. As of June 30, 2026, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 3.65%. On February 4, 2026, we entered into an amendment to the Credit Facility whereby Term SOFR is no longer subject to a 0.10% credit spread adjustment.
(2)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR plus the applicable margin. As of June 30, 2026, the applicable margin was 0.85% and Term SOFR was 3.65%.
(4)If we exercise the two one year extension options, the maturity date will be April 28, 2030.
(5)As of June 30, 2026, $1,470,000 of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of June 30, 2026:

Year	Secured Debt(1)	Unsecured Notes(2)	Term Loan Facilities(3)(4)	Revolving Facility(3)(5)	Total
2026	$—	$—	$—	$—	$—
2027	987,852	—	—	—	987,852
2028	—	750,000	2,475,000	280,000	3,505,000
2029	—	—	—	—	—
2030	—	450,000	—	—	450,000
Thereafter	400,386	3,250,000	—	—	3,650,386
Total	1,388,238	4,450,000	2,475,000	280,000	8,593,238
Less: deferred financing costs, net	(2,788)	(25,148)	(16,246)	—	(44,182)
Less: unamortized debt discount	(352)	(22,013)	—	—	(22,365)
Total	$1,385,098	$4,402,839	$2,458,754	$280,000	$8,526,691

(1)On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488,000 voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4,880 (see Note 17).
(2)On July 8, 2026, in a public offering under our existing shelf registration statement, we issued $500,000 aggregate principal amount of 4.95% Senior Notes which mature on February 1, 2032 (see Note 17).
(3)If we exercise the two six month extension options, the maturity date for the 2024 Term Loan Facility and the Revolving Facility will be September 9, 2029.
(4)If we exercise the two one year extension options, the maturity date for the 2022 Term Loan Facility will be April 28, 2030.
(5)Deferred financing costs related to the Revolving Facility are classified in other assets, net (see Note 6).
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

The table below summarizes our interest rate swap instruments as of June 30, 2026:

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
During the six months ended June 30, 2026 and 2025, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $15,903 will be reclassified to earnings as a decrease in interest expense.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	June 30, 2026	December 31, 2025	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$37,276	$14,354	Other liabilities	$—	$2,616

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	—	Other liabilities	—	—
Total		$37,276	$14,354		$—	$2,616

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of June 30, 2026 and December 31, 2025:

	June 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$37,276	$—	$37,276	$—	$—	$37,276
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

	December 31, 2025
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$14,354	$—	$14,354	$(1,106)	$—	$13,248
Offsetting liabilities:
Derivatives	$2,616	$—	$2,616	$(1,106)	$—	$1,510
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended June 30,			For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025		2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$17,054	$(10,768)	Interest expense	$2,510	$9,057	$93,987	$87,414

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

During the three months ended June 30, 2026 and 2025, we did not recognize any gains or losses related to derivative instruments, as there were no undesignated instruments outstanding during those periods.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Six Months Ended June 30,			For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025		2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$31,824	$(29,726)	Interest expense	$5,199	$19,844	$189,300	$171,668
During the six months ended June 30, 2026 and 2025, we did not recognize any gains or losses related to derivative instruments, as there were no undesignated instruments outstanding during those periods.
Credit-Risk-Related Contingent Features
The agreements with our derivative counterparties which govern our interest rate swap agreements contain a provision where we could be declared in default on our derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to our default on the indebtedness.
As of June 30, 2026, we were not in a net liability position with any of our derivative counterparties.
Note 9—Stockholders’ Equity
As of June 30, 2026, we have 590,613,522 shares of common stock issued and outstanding. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of June 30, 2026, 2,196,519 OP Units are outstanding, of which 225,010 are not currently redeemable.
During the three and six months ended June 30, 2026, we issued 110,621 and 404,526, shares of common stock, respectively. During the three and six months ended June 30, 2025, we issued 124,309 and 402,742, shares of common stock, respectively. During the three and six months ended June 30, 2026, we repurchased 3,478,690 and 20,579,736 shares of common stock, respectively. No shares of common stock were repurchased during the three and six months ended June 30, 2025.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

On October 28, 2025 and April 27, 2026, our board of directors authorized separate share repurchase programs, under which we may acquire shares of our common stock through the open market or negotiated transactions up to an aggregate purchase price of $500,000 pursuant to each program. During the three and six months ended June 30, 2026, we repurchased an aggregate of 3,478,690 and 20,579,736 shares of our common stock for a total cost of $100,069 and $539,188, respectively, inclusive of legal fees and commissions. As of June 30, 2026, $400,000 remains available for future repurchases under the April 27, 2026 share repurchase program.
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and six months ended June 30, 2026 and 2025, we did not sell any shares of common stock under the ATM Equity Program. As of June 30, 2026, $1,150,000 remains available for future offerings under the ATM Equity Program.
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
The following table summarizes our dividends paid from January 1, 2025 through June 30, 2026:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q2-2026	March 26, 2026	$0.30	April 17, 2026	$179,322
Q1-2026	December 23, 2025	0.30	January 16, 2026	183,855
Q4-2025	September 25, 2025	0.29	October 17, 2025	178,016
Q3-2025	June 26, 2025	0.29	July 18, 2025	178,020
Q2-2025	March 27, 2025	0.29	April 17, 2025	177,963
Q1-2025	December 26, 2024	0.29	January 17, 2025	177,839
On June 11, 2026, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on June 25, 2026, resulting in a $177,858 dividend payment on July 17, 2026 (see Note 17). This dividend payment is accrued in other liabilities on our June 30, 2026 condensed consolidated balance sheet.
Note 10—Share-Based Compensation
Our board of directors adopted, and our stockholders approved, the Invitation Homes Inc. 2017 Omnibus Incentive Plan (the “2017 Omnibus Incentive Plan”) to provide a means through which to attract and retain key associates and to provide a means whereby our directors, officers, associates, consultants, and advisors can acquire and maintain an equity interest in us, or be paid incentive compensation, including incentive compensation measured by reference to the value of our common stock, and to align their interests with those of our stockholders. Under the 2017 Omnibus Incentive Plan, we could issue up to 16,000,000 shares of common stock.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

On May 7, 2026, the Invitation Homes Inc. 2026 Incentive Omnibus Plan (the “2026 Omnibus Incentive Plan”) became effective upon approval of our stockholders, subsequent to adoption by our board of directors. The 2026 Omnibus Incentive Plan replaces the 2017 Omnibus Incentive Plan with respect to new grants. Employees of INVH and its subsidiaries, non-employee directors, and certain consultants and advisors are eligible to receive grants under the 2026 Omnibus Incentive Plan. The 2026 Omnibus Incentive Plan provides for the issuance of 18,793,516 shares of common stock, consisting of (i) 17,500,000 newly authorized shares plus (ii) 1,293,516 shares that were available for issuance under the 2017 Omnibus Incentive Plan and became available for issuance under the 2026 Omnibus Incentive Plan. As of the effective date, shares which were subject to awards outstanding under the 2017 Omnibus Incentive Plan also become available for issuance under the 2026 Omnibus Incentive Plan pursuant to the terms and conditions thereof.
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
Share-Based Awards
The following summarizes our share-based award activity during the six months ended June 30, 2026.
Annual LTIP Awards:
•Annual LTIP Awards Granted: During the six months ended June 30, 2026, we granted 1,519,420 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market-based vesting conditions, and/or performance-based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the six months ended June 30, 2026, certain PRSUs did not achieve performance criteria, resulting in the cancellation of 213,382 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Award Activity:
•Retention Awards: During the six months ended June 30, 2026, we granted 968,111 employment awards in the form of time-vesting RSUs that vest in installments, with 65% vesting on the third and 35% vesting on the fourth anniversary of March 1, 2026, and we granted 334,033 time-vesting RSU employment awards that vest on March 1, 2029.
•Director Awards: During the six months ended June 30, 2026, we granted 52,472 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2027 annual stockholders meeting, subject to continued service on the board of directors through that date.
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
In April 2025, upon completion of the performance period, the absolute and relative TSR components were separately calculated, and the Compensation Committee certified achievement of the absolute TSR at 0% and the relative TSR at 50%. The number of earned 2022 Outperformance Awards was then determined based on the earned dollar value of the awards (overall 25% achievement) and the closing stock price on the performance certification date, resulting in 177,336 earned RSUs and 256,858 earned LTIP OP Units. Earned awards vested 50% on the certification date in April 2025, and the remaining 50% vested on March 31, 2026, subject to continued employment. During the six months ended June 30, 2026, 6,402 earned LTIP OP Units were forfeited.
The aggregate $17,100 grant-date fair value of the 2022 Outperformance Awards that were earned was determined based on a Monte-Carlo option pricing model which estimated the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period. During the six months ended June 30, 2026, 2022 Outperformance Awards with an estimated fair value of $8,100 vested.
Summary of Total Share-Based Awards
The following table summarizes activity related to share-based awards, other than Outperformance Awards, during the six months ended June 30, 2026:

	Time-Vesting Awards		Performance and/or Market Vesting Awards		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2025	742,824	$33.74	1,492,002	$37.06	2,234,826	$35.96
Granted	1,865,549	26.42	1,008,487	29.34	2,874,036	27.45
Vested(2)	(298,706)	(33.39)	(197,231)	(29.81)	(495,937)	(31.97)
Forfeited / canceled	(64,200)	(29.67)	(322,496)	(32.27)	(386,696)	(31.84)
Balance, June 30, 2026	2,245,467	$27.83	1,980,762	$34.63	4,226,229	$31.02

(1)Total share-based awards excludes Outperformance Awards.
(2)Vested share-based awards issued in shares of common stock are included in basic EPS for the periods after each award’s vesting date, and vested share-based awards issued in the form LTIP OP Units are included as a component of non-controlling interest for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the six months ended June 30, 2026 was $23,147. During the six months ended June 30, 2026, 19,560 RSUs, respectively, were accelerated pursuant to the terms and conditions of the 2017 Omnibus Incentive Plan and related award agreements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the six months ended June 30, 2026:

For the Six Months Ended June 30, 2026
Expected volatility(1)	18.51% — 21.12%
Risk-free rate	3.43%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.
Summary of Total Share-Based Compensation Expense
During the three and six months ended June 30, 2026 and 2025, we recognized share-based compensation expense as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$8,007	$6,898	$15,781	$15,404
Property management expense	1,339	1,566	4,265	3,217
Total	$9,346	$8,464	$20,046	$18,621
As of June 30, 2026, there is $82,938 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.32 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of June 30, 2026 and December 31, 2025, refer to Note 6.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of June 30, 2026 and December 31, 2025:

		June 30, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$55,147	$54,670	$54,972	$54,615

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(2)	Level 1	$4,127,987	$3,925,698	$4,126,356	$3,994,910
IH 2017-1(3)	Level 2	987,500	973,103	987,486	972,278
Unsecured Notes — private placement(4)	Level 2	300,000	263,686	300,000	267,537
IH 2019-1(5)	Level 3	400,386	368,894	400,386	374,136
Term Loan Facilities(6)	Level 3	2,475,000	2,475,965	2,475,000	2,483,014
Revolving Facility(7)	Level 3	280,000	280,130	145,000	145,624

(1)The carrying values of investments in debt securities are shown net of discount.
(2)The carrying value of the Unsecured Notes — public offering includes $22,013 and $23,644 of unamortized discount and excludes $24,393 and $26,595 of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(3)The carrying values of IH 2017-1 includes $352 and $527 of unamortized discount and excludes $1,719 and $2,579 of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(4)The carrying value of the Unsecured Notes — private placement excludes $755 and $840 of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(5)The carrying value of the IH 2019-1 excludes $1,069 and $1,179 of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(6)The carrying values of the Term Loan Facilities exclude $16,246 and $23,015 of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.
(7)The carrying value of the Revolving Facility excludes $14,025 and $17,230 deferred financing costs as of June 30, 2026 and December 31, 2025, respectively, which are classified in other assets, net (see Note 6).
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of June 30, 2026:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Secured Debt — IH 2019-1	$368,894	Discounted Cash Flow	Effective Rate	5.40%
Term Loan Facilities	2,475,965	Discounted Cash Flow	Effective Rate	4.50%	—	4.92%
Revolving Facility	280,130	Discounted Cash Flow	Effective Rate	4.43%	—	4.85%

(1)Our Level 3 fair value instruments require interest only payments.
Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$5,470	$322	$8,166	$949
Total impairments	(961)	(36)	(1,430)	(99)
Fair value	$4,509	$286	$6,736	$850
We did not record any impairments for our investments in single-family residential properties, net held for use during the three and six months ended June 30, 2026 and 2025. For additional information related to our single-family residential properties as of June 30, 2026 and December 31, 2025, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$218,172	$140,665	$377,972	$306,182

Denominator:
Weighted average common shares outstanding — basic	592,411,226	613,048,193	599,166,723	612,913,649
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	86,578	213,711	161,403	398,992
Weighted average common shares outstanding — diluted	592,497,804	613,261,904	599,328,126	613,312,641

Net income per common share — basic	$0.37	$0.23	$0.63	$0.50
Net income per common share — diluted	$0.37	$0.23	$0.63	$0.50

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended June 30, 2025, 376,639 incremental shares attributed to non-vested share-based awards are excluded from the denominator because they are anti-dilutive. There were no such incremental shares for three months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, 64,870 and 423,974 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the three and six months ended June 30, 2026 and 2025, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.
Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of June 30, 2026 and December 31, 2025, our deferred tax assets and liabilities, and any unrecognized tax benefits, were immaterial. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee, which are included in other liabilities on the condensed consolidated balance sheet, as of June 30, 2026, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2026	$3,165	$3,658
2027	6,555	6,889
2028	5,986	5,059
2029	5,438	3,847
2030	5,053	758
Thereafter	26,053	—
Total lease payments	52,250	20,211
Less: imputed interest	(11,683)	(1,769)
Total lease liability	$40,567	$18,442

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The components of lease expense for the three and six months ended June 30, 2026 and 2025 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	$1,674	$1,374	$3,250	$2,666
Variable lease cost	421	442	987	778
Total operating lease cost	$2,095	$1,816	$4,237	$3,444

Finance lease cost:
Amortization of ROU assets	$1,675	$1,016	$3,211	$1,956
Interest on lease liabilities	268	149	509	277
Total finance lease cost	$1,943	$1,165	$3,720	$2,233

New-Build Commitments
As of June 30, 2026, we have entered into binding development and purchase agreements with third parties for the acquisition of 197 homes over the next two years. Remaining commitments under these agreements total approximately $65,000 as of June 30, 2026.
Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of June 30, 2026, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Segment Reporting
Our principal business is investment in, development of, and management of single-family residential properties for lease. As of June 30, 2026, we wholly own 85,509 homes for lease, jointly own 8,069 homes for lease, and provide professional third-party property and asset management services for an additional 15,639 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our condensed consolidated statements of operations. Other expense categories such as property management expense, homebuilding cost of sales, general and administrative, depreciation and amortization, and interest expense are included on our condensed consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Fixed expenses(1)	$135,507	$130,285	$271,950	$261,006
Controllable expenses(2)	120,205	113,993	234,896	220,721
Total property operating and maintenance	$255,712	$244,278	$506,846	$481,727

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
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, and INVH was designated as the accounting acquirer. The assets acquired, intangible assets identified, and liabilities assumed were recorded at their respective fair values as of January 14, 2026 (the “Acquisition Date”). For the assets acquired and liabilities assumed that comprise net working capital, the carrying amounts approximate fair value due to their short‑term maturities. The estimated fair value of the all cash consideration totaled $99,576, inclusive of up to $7,500 in potential incentive-based earn-out payments tied to third-party fee-build performance. Subsequent to the Acquisition Date, our condensed consolidated financial statements reflect these fair value adjustments and include the combined results of operations. Because INVH was designated as the accounting acquirer, our historical financial statements for periods prior to the Acquisition Date represent only the historical financial information of INVH and its consolidated subsidiaries. As we have determined that the acquisition did not have a significant impact to our condensed consolidated financial statements, no pro forma disclosures are required.

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

(1)Inclusive of up to $7,500 in potential incentive-based earn-out payments tied to third-party fee-build performance. The contingent consideration was recognized at fair value as of the Acquisition Date, classified as a liability, and designated as Level 3 in the fair value hierarchy based on our estimates of future performance, probabilities of achievement, and expected timing of payment. No payments have been made as of June 30, 2026.
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
These allocations represent management’s estimates of fair value, which are preliminary as of June 30, 2026 and are subject to change. The goodwill recorded is primarily attributable to the proprietary business processes and assembled workforce. Goodwill, all of which is assigned to our one reportable segment, totaled $314,154 and $258,207 as of June 30, 2026 and December 31, 2025, respectively, and consists of existing goodwill and goodwill recognized in connection with the acquisition of ResiBuilt. The tax basis of goodwill is equal to its carrying amount.
Homebuilding revenues totaling $49,460 for the three months ended June 30, 2026 and $93,205 for the period from the Acquisition Date to June 30, 2026 were included in the condensed consolidated statement of operations.
We incurred $116 in acquisition-related expenses for the three months ended June 30, 2026 and $307 for the period from the Acquisition Date to June 30, 2026, which were included in general and administrative on the condensed consolidated statement of operations. Acquisition-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third-party costs.
Note 17—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2026, for potential recognition or disclosure.
Debt Issuance and Prepayment
On July 8, 2026, in a public offering under our existing shelf registration statement, we issued $500,000 aggregate principal amount of 4.95% Senior Notes which mature on February 1, 2032 (see Note 7).
On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488,000 voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4,880 (see Note 7).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Dividend Payment
On June 11, 2026, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on June 25, 2026, resulting in a $177,858 dividend payment on July 17, 2026 (see Note 9).

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of June 30, 2026, we wholly own 85,509 homes for lease, jointly own 8,069 homes for lease, and provide professional third-party property and asset management services for an additional 15,639 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who count on the ease, flexibility, and savings of leasing. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and good schools. The continued demand for our product proves that the choice and flexibility we offer are attractive to many people.
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
Impact of Macroeconomic Trends
General economic conditions in the United States have continued to fluctuate in recent quarters. While inflationary pressures have moderated from prior peaks, they remain elevated, and interest rates remain subject to volatility and uncertainty. These factors, together with ongoing uncertainty in financial and capital markets, geopolitical tensions, evolving trade and tariff policies, labor market conditions, and a general decline in consumer confidence could adversely affect (i) our occupancy levels, rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, (iv) the value of our homes and our business that could cause us to recognize impairments in the value of our tangible assets or goodwill, and (v) demand for our land development, fee-building, and build-to-rent operations along with our construction and development lending activities. Broader inflationary pressures and market conditions may contribute to increases in operating costs that are outside of our control, including property taxes, utilities, and insurance costs (including higher premiums and deductibles, more restrictive terms, or reduced availability of coverage), which could adversely affect our results of operations. In addition, consumer confidence and spending may decline in response to changes in fiscal and monetary policy, reductions in income or asset values, and other macroeconomic factors. Labor shortages and inflationary increases in labor and material costs have impacted and may continue to impact certain aspects of our business. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter tariffs in response could lead to increased costs and supply chain disruptions. Any of these factors could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
The regulatory landscape affecting institutional ownership and acquisition of single-family rental properties continues to evolve. Executive actions, and potential federal and state legislation or regulations, aimed at limiting institutional ownership and acquisition of single-family homes, including but not limited to the 21st Century ROAD to Housing Act that became federal law on July 11, 2026 (the “Housing Act”), could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations, financial condition, or cash flows. In addition, expanded tenant-protection and rent regulation requirements (whether enacted or proposed) could increase operating costs, reduce revenue, limit operational flexibility, and increase litigation and regulatory enforcement risk. The legislative uncertainty stemming from the various iterations of the Housing Act has also caused prospective institutional purchasers to defer or curtail acquisition activity, reducing demand for build-to-rent communities and fee-build operations, as well as the need for construction and development lending. To the extent institutional demand remains constrained, our revenues, margins, and returns on invested capital in these business activities could be materially adversely affected, and if institutional capital is redirected away from single-family housing, our ability to maintain a pipeline of controlled lots on favorable terms through joint ventures, land banking arrangements, or similar structures could be impaired. Even where final legislation preserves exemptions for build-to-rent development, the implementing regulatory framework may impose compliance costs or operational constraints that diminish the attractiveness of these programs to us, institutional investors, or our partners, and there can be no assurance that current exemptions will be maintained or that future legislative or regulatory action will not further restrict institutional participation in the single-family housing market.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended June 30, 2026 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	6,834	96.0%	$3,276	$1.91	10.5%
Northern California	3,889	96.7%	2,832	1.79	5.3%
Seattle	3,869	97.4%	3,004	1.57	5.6%
Phoenix	9,160	96.7%	2,086	1.23	9.2%
Las Vegas	3,378	97.0%	2,275	1.16	3.6%
Denver	3,038	94.8%	2,634	1.43	3.7%
Western United States Subtotal	30,168	96.5%	2,647	1.50	37.9%

Florida:
South Florida	7,841	95.7%	3,170	1.70	11.6%
Tampa	9,610	95.5%	2,295	1.22	10.8%
Orlando	7,050	95.3%	2,299	1.23	7.8%
Jacksonville	2,133	96.5%	2,196	1.12	2.3%
Florida Subtotal	26,634	95.6%	2,547	1.35	32.5%

Southeast United States:
Atlanta	12,561	95.8%	2,133	1.03	12.7%
Carolinas	6,130	96.1%	2,127	1.02	6.2%
Southeast United States Subtotal	18,691	95.9%	2,131	1.02	18.9%

Texas:
Houston	2,594	94.8%	1,939	0.98	2.4%
Dallas	3,546	94.2%	2,238	1.11	3.8%
Texas Subtotal	6,140	94.5%	2,111	1.06	6.2%

Midwest United States:
Chicago	2,429	96.2%	2,622	1.63	2.9%
Minneapolis	1,024	95.9%	2,499	1.28	1.2%
Midwest United States Subtotal	3,453	96.1%	2,586	1.51	4.1%

Other(5):	423	89.6%	1,993	1.05	0.4%

Total / Average	85,509	95.9%	$2,460	$1.31	100.0%
Same Store Total / Average	77,326	97.1%	$2,480	$1.32	91.9%

(1)As of June 30, 2026.
(2)Represents average occupancy for the three months ended June 30, 2026.
(3)Represents average monthly rent for the three months ended June 30, 2026.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended June 30, 2026.
(5)As of June 30, 2026, represents homes located in San Antonio, Salt Lake City, Austin, and Nashville, outside of our 16 core markets.

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
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 70.4% of our rental revenues and other property income during the three months ended June 30, 2026. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Macroeconomic Conditions: Inflation, interest rate volatility, political dissension, labor market conditions, the evolving regulatory landscape affecting institutional ownership and acquisition of single-family rental properties, and adverse global economic conditions could negatively affect our business and financial condition. Imposition of, increases in, and changing policies around tariffs by the United States on imports from certain countries and potential counter tariffs in response could lead to increased costs and supply chain disruptions. If we are not able to navigate any such changes, they could have a material adverse effect on our business and results of operations, as well as on the price of our common stock. In addition, increases in property taxes and insurance costs could adversely affect our results of operations.
Regulatory and Policy Risks: Executive actions, and potential federal and state legislation or regulations, aimed at limiting institutional ownership and acquisition of single-family homes, including but not limited to the Housing Act, could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations, financial condition, or cash flows. In addition, expanded tenant-protection and rent regulation requirements (whether enacted or proposed) could increase operating costs, reduce revenue, limit operational flexibility, and increase litigation and regulatory enforcement risk. As this policy landscape continues to evolve, we remain committed to working constructively with policymakers at all levels to support housing supply and availability, and we believe that well-managed, professionally operated rental housing serves an important role in expanding access to quality homes for American families.
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
Results of Operations
Portfolio Information
As of June 30, 2026 and 2025, we owned 85,509 and 85,905 single-family rental homes, respectively, in our total portfolio. During the three months ended June 30, 2026 and 2025, we acquired 196 and 939 homes, respectively, and sold 657 and 295 homes, respectively. During the three months ended June 30, 2026 and 2025, we owned an average of 85,798 and 85,505 single-family rental homes, respectively. During the six months ended June 30, 2026 and 2025, we acquired 457 and 1,516 homes, respectively, and sold 1,140 and 749 homes, respectively. During the six months ended June 30, 2026 and 2025, we owned an average of 85,962 and 85,349 single-family rental homes, respectively.
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
As of June 30, 2026, our Same Store portfolio consisted of 77,326 single-family rental homes.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table sets forth a comparison of the results of operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues:
Rental revenues and other property income	$678,352	$659,107	$19,245	2.9%
Management fee revenues	19,738	22,294	(2,556)	(11.5)%
Homebuilding revenues	49,460	—	49,460	N/M
Total revenues	747,550	681,401	66,149	9.7%

Expenses:
Property operating and maintenance	255,712	244,278	11,434	4.7%
Property management expense	37,726	35,833	1,893	5.3%
Homebuilding cost of sales	42,215	—	42,215	N/M
General and administrative	29,332	23,591	5,741	24.3%
Interest expense	93,987	87,414	6,573	7.5%
Depreciation and amortization	194,299	185,455	8,844	4.8%
Casualty losses, impairment, and other	4,236	3,029	1,207	39.8%
Total expenses	657,507	579,600	77,907	13.4%

Gain on sale of property, net of tax	132,308	46,591	85,717	184.0%
Losses from investments in unconsolidated joint ventures	(2,402)	(4,802)	2,400	50.0%
Other, net	(298)	(2,223)	1,925	86.6%

Net income	$219,651	$141,367	$78,284	55.4%
Revenues
For the three months ended June 30, 2026 and 2025, total revenues were $747.6 million and $681.4 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended June 30, 2026 and 2025, total portfolio rental revenues and other property income totaled $678.4 million and $659.1 million, respectively, an increase of 2.9%, driven by an increase in average monthly rent per occupied home, a 293 home increase between periods in the average number of homes owned, and a 30 bps increase in average occupancy.
Average occupancy for the three months ended June 30, 2026 and 2025 for the total portfolio was 95.9% and 95.6%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended June 30, 2026 and 2025 was $2,460 and $2,434, respectively, a 1.1% increase. For our Same Store portfolio, average occupancy was 97.1% and 97.3% for the three months ended June 30, 2026 and 2025, respectively, and average monthly rent per occupied home for the three months ended June 30, 2026 and 2025 was $2,480 and $2,431, respectively, a 2.0% increase.
The annualized turnover rate for the Same Store portfolio for the three months ended June 30, 2026 and 2025 was 22.8% and 24.6%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 46 and 40 days between residents for the three months ended June 30, 2026 and 2025, respectively. The increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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

Renewal lease net effective rental rate growth for the total portfolio averaged 3.2% and 4.6% for the three months ended June 30, 2026 and 2025, respectively, and new lease net effective rental rate growth for the total portfolio averaged 1.1% and 2.0% for the three months ended June 30, 2026 and 2025, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.3% and 4.7% for the three months ended June 30, 2026 and 2025, respectively, and new lease net effective rental rate growth averaged 1.1% and 2.1% for the three months ended June 30, 2026 and 2025, respectively.
Other property income for the three months ended June 30, 2026 increased compared to June 30, 2025, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the three months ended June 30, 2026 and 2025, management fee revenues totaled $19.7 million and $22.3 million, respectively. The 11.5% decrease was primarily driven by lower disposition management fee revenue, with the number of homes disposed decreasing by 431 homes during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Additionally, the average number of homes for which we provide property and asset management services decreased from 24,770 homes during the three months ended June 30, 2025 to 23,744 homes during the three months ended June 30, 2026.
For the three months ended June 30, 2026, homebuilding revenues totaled $49.5 million related to our acquisition of ResiBuilt on January 14, 2026.
Expenses
For the three months ended June 30, 2026 and 2025, total expenses were $657.5 million and $579.6 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended June 30, 2026, property operating and maintenance expense increased to $255.7 million from $244.3 million for the three months ended June 30, 2025. The 4.7% increase in property operating and maintenance expense is primarily attributable to increases in utilities, property taxes, and HOA expense.
Property management expense and general and administrative expense increased to $67.1 million from $59.4 million for the three months ended June 30, 2026 and 2025, respectively, primarily due to increased personnel and other costs related to our homebuilding platform and overall increases in salary and burden.
For the three months ended June 30, 2026, homebuilding cost of sales totaled $42.2 million related to our acquisition of ResiBuilt on January 14, 2026.
Interest expense increased to $94.0 million for the three months ended June 30, 2026 from $87.4 million for the three months ended June 30, 2025. The increase in interest expense was primarily due to $339.8 million increase in gross debt outstanding, partially offset by a 6 bps decrease in our weighted average interest rate, in each case, as of June 30, 2026 compared to June 30, 2025.
Depreciation and amortization expense increased to $194.3 million for the three months ended June 30, 2026 from $185.5 million for the three months ended June 30, 2025 due to higher real estate depreciation resulting from cumulative capital expenditures, increased corporate depreciation related to technology improvements and new automobiles for our field operations, and increased amortization of intangible assets related to our newly acquired homebuilding platform.
Casualty losses, impairment, and other expenses were $4.2 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively. Expense during both periods is primarily comprised of casualty and other insurance losses and reserves.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $132.3 million and $46.6 million for the three months ended June 30, 2026 and 2025, respectively. The increase resulted from an increase in the number of homes sold from 295 for the three months ended June 30, 2025 to 657 for the three months ended June 30, 2026 and an increase in the disposition proceeds received per home between periods.

Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in losses from unconsolidated joint ventures was $2.4 million for the three months ended June 30, 2026, compared to a loss of $4.8 million for the three months ended June 30, 2025. The change was primarily driven by an increase in our share of income and distributions from the FNMA joint venture from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement and gains on dispositions of homes within that portfolio.
Other, net
Other, net decreased to $0.3 million of expense for the three months ended June 30, 2026 from $2.2 million of expense for the three months ended June 30, 2025, primarily due to reduced transaction costs and increased miscellaneous income.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth a comparison of the results of operations for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues:
Rental revenues and other property income	$1,348,867	$1,312,178	$36,689	2.8%
Management fee revenues	39,590	43,702	(4,112)	(9.4)%
Homebuilding revenues	93,205	—	93,205	N/M
Total revenues	1,481,662	1,355,880	125,782	9.3%

Expenses:
Property operating and maintenance	506,846	481,727	25,119	5.2%
Property management expense	77,051	72,572	4,479	6.2%
Homebuilding cost of sales	81,349	—	81,349	N/M
General and administrative	61,651	53,109	8,542	16.1%
Interest expense	189,300	171,668	17,632	10.3%
Depreciation and amortization	387,441	368,601	18,840	5.1%
Casualty losses, impairment, and other	8,581	7,712	869	11.3%
Total expenses	1,312,219	1,155,389	156,830	13.6%

Gain on sale of property, net of tax	219,402	118,257	101,145	85.5%
Losses from investments in unconsolidated joint ventures	(5,487)	(10,020)	4,533	45.2%
Other, net	(2,642)	(1,079)	(1,563)	(144.9)%

Net income	$380,716	$307,649	$73,067	23.8%
Revenues
For the six months ended June 30, 2026 and 2025, total revenues were $1,481.7 million and $1,355.9 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the six months ended June 30, 2026 and 2025, total portfolio rental revenues and other property income totaled $1,348.9 million and $1,312.2 million, respectively, an increase of 2.8%, driven by an increase in average monthly rent per occupied home and a 613 home increase between periods in the average number of homes owned, partially offset by a 10 bps reduction in average occupancy.
Average occupancy for the six months ended June 30, 2026 and 2025 for the total portfolio was 95.3% and 95.4%, respectively. Average monthly rent per occupied home for the total portfolio for the six months ended June 30, 2026 and 2025 was $2,459 and $2,429, respectively, a 1.2% increase. For our Same Store portfolio, average occupancy was 96.7% and 97.3% for the six months ended June 30, 2026 and 2025, respectively, and average monthly rent per occupied home for the six months ended June 30, 2026 and 2025 was $2,475 and $2,424, respectively, a 2.1% increase.

The annualized turnover rate for the Same Store portfolio for the six months ended June 30, 2026 and 2025 was 21.9% and 22.3%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 54 and 44 days between residents for the six months ended June 30, 2026 and 2025, respectively. The increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 3.4% and 4.9% for the six months ended June 30, 2026 and 2025, respectively, and new lease net effective rental rate growth for the total portfolio averaged (1.2)% and 0.9% for the six months ended June 30, 2026 and 2025, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.5% and 4.9% for the six months ended June 30, 2026 and 2025, respectively, and new lease net effective rental rate growth averaged (1.1)% and 1.0% for the six months ended June 30, 2026 and 2025, respectively.
Other property income for the six months ended June 30, 2026 increased compared to June 30, 2025, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the six months ended June 30, 2026 and 2025, management fee revenues totaled $39.6 million and $43.7 million, respectively. The 9.4% decrease was primarily driven by lower disposition management fee revenue, with the number of homes disposed decreasing by 666 homes during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Additionally, the average number of homes for which we provide property and asset management services decreased from 24,958 homes for the six months ended June 30, 2025 to 23,739 homes for the six months ended June 30, 2026.
For the six months ended June 30, 2026, homebuilding revenues totaled $93.2 million after our acquisition of ResiBuilt on January 14, 2026.
Expenses
For the six months ended June 30, 2026 and 2025, total expenses were $1,312.2 million and $1,155.4 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the six months ended June 30, 2026, property operating and maintenance expense increased to $506.8 million from $481.7 million for the six months ended June 30, 2025. The 5.2% increase in property operating and maintenance expense is primarily attributable to increases in utilities, property taxes, repairs and maintenance, and HOA expense.
Property management expense and general and administrative expense increased to $138.7 million from $125.7 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to increased personnel and other costs related to our homebuilding platform and overall increases in salary and burden.
For the six months ended June 30, 2026, homebuilding cost of sales totaled $81.3 million after our acquisition of ResiBuilt on January 14, 2026.
Interest expense increased to $189.3 million for the six months ended June 30, 2026 from $171.7 million for the six months ended June 30, 2025. The increase in interest expense was primarily due to $339.8 million increase in gross debt outstanding, partially offset by a 6 bps decrease in our weighted average interest rate, in each case, as of June 30, 2026 compared to June 30, 2025.
Depreciation and amortization expense increased to $387.4 million for the six months ended June 30, 2026 from $368.6 million for the six months ended June 30, 2025 due to higher real estate depreciation resulting from cumulative capital expenditures, increased corporate depreciation related to technology improvements and new automobiles for our field operations, and increased amortization of intangible assets related to our newly acquired homebuilding platform.
Casualty losses, impairment, and other expenses were $8.6 million and $7.7 million for the six months ended June 30, 2026 and 2025, respectively. Expense during both periods is primarily comprised of casualty and other insurance losses and reserves.

Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $219.4 million and $118.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase resulted from an increase in the number of homes sold from 749 for the six months ended June 30, 2025 to 1,140 for the six months ended June 30, 2026 and an increase in the disposition proceeds received per home between periods.
Losses from Investments in Unconsolidated Joint Ventures
Our share of losses from unconsolidated joint ventures was $5.5 million and $10.0 million for the six months ended June 30, 2026 and 2025, respectively. The change was primarily driven by an increase in our share of income and distributions from the FNMA joint venture from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement and gains on dispositions of homes within that portfolio.
Other, net
Other, net increased to $2.6 million of expense for the six months ended June 30, 2026 from $1.1 million of expense for the six months ended June 30, 2025, primarily due to increased transaction costs and expenditures for certain litigation and regulatory matters, partially offset by increased miscellaneous income.
Liquidity and Capital Resources
Our liquidity and capital resources as of June 30, 2026 and December 31, 2025 include unrestricted cash and cash equivalents of $75.8 million and $130.0 million, respectively, a 41.7% decrease primarily due to repurchases of shares of our common stock and the acquisition of Resibuilt as more fully described below. As of June 30, 2026, $1,470.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027.
Debt Issuance and Prepayment
On July 8, 2026, in a public offering under our existing shelf registration statement, we issued $500.0 million aggregate principal amount of 4.95% Senior Notes which mature on February 1, 2032.
On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488.0 million voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4.9 million.
Share Repurchase Programs
From time to time, our board of directors may authorize share repurchase programs pursuant to which we may acquire shares of our common stock through open market purchases or negotiated transactions, including through Rule 10b5-1 plans. Unless otherwise specified, share repurchase programs do not have an expiration date. On October 28, 2025 and April 27, 2026, our board of directors authorized separate share repurchase programs, under which we may acquire shares of our common stock through the open market or negotiated transactions up to an aggregate purchase price of $500.0 million pursuant to each program.
During the three and six months ended June 30, 2026, we repurchased an aggregate of 3,478,690 and 20,579,736 shares of our common stock for a total cost of $100.1 million and $539.2 million, respectively, inclusive of legal fees and commissions. As of June 30, 2026, $400.0 million remains available for future repurchases under the April 27, 2026 share repurchase program.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of June 30, 2026 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$987,852	$932,353	4.23%	0.9	$—
IH 2019-1(5)	400,386	400,386	3.59%	4.9	—
Total secured	1,388,238	$1,332,739	4.04%	2.1	—

Unsecured:
2024 Term Loan Facility(6)	$1,750,000		S + 85 bps	3.2	$1,750,000
2022 Term Loan Facility(6)(7)	725,000		S + 85 bps	3.8	725,000
Revolving Facility(6)	280,000		S + 78 bps	3.2	280,000
Unsecured Notes — May 2028	150,000		2.46%	1.9	—
Unsecured Notes — November 2028	600,000		2.30%	2.4	—
Unsecured Notes — August 2030	450,000		5.45%	4.1	—
Unsecured Notes — August 2031	650,000		2.00%	5.1	—
Unsecured Notes — April 2032	600,000		4.15%	5.8	—
Unsecured Notes — January 2033	600,000		4.95%	6.6	—
Unsecured Notes — August 2033	350,000		5.50%	7.1	—
Unsecured Notes — January 2034	400,000		2.70%	7.6
Unsecured Notes — February 2035	500,000		4.88%	8.6	—
Unsecured Notes — May 2036	150,000		3.18%	9.9	—
Total unsecured(8)(9)	7,205,000		3.89%	4.8	2,755,000

Total debt(8)	8,593,238		3.92%	4.4	$2,755,000
Unamortized discounts	(22,365)
Deferred financing costs, net	(44,182)
Total debt per balance sheet	8,526,691
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(137,316)
Deferred financing costs, net	44,182
Unamortized discounts	22,365
Net debt	$8,400,423

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
(4)IH 2017-1 bears interest at a fixed rate of 4.23% per annum, equal to the market determined pass-through rate payable on the certificates including applicable servicing fees. On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488.0 million voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4.9 million.

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
(6)As of June 30, 2026, interest rate is based on Term SOFR of 3.65% plus the applicable margin for the 2024 Term Loan and the Revolving Facility.
(7)If we exercise the two one year extension options, the maturity date for the 2022 Term Loan Facility will be April 28, 2030.
(8)For unsecured debt and total debt, the weighted average interest rate is calculated based on June 30, 2026 Term SOFR of 3.65%, and includes the impact of interest rate swap agreements effective as of that date.
(9)On July 8, 2026, in a public offering under our existing shelf registration statement, we issued $500.0 million aggregate principal amount of 4.95% Senior Notes which mature on February 1, 2032.

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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,470.0 million as of June 30, 2026.
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
Cash Flows
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
($ in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$676,663	$682,978	$(6,315)	(0.9)%
Net cash provided by (used in) investing activities	81,076	(416,915)	497,991	119.4%
Net cash used in financing activities	(785,321)	(402,032)	(383,289)	(95.3)%
Change in cash, cash equivalents, and restricted cash	$(27,582)	$(135,969)	$108,387	79.7%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of other operating revenues and expenses. Net cash provided by operating activities was $676.7 million and $683.0 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of 0.9%. The decrease in cash provided by operating activities is primarily due to a net $13.1 million of cash used in operations between periods from changes in operating assets and liabilities, partially offset by improved operational profitability.
Investing Activities
Net cash provided by (used in) investing activities consists primarily of proceeds from property sales and distributions from joint ventures, partially offset by expenditures for the acquisition, initial renovations, and ongoing capital improvements to our homes, the purchase price of our recent homebuilding platform acquisition, fundings of construction loans, investments in unconsolidated joint ventures and land and construction in progress.
Net cash provided by (used in) investing activities was $81.1 million and $(416.9) million for the six months ended June 30, 2026 and 2025, respectively, an increase of $498.0 million. The net increase in cash provided by investing activities resulted primarily from the combined effect of the following significant changes in cash flows period over period: (1) a decrease in cash used for the acquisition and initial renovations of homes; (2) an increase in cash proceeds received from the sale of single-family homes; (3) the purchase of a homebuilding platform in the current period; and (4) an increase in cash used for fundings of construction loans.
Acquisition and initial renovation spend decreased by $383.3 million from period to period due to a decrease in the number of homes acquired from 1,516 during the six months ended June 30, 2025 to 457 homes acquired during the six months ended June 30, 2026. Proceeds from the sale of single-family homes increased $201.4 million due to an increase in the number of homes sold from 749 during the six months ended June 30, 2025 to 1,140 homes sold during the six months ended June 30, 2026 and an increase in average net proceeds per home. On January 14, 2026, we invested $91.1 million for the acquisition of ResiBuilt. Cash used for fundings of construction loans increased to $24.3 million due to commencement of our construction and development lending program in the second half of 2025.
Financing Activities
Net cash used in financing activities was $785.3 million for the six months ended June 30, 2026 compared to $402.0 million for the six months ended June 30, 2025. The change between periods is primarily due to the following financing transactions. During the six months ended June 30, 2026, we completed the repurchase of $547.3 million of shares of our common stock under our share repurchase programs. No such repurchases occurred during the six months ended June 30, 2025. For the six months ended June 30, 2026, $135.0 million of net proceeds from our Revolving Facility and proceeds from the sale of homes were used to acquire ResiBuilt and repurchase shares of our common stock. For the six months ended June 30, 2025, we made $30.0 million of net payments on the Revolving Facility. We also made dividend and distribution payments totaling $365.5 million during the six months ended June 30, 2026 compared to $358.1 million during the six months ended June 30, 2025, which were funded by cash flows from operations.

Contractual Obligations
Our contractual obligations as of June 30, 2026, consist of the following:

($ in thousands)	Total	2026(1)	2027-2028	2029-2030	Thereafter
Secured Debt(2)(3)(4)	$1,498,415	$28,068	$1,034,934	$28,730	$406,683
Unsecured Notes(2)(3)(5)	5,471,683	84,405	1,084,119	743,368	3,559,791
Term Loan Facilities(2)(3)(6)(7)	2,857,142	56,950	226,252	2,573,940	—
Revolving Facility(2)(3)(6)(7)(8)	328,691	7,677	30,500	290,514	—
Derivative instruments(2)(9)	(27,039)	(6,284)	(19,473)	(1,282)	—
Purchase commitments(10)	64,391	43,206	21,185	—	—
Operating leases	52,250	3,165	12,541	10,491	26,053
Finance leases	20,211	3,658	11,948	4,605	—
Total	$10,265,744	$220,845	$2,402,006	$3,650,366	$3,992,527

(1)Includes estimated payments for the remaining six months of 2026.
(2)For detailed information about each of our financing arrangements and derivative instruments see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” and “— Note 8 of Notes to Condensed Consolidated Financial Statements.”
(3)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of June 30, 2026.
(4)On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488.0 million voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4.9 million.
(5)On July 8, 2026, in a public offering under our existing shelf registration statement, we issued $500.0 million aggregate principal amount of 4.95% Senior Notes which mature on February 1, 2032.
(6)Interest is calculated at rates in effect as of June 30, 2026, including the indexed rate, any applicable margin, and that rate is held constant until the maturity date. As of June 30, 2026, Term SOFR was 3.65%.
(7)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(8)Includes the related facility fee, as applicable.
(9)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of June 30, 2026, Term SOFR was 3.65%.
(10)Represents commitments, net of previously funded deposits, to acquire 197 homes pursuant to binding development and purchase agreements with certain third-party homebuilders as of June 30, 2026.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures and to fund future draws under construction and development loans made to homebuilders. As of June 30, 2026, our remaining equity commitments to our joint ventures total $93.7 million, and our remaining funding commitments for construction and development loans total $247.9 million.
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

Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the six months ended June 30, 2026.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income available to common stockholders	$218,172	$140,665	$377,972	$306,182
Net income available to participating securities	675	222	1,383	450
Non-controlling interests	804	480	1,361	1,017
Interest expense	93,987	87,414	189,300	171,668
Interest expense in unconsolidated joint ventures	6,265	5,943	12,392	11,569
Depreciation and amortization	194,299	185,455	387,441	368,601
Depreciation and amortization of investments in unconsolidated joint ventures	4,508	3,791	8,976	7,453
EBITDA	518,710	423,970	978,825	866,940
Gain on sale of property, net of tax	(132,308)	(46,591)	(219,402)	(118,257)
Impairment on depreciated real estate investments	961	36	1,430	99
Net gain on sale of investments in unconsolidated joint ventures	(1,627)	(261)	(3,048)	(406)
EBITDAre	385,736	377,154	757,805	748,376
Share-based compensation expense(1)	9,346	8,464	20,046	18,621
Business reorganization costs(2)	1,279	35	2,780	2,420
Casualty losses and reserves, net(3)	3,358	3,000	7,293	7,683
Other, net(4)	298	2,223	2,642	1,079
Adjusted EBITDAre	$400,017	$390,876	$790,566	$778,179

(1)For the three months ended June 30, 2026 and 2025, $1,339 and $1,566 was recorded in property management expense, respectively, and $8,007 and $6,898 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2026 and 2025, $4,265 and $3,217 was recorded in property management expense, respectively, and $15,781 and $15,404 was recorded in general and administrative expense, respectively.
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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income available to common stockholders	$218,172	$140,665	$377,972	$306,182
Net income available to participating securities	675	222	1,383	450
Non-controlling interests	804	480	1,361	1,017
Management fee revenues	(19,738)	(22,294)	(39,590)	(43,702)
Homebuilding revenues	(49,460)	—	(93,205)	—
Property management expense(1)	37,726	35,833	77,051	72,572
Homebuilding cost of sales	42,215	—	81,349	—
General and administrative(2)	29,332	23,591	61,651	53,109
Interest expense	93,987	87,414	189,300	171,668
Depreciation and amortization	194,299	185,455	387,441	368,601
Casualty losses, impairment, and other . . . . . . . . . . . . . . . .	4,236	3,029	8,581	7,712
Gain on sale of property, net of tax	(132,308)	(46,591)	(219,402)	(118,257)
Losses from investments in unconsolidated joint ventures	2,402	4,802	5,487	10,020
Other, net(3)	298	2,223	2,642	1,079
NOI (total portfolio)	422,640	414,829	842,021	830,451
Non-Same Store NOI	(29,510)	(27,511)	(58,534)	(52,708)
NOI (Same Store portfolio)(4)	$393,130	$387,318	$783,487	$777,743

(1)Includes $1,339 and $1,566 of share-based compensation expense for the three months ended June 30, 2026 and 2025, respectively. Includes $4,265 and $3,217 of share-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes $8,007 and $6,898 of share-based compensation expense for the three months ended June 30, 2026 and 2025, respectively. Includes $15,781 and $15,404 of share-based compensation expense for the six months ended June 30, 2026 and 2025, respectively.
(3)Includes interest income, gains (losses) resulting from investments in equity securities, settlement and other costs related to certain litigation and regulatory matters, and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 77,326 homes for the three and six months ended June 30, 2026.

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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025
Net income available to common stockholders	$218,172	$140,665	$377,972	$306,182
Net income available to participating securities	675	222	1,383	450
Non-controlling interests	804	480	1,361	1,017
Depreciation and amortization on real estate assets	185,400	181,059	370,323	360,122
Impairment on depreciated real estate investments	961	36	1,430	99
Net gain on sale of previously depreciated investments in real estate	(132,308)	(46,591)	(219,402)	(118,257)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	2,877	3,510	5,919	7,008
FFO	276,581	279,381	538,986	556,621
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	7,847	5,724	18,476	9,358
Share-based compensation expense(2)	9,346	8,464	20,046	18,621
Amortization of intangible assets	2,697	—	5,110	—
Business reorganization costs(3)	1,279	35	2,780	2,420
Casualty losses and reserves, net(1)	3,358	3,000	7,293	7,683
Losses on investments in equity and other securities, net	126	90	339	311
Core FFO	301,234	296,694	593,030	595,014
Recurring capital expenditures(1)	(41,800)	(43,272)	(82,273)	(80,619)
Adjusted FFO	$259,434	$253,422	$510,757	$514,395

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)	592,497,804	613,261,904	599,328,126	613,312,641

Net income per common share — diluted(4)(5)	$0.37	$0.23	$0.63	$0.50

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(3)(4)	595,159,443	615,771,167	601,939,999	615,703,901
FFO per common share — diluted(4)(5)	$0.46	$0.45	$0.90	$0.90
Core FFO per common share — diluted(4)(5)	$0.51	$0.48	$0.99	$0.97
AFFO per common share — diluted(4)(5)	$0.44	$0.41	$0.85	$0.84

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended June 30, 2026 and 2025, $1,339 and $1,566 was recorded in property management expense, respectively, and $8,007 and $6,898 was recorded in general and administrative expense, respectively. For the six months ended June 30, 2026 and 2025, $4,265 and $3,217 was recorded in property management expense, respectively, and $15,781 and $15,404 was recorded in general and administrative expense, respectively.
(3)Includes severance, restructuring, acquisition, and integration costs.
(4)Incremental shares attributed to non-vested share-based awards totaling 86,578 and 213,711 for the three months ended June 30, 2026 and 2025, respectively, and 161,403 and 398,992 for the six months ended June 30, 2026 and 2025, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 551,698 and 627,961 for the three months ended June 30, 2026 and 2025, respectively, and 624,248 and 758,597 for the six months ended June 30, 2026 and 2025, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.

(5)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,196,519 and 2,095,013 for the three months ended June 30, 2026 and 2025, respectively, and 2,149,028 and 2,031,655 for the six months ended June 30, 2026 and 2025, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
Interest Rate Risk
A primary market risk to which we believe we are exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, global and United States economic conditions (including uncertainty in financial markets, inflation, elevated interest rates, and evolving trade and tariff policies), geopolitical tensions, and other factors that are beyond our control. We may incur additional variable rate debt in the future, including additional amounts that we may borrow under the Credit Facility. In addition, decreases in interest rates may lead to additional competition for the acquisition of single-family homes, which may lead to future acquisitions being more costly and resulting in lower yields on single-family homes targeted for acquisition. Significant increases in interest rates may also have an adverse impact on our earnings if we are unable to increase rents on expired leases or acquire single-family homes with rental rates high enough to offset the increase in interest rates on our borrowings.
As of June 30, 2026, our $2,755.0 million of outstanding variable-rate debt included $280.0 million on the Revolving Facility and $2,475.0 million on the Term Loan Facilities. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. As of June 30, 2026, we had effectively converted 76.2% of these borrowings to a fixed rate through interest rate swap agreements. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $6.6 million. This estimate considers the impact of our interest rate swap agreements and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations in the form of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and six months ended June 30, 2026.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
We made the following share repurchases during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program(2) ($ in thousands)
April 1 — April 30, 2026	—	$—	—	$500,000
May 1 — May 31, 2026	3,478,690	28.75	3,478,690	400,000
June 1 — June 30, 2026	—	—	—	400,000
Total	3,478,690	$28.75	3,478,690

(1)Average Price Paid Per Share excludes cash paid for legal fees and commissions.
(2)On April 27, 2026, our board of directors authorized a new share repurchase program under which we may acquire shares of our common stock through open market purchases or negotiated transactions, including through Rule 10b5-1 plans, up to an aggregate purchase price of $500.0 million (See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).
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

4.1
Ninth Supplemental Indenture, dated as of July 8, 2026, among Invitation Homes Operating Partnership LP, Invitation Homes Inc., Invitation Homes OP GP LLC, IH Merger Sub, LLC, and U.S. Bank Trust Company, National Association, as trustee, including the form of 4.950% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 8, 2026).

10.1	Invitation Homes Inc. 2026 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2026).†

22.1	Subsidiary Issuer and Guarantors of Guaranteed Securities.

31.1	Certification of Dallas B. Tanner, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jonathan S. Olsen, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Date: July 30, 2026

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: July 30, 2026