Form 10-Q
period 2026-09-30
Invitation Homes Inc.
filed 2026-10-29
CIK 1687229

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
		FORM	10-Q

☑		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended			September 30, 2026
OR
☐		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to

Commission File Number			001-38004

Invitation Homes Inc.
(Exact name of registrant as specified in its charter)

Maryland			90-0939055
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5420 LBJ Freeway,	Suite 600		75240
Dallas,	Texas
(Address of principal executive offices)			(Zip Code)

(972)			421-3600
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
As of October 28, 2026, there were 576,154,556 shares of common stock, par value $0.01 per share, outstanding.

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

AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov. We maintain a website at www.invh.com, where we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available free of charge as soon as reasonably practicable after they are filed with or furnished to the SEC. Additionally, we may, from time to time, disclose material information to investors and the public through our investor relations website at www.invh.com, press releases, public conference calls and webcasts, and our LinkedIn pages (https://www.linkedin.com/company/invitation-homes/ and https://www.linkedin.com/showcase/resibuilt-by-invitation-homes/). We may use any one or a combination of these channels for any particular announcement. We encourage investors, the media, and others interested in our company to monitor these channels, as information we post to them could be deemed material.
In addition, you may automatically receive email alerts and other information about Invitation Homes when you enroll your email address in the "receive investor email alerts" section at www.invh.com. The contents of our website and social media channels, and the information contained on or through them, are not a part of this filing and are not incorporated by reference herein.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include, but are not limited to, statements related to our expectations regarding the performance of our business, our financial results, our liquidity and capital resources, and other non-historical statements. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties that may impact our financial condition, results of operations, cash flows, business, associates, and residents, including, among others, risks inherent to the single-family rental industry and our business model, macroeconomic factors beyond our control, federal, state, and local laws, regulations, executive actions, and policy initiatives (including the implementation of the 21st Century ROAD to Housing Act (the “Housing Act”) and related rulemaking, any limitations on institutional participation in the single-family housing market, and the effects of the Housing Act on institutional demand for our build-to-rent communities, fee-build operations, and construction and development lending), competition in identifying and acquiring properties, competition in the leasing market for quality residents, increasing property taxes, homeowners’ association (“HOA”) fees, and insurance costs, poor resident selection and defaults and non-renewals by our residents, our dependence on third parties for key services, risks related to the evaluation of properties, performance of our information technology systems, development and use of artificial intelligence (“AI”), risks related to our indebtedness, risks related to the potential negative impact of fluctuating global and United States economic conditions (including inflation and imposition or increase of tariffs and trade restrictions by the United States and foreign countries), uncertainty in financial markets (including as a result of events affecting financial institutions), geopolitical tensions, natural disasters, climate change, and public health crises. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to, those described under Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report on Form 10-K”) as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q, in the Annual Report on Form 10-K, and in our other periodic filings. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and we expressly disclaim any obligation or undertaking to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except to the extent otherwise required by law.

DEFINED TERMS
Invitation Homes Inc. (“INVH”), a real estate investment trust (“REIT”), conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. Additionally, we engage in the construction of single-family rental communities through build-to-rent development and third-party fee-building arrangements, as well as offer construction loans to third‑party borrowers to finance the development of single-family residential communities. Unless the context suggests otherwise, references in this Quarterly Report on Form 10-Q to “Invitation Homes,” the “Company,” “we,” “our,” and “us” refer to INVH and its consolidated subsidiaries.
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
•“Same Store” or “Same Store portfolio” includes, for a given reporting period, wholly owned homes that have been stabilized and seasoned, excluding homes that have been sold, homes that have been identified for sale to an owner occupant and have become vacant, homes that have been deemed inoperable or significantly impaired by casualty loss events or force majeure, homes acquired in portfolio transactions that are deemed not to have undergone renovations of sufficiently similar quality and characteristics as our existing Same Store portfolio, homes occupied without a valid lease or other legal right of possession, and homes in markets that we have announced an intent to exit where we no longer operate a significant number of homes for the primary purpose of income generation. Homes are considered stabilized if they have (i) completed an initial renovation and (ii) entered into at least one post-initial renovation lease. An acquired portfolio that is both leased and deemed to be of sufficiently similar quality, characteristics, and lease terms as our existing Same Store portfolio may be considered stabilized at the time of acquisition. Homes are considered to be seasoned once they have been stabilized for at least 15 months prior to January 1st of the year in which the Same Store portfolio was established. We believe information about the portion of our portfolio that has been fully operational for the entirety of a given reporting period and its prior year comparison period provides management and external stakeholders with meaningful information about the performance of our comparable homes across periods and about trends in our organic business;
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

PART I
ITEM 1. FINANCIAL STATEMENTS

INVITATION HOMES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Investments in single-family residential properties:
Land	$4,949,591	$4,986,353
Building and improvements	17,986,242	17,789,827
	22,935,833	22,776,180
Less: accumulated depreciation	(5,904,081)	(5,501,558)
Investments in single-family residential properties, net	17,031,752	17,274,622
Cash and cash equivalents	78,927	129,971
Restricted cash	258,907	224,894
Goodwill	314,154	258,207
Investments in unconsolidated joint ventures	114,506	254,561
Other assets, net	732,543	538,035
Total assets	$18,530,789	$18,680,290

Liabilities:
Secured debt, net	$898,308	$1,384,114
Unsecured notes, net	4,896,194	4,398,921
Term loan facilities, net	2,460,701	2,451,985
Revolving facility	485,000	145,000
Accounts payable and accrued expenses	406,654	230,350
Resident security deposits	187,614	184,536
Other liabilities	337,331	317,492
Total liabilities	9,671,802	9,112,398
Commitments and contingencies (Note 14)

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share, 900,000,000 shares authorized, none outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 9,000,000,000 shares authorized, 581,764,220 and 610,788,732 outstanding as of September 30, 2026 and December 31, 2025, respectively	5,818	6,108
Additional paid-in capital	10,364,715	11,128,590
Accumulated deficit	(1,606,336)	(1,610,981)
Accumulated other comprehensive income	55,991	6,415
Total stockholders’ equity	8,820,188	9,530,132
Non-controlling interests	38,799	37,760
Total equity	8,858,987	9,567,892
Total liabilities and equity	$18,530,789	$18,680,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Rental revenues and other property income	$675,540	$666,191	$2,024,407	$1,978,369
Management fee revenues	19,889	21,975	59,479	65,677
Homebuilding revenues	35,849	—	129,054	—
Total revenues	731,278	688,166	2,212,940	2,044,046

Expenses:
Property operating and maintenance	264,198	259,037	771,044	740,764
Property management expense	39,163	37,073	116,214	109,645
Homebuilding cost of sales	31,967	—	113,316	—
General and administrative	34,233	18,444	95,884	71,553
Interest expense	92,045	90,781	281,345	262,449
Depreciation and amortization	195,751	188,457	583,192	557,058
Casualty losses, impairment, and other	6,807	3,420	15,388	11,132
Total expenses	664,164	597,212	1,976,383	1,752,601

Gain on sale of property, net of tax	136,176	45,515	355,578	163,772
Income (losses) from investments in unconsolidated joint ventures	(32,175)	2,130	(37,662)	(7,890)
Loss on debt extinguishment and modifications	(8,660)	—	(8,660)	—
Other, net	(3,366)	(1,389)	(6,008)	(2,468)

Net income	159,089	137,210	539,805	444,859
Net income attributable to non-controlling interests	(602)	(472)	(1,963)	(1,489)

Net income attributable to common stockholders	158,487	136,738	537,842	443,370
Net income available to participating securities	(676)	(264)	(2,059)	(714)

Net income available to common stockholders — basic and diluted (Note 12)	$157,811	$136,474	$535,783	$442,656

Weighted average common shares outstanding — basic	588,412,559	613,084,571	595,542,555	612,971,293
Weighted average common shares outstanding — diluted	588,534,202	613,084,571	595,690,705	613,237,288

Net income per common share — basic	$0.27	$0.22	$0.90	$0.72
Net income per common share — diluted	$0.27	$0.22	$0.90	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$159,089	$137,210	$539,805	$444,859

Other comprehensive income (loss)
Unrealized gains (losses) on interest rate swaps	25,877	2,435	57,701	(27,291)
Gains from interest rate swaps reclassified into earnings from accumulated other comprehensive income (loss)	(2,737)	(6,209)	(7,936)	(26,053)
Other comprehensive income (loss)	23,140	(3,774)	49,765	(53,344)
Comprehensive income	182,229	133,436	589,570	391,515
Comprehensive income attributable to non-controlling interests	(691)	(459)	(2,152)	(1,319)

Comprehensive income attributable to common stockholders	$181,538	$132,977	$587,418	$390,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three and Nine Months Ended September 30, 2026
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2026	590,613,522	$5,906	$10,604,456	$(1,588,885)	$32,940	$9,054,417	$38,194	$9,092,611
Net income	—	—	—	158,487	—	158,487	602	159,089
Total other comprehensive income	—	—	—	—	23,051	23,051	89	23,140
Dividends and dividend equivalents declared ($0.30 per share)	—	—	—	(175,938)	—	(175,938)	—	(175,938)
Distributions to non-controlling interests	—	—	—	—	—	—	(665)	(665)
Repurchases of common stock	(8,874,903)	(88)	(250,263)	—	—	(250,351)	—	(250,351)
Issuance of common stock — settlement of RSUs, net of tax	25,601	—	(361)	—	—	(361)	—	(361)
Share-based compensation expense	—	—	10,883	—	—	10,883	579	11,462
Balance as of September 30, 2026	581,764,220	$5,818	$10,364,715	$(1,606,336)	$55,991	$8,820,188	$38,799	$8,858,987

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2025	610,788,732	$6,108	$11,128,590	$(1,610,981)	$6,415	$9,530,132	$37,760	$9,567,892
Net income	—	—	—	537,842	—	537,842	1,963	539,805
Total other comprehensive income	—	—	—	—	49,576	49,576	189	49,765
Dividends and dividend equivalents declared ($0.90 per share)	—	—	—	(533,197)	—	(533,197)	—	(533,197)
Distributions to non-controlling interests	—	—	—	—	—	—	(2,388)	(2,388)
Repurchases of common stock	(29,454,639)	(294)	(789,245)	—	—	(789,539)	—	(789,539)
Issuance of common stock — settlement of RSUs, net of tax	430,127	4	(4,863)	—	—	(4,859)	—	(4,859)
Share-based compensation expense	—	—	30,233	—	—	30,233	1,275	31,508
Balance as of September 30, 2026	581,764,220	$5,818	$10,364,715	$(1,606,336)	$55,991	$8,820,188	$38,799	$8,858,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)
For the Three and Nine Months Ended September 30, 2025
(in thousands, except share and per share data)
(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of June 30, 2025	613,008,220	$6,130	$11,181,950	$(1,531,350)	$11,556	$9,668,286	$37,010	$9,705,296
Net income	—	—	—	136,738	—	136,738	472	137,210
Total other comprehensive loss	—	—	—	—	(3,761)	(3,761)	(13)	(3,774)
Dividends and dividend equivalents declared ($0.29 per share)	—	—	—	(176,851)	—	(176,851)	—	(176,851)
Distributions to non-controlling interest	—	—	—	—	—	—	(621)	(621)
Issuance of common stock — settlement of RSUs, net of tax	12,369	—	(226)	—	—	(226)	—	(226)
Share-based compensation expense	—	—	1,758	—	—	1,758	158	1,916
Balance as of September 30, 2025	613,020,589	$6,130	$11,183,482	$(1,571,463)	$7,795	$9,625,944	$37,006	$9,662,950

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance as of December 31, 2024	612,605,478	$6,126	$11,170,597	$(1,480,928)	$60,969	$9,756,764	$35,745	$9,792,509
Net income	—	—	—	443,370	—	443,370	1,489	444,859
Total other comprehensive loss	—	—	—	—	(53,174)	(53,174)	(170)	(53,344)
Dividends and dividend equivalents declared ($0.87 per share)	—	—	—	(533,905)	—	(533,905)	—	(533,905)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,951)	(1,951)
Issuance of common stock — settlement of RSUs, net of tax	407,611	4	(5,759)	—	—	(5,755)	—	(5,755)
Share-based compensation expense	—	—	18,298	—	—	18,298	2,239	20,537
Redemption of OP Units for common stock	7,500	—	346	—	—	346	(346)	—
Balance as of September 30, 2025	613,020,589	$6,130	$11,183,482	$(1,571,463)	$7,795	$9,625,944	$37,006	$9,662,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income	$539,805	$444,859

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	583,192	557,058
Gain on sale of property, net of tax	(355,578)	(163,772)
Share-based compensation expense	31,508	20,537
Amortization of deferred financing costs	15,696	16,059
Amortization of debt discounts	2,862	2,410
Provisions for impairment	2,226	434
Change in fair value of derivative instruments	1,640	(5,541)
Losses from investments in unconsolidated joint ventures, net of operating distributions	40,736	9,926
Loss on debt extinguishment and modifications	8,660	—
Other non-cash amounts included in net income	17,368	8,411
Changes in operating assets and liabilities:
Other assets, net	11,479	(10,437)
Accounts payable and accrued expenses	161,804	193,385
Resident security deposits	1,125	3,449
Other liabilities	(1,947)	802
Net cash provided by operating activities	1,060,576	1,077,580

Investing Activities:
Acquisition and initial renovations of single-family residential properties	(197,141)	(673,358)
Other capital expenditures for single-family residential properties	(180,783)	(183,964)
Proceeds from sale of single-family residential properties	758,406	373,806
Acquisition of homebuilding platform (Note 16)	(91,076)	—
Investments in land and construction in progress	(80,132)	—
Investments in unconsolidated joint ventures	(220,990)	(39,779)
Non-operating distributions from unconsolidated joint ventures	8,158	16,401
Fundings of construction and development loans	(49,343)	—
Other investing activities	(11,444)	(64,099)
Net cash used in investing activities	(64,345)	(570,993)

Financing Activities:
Payment of dividends and dividend equivalents	(541,698)	(534,826)
Distributions to non-controlling interests	(2,362)	(1,951)
Repurchases of common stock	(797,630)	—
Payment of taxes related to net share settlement of RSUs	(4,859)	(5,755)
Payments on secured debt	(488,232)	(3,799)
Proceeds from unsecured notes	496,455	596,862
Proceeds from revolving facility	985,000	400,000
Payments on revolving facility	(645,000)	(970,000)
Deferred financing costs paid	(5,530)	(8,803)
Debt extinguishment and modification costs paid	(4,921)	—
Other financing activities	(4,485)	(2,340)
Net cash used in financing activities	(1,013,262)	(530,612)

INVITATION HOMES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Change in cash, cash equivalents, and restricted cash	$(17,031)	$(24,025)
Cash, cash equivalents, and restricted cash, beginning of period (Note 4)	354,865	419,693
Cash, cash equivalents, and restricted cash, end of period (Note 4)	$337,834	$395,668
Supplemental cash flow disclosures:
Interest paid, net of amounts capitalized	$272,613	$257,056
Interest capitalized as investments in single-family residential properties, net	1,041	1,401
Cash paid for income taxes	221	70
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,535	3,324
Financing cash flows from finance leases	4,484	2,340

Non-cash investing and financing activities:
Transfer of residential property, net to other assets, net for held for sale assets	$257,105	$98,581
Accrued residential property capital improvements at period end	9,306	11,649
Accrued renovation improvements at period end	609	1,290
Reclassification of construction in progress to residential property	18,431	—
Consolidation of investments in single-family residential properties in connection with dissolution of joint ventures (Note 5)	306,132	—
Contingent consideration recognized for acquisition of homebuilding platform (Note 16)	8,500	—
Dividends declared but not paid at period end	175,546	178,016
Change in other comprehensive income (loss) from cash flow hedges	48,125	(47,803)
ROU assets obtained in exchange for operating lease liabilities	12,547	16,426
ROU assets obtained in exchange for finance lease liabilities	11,329	3,872

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 1—Organization and Formation
Invitation Homes Inc. (“INVH”) is a real estate investment trust (“REIT”), organized under the laws of Maryland, that conducts its operations through Invitation Homes Operating Partnership LP (“INVH LP”). INVH LP was formed for the purpose of owning, renovating, leasing, and operating single-family residential properties. Through THR Property Management L.P., a wholly owned subsidiary of INVH LP, and its wholly owned subsidiaries (collectively, the “Manager”), we provide all management and other administrative services with respect to the properties we own. The Manager also provides professional property and asset management services to portfolio owners of single-family homes for lease, including our investments in unconsolidated joint ventures. Additionally, we engage in the construction of single-family rental communities through build-to-rent development and third-party fee-building arrangements, as well as offer construction loans to third‑party borrowers to finance the development of single-family residential communities. As of September 30, 2026, we wholly own 85,961 homes for lease, jointly own 7,445 homes for lease, and provide professional third-party property and asset management services for an additional 15,354 homes.
The limited partnership interests of INVH LP consist of common units and other classes of limited partnership interests that may be issued (the “OP Units”). As of September 30, 2026, INVH owns 99.6% of the common OP Units directly and through Invitation Homes OP GP LLC, a wholly owned subsidiary of INVH (the “General Partner”), and INVH has the full, exclusive, and complete responsibility for and discretion over the day-to-day management and control of INVH LP.
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
These condensed consolidated financial statements include the accounts of INVH and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. In the opinion of management, all adjustments that are of a normal recurring nature considered necessary for a fair presentation of our interim financial statements have been included in these condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.
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
Non-controlling interests represent the OP Units not owned by INVH, including any OP Units resulting from vesting and conversion of units granted in connection with certain share-based compensation awards. Non-controlling interests are presented as a separate component of equity on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, and the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 include an allocation of the net income attributable to the non-controlling interest holders. OP Units are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash, and redemptions of OP Units are accounted for as a reduction in non-controlling interests with an offset to stockholders’ equity based on the pro rata number of OP Units redeemed.
Significant Risks and Uncertainties
Our financial condition and results of operations are subject to risks related to fluctuating global and United States economic conditions (including inflation, interest rate increases, and labor shortages), uncertainty in financial markets, geopolitical tensions, and a general decline in business activity and/or consumer confidence. In addition, our business is subject to risks arising from legislative, regulatory, and executive actions and policy initiatives at the federal, state, and local levels that address residential housing supply and availability, including increased scrutiny of institutional ownership of single-family rental housing and measures that could restrict or otherwise affect the acquisition, ownership, or operation of single-family residential rental properties. The viability of our land development, fee-building, and build-to-rent operations, as well as our construction and development lending activities, similarly depends on these macroeconomic factors and on the continued participation of institutional purchasers, who have historically represented a meaningful source of demand for newly constructed single-family homes.
These factors could adversely affect (i) our occupancy levels, rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, (iv) the value of our homes and our business that could cause us to recognize impairments in the value of our assets, and (v) demand for our land development, fee-building, and build-to-rent operations, as well as our construction and development lending activities. Such macroeconomic conditions and geopolitical events may also negatively impact consumer income, credit availability, and spending, which may adversely impact our business, financial condition, cash flows, and results of operations, including the ability of our residents to pay rent. Regulatory actions or policy changes affecting single-family residential rental housing, whether enacted or proposed, including but not limited to the 21st Century ROAD to Housing Act that became federal law on July 11, 2026 (the “Housing Act”), could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations, financial condition, or cash flows. In addition, expanded tenant-protection and rent regulation requirements (whether enacted or proposed) could increase operating costs, reduce revenue, limit operational flexibility, and increase litigation and regulatory enforcement risk.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

We believe the legislative uncertainty preceding the enactment of the Housing Act contributed to certain prospective institutional purchasers deferring or curtailing their acquisition activity, which has reduced demand for our build-to-rent communities and fee-build operations, as well as for our construction and development lending. To the extent institutional demand remains constrained, our revenues, margins, and returns on invested capital in these business activities could be materially adversely affected, and if institutional capital is redirected away from single-family housing, our ability to maintain a pipeline of controlled lots on favorable terms through joint ventures, land banking arrangements, or similar structures could be impaired. Although the Housing Act includes an exception for build-to-rent development, the implementing regulatory framework may impose compliance costs or operational constraints that diminish the attractiveness of these programs to us, institutional investors, or our partners, and there can be no assurance that such exceptions will be maintained or that future legislative or regulatory action will not further restrict institutional participation in the single-family housing market.
In addition, consumer confidence and spending may decline in response to changes in fiscal and monetary policy, reductions in income or asset values, and other macroeconomic factors. Labor shortages and inflationary increases in labor and material costs have impacted and may continue to impact certain aspects of our business. The imposition of or an increase in tariffs and trade restrictions by the United States and foreign countries could lead to increased costs and supply chain disruptions.
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
Reclassifications
For the three and nine months ended September 30, 2025, we combined balances of $380 and $69, respectively, from gains on investments in equity and other securities, net, into other, net to conform to our current presentation on the condensed consolidated statements of operation. The reclassification had no effect on total reported net income for the comparative periods.
The following table summarizes prior year balances that were reclassified to conform to our current presentation on the condensed consolidated statements of cash flows. The reclassifications had no effect on total reported operating, investing, or financing activities for the comparative periods.

For the Nine Months Ended September 30, 2025
Operating Activities:
Gains on investments in equity and other securities, net(1)	$(69)
Investing Activities:
Deposits for acquisition of single-family residential properties(2)	29,529
Initial renovations to single-family residential properties(2)	(22,069)
Investments in equity securities(3)	(2,259)

(1)Reclassified into other non-cash amounts included in net income.
(2)Reclassified into acquisition and initial renovation of single-family residential properties.
(3)Reclassified into other investing activities.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Accounting Policies
During the nine months ended September 30, 2026, we established accounting policies related to revenue recognition for our homebuilding business and expected credit losses on our construction and development loans (see Note 6). There have not been any other changes to our significant accounting policies that have had a material impact on our condensed consolidated financial statements and related notes, compared to those policies disclosed in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Note 3—Investments in Single-Family Residential Properties
The following table sets forth the net carrying amount associated with our properties by component:

	September 30, 2026	December 31, 2025
Land	$4,949,591	$4,986,353
Single-family residential property	17,239,530	17,049,737
Capital improvements	596,597	594,422
Equipment	150,115	145,668
Total gross investments in the properties	22,935,833	22,776,180
Less: accumulated depreciation	(5,904,081)	(5,501,558)
Investments in single-family residential properties, net	$17,031,752	$17,274,622

As of September 30, 2026 and December 31, 2025, the carrying amount of the residential properties above includes $147,367 and $148,650, respectively, of capitalized acquisition costs (excluding purchase price), along with $77,194 and $79,124, respectively, of capitalized interest, $30,644 and $31,493, respectively, of capitalized property taxes, $4,989 and $5,138, respectively, of capitalized insurance, and $3,681 and $3,758, respectively, of capitalized homeowners’ association (“HOA”) fees.
During the three months ended September 30, 2026 and 2025, we recognized $185,136 and $183,653, respectively, of depreciation expense related to the components of the properties, and $6,427 and $4,804, respectively, of depreciation and amortization related to corporate fixed assets. These amounts are included in depreciation and amortization in the condensed consolidated statements of operations. Further, during the three months ended September 30, 2026 and 2025, impairments totaling $796 and $335, respectively, have been recognized and are included in casualty losses, impairment and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.
During the nine months ended September 30, 2026 and 2025, we recognized $555,459, and $543,775, respectively, of depreciation expense related to the components of the properties, and $18,435, and $13,283, respectively, of depreciation and amortization related to corporate fixed assets. These amounts are included in depreciation and amortization on the condensed consolidated statements of operations. Further, during the nine months ended September 30, 2026 and 2025, impairments totaling $2,226, and $434, respectively, have been recognized and are included in casualty losses, impairment, and other in the condensed consolidated statements of operations. See Note 11 for additional information regarding these impairments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 4—Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of such amounts shown on the condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$78,927	$129,971
Restricted cash	258,907	224,894
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$337,834	$354,865
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
The balances of our restricted cash accounts are set forth in the table below. As of September 30, 2026 and December 31, 2025, no amounts were funded to the insurance accounts as the conditions specified in the Secured Debt loan agreements that require such funding did not exist.

	September 30, 2026	December 31, 2025
Resident security deposits	$188,201	$184,883
Tax deferred property exchange deposits	37,651	23,346
Property taxes	17,401	4,079
Collections	8,902	8,177
Capital expenditures	3,926	1,623
Letters of credit	2,550	2,510
Special and other reserves	276	276
Total	$258,907	$224,894

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 5—Investments In Unconsolidated Joint Ventures
The following table summarizes our investments in unconsolidated joint ventures, which are accounted for using the equity method of accounting, as of September 30, 2026 and December 31, 2025:

		Number of Properties Owned		Carrying Value
	Ownership Percentage	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
2020 Rockpoint JV(1)	20.0%	2,604	2,605	$30,522	$36,885
Upward America JV(2)	7.2%	3,717	3,720	31,442	32,292
2024 Peregrine JV(3)	30.0%	119	119	15,944	16,073
FNMA(4)(5)	10.0%	284	320	14,902	17,280
2022 Rockpoint JV(1)	16.7%	721	389	21,696	13,272
Pathway Property Company(6)	—%	—	853	—	111,811
Pathway Operating Company(6)	—%	N/A	N/A	—	26,948
Total				$114,506	$254,561

(1)Owns homes in markets within the Western United States, Southeast United States, Florida, Tennessee, and Texas.
(2)Owns homes in markets within the Southeast United States, Florida, Minnesota, Tennessee, and Texas.
(3)Owns homes in markets within the Southeast United States and Florida.
(4)Owns homes within the Western United States.
(5)During the year ended December 31, 2025, our share of income increased from 10.0% to 50.0% as a result of achieving a promote interest threshold pursuant to the terms of the joint venture agreement.
(6)On September 15, 2026, we executed a series of agreements to effectuate the dissolution of the Pathway joint ventures, Pathway Property Company and Pathway Operating Company (the “Pathway Transaction,” as more fully described below). Pathway Property Company owned a portfolio of single-family residential properties, and Pathway Operating Company provided technology platform and asset management services to Pathway Property Company. As of December 31, 2025, under the joint venture structure, we owned homes in markets within the Western United States, Southeast United States, Florida, Tennessee, and Texas.

Each joint venture was initially capitalized with equity investments. Certain of the joint ventures subsequently entered into financing arrangements, and we have guaranteed the funding of certain, tax, insurance, and non-conforming property reserves related to the financing of one of the joint ventures. Total remaining equity commitments for our investments in unconsolidated joint ventures are $62,624 as of September 30, 2026.
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
We recorded net income (losses) from these investments for the three months ended September 30, 2026 and 2025, totaling $32,175 of net losses and $2,130 of net income, respectively, and for the nine months ended September 30, 2026 and 2025, totaling $37,662 and $7,890 of net losses, respectively, which are included in income (losses) from investments in unconsolidated joint ventures on the condensed consolidated statements of operations.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

We earn property and/or asset management fees from each of our investments in unconsolidated joint ventures as of September 30, 2026, and these fees are related party transactions. Prior to the Pathway Transaction, we also earned asset management fees from Pathway Property Company. For the three months ended September 30, 2026 and 2025, we earned $6,348, and $6,317, respectively, and for the nine months ended September 30, 2026 and 2025, we earned $18,672 and $18,784, respectively, of management fees from these related parties which are included in management fee revenues on the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, management fee receivables from our related parties totaled $1,987 and $1,884, respectively. (See Note 6 for additional information regarding total management fee revenues.)
Pathway Transaction
In connection with the Pathway Transaction, we acquired the general partner and all other interests in Pathway Property Company, resulting in our ownership of a controlling financial interest in the entity and the consolidation of the 894 homes, along with other assets and liabilities, previously owned by Pathway Property Company. In conjunction with the Pathway Transaction, we contributed $196,912 to Pathway Property Company to repay the outstanding balance of and release the homes securing the joint venture’s warehouse loan. Additionally, the operating agreements governing the Pathway joint ventures were terminated, resulting in the dissolution of Pathway Operating Company. We recognized a $30,411 aggregate net loss related to the dissolution of the joint ventures and the resulting consolidation of the assets and liabilities owned by Pathway Property Company at fair value. The loss is included in income (losses) from investments in unconsolidated joint ventures on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
Note 6—Other Assets
As of September 30, 2026 and December 31, 2025, the balances in other assets, net are as follows:

	September 30, 2026	December 31, 2025
Receivables, net:
Construction and development loan receivables, net	$55,014	$6,032
Rent receivables, net	30,595	31,772
Homebuilding receivables and contract assets	21,960	—
Other receivables	18,218	28,407
Total receivables, net	125,787	66,211
Land and construction in progress	83,815	23,839
Held for sale assets(1)	72,496	58,563
Investments in equity and other securities	68,667	63,122
ROU lease assets — operating and finance, net	61,728	45,949
Corporate fixed assets, net	60,710	56,613
Derivative instruments (Note 8)	59,863	14,354
Investments in debt securities, net	55,235	54,972
Prepaid expenses	52,799	56,278
Intangible assets other than goodwill	50,130	19,428
Amounts deposited and held by others	12,395	39,419
Other	28,918	39,287
Total	$732,543	$538,035

(1)As of September 30, 2026 and December 31, 2025, 330 and 278 properties, respectively, are classified as held for sale.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Construction and Development Loan Receivables, net
Construction and development loan receivables, net represent loans made to third‑party borrowers to finance construction projects for the development of single-family residential properties. These loans are generally advanced over the construction phase and are secured by the underlying construction projects, including the related real estate assets under construction. The loan receivables are recorded at amortized cost, which consists of the outstanding principal balance, including funded loan advances and accrued interest, as applicable, adjusted for amortization of deferred loan origination fees and costs. Deferred loan origination fees and costs are amortized over the life of the loan using the effective interest method. The amortized cost of loan receivables is further reduced by the allowance for credit losses. As of September 30, 2026, we have funded $57,553 on six loans with remaining commitments totaling $221,886. As of December 31, 2025, we had funded $6,638 on two loans with remaining commitments totaling $67,461.
Allowance for Credit Losses on Construction and Development Loan Receivables
The amortized cost of loan receivables is reduced by the allowance for credit losses. We estimate our allowance for credit losses using a probability of default, loss given default, and exposure at default methodology applied to our construction and development loan portfolio. Expected credit losses are measured over the contractual life of each loan and incorporate third-party historical loss data, current portfolio conditions, and third-party macroeconomic forecasts over a 12-month reasonable and supportable forecast period. Following this forecast period, the loss rate assumptions revert to long-term historical expectations using a straight-line method.
We assess credit quality primarily through our internal risk rating system for each loan. Loans are assigned a risk rating on a scale of 1 to 5, with 1 representing the lowest level of credit risk and 5 representing the highest level of credit risk. Ratings are determined using a structured framework that considers several factors, including loan-to-cost ratios, sponsor strength and experience, construction progress, general contractor experience, occupancy and leasing conditions, market dynamics, and payment performance. The risk rating drives the loss rate assumptions used in the reserve calculation.
Our allowance includes reserves for both funded loan balances, which are recorded as a contra-asset to the related loan receivables, and unfunded loan commitments, which are recorded as a liability. Paid-in-kind interest is added to a loan’s principal balance and is incorporated into the allowance for credit loss model.
The following table summarizes the credit risk profiles of our construction and development loan receivables as of September 30, 2026 by year of origination at amortized cost.

	2026	2025	Total(1)
Rating 1	$—	$—	$—
Rating 2	11,056	30,963	42,019
Rating 3	13,678	—	13,678
Rating 4	—	—	—
Rating 5	—	—	—
Total	$24,734	$30,963	$55,697

(1)No construction and development loans were originated prior to fiscal year 2025.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

The following table presents the changes in the allowance for credit losses on construction and development loan receivables and the reserve for unfunded loan commitments for the three and nine months ended September 30, 2026.

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
Allowance for credit losses(1)(2)
Beginning balance	$—	$—
Provision for credit losses(3)	683	683
Ending balance	683	683

Reserve for unfunded loan commitments(1)(4)
Beginning balance	—	—
Provision for credit losses(3)	2,833	2,833
Ending balance	2,833	2,833

Total	$3,516	$3,516

(1)No allowance for credit losses or reserve for unfunded loan commitments was recognized during the three and nine months ended September 30, 2025 as our construction and development loan activity was immaterial at that time.
(2)Included in other assets as a reduction to our construction and development loan receivables on the condensed consolidated balance sheet.
(3)Included in other, net on the condensed consolidated statements of operations.
(4)Included in other liabilities on the condensed consolidated balance sheet.
As of September 30, 2026, no construction and development loans were past due or placed on nonaccrual status. Additionally, there were no charge-offs or recoveries recorded during the three and nine months ended September 30, 2026.
Rent Receivables, net
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
Variable lease payments consist of resident reimbursements for utilities, and various other fees, including late fees and lease termination fees, among others. Variable lease payments are charged based on the terms and conditions included in the resident leases. For the three months ended September 30, 2026 and 2025, rental revenues and other property income includes $48,329 and $45,638 of variable lease payments, respectively. For the nine months ended September 30, 2026 and 2025, rental revenues and other property income includes $138,414 and $130,159 of variable lease payments, respectively.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Future minimum rental revenues and other property income under leases on our single-family residential properties in place as of September 30, 2026 are as follows:

Year	Lease Payments to be Received
Remainder of 2026	$576,209
2027	1,110,963
2028	147,110
2029	—
2030	—
Thereafter	—
Total	$1,834,282
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
In fulfilling our performance obligations, we engage subcontractors and incur other direct costs on behalf of our customers. These costs are reimbursable and, in accordance with GAAP, are included in both homebuilding revenues and homebuilding cost of sales on the condensed consolidated statements of operations. For the three and nine months ended September 30, 2026, we recognized total homebuilding revenues of $35,849 and $129,054, respectively.
Homebuilding receivables represent amounts billed to customers that have not yet been collected and reflect our unconditional right to cash. Customer payments are typically received within 30 to 45 days of billing. As of September 30, 2026, homebuilding receivables totaled $15,448, and there were no homebuilding receivables as of December 31, 2025.
Revenue recognition may not align with billing or cash collections due to contractual billing terms, including advance billings and billings based on the completion of work, and may result in contract assets or contract liabilities. Contract assets arise when revenue is recognized in advance of billings, in accordance with contract terms, and are reclassified to accounts receivable when our right to consideration becomes unconditional. As of September 30, 2026, contract assets totaled $6,512, and there were no contract assets as of December 31, 2025.
Contract liabilities primarily arise from advance billings, as permitted under contract terms, or payments received prior to the satisfaction of the related performance obligations and are recognized as revenue as we fulfill our performance obligations. These amounts are included in other liabilities on the condensed consolidated balance sheets. As of September 30, 2026, contract liabilities totaled $222, and there were no contract liabilities as of December 31, 2025.
Remaining performance obligations represent contracted revenue not yet recognized, including unearned revenue and unbilled amounts to be recognized in future periods. As of September 30, 2026, we allocated $219,764 of transaction price to unsatisfied or partially satisfied performance obligations, of which $62,549 relate to a development contract with an unconsolidated joint venture, a related party. Approximately 57% is expected to be recognized within the next twelve months, with the remaining amount recognized over the next two to three years.
No revenue has been recognized under the development contract with the unconsolidated joint venture during the three and nine months ended September 30, 2026. Any profits generated from transactions with an unconsolidated joint venture will be eliminated to the extent of our ownership interest.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Other Receivables
Other receivables consist primarily of receivables for property and asset management services provided to portfolio owners of single-family homes for lease, including investments in our unconsolidated joint ventures (see Note 5), and other miscellaneous receivables. Our property and asset management services include resident support, maintenance, marketing, and administrative functions. As of September 30, 2026 and 2025, we provided property and asset management services for 22,799 and 24,048 homes, respectively, of which 7,445 and 7,897 homes, respectively, were owned by our unconsolidated joint ventures. For the three months ended September 30, 2026 and 2025, we earned management fees totaling $19,889 and $21,975, respectively. For the nine months ended September 30, 2026 and 2025, we earned management fees totaling $59,479 and $65,677, respectively. These revenues are included in management fee revenues on the condensed consolidated statements of operations.
Land and Construction in Progress
We hold investments in land held for potential future construction and have incurred costs for construction in progress for single‑family homes that we intend to own and lease upon completion of development activities or sell to unconsolidated joint ventures. We have entered into a development contract with an unconsolidated joint venture to construct single-family residential homes on land we own and will subsequently sell the land and completed homes to the joint venture.
No revenue has been recognized under the development contract with the unconsolidated joint venture during the three and nine months ended September 30, 2026. Any profits generated from transactions with an unconsolidated joint venture will be eliminated to the extent of our ownership interest.
Investments in Equity and Other Securities
We hold investments in equity and other securities both with and without a readily determinable fair value. Investments with a readily determinable fair value are measured at fair value, and those without a readily determinable fair value are measured at cost, less any impairment, plus or minus changes resulting from observable price changes for identical or similar investments in the same issuer. As of September 30, 2026 and December 31, 2025, the values of our investments in equity and other securities are as follows:

	September 30, 2026	December 31, 2025
Investments without a readily determinable fair value	$68,184	$62,296
Investments with a readily determinable fair value	483	826
Total	$68,667	$63,122
The components of gains (losses) on investments in equity and other securities, net for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains recognized on investments sold during the reporting period	$—	$207	$—	$207
Net unrealized gains (losses) on investments still held at the reporting date — with a readily determinable fair value	(5)	173	(344)	(138)
Total	$(5)	$380	$(344)	$69

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Right-of-Use (“ROU”) Lease Assets — Operating and Finance, net
The following table presents supplemental information related to leases into which we have entered as a lessee as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Other assets	$41,213	$20,515	$32,133	$13,816
Other liabilities (Note 14)	46,051	20,149	35,494	13,512
Weighted average remaining lease term	8.7 years	3.1 years	9.1 years	3.1 years
Weighted average discount rate	5.7%	5.9%	5.7%	5.9%
Investments in Debt Securities, net
In connection with our Secured Debt (as defined in Note 7), we have retained and purchased certificates totaling $55,235, net of unamortized discounts of $264 as of September 30, 2026. These investments in debt securities are classified as held to maturity investments. As of September 30, 2026, we have not recognized any credit losses with respect to these investments in debt securities, and our retained certificates are scheduled to mature in one year.
Intangible Assets other than Goodwill
The following table presents the gross carrying amount and accumulated amortization, including the recognition of accelerated amortization when appropriate, calculated using the straight‑line method over the estimated useful lives, in total and by major class of intangible assets, as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Customer relationships(1)	$32,000	$(5,085)	$26,915	4 — 5 years
Trade name(1)	8,000	(715)	7,285	8 years
Property and asset management contracts	24,244	(8,314)	15,930	5 — 10 years
Total	$64,244	$(14,114)	$50,130

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Amortization Period
Property and asset management contracts	$24,244	$(4,816)	$19,428	5 — 10 years

(1)We recorded $40,000 of intangible assets in connection with the acquisition of ResiBuilt (as defined in Note 16) in January 2026.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Amortization expense totaled $4,188 and $669 for the three months ended September 30, 2026 and 2025, respectively, and $9,298 and $2,007 for the nine months ended September 30, 2026 and 2025, respectively. The expected future amortization expense for intangible assets as of September 30, 2026 are as follows:

Year	Amortization
Remainder of 2026	$2,647
2027	10,587
2028	10,587
2029	10,129
2030	6,785
Thereafter	9,395
Total	$50,130
Other
Other is primarily comprised of net deferred financing costs and other deferred costs, including those that will be capitalized as corporate fixed assets upon deployment of internally developed software. In connection with the Revolving Facility (as defined in Note 7), we incurred $25,626 of financing costs, which have been deferred as other assets, net on our condensed consolidated balance sheets. We amortize deferred financing costs as interest expense on a straight-line basis over the term of the Revolving Facility and accelerate amortization if debt is retired before the maturity date, as appropriate. As of September 30, 2026 and December 31, 2025, the unamortized balances of these deferred financing costs are $12,423 and $17,230, respectively.
Note 7—Debt
Secured Debt
The following table sets forth a summary of our secured debt as of September 30, 2026 and December 31, 2025:

				Outstanding Principal Balance(1)
	Origination Date	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
IH 2017-1(2)(3)(4)	April 28, 2017	June 9, 2027	4.23%	$499,517	$987,486
IH 2019-1(5)	June 7, 2019	June 9, 2031	3.59%	400,386	400,386
Total Secured Debt				899,903	1,387,872
Less: deferred financing costs, net				(1,595)	(3,758)
Total				$898,308	$1,384,114

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
(3)Net of unamortized discount of $264 and $527 as of September 30, 2026 and December 31, 2025, respectively.
(4)On July 9, 2026, we used proceeds from the issuance of unsecured notes to make a $488,000 voluntary prepayment on the outstanding principal balance of IH 2017-1 and incurred a prepayment premium of $4,880.

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
As of September 30, 2026 and December 31, 2025, a total of 8,889 and 8,891 homes, with a gross book value of $1,957,691 and $1,929,649, respectively, and a net book value of $1,286,798 and $1,311,955, respectively, are pledged pursuant to the Secured Debt. Each Borrower Entity has the right, subject to certain requirements and limitations outlined in the respective loan agreements, to substitute properties. In addition, four times after the first anniversary of the closing date, the IH 2019-1 Borrower Entity has the right, subject to certain requirements and limitations outlined in the loan agreement, to execute a special release of collateral representing up to 15% of the then-outstanding principal balance of the loan in order to bring the loan-to-value ratio back in line with the loan’s loan-to-value ratio as of the closing date. Any such special release of collateral would not change the then-outstanding principal balance of the loan, but rather would reduce the number of single-family rental homes included in the collateral pool.
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
The retained certificates, net of discount, total $55,235 and $54,972 as of September 30, 2026 and December 31, 2025, respectively, and are classified as held to maturity investments and recorded in other assets, net on the condensed consolidated balance sheets (see Note 6).

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
Prepayments
Prepayments of Secured Debt are generally not permitted under the terms of the respective loan agreements unless such prepayments are made pursuant to the voluntary election or mandatory provisions specified in such agreements. The specified mandatory provisions become effective to the extent that a property becomes characterized as a disqualified property, a property is sold, and/or upon the occurrence of a condemnation or casualty event associated with a property. To the extent either a voluntary election is made, or a mandatory prepayment condition exists, in addition to paying all interest and principal, we must also pay certain breakage costs as determined by the loan servicer and a yield maintenance or prepayment premium if prepayment occurs before specified dates. For IH 2017-1 and IH 2019-1, prepayments on or before December 2026 or June 2030, respectively, will require a yield maintenance or prepayment premium. For the nine months ended September 30, 2026 and 2025, we made voluntary and mandatory prepayments totaling $488,232 and $3,799, respectively, under the terms of the loan agreements. During the nine months ended September 30, 2026, we incurred a $4,880 prepayment penalty related to a $488,000 voluntary prepayment of IH 2017-1.
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
The following table sets forth a summary of our Unsecured Notes as of September 30, 2026 and December 31, 2025:

	Interest Rate(1)	September 30, 2026	December 31, 2025
Total Unsecured Notes, net(2)	2.00% — 5.50%	$4,925,410	$4,426,356
Deferred financing costs, net		(29,216)	(27,435)
Total		$4,896,194	$4,398,921

(1)Represents the range of contractual rates in place as of September 30, 2026.
(2)Net of unamortized discount of $24,590 and $23,644 as of September 30, 2026 and December 31, 2025, respectively. Maturity dates for the Unsecured Notes range from May 2028 through May 2036 (see “Debt Maturities Schedule” for additional information).

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Issuances
The following activity occurred during the nine months ended September 30, 2026 and 2025 with respect to the Unsecured Notes:
•On July 8, 2026, in a public offering under our existing shelf registration statement, we issued $500,000 aggregate principal amount of 4.95% Senior Notes which mature on February 1, 2032.
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
The following table sets forth a summary of the outstanding principal amounts under the Term Loan Facilities and the Revolving Facility, as of September 30, 2026 and December 31, 2025:

	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
2024 Term Loan Facility(1)(2)	September 9, 2028	4.76%	$1,750,000	$1,750,000
2022 Term Loan Facility(3)(4)	April 28, 2028	4.76%	725,000	725,000
Total Term Loan Facilities			2,475,000	2,475,000
Less: deferred financing costs, net			(14,299)	(23,015)
Term Loan Facilities, net			$2,460,701	$2,451,985

Revolving Facility(1)(2)(5)	September 9, 2028	4.69%	$485,000	$145,000

(1)Interest rates for the 2024 Term Loan Facility and the Revolving Facility are based on the weighted average spread over a published forward-looking SOFR for the interest period relevant to such borrower (“Term SOFR”), plus an applicable margin. As of September 30, 2026, the applicable margins were 0.85% and 0.78% for the 2024 Term Loan Facility and the Revolving Facility, respectively, and Term SOFR was 3.91%. On February 4, 2026, we entered into an amendment to the Credit Facility whereby Term SOFR is no longer subject to a 0.10% credit spread adjustment.
(2)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(3)Interest rate for the 2022 Term Loan Facility is based on Term SOFR plus the applicable margin. As of September 30, 2026, the applicable margin was 0.85% and Term SOFR was 3.91%.
(4)If we exercise the two one year extension options, the maturity date will be April 28, 2030.
(5)As of September 30, 2026, $1,265,000 of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Debt Maturities Schedule
The following table summarizes the contractual maturities of our debt as of September 30, 2026:

Year	Secured Debt	Unsecured Notes	Term Loan Facilities(1)(2)	Revolving Facility(1)(3)	Total
2026	$—	$—	$—	$—	$—
2027	499,781	—	—	—	499,781
2028	—	750,000	2,475,000	485,000	3,710,000
2029	—	—	—	—	—
2030	—	450,000	—	—	450,000
Thereafter	400,386	3,750,000	—	—	4,150,386
Total	900,167	4,950,000	2,475,000	485,000	8,810,167
Less: deferred financing costs, net	(1,595)	(29,216)	(14,299)	—	(45,110)
Less: unamortized debt discount	(264)	(24,590)	—	—	(24,854)
Total	$898,308	$4,896,194	$2,460,701	$485,000	$8,740,203

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
The table below summarizes our interest rate swap instruments as of September 30, 2026:

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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

During the nine months ended September 30, 2026 and 2025, interest rate swap instruments were used to hedge the variable cash flows associated with existing variable-rate interest payments. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. During the next 12 months, we estimate that $26,096 will be reclassified to earnings as a decrease in interest expense.
Fair Values of Derivative Instruments on the Condensed Consolidated Balance Sheets
The table below presents the fair value of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025:

	Asset Derivatives			Liability Derivatives
		Fair Value as of			Fair Value as of
	Balance Sheet Location	September 30, 2026	December 31, 2025	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	Other assets	$59,863	$14,354	Other liabilities	$—	$2,616

Derivatives not designated as hedging instruments:
Interest rate caps	Other assets	—	—	Other liabilities	—	—
Total		$59,863	$14,354		$—	$2,616
Offsetting Derivatives
We enter into master netting arrangements, which reduce risk by permitting net settlement of transactions with the same counterparty. The tables below present a gross presentation, the effects of offsetting, and a net presentation of our derivatives as of September 30, 2026 and December 31, 2025:

	September 30, 2026
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets/ Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
Offsetting assets:
Derivatives	$59,863	$—	$59,863	$—	$—	$59,863
Offsetting liabilities:
Derivatives	$—	$—	$—	$—	$—	$—

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
Effect of Derivative Instruments on the Condensed Consolidated Statements of Comprehensive Income (Loss) and the Condensed Consolidated Statements of Operations
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025:

	Amount of Gain Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Three Months Ended September 30,			For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025		2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$25,877	$2,435	Interest expense	$2,737	$6,209	$92,045	$90,781
During the three months ended September 30, 2026 and 2025, we did not recognize any gains or losses related to derivative instruments, as there were no undesignated instruments outstanding during those periods.
The table below presents the effect of our derivative financial instruments on the condensed consolidated statements of comprehensive income (loss) and the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025:

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Net Income	Amount of Gain Reclassified from Accumulated OCI into Net Income		Total Amount of Interest Expense Presented in the Condensed Consolidated Statements of Operations
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025		2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Interest rate swaps	$57,701	$(27,291)	Interest expense	$7,936	$26,053	$281,345	$262,449
During the nine months ended September 30, 2026 and 2025, we did not recognize any gains or losses related to derivative instruments, as there were no undesignated instruments outstanding during those periods.

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
As of September 30, 2026, we were not in a net liability position with any of our derivative counterparties.
Note 9—Stockholders’ Equity
As of September 30, 2026, we have 581,764,220 shares of common stock issued and outstanding. In addition, we issue OP Units from time to time which, upon vesting, are redeemable for shares of our common stock on a one-for-one basis or, in our sole discretion, cash and are reflected as non-controlling interests on our condensed consolidated balance sheets and statements of equity. As of September 30, 2026, 2,196,519 OP Units are outstanding, of which 225,010 are not currently redeemable.
During the three and nine months ended September 30, 2026, we issued 25,601 and 430,127, shares of common stock, respectively. During the three and nine months ended September 30, 2025, we issued 12,369 and 415,111, shares of common stock, respectively. During the three and nine months ended September 30, 2026, we repurchased 8,874,903 and 29,454,639 shares of common stock, respectively. No shares of common stock were repurchased during the three and nine months ended September 30, 2025.
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
On October 28, 2025 and April 27, 2026, our board of directors authorized share repurchase programs, under which we may acquire shares of our common stock through the open market or negotiated transactions up to an aggregate purchase price of $500,000 pursuant to each program. During the three and nine months ended September 30, 2026, we repurchased an aggregate of 8,874,903 and 29,454,639 shares of our common stock for a total cost of $250,351 and $789,539, respectively, inclusive of legal fees and commissions. As of September 30, 2026, $150,000 remained available for future repurchases under the April 27, 2026 share repurchase program. Through October 28, 2026, we repurchased an additional 5,609,664 shares of our common stock for a total cost of $149,049, inclusive of legal fees and commissions, leaving $1,063 available for repurchase under the April 27, 2026 share repurchase program (see Note 17).
On October 26, 2026, our board of directors authorized a share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500,000 (see Note 17).
At the Market Equity Program
On December 20, 2021, we entered into distribution agreements with a syndicate of banks (the “Agents” and the “Forward Sellers”), and on June 14, 2024, we entered into distribution agreements with additional Agents and Forward Sellers. Pursuant to these agreements, we may sell, from time to time, up to an aggregate sales price of $1,250,000 of our common stock through the Agents and the Forward Sellers (the “ATM Equity Program”). In addition to the issuance of shares of our common stock, the distribution agreements permit us to enter into separate forward sale transactions with certain forward purchasers who may borrow shares from third parties and, through affiliated Forward Sellers, offer a number of shares of our common stock equal to the number of shares of our common stock underlying the particular forward transaction. During the three and nine months ended September 30, 2026 and 2025, we did not sell any shares of common stock under the ATM Equity Program. As of September 30, 2026, $1,150,000 remains available for future offerings under the ATM Equity Program.

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
The following table summarizes our dividends paid from January 1, 2025 through September 30, 2026:

	Record Date	Amount per Share	Pay Date	Total Amount Paid
Q3-2026	June 25, 2026	$0.30	July 17, 2026	$177,858
Q2-2026	March 26, 2026	0.30	April 17, 2026	179,322
Q1-2026	December 23, 2025	0.30	January 16, 2026	183,855
Q4-2025	September 25, 2025	0.29	October 17, 2025	178,016
Q3-2025	June 26, 2025	0.29	July 18, 2025	178,020
Q2-2025	March 27, 2025	0.29	April 17, 2025	177,963
Q1-2025	December 26, 2024	0.29	January 17, 2025	177,839
On September 10, 2026, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on September 24, 2026, resulting in a $175,546 dividend payment on October 16, 2026 (see Note 17). This dividend payment is accrued in other liabilities on our September 30, 2026 condensed consolidated balance sheet.
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

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Share-Based Awards
The following summarizes our share-based award activity during the nine months ended September 30, 2026.
Annual LTIP Awards:
•Annual LTIP Awards Granted: During the nine months ended September 30, 2026, we granted 1,609,727 RSUs pursuant to LTIP awards. Each award includes components which vest based on time-vesting conditions, market-based vesting conditions, and/or performance-based vesting conditions, each of which is subject to continued employment through the applicable vesting date.
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
•PRSU Results: During the nine months ended September 30, 2026, certain PRSUs did not achieve performance criteria, resulting in the cancellation of 213,382 awards. Such awards are reflected as an increase in the number of awards forfeited/canceled in the table below.
Other Award Activity:
•Retention Awards: During the nine months ended September 30, 2026, we granted 968,111 employment awards in the form of time-vesting RSUs that vest in installments, with 65% vesting on the third and 35% vesting on the fourth anniversary of March 1, 2026, and we granted 334,033 time-vesting RSU employment awards that vest on March 1, 2029.
•Director Awards: During the nine months ended September 30, 2026, we granted 52,472 time-vesting RSUs to members of our board of directors, which will fully vest on the date of INVH’s 2027 annual stockholders meeting, subject to continued service on the board of directors through that date.
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
In April 2025, upon completion of the performance period, the absolute and relative TSR components were separately calculated, and the Compensation Committee certified achievement of the absolute TSR at 0% and the relative TSR at 50%. The number of earned 2022 Outperformance Awards was then determined based on the earned dollar value of the awards (overall 25% achievement) and the closing stock price on the performance certification date, resulting in 177,336 earned RSUs and 256,858 earned LTIP OP Units. Earned awards vested 50% on the certification date in April 2025, and the remaining 50% vested on March 31, 2026, subject to continued employment. During the nine months ended September 30, 2026, 6,402 earned LTIP OP Units were forfeited.
The aggregate $17,100 grant-date fair value of the 2022 Outperformance Awards that were earned was determined based on a Monte-Carlo option pricing model which estimated the probability of achievement of the TSR thresholds, and it is amortized ratably over each vesting period. During the nine months ended September 30, 2026, 2022 Outperformance Awards with an estimated fair value of $8,100 vested.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Awards
The following table summarizes activity related to share-based awards, other than Outperformance Awards, during the nine months ended September 30, 2026:

	Time-Vesting Awards		Performance and/or Market Vesting Awards		Total Share-Based Awards(1)
	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)	Number	Weighted Average Grant Date Fair Value (Actual $)
Balance, December 31, 2025	742,824	$33.74	1,492,002	$37.06	2,234,826	$35.96
Granted	1,918,751	26.50	1,045,592	29.46	2,964,343	27.54
Vested(2)	(336,465)	(33.41)	(197,231)	(29.81)	(533,696)	(32.08)
Forfeited / canceled	(72,818)	(29.57)	(332,722)	(32.24)	(405,540)	(31.76)
Balance, September 30, 2026	2,252,292	$27.76	2,007,641	$34.61	4,259,933	$30.99

(1)Total share-based awards excludes Outperformance Awards.
(2)Vested share-based awards issued in shares of common stock are included in basic EPS for the periods after each award’s vesting date, and vested share-based awards issued in the form LTIP OP Units are included as a component of non-controlling interest for the periods after each award’s vesting date. The estimated aggregate fair value of share-based awards that fully vested during the nine months ended September 30, 2026 was $24,546. During the nine months ended September 30, 2026, 26,597 RSUs, respectively, were accelerated pursuant to the terms and conditions of the 2017 Omnibus Incentive Plan and related award agreements.
Grant-Date Fair Values
The grant-date fair values of the time-vesting RSUs and PRSUs with performance condition vesting criteria are generally based on the closing price of our common stock on the grant date. However, the grant-date fair values for share-based awards with market condition vesting criteria are based on Monte-Carlo option pricing models. The following table summarizes the significant inputs utilized in these models for such awards granted or modified during the nine months ended September 30, 2026:

For the Nine Months Ended September 30, 2026
Expected volatility(1)	18.51% — 21.12%
Risk-free rate	3.43%
Expected holding period (years)	2.83

(1)Expected volatility was estimated based on the historical volatility of INVH’s realized returns and of the applicable index.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Summary of Total Share-Based Compensation Expense
During the three and nine months ended September 30, 2026 and 2025, we recognized share-based compensation expense as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$9,638	$354	$25,419	$15,758
Property management expense	1,824	1,562	6,089	4,779
Total	$11,462	$1,916	$31,508	$20,537
As of September 30, 2026, there is $74,011 of unrecognized share-based compensation expense related to non-vested share-based awards which is expected to be recognized over a weighted average period of 2.13 years.
Note 11—Fair Value Measurements
The carrying amounts of restricted cash, certain components of other assets, accounts payable and accrued expenses, resident security deposits, and certain components of other liabilities approximate fair value due to the short maturity of these amounts. Our interest rate swap agreements, interest rate cap agreements, if any, and investments in equity securities with a readily determinable fair value are recorded at fair value on a recurring basis within our condensed consolidated financial statements. The fair values of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, are estimated using market values of instruments with similar attributes and maturities. See Note 8 for the details of the condensed consolidated balance sheet classification and the fair values for the interest rate swaps. The fair values of our investments in equity securities with a readily determinable fair value are classified as Level 1 in the fair value hierarchy. For additional information related to our investments in equity and other securities as of September 30, 2026 and December 31, 2025, refer to Note 6.
Financial Instrument Fair Value Disclosures
The following table displays the carrying values and fair values of financial instruments as of September 30, 2026 and December 31, 2025:

		September 30, 2026		December 31, 2025
		Carrying Value	Fair Value	Carrying Value	Fair Value
Assets carried at historical cost on the condensed consolidated balance sheets:
Investments in debt securities(1)	Level 2	$55,235	$54,821	$54,972	$54,615
Construction and development loan receivables(2)	Level 3	55,014	56,629	6,032	N/A

Liabilities carried at historical cost on the condensed consolidated balance sheets:
Unsecured Notes — public offering(3)	Level 1	$4,625,410	$4,240,698	$4,126,356	$3,994,910
IH 2017-1(4)	Level 2	499,517	493,673	987,486	972,278
Unsecured Notes — private placement(5)	Level 2	300,000	254,368	300,000	267,537
IH 2019-1(6)	Level 3	400,386	356,705	400,386	374,136
Term Loan Facilities(7)	Level 3	2,475,000	2,478,955	2,475,000	2,483,014
Revolving Facility(8)	Level 3	485,000	485,902	145,000	145,624

(1)The carrying values of investments in debt securities are shown net of discount.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

(2)The carrying value represents the amortized cost of the construction and development loan receivables net of the allowance for credit losses. As of December 31, 2025, we did not estimate the fair value of the loan receivables as these loans were newly originated during the period.
(3)The carrying value of the Unsecured Notes — public offering includes $24,590 and $23,644 of unamortized discount and excludes $28,503 and $26,595 of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
(4)The carrying values of IH 2017-1 includes $264 and $527 of unamortized discount and excludes $579 and $2,579 of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
(5)The carrying value of the Unsecured Notes — private placement excludes $713 and $840 of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
(6)The carrying value of the IH 2019-1 excludes $1,016 and $1,179 of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
(7)The carrying values of the Term Loan Facilities exclude $14,299 and $23,015 of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
(8)The carrying value of the Revolving Facility excludes $12,423 and $17,230 of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively, which are classified in other assets, net (see Note 6).
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
The following table displays the significant unobservable inputs used to develop our Level 3 fair value measurements as of September 30, 2026:

	Quantitative Information about Level 3 Fair Value Measurement(1)
	Fair Value	Valuation Technique	Unobservable Input	Rate
Construction and development loan receivables, net	$56,629	Discounted Cash Flow	Effective Rate	7.91%	—	10.09%
Secured Debt — IH 2019-1	356,705	Discounted Cash Flow	Effective Rate	6.28%
Term Loan Facilities	2,478,955	Discounted Cash Flow	Effective Rate	4.76%	—	5.70%
Revolving Facility	485,902	Discounted Cash Flow	Effective Rate	4.69%	—	5.62%

(1)Our Level 3 fair value instruments require interest only payments.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Nonrecurring Fair Value Measurements
Our assets measured at fair value on a nonrecurring basis are those assets for which we have recorded impairments.
Single-Family Residential Properties
The single-family residential properties for which we have recorded impairments, measured at fair value on a nonrecurring basis, are summarized below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investments in single-family residential properties, net held for sale (Level 3):
Pre-impairment amount	$3,815	$2,199	$11,981	$3,148
Total impairments	(796)	(335)	(2,226)	(434)
Fair value	$3,019	$1,864	$9,755	$2,714
We did not record any impairments for our investments in single-family residential properties, net held for use during the three and nine months ended September 30, 2026 and 2025. For additional information related to our single-family residential properties as of September 30, 2026 and December 31, 2025, refer to Note 3.
Note 12—Earnings per Share
Basic and diluted EPS are calculated as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except share and per share data)
Numerator:
Net income available to common stockholders — basic and diluted	$157,811	$136,474	$535,783	$442,656

Denominator:
Weighted average common shares outstanding — basic	588,412,559	613,084,571	595,542,555	612,971,293
Effect of dilutive securities:
Incremental shares attributed to non-vested share-based awards	121,643	—	148,150	265,995
Weighted average common shares outstanding — diluted	588,534,202	613,084,571	595,690,705	613,237,288

Net income per common share — basic	$0.27	$0.22	$0.90	$0.72
Net income per common share — diluted	$0.27	$0.22	$0.90	$0.72
Incremental shares attributed to non-vested share-based awards are excluded from the computation of diluted EPS when they are anti-dilutive. For the three months ended September 30, 2026 and 2025, 8,430 and 294,161 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive. For the nine months ended September 30, 2026 and 2025, 46,057 and 380,703 incremental shares attributed to non-vested share-based awards, respectively, are excluded from the denominator because they are anti-dilutive.
For the three and nine months ended September 30, 2026 and 2025, vested OP Units have been excluded from the computation of EPS because all income attributable to such vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 13—Income Tax
We account for income taxes under the asset and liability method. For our taxable REIT subsidiaries, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance, from time to time, for deferred tax assets for which we do not consider realization of such assets to be more likely than not. As of September 30, 2026 and December 31, 2025, our deferred tax assets and liabilities, and any unrecognized tax benefits, were immaterial. We do not anticipate a significant change in unrecognized tax benefits within the next 12 months.
Note 14—Commitments and Contingencies
Lease Commitments
The following table sets forth our fixed lease payment commitments as a lessee, which are included in other liabilities on the condensed consolidated balance sheet, as of September 30, 2026, for the periods below:

Year	Operating Leases	Finance Leases
Remainder of 2026	$1,814	$2,084
2027	7,355	7,802
2028	6,852	5,975
2029	6,325	4,763
2030	5,962	1,478
Thereafter	30,802	—
Total lease payments	59,110	22,102
Less: imputed interest	(13,059)	(1,953)
Total lease liability	$46,051	$20,149
The components of lease expense for the three and nine months ended September 30, 2026 and 2025 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost:
Fixed lease cost	$1,875	$1,542	$5,125	$4,208
Variable lease cost	576	498	1,563	1,276
Total operating lease cost	$2,451	$2,040	$6,688	$5,484

Finance lease cost:
Amortization of ROU assets	$1,753	$1,173	$4,964	$3,129
Interest on lease liabilities	288	159	797	436
Total finance lease cost	$2,041	$1,332	$5,761	$3,565

New-Build Commitments
As of September 30, 2026, we have entered into binding development and purchase agreements with third parties for the acquisition of 183 homes over the next two years. Remaining commitments under these agreements total approximately $60,000 as of September 30, 2026.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Insurance Policies
Pursuant to the terms of certain of our loan agreements (see Note 7), laws and regulations of the jurisdictions in which our properties are located, and general business practices, we are required to procure insurance on our properties. As of September 30, 2026, there are no material contingent liabilities related to uninsured losses with respect to our properties.
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
Note 15—Segment Reporting
Our principal business is investment in, development of, and management of single-family residential properties for lease. As of September 30, 2026, we wholly own 85,961 homes for lease, jointly own 7,445 homes for lease, and provide professional third-party property and asset management services for an additional 15,354 homes, all of which are primarily located in 16 core markets across the country. We have determined that these properties are managed on a consolidated basis and represent one reportable segment.
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
Significant Segment Expenses
Our operating expenses are regularly reviewed by our CODM. All expenses are reviewed, but our CODM is regularly provided additional detail regarding the direct costs of operating our properties included in property operating and maintenance expense on our condensed consolidated statements of operations. Other expense categories such as property management expense, homebuilding cost of sales, general and administrative, depreciation and amortization, and interest expense are included on our condensed consolidated statements of operations. The following table sets forth the significant expenses that comprise property operating and maintenance expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed expenses(1)	$131,087	$131,670	$403,037	$392,676
Controllable expenses(2)	133,111	127,367	368,007	348,088
Total property operating and maintenance	$264,198	$259,037	$771,044	$740,764

(1)Fixed expenses include the following: property taxes; insurance expense; and HOA expenses.
(2)Controllable expenses include the following: repairs and maintenance; personnel, leasing, and marketing; turnover; and utilities and property administrative.

INVITATION HOMES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)
(unaudited)

Note 16—Business Combination
On January 14, 2026, we acquired ResiBuilt Homes, LLC (“ResiBuilt”), a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets. The acquisition was a natural extension of our business and supports our growth strategy by adding homebuilding capabilities to our platform.
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

(1)Inclusive of up to $7,500 in potential incentive-based earn-out payments tied to third-party fee-build performance. The contingent consideration was recognized at fair value as of the Acquisition Date, classified as a liability, and designated as Level 3 in the fair value hierarchy based on our estimates of future performance, probabilities of achievement, and expected timing of payment. No payments have been made as of September 30, 2026.
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
These allocations represent management’s estimates of fair value, which are preliminary as of September 30, 2026 and are subject to change. The goodwill recorded is primarily attributable to the proprietary business processes and assembled workforce. Goodwill, all of which is assigned to our one reportable segment, totaled $314,154 and $258,207 as of September 30, 2026 and December 31, 2025, respectively, and consists of existing goodwill and goodwill recognized in connection with the acquisition of ResiBuilt. The tax basis of goodwill is equal to its carrying amount.
Homebuilding revenues totaling $35,849 for the three months ended September 30, 2026 and $129,054 for the period from the Acquisition Date to September 30, 2026 were included in the condensed consolidated statement of operations.

We incurred $34 in acquisition-related expenses for the three months ended September 30, 2026 and $340 for the period from the Acquisition Date to September 30, 2026, which were included in general and administrative on the condensed consolidated statement of operations. Acquisition-related expenses are expensed as incurred and are comprised primarily of transaction fees and direct acquisition costs, including legal, finance, consulting, professional fees, and other third-party costs.
Note 17—Subsequent Events
In connection with the preparation of the accompanying condensed consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2026, for potential recognition or disclosure.
Share Repurchase Program
Through October 28, 2026, we repurchased an additional 5,609,664 shares of our common stock for a total cost of $149,049, inclusive of legal fees and commissions (see Note 9).
On October 26, 2026, our board of directors authorized a share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500,000 (see Note 9).
Dividend Payment
On September 10, 2026, our board of directors declared a dividend of $0.30 (actual $) per share to stockholders of record on September 24, 2026, resulting in a $175,546 dividend payment on October 16, 2026 (see Note 9).

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
Overview
Invitation Homes is a leading owner and operator of single-family homes for lease, offering residents high-quality homes in sought-after neighborhoods across the United States. As of September 30, 2026, we wholly own 85,961 homes for lease, jointly own 7,445 homes for lease, and provide professional third-party property and asset management services for an additional 15,354 homes, all of which are primarily located in 16 core markets across the country. These homes help meet the needs of a growing share of Americans who count on the ease, flexibility, and savings of leasing. We provide our residents access to updated homes with features they value, as well as close proximity to jobs and good schools. The continued demand for our homes proves that the choice and flexibility we offer are attractive to many people.
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
On January 14, 2026, we acquired ResiBuilt Homes, LLC (“ResiBuilt”), a leading fee homebuilder specializing in single-family rental communities with expertise in land development and construction general contracting across high-growth Southeast markets. The acquisition was a natural extension of our business and supports our growth strategy by adding homebuilding capabilities to our platform. By bringing land development and construction expertise in-house, we gain greater operational control over the development process, enhance cost efficiency, and strengthen our ability to execute on growth opportunities in strategically important markets. We believe this internal development capacity will support our long-term growth strategy by providing a reliable pipeline of purpose-built rental homes tailored to our operational and quality standards.
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
Impact of Macroeconomic Trends
General economic conditions in the United States have continued to fluctuate in recent quarters. While inflationary pressures have moderated from prior peaks, they remain elevated, and interest rates remain subject to volatility and uncertainty. These factors, together with ongoing uncertainty in financial and capital markets, geopolitical tensions, evolving trade and tariff policies, labor market conditions, and a general decline in consumer confidence could adversely affect (i) our occupancy levels, rental rates, and collections, (ii) our ability to acquire or dispose of properties on economically favorable terms, (iii) our access to financial markets on attractive terms, or at all, (iv) the value of our homes and our business that could cause us to recognize impairments in the value of our assets, and (v) demand for our land development, fee-building, and build-to-rent operations, as well as our construction and development lending activities. Broader inflationary pressures and market conditions may contribute to increases in operating costs that are outside of our control, including property taxes, utilities, and insurance costs (including higher premiums and deductibles, more restrictive terms, or reduced availability of coverage), which could adversely affect our results of operations. In addition, consumer confidence and spending may decline in response to changes in fiscal and monetary policy, reductions in income or asset values, and other macroeconomic factors. Labor shortages and inflationary increases in labor and material costs have impacted and may continue to impact certain aspects of our business. Imposition or increase of tariffs and trade restrictions by the United States on imports from certain countries and counter tariffs in response could lead to increased costs and supply chain disruptions. Any of these factors could have a material adverse effect on our business and results of operations, as well as on the price of our common stock.
The regulatory landscape affecting institutional ownership and acquisition of single-family rental properties continues to evolve. Executive actions, and potential federal and state legislation or regulations, aimed at limiting institutional ownership and acquisition of single-family homes, including but not limited to the Housing Act, could limit our ability to acquire additional homes, require us to modify our growth, investment, development, or disposition strategies, reduce the scale or efficiency of our operations, increase compliance costs, subject us to increased regulatory scrutiny, or otherwise adversely affect market dynamics, our business, and results of operations, financial condition, or cash flows. In addition, expanded tenant-protection and rent regulation requirements (whether enacted or proposed) could increase operating costs, reduce revenue, limit operational flexibility, and increase litigation and regulatory enforcement risk. We believe the legislative uncertainty preceding the enactment of the Housing Act contributed to certain prospective institutional purchasers deferring or curtailing their acquisition activity, which has reduced demand for our build-to-rent communities and fee-build operations, as well as for our construction and development lending. To the extent institutional demand remains constrained, our revenues, margins, and returns on invested capital in these business activities could be materially adversely affected, and if institutional capital is redirected away from single-family housing, our ability to maintain a pipeline of controlled lots on favorable terms through joint ventures, land banking arrangements, or similar structures could be impaired. Although the Housing Act includes an exception for build-to-rent development, the implementing regulatory framework may impose compliance costs or operational constraints that diminish the attractiveness of these programs to us, institutional investors, or our partners, and there can be no assurance that such exceptions will be maintained or that future legislative or regulatory action will not further restrict institutional participation in the single-family housing market.
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

Our Portfolio
The following table provides summary information regarding our total and Same Store portfolios as of and for the three months ended September 30, 2026 as noted below:

Market	Number of Homes(1)	Average Occupancy(2)	Average Monthly Rent(3)	Average Monthly Rent PSF(3)	% of Revenue(4)
Western United States:
Southern California	6,635	96.2%	$3,300	$1.92	10.5%
Northern California	3,805	96.6%	2,843	1.80	5.2%
Seattle	3,839	96.7%	3,027	1.58	5.6%
Phoenix	9,225	96.5%	2,089	1.23	9.2%
Las Vegas	3,374	96.5%	2,280	1.16	3.7%
Denver	3,108	94.0%	2,628	1.43	3.8%
Western United States Subtotal	29,986	96.2%	2,654	1.51	38.0%

Florida:
South Florida	7,746	94.2%	3,190	1.71	11.4%
Tampa	9,594	94.9%	2,305	1.23	10.7%
Orlando	7,073	95.7%	2,309	1.23	7.9%
Jacksonville	2,126	96.9%	2,210	1.13	2.3%
Florida Subtotal	26,539	95.1%	2,556	1.36	32.3%

Southeast United States:
Atlanta	12,732	94.8%	2,141	1.03	12.6%
Carolinas	6,254	95.5%	2,129	1.02	6.3%
Southeast United States Subtotal	18,986	95.0%	2,137	1.03	18.9%

Texas:
Houston	2,592	94.6%	1,944	0.98	2.4%
Dallas	3,882	93.8%	2,219	1.10	3.9%
Texas Subtotal	6,474	94.1%	2,103	1.05	6.3%

Midwest United States:
Chicago	2,416	96.2%	2,644	1.65	2.9%
Minneapolis	1,020	94.1%	2,532	1.29	1.2%
Midwest United States Subtotal	3,436	95.6%	2,611	1.53	4.1%

Other(5)	540	90.9%	1,930	1.02	0.4%

Total / Average	85,961	95.4%	$2,466	$1.31	100.0%
Same Store Total / Average	76,687	96.4%	$2,492	$1.33	91.6%

(1)As of September 30, 2026.
(2)Represents average occupancy for the three months ended September 30, 2026.
(3)Represents average monthly rent for the three months ended September 30, 2026.
(4)Represents the percentage of rental revenues and other property income generated in each market for the three months ended September 30, 2026.
(5)As of September 30, 2026, includes homes located in San Antonio, Salt Lake City, Austin, and Nashville, outside of our 16 core markets.

Factors That Affect Our Results of Operations and Financial Condition
Our results of operations and financial condition are affected by numerous factors, many of which are beyond our control. See Part I. Item 1A. “Risk Factors” of our Annual Report on Form 10-K for more information regarding factors that could materially adversely affect our results of operations and financial condition. Key factors that impact our results of operations and financial condition include market fundamentals, rental rates and occupancy levels, collection rates, turnover rates and days to re-resident homes, property improvements and maintenance, property development, acquisitions, and renovations, financing arrangements, macroeconomic conditions, regulatory and policy development, and technology and data risks. Sensitivity to many of these factors has been heightened as a result of current macroeconomic conditions, including inflation, interest rate volatility, political dissension, labor market conditions, disruptions in financial markets (including events affecting financial institutions), evolving regulatory landscape affecting institutional ownership and acquisition of single-family rental properties, and increasing technology and data risks. Additionally, each of these factors may also impact the results of operations and financial condition of our joint venture investments and those of third parties for whom we perform property and asset management services, which would impact the amount of management fee revenues and income (losses) from investments in unconsolidated joint ventures that we earn.
Market Fundamentals: Our results are impacted by housing market fundamentals and supply and demand conditions in our markets, particularly in the Western United States and Florida, which represented 70.3% of our rental revenues and other property income during the three months ended September 30, 2026. We actively monitor the impact of macroeconomic conditions on market fundamentals and quickly implement changes in pricing as market fundamentals shift.
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
Turnover Rates and Days to Re-Resident: Other drivers of rental revenues and property operating and maintenance expense include the length of stay of our residents, resident turnover rates, and the number of days a home is unoccupied between residents. Our operating results are also impacted by the amount of time it takes to market and lease a property, which is a component of the number of days a home is unoccupied between residents. The period of time to market and lease a property can vary greatly and is impacted by local supply and demand, our marketing techniques, the size of our available inventory, the ability of our suppliers and other business partners to carry out their assigned tasks and/or source labor or supply materials at ordinary levels of performance relative to the conduct of our business, and both current economic conditions and future economic outlook, including the impact of inflation, interest rate increases, and labor shortages, uncertainty in financial markets which could adversely affect demand for our properties.
Property Improvements and Maintenance: Property improvements and maintenance impact capital expenditures, property operating and maintenance expense, and rental revenues. We actively manage our homes on a total portfolio basis to determine what capital and maintenance needs may be required and what opportunities we may have to generate additional revenues or expense savings from such expenditures. As a result of inflationary trends and/or imposition of or increases in tariffs, we may experience, as we have in the past, increased costs for certain materials and services necessary to improve and maintain our homes. We continue to actively manage the impact of these factors on these costs, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally, although there can be no assurance that we will continue to realize such advantages. Our property improvement and maintenance costs could also increase due to severe weather events or other casualty events, as well as increasing insurance premiums, deductibles, or reduced insurance availability.

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
The acquisition of homes involves expenditures in addition to payment of the purchase price, including payments for acquisition fees, property inspections, closing costs, title insurance, transfer taxes, recording fees, broker commissions, property taxes, and HOA fees (when applicable). Additionally, we incur costs to renovate acquired homes to prepare them for rent. The time and cost involved in preparing acquired homes for rent can significantly impact our financial performance. As a result of inflationary trends and/or imposition of or increases in tariffs, we may experience, as we have in the past, increased costs for certain materials and services necessary to renovate our homes. We continue to actively manage the cost of renovations, and we believe we are able to purchase goods and services at favorable prices compared to other purchasers due to our size and scale both nationally and locally, although there can be no assurance that we will continue to realize such advantages.
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
Income (Losses) from Investments in Unconsolidated Joint Ventures
Income (losses) from investments in unconsolidated joint ventures consists of our share of net earnings and losses from investments in unconsolidated joint ventures accounted for using the equity method, including gains (losses) recognized in connection with the dissolution of joint ventures that result in consolidation of joint venture assets and liabilities.
Loss on Debt Extinguishment and Modifications
Loss on debt extinguishment and modifications represents losses recognized in connection with the early retirement or modification of debt, including, but not limited to, legal and other costs incurred, prepayment premiums, and the write-off of unamortized deferred financing costs associated with debt repayments and modifications prior to maturity.
Other, net
Other, net includes interest income, provision for credit losses, gains (losses) resulting from investments in equity securities, settlement and other costs related to certain litigation and regulatory matters, and other miscellaneous income and expenses.
Results of Operations
Portfolio Information
As of September 30, 2026 and 2025, we owned 85,961and 86,139 single-family rental homes, respectively, in our total portfolio. During the three months ended September 30, 2026 and 2025, we acquired 1,110 and 526 homes, respectively, and sold 658 and 292 homes, respectively. During the three months ended September 30, 2026 and 2025, we owned an average of 85,409 and 86,016 single-family rental homes, respectively. During the nine months ended September 30, 2026 and 2025, we acquired 1,567 and 2,042 homes, respectively, and sold 1,798 and 1,041 homes, respectively. During the nine months ended September 30, 2026 and 2025, we owned an average of 85,782 and 85,573 single-family rental homes, respectively. The number of homes acquired for the three and nine months ended September 30, 2026 includes 894 homes consolidated as a result of the Pathway Transaction (as more fully described and defined in “— Liquidity and Capital Resources”).

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
As of September 30, 2026, our Same Store portfolio consisted of 76,687 single-family rental homes.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth a comparison of the results of operations for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues:
Rental revenues and other property income	$675,540	$666,191	$9,349	1.4%
Management fee revenues	19,889	21,975	(2,086)	(9.5)%
Homebuilding revenues	35,849	—	35,849	N/M
Total revenues	731,278	688,166	43,112	6.3%

Expenses:
Property operating and maintenance	264,198	259,037	5,161	2.0%
Property management expense	39,163	37,073	2,090	5.6%
Homebuilding cost of sales	31,967	—	31,967	N/M
General and administrative	34,233	18,444	15,789	85.6%
Interest expense	92,045	90,781	1,264	1.4%
Depreciation and amortization	195,751	188,457	7,294	3.9%
Casualty losses, impairment, and other	6,807	3,420	3,387	99.0%
Total expenses	664,164	597,212	66,952	11.2%

Gain on sale of property, net of tax	136,176	45,515	90,661	199.2%
Income (losses) from investments in unconsolidated joint ventures	(32,175)	2,130	(34,305)	N/M
Loss on debt extinguishment and modifications	(8,660)	—	(8,660)	N/M
Other, net	(3,366)	(1,389)	(1,977)	(142.3)%

Net income	$159,089	$137,210	$21,879	15.9%
Revenues
For the three months ended September 30, 2026 and 2025, total revenues were $731.3 million and $688.2 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the three months ended September 30, 2026 and 2025, total portfolio rental revenues and other property income totaled $675.5 million and $666.2 million, respectively, an increase of 1.4%, driven by an increase in average monthly rent per occupied home and a 60 bps increase in average occupancy, partially offset by a 607 home decrease between periods in the average number of homes owned.
Average occupancy for the three months ended September 30, 2026 and 2025 for the total portfolio was 95.4% and 94.8%, respectively. Average monthly rent per occupied home for the total portfolio for the three months ended September 30, 2026 and 2025 was $2,466 and $2,447, respectively, a 0.8% increase. For our Same Store portfolio, average occupancy was 96.4% and 96.5% for the three months ended September 30, 2026 and 2025, respectively, and average monthly rent per occupied home for the three months ended September 30, 2026 and 2025 was $2,492 and $2,448, respectively, a 1.8% increase.

The annualized turnover rate for the Same Store portfolio for the three months ended September 30, 2026 and 2025 was 24.9% and 25.2%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 47 and 45 days between residents for the three months ended September 30, 2026 and 2025, respectively. The increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 4.3% and 4.5% for the three months ended September 30, 2026 and 2025, respectively, and new lease net effective rental rate growth for the total portfolio averaged 0.1% and (0.9)% for the three months ended September 30, 2026 and 2025, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 4.3% and 4.5% for the three months ended September 30, 2026 and 2025, respectively, and new lease net effective rental rate growth averaged (0.2)% and (0.7)% for the three months ended September 30, 2026 and 2025, respectively.
Other property income for the three months ended September 30, 2026 increased compared to September 30, 2025, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the three months ended September 30, 2026 and 2025, management fee revenues totaled $19.9 million and $22.0 million, respectively. The 9.5% decrease was primarily attributable to a lower average number of homes for which we provide property and asset management services, which decreased from 24,251 homes during the three months ended September 30, 2025 to 23,586 homes during the three months ended September 30, 2026, as well as lower disposition fee revenue.
For the three months ended September 30, 2026, homebuilding revenues totaled $35.8 million related to our acquisition of ResiBuilt on January 14, 2026.
Expenses
For the three months ended September 30, 2026 and 2025, total expenses were $664.2 million and $597.2 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the three months ended September 30, 2026, property operating and maintenance expense increased to $264.2 million from $259.0 million for the three months ended September 30, 2025. The 2.0% increase in property operating and maintenance expense is primarily attributable to increases in utilities and HOA expense.
Property management expense and general and administrative expense increased to $73.4 million from $55.5 million for the three months ended September 30, 2026 and 2025, respectively. The $17.9 million increase was primarily driven by a $9.5 million increase in share-based compensation expense, resulting from $5.4 million of forfeitures upon the departure of an executive during the three months ended September 30, 2025 and an increase in the value of awards granted during 2026 as compared to 2025, as well as additional costs recognized in connection with our newly acquired homebuilding platform.
For the three months ended September 30, 2026, homebuilding cost of sales totaled $32.0 million related to our acquisition of ResiBuilt on January 14, 2026.
Interest expense increased to $92.0 million for the three months ended September 30, 2026 from $90.8 million for the three months ended September 30, 2025. The increase in interest expense was primarily attributable to a $236.3 million increase in the weighted average debt balance outstanding between periods.
Depreciation and amortization expense increased to $195.8 million for the three months ended September 30, 2026 from $188.5 million for the three months ended September 30, 2025 due to increased amortization of intangible assets related to our newly acquired homebuilding platform, increased corporate depreciation related to technology improvements, and higher real estate depreciation resulting from cumulative capital expenditures.
Casualty losses, impairment, and other expenses were $6.8 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively. Expense during both periods is primarily comprised of casualty and other insurance losses and reserves.

Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $136.2 million and $45.5 million for the three months ended September 30, 2026 and 2025, respectively. The increase resulted from an increase in the number of homes sold from 292 for the three months ended September 30, 2025 to 658 for the three months ended September 30, 2026 and an increase in the disposition proceeds received per home between periods.
Income (Losses) from Investments in Unconsolidated Joint Ventures
Our share of equity in income (losses) from unconsolidated joint ventures was a $32.2 million loss for the three months ended September 30, 2026, compared to $2.1 million of income for the three months ended September 30, 2025. The change was primarily driven by a $30.4 million loss recognized in connection with the dissolution of the Pathway joint ventures and the resulting consolidation of the assets and liabilities owned by Pathway Property Company at fair value (see additional information regarding the transaction in “— Liquidity and Capital Resources”).
Loss on Debt Extinguishment and Modifications
For the three months ended September 30, 2026, loss on debt extinguishment and modifications totaled $8.7 million, primarily related to costs incurred in connection with the voluntary repayment of IH 2017-1 in July 2026, including prepayment premiums and the acceleration of deferred financing costs.
Other, net
Other, net increased to $3.4 million of expense for the three months ended September 30, 2026 from $1.4 million of expense for the three months ended September 30, 2025, primarily attributable to a $3.5 million provision for credit losses on our construction and development loan receivables and the reserve for unfunded loan commitments recognized during the three months ended September 30, 2026, partially offset by higher interest income.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth a comparison of the results of operations for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Revenues:
Rental revenues and other property income	$2,024,407	$1,978,369	$46,038	2.3%
Management fee revenues	59,479	65,677	(6,198)	(9.4)%
Homebuilding revenues	129,054	—	129,054	N/M
Total revenues	2,212,940	2,044,046	168,894	8.3%

Expenses:
Property operating and maintenance	771,044	740,764	30,280	4.1%
Property management expense	116,214	109,645	6,569	6.0%
Homebuilding cost of sales	113,316	—	113,316	N/M
General and administrative	95,884	71,553	24,331	34.0%
Interest expense	281,345	262,449	18,896	7.2%
Depreciation and amortization	583,192	557,058	26,134	4.7%
Casualty losses, impairment, and other	15,388	11,132	4,256	38.2%
Total expenses	1,976,383	1,752,601	223,782	12.8%

Gain on sale of property, net of tax	355,578	163,772	191,806	117.1%
Losses from investments in unconsolidated joint ventures	(37,662)	(7,890)	(29,772)	(377.3)%
Loss on debt extinguishment and modifications	(8,660)	—	(8,660)	N/M
Other, net	(6,008)	(2,468)	(3,540)	(143.4)%

Net income	$539,805	$444,859	$94,946	21.3%

Revenues
For the nine months ended September 30, 2026 and 2025, total revenues were $2,212.9 million and $2,044.0 million, respectively. Set forth below is a discussion of changes in the individual components of total revenues.
For the nine months ended September 30, 2026 and 2025, total portfolio rental revenues and other property income totaled $2,024.4 million and $1,978.4 million, respectively, an increase of 2.3%, driven by an increase in average monthly rent per occupied home and a 20 bps increase in average occupancy.
Average occupancy for the nine months ended September 30, 2026 and 2025 for the total portfolio was 95.4% and 95.2%, respectively. Average monthly rent per occupied home for the total portfolio for the nine months ended September 30, 2026 and 2025 was $2,461 and $2,435, respectively, a 1.1% increase. For our Same Store portfolio, average occupancy was 96.6% and 97.0% for the nine months ended September 30, 2026 and 2025, respectively, and average monthly rent per occupied home for the nine months ended September 30, 2026 and 2025 was $2,480 and $2,431, respectively, a 2.0% increase.
The annualized turnover rate for the Same Store portfolio for the nine months ended September 30, 2026 and 2025 was 22.7% and 23.3%, respectively. For the Same Store portfolio, a home remained unoccupied on average for 52 and 44 days between residents for the nine months ended September 30, 2026 and 2025, respectively. The increase in days to re-resident resulted in an overall decrease in average Same Store occupancy on a year over year basis.
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
Renewal lease net effective rental rate growth for the total portfolio averaged 3.7% and 4.7% for the nine months ended September 30, 2026 and 2025, respectively, and new lease net effective rental rate growth for the total portfolio averaged (0.8)% and 0.3% for the nine months ended September 30, 2026 and 2025, respectively. For our Same Store portfolio, renewal lease net effective rental rate growth averaged 3.7% and 4.8% for the nine months ended September 30, 2026 and 2025, respectively, and new lease net effective rental rate growth averaged (0.8)% and 0.4% for the nine months ended September 30, 2026 and 2025, respectively.
Other property income for the nine months ended September 30, 2026 increased compared to September 30, 2025, primarily due to enhanced value-add revenue programs and increased utility recoveries as new leases are entered into, among other things.
For the nine months ended September 30, 2026 and 2025, management fee revenues totaled $59.5 million and $65.7 million, respectively. The 9.4% decrease was primarily attributable to a lower average number of homes for which we provide property and asset management services, which decreased from 24,722 homes for the nine months ended September 30, 2025 to 23,688 homes for the nine months ended September 30, 2026, as well as lower disposition fee revenue.
For the nine months ended September 30, 2026, homebuilding revenues totaled $129.1 million after our acquisition of ResiBuilt on January 14, 2026.
Expenses
For the nine months ended September 30, 2026 and 2025, total expenses were $1,976.4 million and $1,752.6 million, respectively. Set forth below is a discussion of changes in the individual components of total expenses.
For the nine months ended September 30, 2026, property operating and maintenance expense increased to $771.0 million from $740.8 million for the nine months ended September 30, 2025. The 4.1% increase in property operating and maintenance expense is primarily attributable to increases in utilities, property taxes, repairs and maintenance, and HOA expense.

Property management expense and general and administrative expense increased to $212.1 million from $181.2 million for the nine months ended September 30, 2026 and 2025, respectively. The $30.9 million increase was primarily driven by a $11.0 million increase in share-based compensation expense, resulting from $5.4 million of forfeitures upon the departure of an executive during the nine months ended September 30, 2025 and an increase in the value of awards granted during 2026 as compared to 2025, as well as additional costs recognized in connection with our newly acquired homebuilding platform.
For the nine months ended September 30, 2026, homebuilding cost of sales totaled $113.3 million after our acquisition of ResiBuilt on January 14, 2026.
Interest expense increased to $281.3 million for the nine months ended September 30, 2026 from $262.4 million for the nine months ended September 30, 2025. The increase in interest expense was primarily attributable to a $379.5 million increase in the weighted average debt balance outstanding between periods.
Depreciation and amortization expense increased to $583.2 million for the nine months ended September 30, 2026 from $557.1 million for the nine months ended September 30, 2025 due to higher real estate depreciation resulting from cumulative capital expenditures, increased amortization of intangible assets related to our newly acquired homebuilding platform, and increased corporate depreciation related to technology improvements.
Casualty losses, impairment, and other expenses were $15.4 million and $11.1 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we incurred $13.2 million of casualty and other insurance losses and reserves and $2.2 million of impairment losses on our single-family residential properties, compared to $10.7 million and $0.4 million, respectively, for the nine months ended September 30, 2025.
Gain on Sale of Property, net of tax
Gain on sale of property, net of tax was $355.6 million and $163.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase resulted from an increase in the number of homes sold from 1,041 for the nine months ended September 30, 2025 to 1,798 for the nine months ended September 30, 2026 and an increase in the disposition proceeds received per home between periods.
Losses from Investments in Unconsolidated Joint Ventures
Our share of equity in losses from unconsolidated joint ventures was a loss of $37.7 million and $7.9 million for the nine months ended September 30, 2026 and 2025, respectively. The change was primarily driven by a $30.4 million loss recognized in connection with the dissolution of the Pathway joint ventures and the resulting consolidation of the assets and liabilities owned by Pathway Property Company at fair value (see additional information regarding the transaction in “— Liquidity and Capital Resources”).
Loss on Debt Extinguishment and Modifications
For the nine months ended September 30, 2026, loss on debt extinguishment and modifications totaled $8.7 million, primarily related to costs incurred in connection with the voluntary repayment of IH 2017-1 in July 2026, including prepayment premiums and the acceleration of deferred financing costs.
Other, net
Other, net increased to $6.0 million of expense for the nine months ended September 30, 2026 from $2.5 million of expense for the nine months ended September 30, 2025, primarily attributable to a $3.5 million provision for credit losses on our construction and development loan receivables and the reserve for unfunded loan commitments recognized during the nine months ended September 30, 2026.
Liquidity and Capital Resources
Our liquidity and capital resources as of September 30, 2026 and December 31, 2025 include unrestricted cash and cash equivalents of $78.9 million and $130.0 million, respectively, a 39.3% decrease primarily due to repurchases of shares of our common stock and the acquisition of Resibuilt as more fully described below. As of September 30, 2026, $1,265.0 million of our Revolving Facility is undrawn, and there are no restrictions on our ability to draw funds thereunder provided we remain in compliance with all covenants. We have no debt reaching final maturity until June 2027, and we plan to address IH 2017-1 in advance thereof by accessing one or our multiple capital sources for potential refinancing.

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
Share Repurchase Programs
From time to time, our board of directors may authorize share repurchase programs pursuant to which we may acquire shares of our common stock through open market purchases or negotiated transactions, including through Rule 10b5-1 plans. Unless otherwise specified, share repurchase programs do not have an expiration date. On October 28, 2025 and April 27, 2026, our board of directors authorized share repurchase programs, under which we may acquire shares of our common stock through the open market or negotiated transactions up to an aggregate purchase price of $500.0 million pursuant to each program.
During the three and nine months ended September 30, 2026, we repurchased an aggregate of 8,874,903 and 29,454,639 shares of our common stock for a total cost of $250.4 million and $789.5 million, respectively, inclusive of legal fees and commissions. As of September 30, 2026, $150.0 million remained available for future repurchases under the April 27, 2026 share repurchase program. Through October 28, 2026, we repurchased an additional 5,609,664 shares of our common stock for a total cost of $149.0 million, inclusive of legal fees and commissions, leaving $1.1 million available for repurchase under the April 27, 2026 share repurchase program.
On October 26, 2026, our board of directors authorized a share repurchase program under which we may acquire shares of our common stock in the open market or negotiated transactions up to an aggregate purchase price of $500.0 million.
Repurchases under share repurchase programs are made at our discretion and are not required or guaranteed. The timing and actual number of shares repurchased depends on a variety of factors, including price, corporate and regulatory requirements, market conditions, and other liquidity needs and priorities.
Pathway Transaction
On September 15, 2026, we executed a series of agreements to effectuate the dissolution of the Pathway joint ventures, Pathway Property Company and Pathway Operating Company (the “Pathway Transaction”). In connection with the Pathway Transaction, we acquired the general partner and all other interests in Pathway Property Company, resulting in our ownership of a controlling financial interest in the entity and the consolidation of the 894 homes, along with other assets and liabilities, previously owned by Pathway Property Company. In conjunction with the Pathway Transaction, we contributed $196.9 million to Pathway Property Company to repay the outstanding balance of and release the homes securing the joint venture’s warehouse loan. Additionally, the operating agreements governing the Pathway joint ventures were terminated, resulting in the dissolution of Pathway Operating Company.
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

Long-Term Debt Strategy
The following table summarizes certain information about our debt obligations as of September 30, 2026 ($ in thousands):

Debt Instruments(1)	Balance (Gross of Retained Certificates and Unamortized Discounts)	Balance (Net of Retained Certificates)	Weighted Average Interest Rate(2)	Weighted Average Years to Maturity(3)	Amount Freely Prepayable (Gross)
Secured:
IH 2017-1(4)	$499,781	$444,282	4.23%	0.7	$—
IH 2019-1(5)	400,386	400,386	3.59%	4.7	—
Total secured	900,167	$844,668	3.94%	2.5	—

Unsecured:
2024 Term Loan Facility(6)(7)	$1,750,000		S + 85 bps	2.9	$1,750,000
2022 Term Loan Facility(6)(8)	725,000		S + 85 bps	3.6	725,000
Revolving Facility(6)(7)	485,000		S + 78 bps	2.9	485,000
Unsecured Notes — May 2028	150,000		2.46%	1.7	—
Unsecured Notes — November 2028	600,000		2.30%	2.1	—
Unsecured Notes — August 2030	450,000		5.45%	3.9	—
Unsecured Notes — August 2031	650,000		2.00%	4.9	—
Unsecured Notes — February 2032	500,000		4.95%	5.3	—
Unsecured Notes — April 2032	600,000		4.15%	5.5	—
Unsecured Notes — January 2033	600,000		4.95%	6.3	—
Unsecured Notes — August 2033	350,000		5.50%	6.9	—
Unsecured Notes — January 2034	400,000		2.70%	7.3
Unsecured Notes — February 2035	500,000		4.88%	8.3	—
Unsecured Notes — May 2036	150,000		3.18%	9.7	—
Total unsecured(9)	7,910,000		4.00%	4.6	2,960,000

Total debt(9)	8,810,167		3.99%	4.4	$2,960,000
Unamortized discounts	(24,854)
Deferred financing costs, net	(45,110)
Total debt per balance sheet	8,740,203
Retained certificates	(55,499)
Cash and restricted cash, excluding security deposits and letters of credit	(147,083)
Deferred financing costs, net	45,110
Unamortized discounts	24,854
Net debt	$8,607,585

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
(6)As of September 30, 2026, interest rate is based on Term SOFR of 3.91% plus the applicable margin for the 2024 Term Loan and the Revolving Facility.
(7)If we exercise the two six month extension options, the maturity date will be September 9, 2029.
(8)If we exercise the two one year extension options, the maturity date will be April 28, 2030.
(9)For unsecured debt and total debt, the weighted average interest rate is calculated based on September 30, 2026 Term SOFR of 3.91%, and includes the impact of interest rate swap agreements effective as of that date.

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
Our real estate assets are illiquid in nature. A timely liquidation of assets may not be a viable source of short-term liquidity should a cash flow shortfall arise, and we may need to source liquidity from other financing sources, such as the Revolving Facility which had an undrawn balance of $1,265.0 million as of September 30, 2026.
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
Cash Flows
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
($ in thousands)	2026	2025	$ Change	% Change
Net cash provided by operating activities	$1,060,576	$1,077,580	$(17,004)	(1.6)%
Net cash used in investing activities	(64,345)	(570,993)	506,648	88.7%
Net cash used in financing activities	(1,013,262)	(530,612)	(482,650)	(91.0)%
Change in cash, cash equivalents, and restricted cash	$(17,031)	$(24,025)	$6,994	29.1%
Operating Activities
Our cash flows provided by operating activities depend on numerous factors, including the occupancy level of our homes, the rental rates achieved on our leases, the collection of rent from our residents, and the amount of other operating revenues and expenses. Net cash provided by operating activities was $1,060.6 million and $1,077.6 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of 1.6%. The decrease in cash provided by operating activities is primarily due to a net $16.3 million of cash used in operations between periods from changes in operating assets and liabilities.
Investing Activities
Net cash used in investing activities consists primarily of expenditures for the acquisition, initial renovations, and ongoing capital improvements to our homes, investments in unconsolidated joint ventures, the purchase price of our recent homebuilding platform acquisition, land and construction in progress, and fundings of construction loans, partially offset by proceeds from property sales.
Net cash used in investing activities was $64.3 million and $571.0 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $506.6 million. The net decrease in cash provided by investing activities resulted primarily from the combined effect of the following significant changes in cash flows period over period: (1) a decrease in cash used for the acquisition and initial renovations of homes; (2) an increase in cash proceeds received from the sale of single-family homes; (3) an increase in cash used for investments in unconsolidated joint ventures; (4) the purchase of a homebuilding platform in the current period; (5) an increase in cash used for investment in land and construction in progress; and (6) an increase in cash used for fundings of construction loans.
Acquisition and initial renovation spend decreased by $476.2 million from period to period due to a decrease in the number of homes acquired from 2,042 during the nine months ended September 30, 2025 to 673 homes purchased during the nine months ended September 30, 2026. Proceeds from the sale of single-family homes increased $384.6 million due to an increase in the number of homes sold from 1,041 during the nine months ended September 30, 2025 to 1,798 homes sold during the nine months ended September 30, 2026 and an increase in average net proceeds per home. On September 15, 2026, in connection with the Pathway Transaction, we contributed $196.9 million to Pathway Property Company to repay its then-outstanding indebtedness. On January 14, 2026, we invested $91.1 million for the acquisition of ResiBuilt. Cash used for investment in land and construction in progress increased to $80.1 million due to an increase in on balance sheet and related party build-to-rent development activities. Cash used for fundings of construction loans increased to $49.3 million due to commencement of our construction and development lending program in the second half of 2025.
Financing Activities
Net cash used in financing activities was $1,013.3 million for the nine months ended September 30, 2026 compared to $530.6 million for the nine months ended September 30, 2025. The change between periods is primarily due to the following financing transactions. During the nine months ended September 30, 2026, we repurchased $797.6 million of shares of our common stock under our share repurchase programs. No such repurchases occurred during the nine months ended September 30, 2025. For the nine months ended September 30, 2026, $340.0 million of net proceeds from our Revolving Facility and proceeds from the sale of homes were used to acquire ResiBuilt and repurchase shares of our common stock. During the nine months ended September 30, 2026, we issued $496.5 million of unsecured notes, net of discount, and used the proceeds to make a $488.0 million voluntary prepayment on IH 2017-1 debt secured debt and to pay related closing costs. For the nine months ended September 30, 2025, we issued $596.9 million of unsecured notes, net of discount, and used the proceeds to repay the then-outstanding balance on our revolving credit facility (resulting in $570.0 million of net payments thereon on a year to date basis) and to pay related closing costs. We also made dividend and distribution payments totaling $544.1 million during the nine months ended September 30, 2026 compared to $536.8 million during the nine months ended September 30, 2025, which were funded by cash flows from operations.

Contractual Obligations
Our contractual obligations as of September 30, 2026, consist of the following:

($ in thousands)	Total	2026(1)	2027-2028	2029-2030	Thereafter
Secured Debt(2)(3)	$982,348	$8,992	$537,943	$28,730	$406,683
Unsecured Notes(2)(3)	6,061,656	48,390	1,133,687	792,868	4,086,711
Term Loan Facilities(2)(3)(4)(5)	2,828,438	12,543	237,028	2,578,867	—
Revolving Facility(2)(3)(4)(5)(6)	560,727	6,481	51,494	502,752	—
Derivative instruments(2)(7)	(34,474)	(4,540)	(28,105)	(1,829)	—
Purchase commitments(8)	58,561	13,936	44,625	—	—
Operating leases	59,110	1,814	14,207	12,287	30,802
Finance leases	22,102	2,084	13,777	6,241	—
Total	$10,538,468	$89,700	$2,004,656	$3,919,916	$4,524,196

(1)Includes estimated payments for the remaining three months of 2026.
(2)For detailed information about each of our financing arrangements and derivative instruments see Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” and “— Note 8 of Notes to Condensed Consolidated Financial Statements.”
(3)Includes estimated interest payments through the extended maturity date, as applicable, based on the principal amount outstanding as of September 30, 2026.
(4)Interest is calculated at rates in effect as of September 30, 2026, including the indexed rate, any applicable margin, and that rate is held constant until the maturity date. As of September 30, 2026, Term SOFR was 3.91%.
(5)Calculated based on the maturity date if we exercise each of the remaining extension options available, which are subject to certain conditions being met. See Part I. Item 1. “Financial Statements — Note 7 of Notes to Condensed Consolidated Financial Statements” for a description of maturity dates without consideration of extension options.
(6)Includes the related facility fee, as applicable.
(7)Includes payments (receipts) related to interest rate swap obligations calculated using Term SOFR. As of September 30, 2026, Term SOFR was 3.91%.
(8)Represents commitments, net of previously funded deposits, to acquire 183 homes pursuant to binding development and purchase agreements with certain third-party homebuilders as of September 30, 2026.
Additionally, we have commitments, which are not reflected in the table above, to make additional capital contributions to our joint ventures and to fund future draws under construction and development loans made to borrowers. As of September 30, 2026, our remaining equity commitments to our joint ventures total $62.6 million, and our remaining funding commitments for construction and development loans total $221.9 million.
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
Critical Accounting Policies and Estimates
Critical accounting policies are those accounting policies that management believes are important to the portrayal of our financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that our critical accounting policies pertain to our investments in single-family residential properties, including acquisition of real estate assets, related cost capitalization, provisions for impairment, and single-family residential properties held for sale. These critical policies and estimates are summarized in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. There were no material changes to our critical accounting policies during the nine months ended September 30, 2026.
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

Non-GAAP Measures
EBITDA, EBITDAre, and Adjusted EBITDAre
EBITDA, EBITDAre, and Adjusted EBITDAre are supplemental, non-GAAP measures often utilized to evaluate the performance of real estate companies. We define EBITDA as net income or loss computed in accordance with GAAP before the following items: interest expense; income tax expense; depreciation and amortization; and adjustments for unconsolidated joint ventures. The National Association of Real Estate Investment Trusts (“Nareit”) recommends as a best practice that REITs that report an EBITDA performance measure also report EBITDAre. Consistent with the Nareit definition, we define EBITDAre as EBITDA, further adjusted for the following: gain on sale of property, net of tax; and impairment on depreciated real estate investments. Adjusted EBITDAre is defined as EBITDAre before the following items: share-based compensation expense; business reorganization; casualty (gains) losses and reserves, net; (gains) losses on debt extinguishment and modifications; and other income and expenses.
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

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to EBITDA, EBITDAre, and Adjusted EBITDAre for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income available to common stockholders	$157,811	$136,474	$535,783	$442,656
Net income available to participating securities	676	264	2,059	714
Non-controlling interests	602	472	1,963	1,489
Interest expense	92,045	90,781	281,345	262,449
Interest expense in unconsolidated joint ventures	6,054	7,253	18,446	18,822
Depreciation and amortization	195,751	188,457	583,192	557,058
Depreciation and amortization of investments in unconsolidated joint ventures	4,572	4,484	13,548	11,937
EBITDA	457,511	428,185	1,436,336	1,295,125
Gain on sale of property, net of tax	(136,176)	(45,515)	(355,578)	(163,772)
Impairment on depreciated real estate investments	796	335	2,226	434
Net gain on sale of investments in unconsolidated joint ventures	(1,856)	(6,469)	(4,904)	(6,875)
EBITDAre	320,275	376,536	1,078,080	1,124,912
Share-based compensation expense(1)	11,462	1,916	31,508	20,537
Business reorganization(2)	32,009	—	34,789	2,420
Casualty losses and reserves, net(3)	6,036	3,116	13,329	10,799
Loss on debt extinguishment and modifications	8,660	—	8,660	—
Other, net(4)	3,366	1,389	6,008	2,468
Adjusted EBITDAre	$381,808	$382,957	$1,172,374	$1,161,136

(1)For the three months ended September 30, 2026 and 2025, $1,824 and $1,562 was recorded in property management expense, respectively, and $9,638 and $354 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2026 and 2025, $6,089 and $4,779 was recorded in property management expense, respectively, and $25,419 and $15,758 was recorded in general and administrative expense, respectively.
(2)Includes a $30,411 loss recognized from consolidation of assets and liabilities in connection with the dissolution of our Pathway joint ventures; this loss was recorded in income (losses) from investments in unconsolidated joint ventures. Also includes severance, restructuring, acquisition, and integration costs.
(3)Includes our share from unconsolidated joint ventures.
(4)Includes interest income, non-cash provision for credit losses, net, gains (losses) resulting from investments in equity securities, settlement and other costs related to certain litigation and regulatory matters, and other miscellaneous income and expenses.
Net Operating Income
NOI is a non-GAAP measure often used to evaluate the performance of real estate companies. We define NOI for an identified population of homes as rental revenues and other property income less property operating and maintenance expense (which consists primarily of property taxes, insurance, HOA fees (when applicable), market-level personnel expenses, utility expenses, repairs and maintenance, and property administration). NOI excludes: management fee revenues; homebuilding revenues; property management expense; homebuilding cost of sales; general and administrative expense; interest expense; depreciation and amortization; casualty losses, impairment, and other; gain on sale of property, net of tax; losses from investments in unconsolidated joint ventures; (gains) losses on debt extinguishment and modifications; and other income and expenses.

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
The following table presents a reconciliation of net income (as determined in accordance with GAAP) to NOI for our total portfolio and NOI for our Same Store portfolio for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income available to common stockholders	$157,811	$136,474	$535,783	$442,656
Net income available to participating securities	676	264	2,059	714
Non-controlling interests	602	472	1,963	1,489
Management fee revenues	(19,889)	(21,975)	(59,479)	(65,677)
Homebuilding revenues	(35,849)	—	(129,054)	—
Property management expense(1)	39,163	37,073	116,214	109,645
Homebuilding cost of sales	31,967	—	113,316	—
General and administrative(2)	34,233	18,444	95,884	71,553
Interest expense	92,045	90,781	281,345	262,449
Depreciation and amortization	195,751	188,457	583,192	557,058
Casualty losses, impairment, and other . . . . . . . . . . . . . . . .	6,807	3,420	15,388	11,132
Gain on sale of property, net of tax	(136,176)	(45,515)	(355,578)	(163,772)
(Income) losses from investments in unconsolidated joint ventures	32,175	(2,130)	37,662	7,890
Loss on debt extinguishment and modifications	8,660	—	8,660	—
Other, net(3)	3,366	1,389	6,008	2,468
NOI (total portfolio)	411,342	407,154	1,253,363	1,237,605
Non-Same Store NOI	(30,703)	(30,582)	(94,444)	(89,443)
NOI (Same Store portfolio)(4)	$380,639	$376,572	$1,158,919	$1,148,162

(1)Includes $1,824 and $1,562 of share-based compensation expense for the three months ended September 30, 2026 and 2025, respectively. Includes $6,089 and $4,779 of share-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes $9,638 and $354 of share-based compensation expense for the three months ended September 30, 2026 and 2025, respectively. Includes $25,419 and $15,758 of share-based compensation expense for the nine months ended September 30, 2026 and 2025, respectively.
(3)Includes interest income, non-cash provision for credit losses, net, gains (losses) resulting from investments in equity securities, settlement and other costs related to certain litigation and regulatory matters, and other miscellaneous income and expenses.
(4)The Same Store portfolio totaled 76,687 homes for the three and nine months ended September 30, 2026.

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
We believe that Core FFO and Adjusted FFO are also meaningful supplemental measures of our operating performance for the same reasons as FFO and are further helpful to investors as they provide a more consistent measurement of our performance across reporting periods by removing the impact of certain items that are not comparable from period to period. We define Core FFO as FFO adjusted for the following (including adjustments for unconsolidated joint ventures, as applicable): non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives; share-based compensation expense; legal settlements; amortization of intangible assets; business reorganization; casualty (gains) losses and reserves, net; (gains) losses on debt extinguishment and modifications; non-cash provision for (reversal of) for credit losses, net; and (gains) losses on investments in equity and other securities, net, as applicable. We define Adjusted FFO as Core FFO less recurring capital expenditures, including adjustments for unconsolidated joint ventures, that are necessary to help preserve the value and maintain the functionality of our homes. The GAAP measure most directly comparable to Core FFO and Adjusted FFO is net income or loss. Core FFO and Adjusted FFO are not used as measures of our liquidity and should not be considered alternatives to net income or loss or any other measure of financial performance presented in accordance with GAAP. Our Core FFO and Adjusted FFO may not be comparable to the Core FFO and Adjusted FFO of other companies due to the fact that not all companies use the same definition of Core FFO and Adjusted FFO. Accordingly, there can be no assurance that our basis for computing these non-GAAP measures is comparable with that of other companies.

The following table presents a reconciliation of net income (as determined in accordance with GAAP) to FFO, Core FFO, and Adjusted FFO for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025
Net income available to common stockholders	$157,811	$136,474	$535,783	$442,656
Net income available to participating securities	676	264	2,059	714
Non-controlling interests	602	472	1,963	1,489
Depreciation and amortization on real estate assets	185,136	183,653	555,459	543,775
Impairment on depreciated real estate investments	796	335	2,226	434
Net gain on sale of previously depreciated investments in real estate	(136,176)	(45,515)	(355,578)	(163,772)
Depreciation and net gain on sale of investments in unconsolidated joint ventures	2,710	(1,992)	8,629	5,016
FFO	211,555	273,691	750,541	830,312
Non-cash interest expense related to amortization of deferred financing costs, loan discounts, and non-cash interest expense from derivatives(1)	5,418	9,128	23,894	18,486
Share-based compensation expense(2)	11,462	1,916	31,508	20,537
Amortization of intangible assets	4,188	—	9,298	—
Business reorganization(3)	32,009	—	34,789	2,420
Casualty losses and reserves, net(1)	6,036	3,116	13,329	10,799
Loss on debt extinguishment and modifications	8,660	—	8,660	—
Non-cash provision for credit losses, net	3,516	—	3,516	—
(Gains) losses on investments in equity and other securities, net	5	(380)	344	(69)
Core FFO	282,849	287,471	875,879	882,485
Recurring capital expenditures(1)	(56,826)	(52,350)	(139,099)	(132,969)
Adjusted FFO	$226,023	$235,121	$736,780	$749,516

Net income available to common stockholders
Weighted average common shares outstanding — diluted(4)(5)	588,534,202	613,084,571	595,690,705	613,237,288

Net income per common share — diluted(4)(5)	$0.27	$0.22	$0.90	$0.72

FFO, Core FFO, and Adjusted FFO
Weighted average common shares and OP Units outstanding — diluted(4)(5)	591,396,324	615,599,540	598,386,169	615,673,797
FFO per common share — diluted(4)(5)	$0.36	$0.44	$1.25	$1.35
Core FFO per common share — diluted(4)(5)	$0.48	$0.47	$1.46	$1.43
AFFO per common share — diluted(4)(5)	$0.38	$0.38	$1.23	$1.22

(1)Includes our share from unconsolidated joint ventures.
(2)For the three months ended September 30, 2026 and 2025, $1,824 and $1,562 was recorded in property management expense, respectively, and $9,638 and $354 was recorded in general and administrative expense, respectively. For the nine months ended September 30, 2026 and 2025, $6,089 and $4,779 was recorded in property management expense, respectively, and $25,419 and $15,758 was recorded in general and administrative expense, respectively.
(3)Includes a $30,411 loss recognized from consolidation of assets and liabilities in connection with the dissolution of our Pathway joint ventures; this loss was recorded in income (losses) from investments in unconsolidated joint ventures. Also includes severance, restructuring, acquisition, and integration costs.

(4)Incremental shares attributed to non-vested share-based awards totaling 121,643 for the three months ended September 30, 2026, and 148,150 and 265,995 for the nine months ended September 30, 2026 and 2025, respectively, are included in weighted average common shares outstanding in the calculation of net income per common share — diluted. There are no incremental shares attributed to non-vested share-based awards for the three months ended September 30, 2025. For the computations of FFO, Core FFO, and AFFO per common share — diluted, common share equivalents of 787,246 and 415,032 for the three months ended September 30, 2026 and 2025, respectively, and 678,581 and 644,075 for the nine months ended September 30, 2026 and 2025, respectively, related to incremental shares attributed to non-vested share-based awards are included in the denominator.
(5)Vested units of partnership interests in INVH LP (“OP Units”) have been excluded from the computation of net income per common share — diluted for the periods above because all net income attributable to the vested OP Units has been recorded as non-controlling interest and thus excluded from net income available to common stockholders. Weighted average vested OP Units of 2,196,519 and 2,099,937 for the three months ended September 30, 2026 and 2025, respectively, and 2,165,033 and 2,058,429 for the nine months ended September 30, 2026 and 2025, respectively, are included in the denominator for the computations of FFO, Core FFO, and AFFO per common share — diluted.

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
As of September 30, 2026, our $2,960.0 million of outstanding variable-rate debt included $485.0 million on the Revolving Facility and $2,475.0 million on the Term Loan Facilities. Our variable-rate borrowings bear interest at SOFR, as adjusted if appropriate, plus the applicable spread. As of September 30, 2026, we had effectively converted 70.9% of these borrowings to a fixed rate through interest rate swap agreements. Assuming no change in the outstanding balance of our existing debt, the projected effect of a 100 bps increase or decrease in SOFR, collectively, on our annual interest expense would be an estimated increase or decrease of $8.6 million. This estimate considers the impact of our interest rate swap agreements and any Term SOFR floors or minimum interest rates stated in the agreements of the respective borrowings.
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
Inflation
Inflation primarily impacts our results of operations in the form of increased repair and maintenance and other costs and wage pressures. Inflation could also impact our cost of capital as a result of changing interest rates on variable rate debt that is not hedged or if our debt instruments are refinanced in a high-inflation environment. Our resident leases typically have a term of one to two years, which generally enables us to compensate for inflationary effects by increasing rents on our homes to current market rates. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the three and nine months ended September 30, 2026.
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

Part II
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Equity Securities
We made the following share repurchases during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan or Program(2) ($ in thousands)
July 1 — July 31, 2026	—	$—	—	$400,000
August 1 — August 31, 2026	2,828,151	29.67	2,828,151	316,093
September 1 — September 30, 2026	6,046,752	27.47	6,046,752	150,000
Total	8,874,903	$28.17	8,874,903

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
Date: October 29, 2026

By:	/s/ Kimberly K. Norrell
Name: Kimberly K. Norrell
Title: Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 29, 2026